Form 10-K
period 2003-12-31
LOEWS CORP
filed 2004-03-01
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes   X                          No
                          -----                           -----

  The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $7,024,000,000.

  As of February 20, 2004, 185,447,050 shares of Loews common stock and 57,965,000 shares of Carolina Group stock were outstanding.

                       Documents Incorporated by Reference:

  Portions of the Registrant's definitive proxy statement intended to be filed by Registrant with the Commission prior to April 29, 2004 are incorporated by reference into Part III of this Report.

==============================================================================

                               LOEWS CORPORATION

                          INDEX TO ANNUAL REPORT ON
                           FORM 10-K FILED WITH THE
                      SECURITIES AND EXCHANGE COMMISSION

                     For the Year Ended December 31, 2003


Item                                                                      Page
 No.                              PART I                                   No.
----                                                                      ----
1   Business
      Carolina Group Tracking Stock                                          3
      CNA Financial Corporation                                              4
      Lorillard, Inc.                                                       13
      Loews Hotels Holding Corporation                                      19
      Diamond Offshore Drilling, Inc.                                       20
      Texas Gas Transmission, LLC                                           23
      Bulova Corporation                                                    24
      Other interests                                                       25
      Available information (www.loews.com)                                 25
2   Properties                                                              26
3   Legal Proceedings                                                       26
4   Submission of Matters to A Vote of Security Holders                     27
    Executive Officers of The Registrant                                    27

                                  PART II

5   Market for the Registrant's Common Equity, Related
    Stockholder Matters and Issuer Purchases of Equity Securities           27
6   Selected Financial Data                                                 29
7   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              30
7A  Quantitative and Qualitative Disclosures about Market Risk             104
8   Financial Statements and Supplementary Data                            107
9   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                             204
9A  Controls and Procedures                                                204

                                  PART III

    Certain information called for by Part III (Items 10, 11, 12,
    13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.


                                  PART IV

15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       206


                                      PART I

Item 1. Business.

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC, a wholly owned subsidiary), and the distribution and sale of watches and clocks (Bulova Corporation, a 97% owned subsidiary).

  Unless the context otherwise requires, the terms "Company" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  Information relating to the major business segments from which the Company's consolidated revenues and income are derived is contained in Note 23 of the Notes to Consolidated Financial Statements, included in Item 8.

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

  (b) notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of February 20, 2004, $2.0 billion was outstanding);

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

  As of February 20, 2004, 57,965,000 shares of Carolina Group stock are outstanding representing a 33.43% economic interest in the Carolina Group.

  The Loews Group consists of all of the Company's assets and liabilities other than the 33.43% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

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

                           CNA FINANCIAL CORPORATION

  CNA Financial Corporation (together with its subsidiaries, "CNA") was incorporated in 1967 and is an insurance holding company whose primary subsidiaries consist of property and casualty insurance companies. CNA's property and casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. CNA's principal market is the United States with a continued focus on expanding globally to serve those with growing worldwide interests. CNA accounted for 71.26%, 70.38% and 69.89% of the Company's consolidated total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

  During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business and to replenish statutory capital of its principal insurance subsidiaries. In furtherance of those plans, CNA has taken a number of actions, including:

   . CNA sold the majority of its Group Benefits business to Hartford
     Financial Services Group, Inc. in December of 2003. CNA's Group Benefits operations provided group life, health insurance and investment products and services to employers, affinity groups and other entities that purchase insurance as a group. The business sold to Hartford included group life and accident, short and long term disability and certain other products, but did not include group long term care and specialty medical businesses.

   . CNA signed a definitive agreement in February of 2004 to sell its individual life insurance business to Swiss Re Life & Health America Inc. CNA's Life operations provides individuals with term, universal and permanent life insurance, individual long term care insurance, annuities and other products. The business to be sold to Swiss Re includes term, universal and permanent life insurance policies and individual annuity products, but not the individual long term care and structured settlements businesses. CNA ceased sales to new customers in its structured settlement, institutional markets and individual long term care businesses. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. These businesses will be managed as a run-off operation.

   . CNA withdrew from the assumed reinsurance business, which included the sale in October of 2003 of the renewal rights for most of its treaty reinsurance business to Folksamerica Reinsurance Company.

  For additional information with respect to the transactions described above, including a capital plan to replenish statutory capital, see Item 7. MD&A-Overview-CNA Recent Developments.

Property and Casualty Operations

  Standard Lines

  Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs.

  Standard Lines includes Property and Casualty and Excess & Surplus.

  Property and Casualty ("P&C"): P&C provides standard property and casualty insurance products such as workers compensation, general and product liability, property and commercial auto coverage through traditional and innovative advanced financial risk products to a wide range of businesses. The majority of P&C customers are small and middle-market businesses, with less than $1.0 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, P&C has the capability to offer specialized, loss-sensitive insurance programs to those risks viewed as higher risk and less predictable in exposure.

  P&C's field structure consists of 34 branch locations across the country. Each branch provides the marketing, underwriting, claim services and risk control expertise on the entire portfolio of products. A worldwide processing operation for small and middle-market customers handles policy processing and accounting, and provides a customer service call center. Also, Standard Lines, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

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

  Specialty Lines

  Specialty Lines provides professional, financial and specialty domestic and international property and casualty products and services through a network of brokers, managing general agencies and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

  Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Global, Surety, Warranty, and CNA Guaranty and Credit

  Professional Liability Insurance ("CNA Pro"): CNA Pro provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also provides directors and officers, errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where CNA offers tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

  CNA Pro, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems. Additionally, CNA HealthPro offers risk management consulting services to assist customers in managing quality of care risks associated with the delivery of healthcare. Claim services are provided to manage and resolve claims.

  CNA Global consists of Marine and Global Standard Lines.

  Marine serves domestic and global ocean marine needs, with markets extending across North America, Europe and throughout the world. Marine offers hull, cargo, primary and excess marine liability, marine claims and recovery products and services. Business is sold through national brokers, regional marine specialty brokers and independent agencies.

  Global Standard Lines is responsible for coordinating and managing the direct business of CNA's overseas property and casualty operations. This business identifies and capitalizes on strategic indigenous opportunities and currently has operations in Hawaii, Europe, Latin America and Canada.

  Surety: Surety consists primarily of CNA Surety Corporation ("CNA Surety"), a 64% owned subsidiary of CNA, offering small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of approximately 34,000 independent agencies.

  Warranty: Warranty provides warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product. Products are distributed via a sales force employed or contracted through a program administrator. Warranty's business activities are primarily performed through the wholly owned subsidiary, CNA National Warranty Corporation, which sells vehicle service contracts in the United States and Canada.

  CNA Guaranty and Credit: CNA Guaranty and Credit provided credit insurance on short term trade receivables for domestic and international clients as well as reinsurance to insurers who provide financial guarantees to issuers of asset-backed securities, money market funds and investment-grade corporate debt securities. The Guaranty business underwritten by CNA's insurance affiliates excluding CNA's ownership interest in R.V.I. Guaranty Co. Ltd. ("RVI"), an unconsolidated affiliate, is currently in run-off. The Credit business underwritten by CNA's insurance affiliates was sold on December 31, 2002; however, all inforce business and reserves at the date of sale were retained by CNA. The run-off of these businesses will occur over several years.

  CNA Re

  During October of 2003, CNA sold most of the renewal rights for all treaty business to Folksamerica Reinsurance Company ("Folksamerica"). Concurrent with the sale, CNA announced its withdrawal from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities, including unearned premium reserves. Prior to the sale, CNA Re had offered treaty, facultative, and financial reinsurance while operating primarily in the United States and select global markets. In 2002 and prior, CNA Re's operations had also included the business of CNA Re U.K., a United Kingdom reinsurance company. On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa UK Limited ("Tawa"). The sale included business underwritten since inception by CNA Re U.K., except for certain risks retained by Continental Casualty Company ("CCC"). See the Investments section of the Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") for further details of the sale of CNA Re U.K. CNA Re's U.K. subsidiaries ceased new underwriting activities in the third quarter of 2001.

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

  Group Benefits: Group Benefits offered group long term care and specialty medical products and related services. On December 31, 2003, CNA sold its group term life and accident insurance and short term and long term disability business to Hartford. Prior to this sale, products had been marketed through a nationwide operation of 31 sales offices, third-party administrators, managing general agents and insurance consultants. See Note 14 of the Consolidated Financial Statements included under Item 8 for further details of this transaction.

  Federal Markets: Federal Markets provided health insurance benefits to federal employees, retirees and their families, insuring nearly one million members under the Mail Handlers Plan. On July 1, 2002, CNA sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group. As a result of this transaction, CNA recognized a $7.0 million pretax realized loss on the sale of Claims Administration Corporation and $15.0 million of pretax non-recurring fee income related to the transfer of the Mail Handlers Plan.

  Institutional Markets and Other: Institutional Markets and Other is a provider of annuities and investment products to pension plan sponsors and other institutional customers. The products include traditional and synthetic guaranteed investment contract ("GICs"), indexed contracts, group annuities and funding agreements. CNA offers an index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor's 500 ("S&P 500") index. During 2003, CNA ceased new sales in its institutional markets business. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. These businesses will be managed as a run-off operation.

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

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. ("Swiss Re") for approximately $690.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

  During the second quarter of 2003, CNA completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, CNA decided to significantly reduce new sales of this product and certain infrastructure costs.

  During February of 2004, CNA also ceased new sales in its structured settlement business. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. These businesses will be managed as a run-off operation.

Other

  The Other Insurance segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of Asbestos and Environmental Pollution and Mass Tort ("APMT") claims, certain run-off insurance and non-insurance operations and other operations.

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

  Other operations include interest expense on corporate borrowings, asbestos claims related to Fibreboard Corporation and CNA UniSource and inter-company eliminations.

  CNA UniSource provided human resources, information technology, payroll processing and professional employer organization services. During 2002, CNA decided to exit the lines of business provided by CNA UniSource. Effective March 31, 2002, CNA UniSource ceased providing professional employer organization services. Effective December 31, 2002, CNA UniSource ceased payroll processing services.

Supplementary Insurance Data

  The following table sets forth supplementary insurance data:


Year Ended December 31                                             2003         2002       2001
------------------------------------------------------------------------------------------------
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
  Loss and loss adjustment expense ratio                          107.1%        79.4%     125.2%
  Expense ratio                                                    42.2         29.3       36.7
  Dividend ratio                                                    1.4          0.9        1.5
------------------------------------------------------------------------------------------------
  Combined ratio                                                  150.7%       109.6%     163.4%
================================================================================================

Trade Ratios - Statutory basis (a):
  Loss and loss adjustment expense ratio                          112.7%        79.2%     126.2%
  Expense ratio                                                    32.8         30.1       32.3
  Dividend ratio                                                    1.1          1.0        1.7
------------------------------------------------------------------------------------------------
  Combined ratio                                                  146.6%       110.3%     160.2%
================================================================================================

Individual Life and Group Life
  Insurance In-Force:
  Individual Life (b)                                        $330,805.0   $345,272.0 $426,822.0
  Group Life                                                   58,163.0     92,479.0   70,910.0
------------------------------------------------------------------------------------------------
                                                             $388,968.0   $437,751.0 $497,732.0
================================================================================================

Other Data - Statutory basis (c):
  Property and casualty companies'
   capital and surplus (d)                                   $  6,170.0   $  6,836.0 $  6,241.0
  Life and group companies' capital
   and surplus (d)                                                707.0      1,645.0    1,752.0
  Property and casualty companies'
   written premium to surplus ratio                                 1.1          1.3        1.3
  Life companies' capital and surplus-
   percent to total liabilities                                    13.0%        21.0%      25.3%
  Participating policyholders-percent of
   gross life insurance in force                                    0.5%         0.4%       0.4%

----------

(a) Trade ratios reflect the results of CNA's property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting practices ("SAP") is related to the treatment of active life reserves ("ALR") related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition expenses to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.
(b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 11.9%, 34.7% and 8.7% in 2003, 2002 and 2001, respectively. (The 2002 lapse ratio includes the novation of CNA's individual life insurance business. Excluding the novation, the 2002 lapse ratio was 7.6%.
(c) Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.
(d) Surplus includes the property and casualty companies' equity ownership of the life and group insurance subsidiaries in 2003, and the ownership of life and group insurance subsidiaries in 2002 and 2001. On December
    31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re. See
    Notes 14 and 25 of the Notes to Consolidated Financial Statements included under Item 8 for further details of these transactions.

  The following table displays the distribution of gross written premiums for CNA's operations by geographic concentration:


Year Ended December 31                                                   2003      2002    2001
------------------------------------------------------------------------------------------------
Illinois                                                                  9.3%      9.1%    8.3%
California                                                                8.5       7.7     6.8
New York                                                                  7.3       7.2     7.9
Florida                                                                   7.6       6.7     6.2
Texas                                                                     5.7       6.2     5.8
New Jersey                                                                4.5       4.6     4.4
Pennsylvania                                                              4.2       4.5     4.3
Massachusetts                                                             3.1       2.8     2.6
All other states, countries or political
 subdivisions (a)                                                        49.8      51.2    53.7
------------------------------------------------------------------------------------------------
                                                                        100.0%    100.0%  100.0%
================================================================================================

----------

(a) No other individual state, country or political subdivision accounts for more than 2.1% of gross written premium.
`

  Approximately 3.2%, 3.5% and 4.8% of CNA's gross written premiums were derived from outside of the United States for the years ended December 31, 2003, 2002 and 2001. Gross written premiums from the United Kingdom were approximately 1.8%, 1.7% and 3.3% of CNA's premiums for the years ended December 31, 2003, 2002 and 2001. Premiums from any individual foreign country excluding the United Kingdom, were not significant.

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

                             Schedule of Property and Casualty Loss Reserve Development
------------------------------------------------------------------------------------------------------------
Year Ended December 31  1993(a)  1994(a)  1995(b)   1996  1997   1998  1999(c)  2000  2001(d)  2002(e)  2003
------------------------------------------------------------------------------------------------------------
(In millions of dollars)
Originally reported
 gross reserves for
 unpaid claim and claim
 adjustment expenses    20,812   21,639   31,044  29,357  28,533 28,317 26,631 26,408  29,551  25,648 31,282
Originally reported
 ceded recoverable       2,491    2,705    6,089   5,660   5,326  5,424  6,273  7,568  11,798  10,583 13,997
------------------------------------------------------------------------------------------------------------
Originally reported net
 reserves for unpaid
 claim and claim
 adjustment expenses    18,321   18,934   24,955  23,697  23,207 22,893 20,358 18,840  17,753  15,065 17,285
Cumulative net paid as
 of:
  One year later         3,629    3,656    6,510   5,851   5,954  7,321  6,546  7,686   5,981   5,373      -
  Two years later        6,143    7,087   10,485   9,796  11,394 12,241 11,935 11,988  10,535     -        -
  Three years later      8,764    9,195   13,363  13,602  14,423 16,020 15,247 15,291     -       -        -
  Four years later      10,318   10,624   16,271  15,793  17,042 18,271 18,136   -        -       -        -
  Five years later      11,378   12,577   17,947  17,736  18,568 20,779    -     -        -       -        -
  Six years later       13,100   13,472   19,465  18,878  20,573    -      -     -        -       -        -
  Seven years later     13,848   14,394   20,410  20,828     -      -      -     -        -       -        -
  Eight years later     14,615   15,024   22,237    -        -      -      -     -        -       -        -
  Nine years later      15,161   15,602     -       -        -      -      -     -        -       -        -
  Ten years later       15,675     -        -       -        -      -      -     -        -       -        -
Net reserves
 re-estimated as of:
  End of initial year   18,321   18,934   24,955  23,697  23,207 22,893 20,358 18,840  17,753  15,065 17,285
  One year later        18,250   18,922   24,864  23,441  23,470 23,920 20,785 21,306  17,805  17,496      -
  Two years later       18,125   18,500   24,294  23,102  23,717 23,774 22,903 21,377  20,368    -         -
  Three years later     17,868   18,088   23,814  23,270  23,414 25,724 22,780 23,890     -      -         -
  Four years later      17,511   17,354   24,092  22,977  24,751 25,407 25,293   -        -      -         -
  Five years later      17,082   17,506   23,854  24,105  24,330 27,456   -      -        -      -         -
  Six years later       17,176   17,248   24,883  23,736  26,037   -      -      -        -      -         -
  Seven years later     17,017   17,751   24,631  25,250     -     -      -      -        -      -         -
  Eight years later     17,500   17,650   26,023    -        -     -      -      -        -      -         -
  Nine years later      17,443   18,193      -      -        -     -      -      -        -      -         -
  Ten years later       17,926     -         -      -        -     -      -      -        -      -         -
------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy                395      741   (1,068) (1,553) (2,830)(4,563)(4,935)(5,050) (2,616) (2,431)     -
============================================================================================================

Reconciliation to gross
 re-estimated reserves:
  Net reserves
   re-estimated         17,926   18,193   26,023  25,250  26,037 27,456 25,293 23,890  20,368  17,496      -
  Re-estimated ceded
   recoverable           2,725    3,030    8,367   7,526   6,828  7,163  9,411 10,406  16,037  15,093      -
------------------------------------------------------------------------------------------------------------
Total gross re-estimated
 reserves               20,651   21,223   34,390  32,776  32,865 34,619 34,704 34,296  36,405  32,589      -
============================================================================================================

Net (deficiency)
 redundancy related to:
  Asbestos claims       (2,106)  (2,073)  (2,301) (2,402) (2,300)(2,056)(1,480)(1,414)   (642)   (642)     -
  Environmental claims    (909)    (743)    (785)   (729)   (751)  (530)  (629)  (617)   (153)   (153)     -
------------------------------------------------------------------------------------------------------------

 Total asbestos and
  environmental         (3,015)  (2,816)  (3,086) (3,131) (3,051)(2,586)(2,109)(2,031)   (795)   (795)     -
 Other claims            3,410    3,557    2,018   1,578     221 (1,977)(2,826)(3,019) (1,820) (1,636)     -
------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy                395      741   (1,068) (1,553) (2,830)(4,563)(4,935)(5,050) (2,615) (2,431)     -
============================================================================================================

----------
(a)  Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding CIC reserves, which were acquired on May 10, 1995 (the "Acquisition Date"). Accordingly, the
     reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.
(b)  Includes CIC gross reserves of $9,713.0 million and net reserves of $6,063.0 million acquired on the Acquisition Date and subsequent development thereon.
(c)  Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of
     $784.0 million as of December 31, 1999.
(d)  Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life
     Assurance Company ("CNAGLA"). Further, on January 1, 2001 approximately $1,055.0 million of reserves were transferred from CCC to CNAGLA.
(e)  Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited ("CNA Re U.K."). As a result of the sale, net reserves were reduced by approximately $1,316.0 million. See Note
     14 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion of the sale.

(f)  Effective December 31, 2003, CNA sold CNAGLA. As a result of the sale, net reserves were reduced by approximately $1,309.0 million. See Note 14 of the Notes to Consolidated
     Financial Statements included under Item 8 for further discussion of the sale.

  Additional information as to CNA's property and casualty claim and claim adjustment expense reserves and reserve development is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, incorporated by reference to Item 8, for information regarding CNA's investment portfolio.

Other

  Competition: The property and casualty and life and health insurance industries are highly competitive both as to rate and service. CNA's consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance and reinsurance products and services.

  Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment services.

  There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA's consolidated property and casualty subsidiaries ranked as the ninth largest property and casualty insurance organization in the United States based upon 2002 statutory net written premiums.

  The commercial property and casualty markets continue to realize significant rate increases, indicative of a hard market, while simultaneously using more strict underwriting criteria and requiring higher retention amounts for policyholders to further mitigate risk. The markets focus on underwriting profitability and the heightened perception of risk indicate the hard market will likely continue at a reduced level into 2004.

  Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulator, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payments. See "Liquidity and Capital Resources - Dividend Paying Ability" included in Item 7.

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

  Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance business in a variety of ways. These initiatives and legislation include tort reform proposals; class action reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or "Gramm-Leach-Bliley" Act ("GLB Act"), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although "functional regulation" was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, that are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2003 and 2002, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

  Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada, and other countries. Information related to regulation is set forth in MD&A included under Item 7.

  Terrorism Insurance: CNA and the insurance industry incurred substantial losses related to the September 11, 2001 World Trade Center disaster and related events. For the most part, CNA believes the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished. Information related to terrorism is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Reinsurance: See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 19 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

  Properties: CNA Plaza serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:


                                         Size
            Location                 (square feet)                     Principal Usage
----------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                            1,144,378       Principal executive offices of CNA
    333 S. Wabash
    Chicago, Illinois
  100 CNA Drive                          251,363       Life insurance offices (a)
    Nashville, Tennessee
Leased:
  40 Wall Street                         168,723       Property and casualty insurance offices
    New York, New York
  2405 Lucien Way                        178,744       Property and casualty insurance offices
    Maitland, Florida
  3500 Lacey Road                        168,793       Property and casualty insurance offices
    Downers Grove, Illinois
  1100 Cornwall Road                     112,926       Property and casualty insurance offices
    Monmouth Junction, New Jersey
  600 N Pearl Street                     115,666       Property and casualty insurance offices
    Dallas, Texas
  675 Placentia Avenue                   113,133       Property and casualty insurance offices
    Brea, California
  111 E Broad Street                     110,411       Property and casualty insurance offices
    Columbus, Ohio

(a) property to be transferred to Swiss Re subsequent to the sale of the individual life insurance business expected to be completed on or before March 31, 2004.

                                LORILLARD, INC.

  The Company's wholly owned subsidiary, Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2003. Newport accounted for approximately 90.2% of Lorillard's sales in 2003.

  Substantially all of Lorillard's sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 19.96%, 22.23% and 21.13% of the Company's consolidated total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

  The major tobacco companies in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the in business, results of operations and financial condition. These issues include substantial litigation seeking damages aggregating into the billions of dollars, as well as other relief; substantial annual payments and marketing and advertising restrictions provided for in the settlement agreements with each of the 50 states and certain other jurisdictions; the continuing contraction of the U.S. cigarette market; competition from other major cigarette manufacturers and deep discount manufacturers and resultant increases in industry-wide promotional expenses and sales incentives; substantial and potentially increasing federal, state and local excise taxes; regulation of the manufacture, sale, distribution, advertising, labeling and use of tobacco products; and increasing sales of counterfeit cigarettes in the United States. See Results of Operations-Lorillard, and-Liquidity and Capital Resources-Lorillard included in Item 7 of this Report. See also Item 3 of this Report, and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

  In addition, from time to time, bills have been introduced in Congress, among other things, to end or limit the price supports for leaf tobacco; to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes; concerning the placement of advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet; to impose an additional, or to increase existing, excise taxes on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

  In 1996, the U.S. Food and Drug Administration published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA's assertion of jurisdiction over cigarettes made by Lorillard and other manufacturers were upheld by the Supreme Court in March 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

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

  In February of 2001, a committee convened by the Institute of Medicine, a private, non-profit organization which advises the federal government on medical issues, issued a report recommending that Congress enact legislation enabling a suitable agency to regulate tobacco-related products that purport to reduce exposure to one or more tobacco toxicants or to reduce risk of disease, and to implement other policies designed to reduce the harm from tobacco use. The report recommended regulation of all tobacco products, including potentially reduced exposure products, known as PREPs.

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

  In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that environmental tobacco smoke ("ETS") exposes nonsmokers to an increased risk of lung cancer and respiratory illness. In addition, in 1993, the United States Environmental Protection Agency released a report (the "EPA Risk Assessment") concluding that ETS is a human lung carcinogen in adults, and causes respiratory effects in children, The EPA Risk Assessment has not been used as a basis for any regulatory action by the EPA. In May 2000, the Department of Health and Human Service's National Toxicology Program listed ETS as "known to be a human carcinogen." Various public health organizations have also issued statements on environmental tobacco smoke and its health effects and many scientific papers on ETS have been published since the EPA Risk Assessment, with varying conclusions.

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

  State and Local Regulation: In recent years, many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA Risk Assessment. The following are examples of some of the more significant state and local regulations affecting Lorillard's business:

 . In September of 1997, the California Environmental Protection Agency released a report (the "Cal/EPA Report") concluding that ETS causes specified development, respiratory, carcinogenic and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999.
   The California Air Resources Board is in the early stages of the process of determining whether to identify ETS as a toxic air contaminant, or "TAC," under the Toxic Air Contaminant Identification and Control Act. A subcommittee of that board has issued a draft report linking ETS with certain diseases, and public comment on the report has been invited. If California, on the basis of its assessments of risk and exposure, identifies ETS as a TAC, California could initiate the control phase of the Tanner Act, which involves adoption of measures to reduce or eliminate emissions. These measures could include further restrictions regarding venues where smoking is permitted or controls on product emissions.

 . The Commonwealth of Massachusetts has enacted legislation requiring each manufacturer of cigarettes and smokeless tobacco sold in Massachusetts to submit to the state's Department of Public Health ("DPH") an annual report identifying for each brand sold certain "added constituents," and providing nicotine yield ratings and other information for certain brands based on regulations promulgated by the DPH. The State of Texas has implemented legislation similar to the Massachusetts law. Neither legislation allows for the public release of trade secret information.

 . New York State has enacted legislation that requires the State's Office of Fire Prevention and Control ("OFPC") to promulgate fire-safety standards for cigarettes sold in New York and that cigarettes sold in New York meet ignition propensity performance standards established by that agency. On December 31, 2003, OFPC issued final Fire Safety Standards For Cigarettes proposing performance and testing standards pursuant to the legislation. The effective date of the regulations is June 28, 2004. Lorillard has developed proprietary technology to comply with the standards and intends to be able to comply by the effective date.

  Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard's business, though if enacted, they could have a material adverse effect on Lorillard's business and the Company's financial position or results of operations in the future.

  Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. On January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes and is now $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales in 2003 ranged from $0.09 per pack to $0.70 per pack in 16 states plus the District of Columbia. The average state excise tax, including the District of Columbia, increased to $0.73 per pack (of 20 cigarettes) in 2003 from $0.61 in 2002. Proposals for additional increases in federal, state and local excise taxes continue to be considered. The combined state and municipal taxes generally range from $0.025 to $3.00 per pack of cigarettes.

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

  Lorillard has funded and plans to continue to fund a Youth Smoking Prevention Program, which is designed to discourage youth from smoking. The program has addressed not only youth, but also parents and, through the "We Card" program, retailers, to prevent purchase of cigarettes by underage purchasers. Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18.

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

  As of December 31, 2003, Lorillard had approximately 740 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2003, 2002 and 2001, sales made by Lorillard to McLane Company, Inc., comprised 20%, 17% and 15%, respectively, of Lorillard's revenues. No other customer accounted for more than 10% of 2003, 2002 or 2001 sales. Lorillard does not have any backlog orders.

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

  Lorillard purchases more than 99% of its domestic leaf tobacco from Dimon International, Inc. Lorillard directs Dimon in the purchase of tobacco according to Lorillard's specifications for quality, grade, yield, particle size, moisture content and other characteristics. Dimon purchases and processes the whole leaf and then dries and packages it for shipment to and storage at Lorillard's Danville, Virginia facility. In the event that Dimon becomes unwilling or unable to supply leaf tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

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

  Lorillard produces cigarettes at its Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 185 million cigarettes per day and approximately 43 billion cigarettes per year. Through various automated systems and sensors, Lorillard actively monitors all phases of production to promote quality and compliance with applicable regulations.

  Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard's volume of units sold, which in turn could have an adverse impact on Lorillard's profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on industry volume or Lorillard volume, on the mix between premium and discount sales, on Lorillard's market share or on Lorillard's profits and earnings. Lorillard has not increased its wholesale prices since March of 2002. In May of 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment.

  Properties: Lorillard's manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. In addition, Lorillard owns tobacco receiving and storage facilities totaling approximately 1,500,000 square feet in Danville, Virginia. Lorillard's executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Its 93,800 square-foot research facility is also located in Greensboro.

  Lorillard's principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 27 public distributing warehouses located throughout the United States.

  Competition: The domestic U.S. market for cigarettes is highly competitive. Competition is primarily based on a brand's price, positioning, consumer loyalty, retail display, promotion, quality and taste. Lorillard's principal competitors are the three other major U.S. cigarette manufacturers, Philip Morris, R.J. Reynolds ("RJR") and Brown & Williamson ("B&W").

  Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program and could further be restrained by the proposed combination of RJR and B&W discussed below. The terms of Philip Morris' merchandising contracts preclude Lorillard from obtaining visible space in the retail store to effectively promote its brands. As a result in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs thereby limiting its sales potential.

  Lorillard's 9.3% market share of the 2003 U.S. domestic cigarette industry was fourth highest overall. Philip Morris, RJR and B&W accounted for approximately 50.4%, 21.5% and 10.5%, respectively, of wholesale shipments in 2003. Among the four major manufacturers, Lorillard ranked third behind Philip Morris and RJR with a 12.0% share of the premium segment in 2003.

  On October 27, 2003, RJR, the second largest cigarette manufacturer in the United States, and British American Tobacco announced that they have agreed to combine the U.S. tobacco business of RJR with British American Tobacco's U.S. tobacco business, B&W, the third largest cigarette manufacturer in the United States. The closing of this combination is subject to various conditions, including regulatory approvals.

  If completed, the consolidation of these two competitors would result in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created Reynolds American, having a combined market share of approximately 80%. In addition, this transaction would combine in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 21%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

  The following table sets forth cigarette sales data provided by the industry and by Lorillard to Management Science Associates ("MSAI"), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI's information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Lorillard management believes that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI. The table below indicates the relative position of Lorillard in the U.S.

                                                             Industry     Lorillard    Lorillard
Calendar Year                                                 (000)        (000)     to Industry
------------------------------------------------------------------------------------------------
2003                                                       371,525,000    34,431,000       9.27%
2002                                                       391,404,000    35,444,000       9.05%
2001                                                       406,304,000    37,626,000       9.26%

----------

  MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 27.2% in 2002 to 26.1% in 2003. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share amounted to approximately 12.0% in 2003, 11.8% in 2002 and 11.5% in 2001, as reported by MSAI.

                         LOEWS HOTELS HOLDING CORPORATION

  The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 20 hotels. Loews Hotels accounted for 1.74%, 1.53% and 1.49% of the Company's consolidated total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.


                                       Number of
         Name and Location               Rooms                Owned, Leased or Managed
-----------------------------------------------------------------------------------------------
Loews Annapolis                            220            Owned
  Annapolis, Maryland
Loews Beverly Hills Hotels                 137            Management contract expiring 2008 (a)
  Beverly Hills, California
Loews Coronado Bay Resort                  440            Land lease expiring 2034
  San Diego, California
Loews Denver                               185            Owned
  Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel      347            Management contract (a)(b)
  St. Pete Beach, Florida
Hard Rock Hotel,                           650            Management contract (c)
  at Universal Orlando
  Orlando, Florida
House of Blues Hotel, a Loews Hotel        370            Management contract expiring 2005 (a)
  Chicago, Illinois
The Jefferson, a Loews Hotel               100            Management contract expiring 2010 (a)
  Washington, D.C.
Loews Le Concorde                          405            Land lease expiring 2069
  Quebec City, Canada
Loews L'Enfant Plaza                       370            Management contract expiring 2005 (a)
  Washington, D.C.
Loews Miami Beach Hotel                    790            Land lease expiring 2096
  Miami Beach, Florida
Loews New Orleans Hotel                    285            Management contract expiring 2018 (a)
  New Orleans, Louisiana
Loews Philadelphia Hotel                   585            Owned
  Philadelphia, Pennsylvania
Portofino Bay Hotel,                       750            Management contract (c)
  at Universal Orlando, a Loews Hotel
  Orlando, Florida
The Regency, a Loews Hotel                 350            Land lease expiring 2013, with
  New York, New York                                       renewal option for 47 years
Royal Pacific Resort                     1,000            Management contract (c)
  at Universal Orlando, a Loews Hotel
  Orlando, Florida
Loews Santa Monica Beach                   340            Management contract expiring 2018,
  Santa Monica, California                                 with renewal option for 5 years (a)
Loews Vanderbilt Plaza                     340            Owned
  Nashville, Tennessee
Loews Ventana Canyon Resort                400            Management contract expiring 2009,
  Tucson, Arizona                                          with renewal options for 5 years (a)
Loews Hotel Vogue                          140            Owned
  Montreal, Canada

---------
(a)  These management contracts are subject to termination rights.
(b)  A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews
     Hotels pursuant to a management contract.
(c)  A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort's owners and are being operated by  Loews Hotels pursuant to a management contract.

  The hotels which are operated by Loews Hotels contain shops, a variety of restaurants and lounges, and some contain parking facilities, swimming pools, tennis courts and access to golf courses.

  The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $146.5 million at December 31, 2003 with interest rates ranging from 3.1% to 6.3%, and maturing between 2004 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $11.1 million for the year ended December 31, 2003.

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

                           DIAMOND OFFSHORE DRILLING, INC.

  Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore operates 45 offshore rigs. Diamond Offshore accounted for 4.18%, 4.70% and 5.38% of the Company's consolidated total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

  Drilling Units and Equipment: Diamond Offshore currently owns and operates 45 mobile offshore drilling rigs (30 semisubmersible rigs, 14 jack-up rigs and one drillship) and related equipment. Offshore rigs are mobile units that can be relocated via either self-propulsion or the use of tugs enabling them to be repositioned based on market demand.

  Semisubmersible rigs are supported by large pontoons and are partially submerged during drilling for greater stability. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (dynamic-positioning) system to maintain the rig's position over a drillsite. Diamond Offshore has three such semisubmersible rigs with dynamic-positioning capabilities.

  Diamond Offshore owns and operates nine high specification semisubmersible rigs. These semisubmersibles are larger than many other semisubmersibles, are capable of working in deep water or harsh environments, and have other advanced features. As of February 2, 2004, Diamond Offshore was actively marketing 26 of its semisubmersible rigs. These rigs are currently located as follows: nine in the U.S. Gulf of Mexico, four in Mexico, three in the North Sea and three in Brazil, with the remaining rigs located in various foreign markets.

  The remaining four of Diamond Offshore's semisubmersible rigs are cold stacked; two since March 2002 and two since December 2002. When Diamond Offshore anticipates that a rig will be idle for an extended period of time, it cold stacks the unit by ceasing to actively market the rig. This eliminates all expenditures associated with keeping the rig ready to go to work.

  Diamond Offshore owns and operates 14 jack-up rigs, 13 of which were being actively marketed as of February 2, 2004. These rigs stand on the ocean floor with their drilling platforms "jacked up" on support legs above the water. They are used for drilling in water depths from 20 feet to 350 feet. Thirteen of Diamond Offshore's jack-up rigs are cantilevered units capable of over platform development drilling and workover as well as exploratory drilling. Twelve of Diamond Offshore's jack-up rigs are currently located in the Gulf of Mexico.

  Diamond Offshore's drillship is self-propelled and designed to drill in deep water. Shaped like a conventional vessel, it is the most mobile of the major rig types. Diamond Offshore's drillship has dynamic-positioning capabilities and is currently operating in Brazil.

  Markets: Diamond Offshore's principal markets for its offshore contract drilling services are the Gulf of Mexico, including the United States and offshore Mexico, Europe, principally the U.K. and Norway, South America, Africa, and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide.

  Diamond Offshore contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of Diamond Offshore's revenues. In addition, Diamond Offshore has worked some of its rigs under dayrate contracts that include the ability to earn an incentive bonus based upon performance.

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

  Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 2003, Diamond Offshore performed services for 52 different customers with Petroleo Brasileiro S.A. ("Petrobras") and BP accounting for 20.3% and 11.9% of Diamond Offshore's annual total consolidated revenues, respectively. During 2002, Diamond Offshore performed services for 46 different customers with Petrobras, BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of Diamond Offshore's annual total consolidated revenues, respectively. During 2001, Diamond Offshore performed services for 44 different customers with BP and Petrobras accounting for 21.8% and 17.3% of Diamond Offshore's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's results of operations.

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

  Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location, and quality of service and equipment, an oversupply of rigs can create an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability often becomes a consideration, particularly with respect to technologically advanced units. Diamond Offshore believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

  Governmental Regulation: Diamond Offshore's operations are subject to numerous international, federal, state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

  The United States Oil Pollution Act of 1990 ("OPA '90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA '90, such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such spills. OPA '90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

  Indemnification and Insurance: Diamond Offshore's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore's, Diamond Offshore's customers' or a third party's property or equipment. Damage to the environment could also result from Diamond Offshore's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore's loss or liability in certain circumstances or that Diamond Offshore will continue to carry such insurance or receive such indemnification.

  Diamond Offshore's retention of liability for property damage is between $1.0 and $2.5 million per incident, depending on the value of the equipment, with an aggregate annual deductible of $5.0 million. In addition, Diamond Offshore is self insured for 10% of its property damage losses.

  Operations Outside the United States: Operations outside the United States accounted for approximately 51.6%, 55.5% and 37.3% of Diamond Offshore's total consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Diamond Offshore's non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. Diamond Offshore's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

  During 2003, Diamond Offshore entered into contracts to operate four of its semisubmersible rigs offshore Mexico for Pemex-Exploracion Y Produccion, the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than it normally assumes, such as exposure to greater environmental liability. While Diamond Offshore believes that the financial terms of the contracts and Diamond Offshore's operating safeguards in place mitigate these risks, there can be no assurance that Diamond Offshore's increased risk exposure will not have a negative impact on Diamond Offshore's future operations or financial results.

  Properties: Diamond Offshore owns an eight-story office building located in Houston, Texas containing approximately 182,000 net rentable square feet, which is used for its corporate headquarters. Diamond Offshore also owns two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland for its North Sea operations. In addition, Diamond Offshore leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Vietnam, the Netherlands, Malaysia, South Africa, West Africa, Ecuador and Mexico to support its offshore drilling operations.

                        TEXAS GAS TRANSMISSION, LLC

  The Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT") acquired Texas Gas Transmission, LLC ("Texas Gas") from the Williams Companies, Inc. in May of 2003. Texas Gas accounted for 0.87% of the Company's consolidated total revenue for the year ended December 31, 2003.

  Texas Gas owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and the Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

  Texas Gas's system, has a mainline delivery capacity of approximately 2.8 billion cubic feet (Bcf) of gas per day, is composed of approximately 5,800 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations having a sea-level-rated capacity totaling approximately 556,000 horsepower.

  Texas Gas owns and operates natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky. The storage capacity of Texas Gas's certificated storage fields is approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas. Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on its system, in part to meet the requirements of Texas Gas's firm and interruptible storage customers, and in part to meet the requirements of Texas Gas's "No-Notice" transportation service, which allows Texas Gas's customers to temporarily draw from Texas Gas's storage gas during the winter season to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide "Summer No-Notice" ("SNS") transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas's storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

  Customers: In 2003, Texas Gas transported gas of 100 distribution companies and municipalities for resale to residential, commercial and industrial end users. Texas Gas provided transportation services to approximately 14 industrial customers located along its system. At December 31, 2003, Texas Gas had transportation contracts with approximately 489 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Texas Gas's largest customer, Proliance Energy, LLC (Proliance), accounted for approximately 19.6% of total operating revenue. Only one other customer, Atmos Energy, with approximately 11.5%, accounted for over 10% of total operating revenue in 2003. Texas Gas's firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas's business. Additionally, Texas Gas offers interruptible transportation, short-term firm transportation and storage services under agreements that are generally short-term.

  Government Regulation: Texas Gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA") of 1938 and under the Natural Gas Policy Act of 1978, and as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and its accounting, among other things, are subject to regulation. Texas Gas's rates are established primarily through the FERC ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of Texas Gas's capital structure, and (3) volume throughput assumptions. The allowed rate of return is determined by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. Texas Gas holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the NGA.

  At December 31, 2003, Texas Gas had no pending rate case proceedings and no associated rate refunds. Texas Gas is required to file a rate case with the FERC with rates to be effective no later than November 1, 2005, and, presently Texas Gas does not plan to file a rate case prior to that time.

  Texas Gas is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines and is subject to extensive federal, state and local environmental laws and regulations, which affect Texas Gas's operations, related to the construction and operation of its pipeline facilities.

  Competition: Texas Gas competes primarily with other interstate pipelines in the transportation of natural gas, and natural gas competes with other forms of energy available to Texas Gas's customers, including electricity, coal, and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC's continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of Texas Gas's traditional customer base. As a result, segmentation and capacity release have created an active secondary market, which is increasingly competitive with Texas Gas.

  Properties: Texas Gas's pipeline system is owned in fee, with certain portions, such as the offshore areas, being held jointly with third parties. However, a substantial portion of Texas Gas's system is constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across property owned by others. Texas Gas's compressor stations, with appurtenant facilities, are located on lands owned in fee by Texas Gas. Texas Gas owns its main office building and other facilities located in Owensboro, Kentucky. Storage facilities are either owned or contracted for under long-term leases.

  During January 2004, Texas Gas held a non-binding open season to evaluate market interest for the expansion of daily and seasonal storage capacity from its natural gas storage complex. In the open season, Texas Gas proposed to add additional compression at its Western Kentucky storage facilites capable of incremental daily withdrawals up to 150,000 Mcf and seasonal storage capacity up to 8.2 Bcf, with service starting by November 2005. Texas Gas is currently reviewing responses received and working with parties that expressed interest in this project.

                               BULOVA CORPORATION

  Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for 1.01%, 0.95% and 0.79% of the Company's consolidated total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

  Bulova's principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. Clocks are principally sold under the Bulova brand name. All watches and substantially all clocks are purchased from foreign suppliers. Bulova's principal markets are the United States, Canada and Mexico. Bulova's product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle. Bulova established a Swiss subsidiary, Bulova Swiss SA, in the third quarter of 2002 to distribute product throughout Europe. Bulova Swiss SA began selling Bulova products in Italy, Greece and the Netherlands during the first quarter of 2003.

  Properties: Bulova owns an 80,000 square foot facility in Woodside, New York which it uses for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot facility in Brooklyn, New York, which it uses for clock service and warehouse purposes. Bulova also owns 6,100 square feet of office space in Hong Kong which it uses for quality control and sourcing purposes. Bulova leases 31,000 square foot facility in Toronto, Canada, which it uses for watch and clock sales and service; a 27,000 square foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations. Bulova also leases facilities in Mexico, Federal District, and Fribourg, Switzerland.

                                OTHER INTERESTS

  A subsidiary of the Company, Majestic Shipping Corporation ("Majestic"), owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating four ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

                               EMPLOYEE RELATIONS

  The Company, inclusive of its operating subsidiaries as described below, employed approximately 22,700 persons at December 31, 2003 and considers its employee relations to be satisfactory.

  Lorillard employed approximately 3,200 persons. Approximately 1,200 of these employees are represented by labor unions covered by three collective bargaining agreements.

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

  Loews Hotels employed approximately 2,200 persons, approximately 700 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations and provides comprehensive benefit plans for its hourly paid employees.

  The Company maintains a retirement plan, group life, disability and health insurance program and a savings plan for executive office employees. Loews Hotels non-union employees also participate in these benefit plans. Union employees participate in benefit plans provided by collective bargaining agreements.

  CNA employed approximately 12,100 full-time equivalent employees and has experienced satisfactory labor relations. CNA and its subsidiaries have comprehensive benefit plans for substantially all of their employees, including retirement plans, savings plans, disability programs, group life programs and group health care programs.

  Diamond Offshore employed approximately 3,740 persons including international crew personnel furnished through independent labor contractors. Diamond Offshore has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. Diamond Offshore does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

  Texas Gas employed approximately 700 persons. Certain of those employees were covered by a collective bargaining agreement. Texas Gas has experienced satisfactory labor relations and provides comprehensive benefit plans for its employees. The International Chemical Workers Union Council of the United Food and Commercial Workers International Union, Local 187C, represents 116 of Texas Gas's 375 field employees. The current collective bargaining agreement between Texas Gas and Local 187C expires on April 30, 2004.

  Bulova and its subsidiaries employed approximately 560 persons, approximately 150 of whom are union members. Bulova and its subsidiaries have experienced satisfactory labor relations. Bulova provides comprehensive benefit plans for substantially all employees.

                             AVAILABLE INFORMATION

  The Company's website address is www.loews.com The Company makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Copies of the Company's Code of Business Conduct and Ethics, Corporate Governance

Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter have also been posted and are available on the Company's website.

Item 2. Properties.

  Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

1. Insurance Related.  Information with respect to insurance related legal
   -----------------
proceedings is incorporated by reference to Note 21, "Legal Proceedings - Insurance Related" of the Notes to Consolidated Financial Statements included in Item 8.

2. Tobacco Related.  Approximately 4,275 product liability cases are pending
   ---------------
against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,875 of these cases. The Company is a defendant in six of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 21, "Legal Proceedings - Tobacco Related" of the Notes to Consolidated Financial Statements included in
Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,475 cases are pending, including approximately 1,100 cases against Lorillard. The 1,475 cases include approximately 1,000 cases pending in a single West Virginia court in which a consolidated trial is scheduled for March 21, 2005. Lorillard is a defendant in nearly 950 of the 1,000 consolidated West Virginia cases. The Company is a defendant in two of the conventional product liability cases and is not a party to any of the consolidated West Virginia cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Thirteen of these cases are pending against Lorillard. The Company is a defendant in two of the class action cases. An additional group of approximately 25 class action cases are pending against other cigarette manufacturers and assert claims on behalf of smokers of "light" cigarettes. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens suing on behalf of taxpayers. Lorillard is a defendant in 11 of the 13 pending Reimbursement cases. The Company is a defendant in one of the pending Reimbursement cases. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

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

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,725 pending Flight Attendant cases. The Company is not a defendant in any of the Flight Attendant cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 550 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 200 of the 550 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in six of the actions.

  Other tobacco-related litigation includes "Tobacco Related Anti-Trust Cases." Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                      First
                                                                      Became
Name                   Position and Offices Held           Age        Officer
-----------------------------------------------------------------------------
Gary W. Garson         Senior Vice President, General
                        Counsel and Secretary              57           1988
Herbert C. Hofmann     Senior Vice President               61           1979
Peter W. Keegan        Senior Vice President and Chief
                         Financial Officer                 59           1997
Arthur L. Rebell       Senior Vice President               62           1998
Andrew H. Tisch        Office of the President and         54           1985
                        Chairman of the Executive
                        Committee
James S. Tisch         Office of the President,            51           1981
                        President and Chief Executive
                        Officer
Jonathan M. Tisch      Office of the President             50           1987
Preston R. Tisch       Chairman of the Board               77           1960

  Andrew H. Tisch and James S. Tisch are brothers, and are nephews of, and Jonathan M. Tisch is a son of, Preston R. Tisch. None of the other officers or directors of Registrant is related to any other.

  All executive officers of Registrant, have been engaged actively and continuously in the business of Registrant for more than the past five years.

  Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

                                   PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

Price Range of Common Stock

Loews common stock

  Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported high and low sales prices in each calendar quarter of 2003 and 2002:



                                                                2003                 2002
                                                    --------------------------------------------
                                                          High        Low       High        Low
------------------------------------------------------------------------------------------------
First Quarter                                           $47.90      $39.65     $62.10     $53.95
Second Quarter                                           49.02       38.25      62.30      52.00
Third Quarter                                            49.18       40.10      53.89      40.67
Fourth Quarter                                           49.48       38.80      45.62      37.50

Carolina Group stock

  Carolina Group stock is listed on the New York Stock Exchange and trading of the stock started on February 1, 2002. The following table sets forth the reported high and low sales prices in each calendar quarter of 2003 and 2002:


                                                             2003                 2002
------------------------------------------------------------------------------------------------
                                                       High        Low       High         Low
------------------------------------------------------------------------------------------------
First Quarter                                         $22.95      $18.00     $30.05       $27.70
Second Quarter                                         27.18       16.86      33.59        25.85
Third Quarter                                          28.10       20.70      27.25        17.35
Fourth Quarter                                         25.70       22.49      21.20        16.41

Dividend Information

  The Company has paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.15 per share of Loews common stock were paid in each calendar quarter of 2003 and 2002.

  The Company paid quarterly cash dividends on Carolina Group stock of $0.445 per share beginning in the second quarter of 2002. The Company increased its quarterly cash dividend on Carolina Group stock to $0.455 per share beginning in the second quarter of 2003.

Approximate Number of Equity Security Holders

  The Company has approximately 1,900 holders of record of Loews common stock and 70 holders of record of Carolina Group stock.

Item 6.  Selected Financial Data.


Year Ended December 31                         2003       2002      2001      2000       1999
-----------------------------------------------------------------------------------------------
(In millions, except per share data)

Results of Operations:

Revenues                                  $16,461.0  $17,456.5  $18,728.2  $20,633.0  $20,840.2
(Loss) income before taxes and minority
 interest                                 $(1,378.4) $ 1,640.7  $  (829.1) $ 3,135.9  $   861.5
(Loss) income from continuing operations  $  (666.1) $   978.6  $  (547.7) $ 1,835.5  $   472.6
Discontinued operations - net                  55.4      (27.0)      13.9       13.1       12.6
Cumulative effect of changes in
 accounting principles-net                               (39.6)     (53.3)               (157.9)
------------------------------------------------------------------------------------------------
Net (loss) income                         $  (610.7) $   912.0  $  (587.1) $1,848.6   $   327.3
================================================================================================

(Loss) income attributable to:
  Loews common stock:
   (Loss) income from continuing
    operations                            $  (781.3) $   837.9  $  (547.7) $1,835.5   $   472.6
   Discontinued operations-net                 55.4      (27.0)      13.9      13.1        12.6
   Cumulative effect of changes in
    accounting principles-net                            (39.6)     (53.3)               (157.9)
------------------------------------------------------------------------------------------------
  Loews common stock                         (725.9)     771.3     (587.1)  1,848.6       327.3
  Carolina Group stock                        115.2      140.7
------------------------------------------------------------------------------------------------
  Net (loss) income                       $  (610.7) $   912.0  $  (587.1) $1,848.6   $   327.3
================================================================================================

(Loss) Income Per Share:

Loews common stock:
  (Loss) income from continuing
   operations                             $   (4.21) $    4.46  $   (2.81) $   9.24   $    2.18
  Discontinued operations - net                0.30      (0.14)      0.07      0.06        0.05
  Cumulative effect of changes in
   accounting principles-net                             (0.21)     (0.27)                (0.73)
------------------------------------------------------------------------------------------------
  Net (loss) income                       $   (3.91) $    4.11  $   (3.01) $   9.30   $    1.50
================================================================================================

Carolina Group stock                      $    2.76  $    3.50
================================================================================================

Financial Position:

Investments                               $42,514.8  $40,136.7  $41,159.1 $41,332.7  $42,008.0
Total assets                               77,880.9   70,515.6   75,001.0  71,588.7   70,628.2
Long-term debt                              5,820.2    5,651.9    5,920.3   6,040.0    5,706.3
Shareholders' equity                       11,054.3   11,235.2    9,429.3  10,969.1    9,783.8
Cash dividends per share:
  Loews common stock                           0.60       0.60       0.58      0.50       0.50
  Carolina Group stock                         1.81       1.34
Book value per share of
  Loews common stock                          60.92      61.68      49.24     55.62      46.82
Shares outstanding:
  Loews common stock                         185.45     185.44     191.49    197.23     208.96
  Carolina Group stock                        57.97      39.91
------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:


                                                                      Page No.
                                                                      --------

Overview
  Consolidated Financial Results                                          32
  Classes of Common Stock                                                 33
  Parent Company Structure                                                34
Critical Accounting Estimates                                             34
Results of Operations by Business Segment
  CNA Financial
    2003 charges                                                          36
    Reserves - Estimates and Uncertainties                                38
    Reinsurance                                                           40
    World Trade Center Event                                              43
    Terrorism Insurance                                                   44
    Restructuring                                                         45
    Non-GAAP Financial Measures                                           47
    Property and Casualty Segment                                         48
    Group Segment                                                         56
    Life Segment                                                          58
    Other Insurance Segment                                               59
    APMT Reserves                                                         60
  Lorillard
      Results of Operations                                               70
      Business Environment                                                73
  Loews Hotels                                                            74
  Diamond Offshore                                                        75
  Texas Gas                                                               77
  Bulova                                                                  77
  Corporate                                                               77
Liquidity and Capital Resources
  CNA Financial                                                           78
  Lorillard                                                               84
  Loews Hotels                                                            85
  Diamond Offshore                                                        85
  Texas Gas                                                               86
  Bulova                                                                  86
  Majestic Shipping                                                       86
  Parent Company                                                          87
Investments                                                               88
Accounting Standards                                                      98
Forward-Looking Statements Disclaimer                                     98
Supplemental Financial Information                                       101

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

CNA Recent Developments

  During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review, and 2003 charges of $1,667.4 million after tax and minority interest ($2,845.0 million pretax) related to unfavorable net prior year development and a $356.9 million ($610.0 million pretax) increase in the provision for reinsurance and insurance receivables, a capital plan was developed to replenish statutory capital of CNA's property and casualty subsidiaries adversely impacted by these charges. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

  In order to assist CNA in replenishing statutory capital adversely impacted by the 2003 charges discussed above, in November of 2003 Loews purchased $750.0 million of a new series of CNA convertible preferred stock. Loews committed additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes in the event certain additions to statutory capital were not achieved through asset sales. In addition, Loews committed to an additional $150.0 million of capital support by March 31, 2004, in a form to be determined.

  On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford Financial Services Group, Inc. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530.0 million, of which $485.0 million was received on December 31, 2003, resulting in an investment loss on the sale of $116.4 million (after tax and minority interest). See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. for approximately $690.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

  After consideration of the increase in statutory surplus resulting from the sale of the Group Benefits business, Loews purchased $45.6 million of surplus notes in February of 2004, pursuant to the capital plan. In addition, the sale of CNA's individual life business is expected to result in an addition to statutory surplus in excess of $400.0 million. However, the sale of the individual life business was not consummated by February 26, 2004. As a result, Loews purchased $300.0 million of additional surplus notes in February of 2004. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained.

  In addition to the asset sales described above, and as part of the decision to focus on its property and casualty business, CNA withdrew from the assumed reinsurance business during 2003. In October of 2003, CNA entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica. Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. CNA will manage the run-off of its retained liabilities.

  The Group Operations business, individual life and annuity insurance business and CNA Re absorbed approximately $150.0 million of shared corporate overhead expenses that are allocated to all of CNA's businesses. CNA expects that the 2004 consolidated net results will include an approximate $50.0 million after tax loss (before minority interest) for these three businesses, primarily due to these corporate overhead expenses. The 2003 expense initiative discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from this initiative will be partially offset by these expenses. CNA is evaluating its corporate expense structure and anticipates taking actions in 2004 that will reduce these expenses.

  The primary components of the expense initiative are a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, CNA has achieved the targeted workforce reduction and approximately $28.0 million of associated severance and related costs have been recorded in 2003. Actions related to the commission and other acquisition expenses have begun to be implemented in 2003 and will continue through 2004.

  In February of 2004, CNA announced the decision to cease sales to new customers in its structured settlement and institutional markets businesses. Also, during 2003, CNA ceased sales to new customers in the individual and group long term care businesses. CNA will continue to accept new deposits and premiums only from existing customers for the institutional markets business and will service its existing commitments on all businesses in which new sales were ceased. These businesses will be managed as a run-off operation. CCC will provide credit enhancement to Continental Assurance Company ("CAC") for certain of CAC's investment and specialty medical products.

Acquisition of Texas Gas

  In May of 2003 the Company, through a wholly owned subsidiary, TGT Pipeline, LLC, acquired Texas Gas from The Williams Companies, Inc. The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas.

Consolidated Financial Results

  The following table summarizes the revenues, net (loss) income and earnings per share information:


Year Ended December 31                                                         2003        2002
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Consolidated:
  Revenues (a)                                                            $16,461.0   $17,456.5
  Net (loss) income                                                       $  (610.7)  $   912.0

Per Share: (b)
  (Loss) income per share of Loews common stock:
    (Loss) income from continuing operations                              $   (4.21)  $    4.46
    Discontinued operations-net                                                0.30       (0.14)
    Cumulative effect of change in accounting
     principle-net                                                                        (0.21)
------------------------------------------------------------------------------------------------
  Net (loss) income per share of Loews common
   stock                                                                  $   (3.91)  $    4.11
================================================================================================
  Net income per share of Carolina Group stock                            $    2.76   $    3.50
================================================================================================

(a) Revenue includes premiums of $1,151.0 for the year ended December 31, 2002, related to the
    National Postal Mail Handlers contract at CNA which was transferred on July 1, 2002.
(b) The Company has two classes of common stock, Loews common stock and Carolina Group stock, issued in February 2002.

  Net loss of $610.7 million for 2003 includes a gain from discontinued operations of $55.4 million or $0.30 per share of Loews common stock related to the sale of a hotel property, as compared to a loss from discontinued operations of $27.0 million or $0.14 per share of Loews common stock in the prior year primarily related to CNA's sale of its life operations in Chile. Net income in 2002 also included a charge for accounting changes of $39.6 million or $0.21 per share of Loews common stock, related to accounting for goodwill and other intangible assets at CNA.

  The 2003 results reflect the charges at CNA Financial Corporation, the Company's 90% owned subsidiary, for net prior year development of $1,667.4 million, net of tax and minority interest, which includes premium and claim and allocated claim adjustment expense development. Results for 2003 also include charges to increase bad debt reserves for insurance and reinsurance receivables of $356.9 million.

  The net prior year development consists of $1,202.0 million related to core reserves and $465.4 million related to asbestos, environmental pollution and mass tort ("APMT") reserves (after tax and minority interest). The net prior year development also resulted in additional cessions to CNA's reinsurance contracts, including the corporate aggregate reinsurance treaties. These additional cessions resulted in $60.3 million of interest expense (after tax and minority interest), which is recorded as a reduction in investment income.

  Consolidated loss from continuing operations for the year ended 2003 was $666.1 million, compared to income of $978.6 million in the prior year. Loss from continuing operations includes net investment gains of $338.3 million (after tax and minority interest), compared to a loss of $116.7 million (after tax and minority interest) in the prior year. The net loss reflects the unfavorable net prior year premium and loss development and increase in bad debt reserves recorded in 2003 as discussed above and lower results from Lorillard, partially offset by the improvement in net investment gains.

  Loss from continuing operations attributable to Loews common stock for the year ended 2003 amounted to $781.3 million or $4.21 per share, compared to income of $837.9 million or $4.46 per share in the prior year. Loss from continuing operations includes net investment gains attributable to Loews common stock of $339.7 million, compared to losses of $122.0 million in the prior year.

  Net income attributable to Carolina Group stock for the year ended 2003 amounted to $115.2 million or $2.76 per Carolina Group share, compared to $140.7 million or $3.50 per share in the prior year.

Components of Net (Loss) Income




Year Ended December 31                                                        2003         2002
------------------------------------------------------------------------------------------------
(In millions)

(Loss) income before net investment gains (losses)
 attributable to Loews common stock                                       $ (1,121.0) $   959.9
Net investment gains (losses)                                                  339.7     (122.0)
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                      (781.3)     837.9
Discontinued operations-net (a)                                                 55.4      (27.0)
Cumulative effect of change in accounting
 principle-net (b)                                                                        (39.6)
------------------------------------------------------------------------------------------------
Net (loss) income attributable to Loews common stock                      $   (725.9) $   771.3
================================================================================================

(a) Includes a gain of $56.7 in the year ended December 31, 2003 from the sale of a hotel property. The year ended December 31, 2002 includes a $31.0 loss from CNA's sale of its life operations in Chile.
(b) Represents the effect of the adoption of SFAS No. 142, which was a change in accounting for goodwill and other intangible assets at CNA.

Classes of Common Stock

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at December 31, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of December 31, 2003, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

  The existence of separate classes of common stock could give rise to occasions where the interests of the holders of Loews common stock and Carolina Group stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, the Company's board of directors could, in its sole discretion, from time to time, make determinations or implement policies that affect disproportionately the groups or the different classes of stock. For example, Loews's board of directors may decide to reallocate assets, liabilities, revenues, expenses and cash flows between groups, without the consent of shareholders. The board of directors would not be required to select the option that would result in the highest value for holders of Carolina Group stock.

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

Parent Company

  The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders (see Liquidity and Capital Resources - CNA, below).

  At December 31, 2003, the book value per share of Loews common stock was $60.92, compared to $61.68 at December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

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

  The accounting policies discussed below are considered by management to be critical to an understanding of the Company's consolidated financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations or equity.

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience, and are discounted at interest rates that range from 4.0% to 6.5% at December 31, 2003. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, Environmental Pollution and Mass Tort and

Asbestos Reserves, and Reserve Development sections is necessary to understand the sensitivity of management's estimate.

Reinsurance

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in a review of Results of Operations for CNA's segment results-Reinsurance that follows.

Tobacco and Other Litigation

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

  On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs are seeking review of the case by the Florida Supreme Court. The Company and Lorillard believe that the appeals court's decision should be upheld upon further appeals.

  Except for the impact of the State Settlement Agreements as described in
Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

  CNA is also involved in various legal proceedings that have arisen during the ordinary course of business. CNA evaluates the facts and circumstances of each situation and when CNA determines it necessary, a liability is estimated and recorded.

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

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. See "Investments - CNA" in this MD&A and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 for information related to the Company's impairment charges.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

Individual Long-term Care Products

  CNA's reserves and deferred acquisition costs for its individual long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company's results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions. For further information see the Life Operations section of the MD&A.

Loans to National Contractor

  CNA has made loans through a credit facility provided to a national contractor to whom CNA Surety provides significant amounts of surety bond insurance coverage. As of December 31, 2003, the Company has credit exposure of $80.0 million under the credit facility. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contactor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible. Therefore, no valuation allowance has been established. Further information on this credit agreement is provided in the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 90% owned subsidiary of the Company.

2003 Charges

  The Company's 2003 net loss included CNA's significant reserve strengthening as a result of reserve reviews. Significant items that contributed to CNA's 2003 net loss (after tax and minority interest) include:

  . Net prior year development of $1,667.4 million after tax and minority interest, which includes premium and claim and allocated claim adjustment expense development. Of this amount, $1,202.0 million was recorded for core reserves and $465.4 million was recorded for environmental pollution and mass tort and asbestos ("APMT") reserves.

  . Increase in the bad debt reserve for reinsurance receivables in the amount of $215.3 million. This increase was recorded based on continuing deterioration of reinsurer financial strength ratings. See the Reinsurance section of this MD&A for a detailed discussion of this charge.

  . Increase in the bad debt reserve for insurance receivables in the amount of $141.6 million in Standard Lines. See the Property and Casualty discussion of results in the MD&A for a discussion of this charge.

  . Increase in unallocated claim and claim adjustment expense ("ULAE") reserves of $58.5 million. The increase was recorded in Standard Lines ($2.7 million), Specialty Lines ($16.2 million) and the Other Insurance ($39.6 million) segments.

The following table summarizes the pretax 2003 net year development by segment.

                                                              Property
                                                                 and        Other
                                                               Casualty   Insurance    Total
-----------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year claim and allocated claim
 adjustment expense development excluding the impact
 of the corporate aggregate reinsurance treaties:
  Core (Non-APMT)                                            $ 2,064.0    $   86.0    $ 2,150.0
  APMT                                                                       795.0        795.0
-----------------------------------------------------------------------------------------------
    Total                                                      2,064.0       881.0      2,945.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (643.0)                  (643.0)
------------------------------------------------------------------------------------------------
Pretax unfavorable net prior year development before
 impact of premium development                                 1,421.0       881.0      2,302.0
------------------------------------------------------------------------------------------------
Unfavorable (favorable) premium development, excluding
 impact of corporate aggregate reinsurance treaties              192.0        (7.0)       185.0
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        357.0         1.0        358.0
------------------------------------------------------------------------------------------------
     Total premium development                                   549.0        (6.0)       543.0
-----------------------------------------------------------------------------------------------
Total 2003 unfavorable net prior year development (pretax)   $ 1,970.0    $  875.0    $ 2,845.0
================================================================================================
Total 2003 unfavorable net prior year development
 (after tax and minority interest)                           $ 1,281.0    $  568.0    $ 1,849.0
================================================================================================

  The following table summarizes the pretax 2002 net unfavorable prior accident year development by segment.


                                                              Property
                                                                 and        Other
                                                              Casualty    Insurance     Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable (favorable) net prior year claim
 and allocated claim adjustment expense development
 excluding the impact of the corporate aggregate
 reinsurance treaties:
Core (Non-APMT)                                              $    81.0    $   23.0    $   104.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (148.0)                  (148.0)
------------------------------------------------------------------------------------------------
Pretax (favorable) unfavorable net prior year development
 before impact of premium development                            (67.0)       23.0        (44.0)
------------------------------------------------------------------------------------------------
Premium development, excluding impact of corporate
 aggregate reinsurance treaties                                   (7.0)       (3.0)       (10.0)
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        100.0         1.0        101.0
------------------------------------------------------------------------------------------------
  Total premium development                                       93.0        (2.0)        91.0
-----------------------------------------------------------------------------------------------
Total 2002 unfavorable net prior year development (pretax)   $    26.0     $  21.0    $    47.0
===============================================================================================
Total 2002 unfavorable net prior year development
 (after tax and minority interest)                           $    17.0     $  14.0    $    31.0
===============================================================================================

  The following table summarizes the pretax 2001 net unfavorable prior accident year development by segment.


                                                              Property
                                                                and          Other
                                                              Casualty    Insurance     Total
-----------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year claim and allocated claim
 adjustment expense development excluding the impact
 of the corporate aggregate reinsurance treaties:
  Core (Non-APMT)                                             $1,578.0    $   72.0    $ 1,650.0
  APMT                                                                     1,241.0      1,241.0
------------------------------------------------------------------------------------------------
    Total                                                      1,578.0     1,313.0      2,891.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (500.0)                  (500.0)
------------------------------------------------------------------------------------------------
Pretax unfavorable (favorable) net prior year development
 before impact of premium development                          1,078.0     1,313.0      2,391.0
------------------------------------------------------------------------------------------------
Unfavorable (favorable) premium development,
 excluding impact of corporate aggregate reinsurance
 treaties                                                        779.0         9.0        788.0
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        230.0                    230.0
------------------------------------------------------------------------------------------------
     Total premium development                                 1,009.0         9.0      1,018.0
------------------------------------------------------------------------------------------------
Total 2001 unfavorable net prior year development (pretax)    $2,087.0    $1,322.0    $ 3,409.0
================================================================================================
Total 2001 unfavorable net prior year development
 (after tax and minority interest)                            $1,356.0    $  859.0    $ 2,215.0
================================================================================================

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported. Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Balance Sheets under the heading "Insurance Reserves." Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

  . the effects of accounting and financial reporting scandals and other major corporate governance failures which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

  . class action litigation relating to claims handling and other practices;

  . increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

  . increases in the number of claims alleging abuse by members of the clergy

  The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions.

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

  . the risks and lack of predictability inherent in major litigation;

  . changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

  . continued increase in mass tort claims relating to silica and silica-containing products;

  . the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies that CNA has issued;

  . the number and outcome of direct actions against CNA; and

  . CNA's ability to recover reinsurance for asbestos and environmental pollution and mass tort claims.

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

  Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the Asbestos and Environmental Pollution and Mass Tort Reserves section of this MD&A for additional information relating to APMT claims and reserves.

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company's results of operations and equity and CNA's business, insurer financial strength and debt ratings (see the Ratings section of this MD&A).

  The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the property and casualty and Other Insurance segments.


                                                                      Gross
                                                                     Carried        Estimated
                                                                       Loss        Volatility in
December 31, 2003                                                    Reserves        Reserves
------------------------------------------------------------------------------------------------
(In millions, except %)

Standard Lines                                                       $12,983.0         +/-  7.0%
Specialty Lines                                                        6,470.0         +/-  7.0%
CNA Re                                                                 2,288.0         +/- 10.0%
Other Insurance                                                        7,046.0         +/- 25.0%

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

Reinsurance

  CNA assumes and cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business.

  Property and Casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, worker's compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and worker's compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. CNA's ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by CNA's life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60%-90% of the face value. Universal life policies issued from 1998 onward are generally ceded at 75% of the face value.

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in other net investment income, was $344.0, $239.0 and $241.0 million in 2003, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,789.0 and $2,766.0 million at December 31, 2003 and 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, was $147.0, $10.0 and $47.0 million in 2003, 2002 and 2001.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $572.6 and $195.7 million at December 31, 2003 and 2002. The reserve increased by $377.0 million during 2003 in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003, CNA updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies. While CNA believes the allowance for doubtful accounts is adequate based on current collateral and information currently available at the financial stability of reinsurers failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations and/or equity. CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $5,255.0 and $4,754.0 million at December 31, 2003 and 2002. In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company's results of operations or equity.

  CNA has reinsurance receivables from several reinsurers who have recently experienced multiple downgrades of their financial strength ratings, have announced that they will no longer accept new business and are placing their books of business into run-off. One of CNA's principal credit exposures from these recent events arises from reinsurance receivables from Gerling Global ("Gerling").

  In 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109.0 million, which was net of a previously established allowance for doubtful accounts of $47.0 million. CNA has no further exposure to the Gerling companies that are in run-off. CNA estimates that these commutations will reduce pretax interest expense related to these treaties by approximately $11.0 million in 2004.

  Amounts receivable from reinsurers were $16,254.0 and $12,696.0 million at December 31, 2003 and 2002. Of these amounts, $813.0 and $957.0 million were billed to reinsurers as of December 31, 2003 and 2002, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and incurred but not reported ("IBNR") reserves and future reserves and future policyholder benefits ceded under reinsurance contracts.

  CNA's largest recoverables from a single reinsurer at December 31, 2003, including prepaid reinsurance premiums, were approximately $2,533.0, $2,033.0, $1,172.0, $977.0, $760.0 and $629.0 million from subsidiaries of The Allstate Corporation ("Allstate"), subsidiaries of Hannover Reinsurance ("Ireland") Ltd., Hartford Life Group Insurance Company, American Reinsurance Company, European Reinsurance Company of Zurich and subsidiaries of the Berkshire Hathaway Group.

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

  During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the World Trade Center Disaster and related events ("WTC event"). The aggregate limits for the Aggregate Cover have been fully utilized.

  The impact of the Aggregate Cover was as follows:


Year ended December 31                                                 2003     2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premium                                                $(258.0)           $ (543.0)
Ceded claim and claim adjustment expenses                             500.0             1,010.0
Interest charges                                                     (147.0)  $(51.0)     (81.0)
------------------------------------------------------------------------------------------------
Pretax (expense) benefit                                            $  95.0   $(51.0)  $  386.0
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

The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. During 2003, the CCC Cover was fully utilized. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $27.0 million in 2004.

  The impact of the CCC Cover was as follows:


Year ended December 31                                               2003        2002      2001
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premium                                              $(100.0)    $(101.0) $ (260.0)
Ceded claim and claim adjustment expenses                           143.0       148.0     470.0
Interest charges                                                    (59.0)      (37.0)    (20.0)
------------------------------------------------------------------------------------------------
Pretax (expense) benefit                                          $ (16.0)    $  10.0  $  190.0
================================================================================================

  The impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:


Years ended December 31                                             2003        2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                                                   $  73.0     $ (52.0)  $  381.0
Specialty Lines                                                      6.0         2.0       33.0
CNA Re                                                               2.0        12.0      162.0
-----------------------------------------------------------------------------------------------
Total Property and Casualty                                         81.0       (38.0)     576.0
Corporate and Other                                                 (2.0)       (3.0)
------------------------------------------------------------------------------------------------
Pretax impact benefit (expense)                                  $  79.0     $ (41.0)  $  576.0
================================================================================================

World Trade Center Event

  During the third quarter of 2001, CNA recorded estimated incurred losses of $468.0 million pretax, net of reinsurance, related to the WTC event. The loss estimate was based on a total industry loss of $50.0 billion and included all lines of insurance. This estimate took into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. During both 2003 and 2002, CNA reduced the reserves related to the WTC event in both the property and casualty and group and life segments. See the segment discussions of this MD&A for further information. As of December 31, 2003, CNA believes its recorded reserves, net of reinsurance, for the WTC event are adequate.

  The WTC event and related items comprising the amounts noted above are detailed by segment in the following table.


                                                                    Pretax
                                                                  Corporate
                                                                   Aggregate   Total     Total
                                                       Pretax     Reinsurance Pretax   After-tax
Year ended December 31, 2001         Gross Losses    Net Impact*   Benefit   Impact    Impact
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                         $   375.0     $  185.0      $ 108.0    $ 77.0   $   44.0
Specialty Lines                            214.0         30.0         12.0      18.0       11.0
CNA Re                                     662.0        410.0        139.0     271.0      154.0
-----------------------------------------------------------------------------------------------
Total Property and Casualty              1,251.0        625.0        259.0     366.0      209.0
Group Operations                           235.0         53.0                   53.0       31.0
Life Operations                             75.0         22.0                   22.0       12.0
Corporate and Other                         87.0         27.0                   27.0       15.0
------------------------------------------------------------------------------------------------
Total                                  $ 1,648.0     $  727.0      $ 259.0    $468.0   $  267.0
================================================================================================

*Pretax impact of the WTC event before corporate aggregate reinsurance treaties. The pretax net impact includes $85.0 million of reinstatement and additional premiums.

Terrorism Insurance

  CNA and the insurance industry incurred substantial losses related to the WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

  The Terrorism Risk Insurance Act of 2002 (the "Act") established a program within the Department of the Treasury under which the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. The Act expires on December 31, 2005. Each participating insurance company must pay a deductible, ranging from 7.0% of direct earned premiums from commercial insurance lines in 2003 to 15.0% in 2005, before federal government assistance becomes available. For losses in excess of a company's deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0% of annual premium.

  CNA is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act requires insurers to offer terrorism coverage through 2004. The Secretary of the Department of the Treasury has discretion to extend this offer requirement until December 31, 2005.

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

  Reinsurers' obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. CNA's assumed reinsurance arrangements, beginning with the January 1, 2002 renewal period, either exclude terrorism coverage or significantly limit the level of coverage.

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

  As summarized in the following table, during 2001, CNA incurred $62.0 million pretax, or $35.0 million after tax and minority interest, of restructuring and other related charges for the IT Plan. During 2002, $4.0 million pretax, or $2.6 million after tax and minority interest, of this accrual was reduced. No restructuring and other related charges related to the IT Plan were incurred in 2003.


                                              Employee
                                             Termination       Impaired
                                             and Related         Asset       Other
                                             Benefit Costs      Charges      Costs       Total
-----------------------------------------------------------------------------------------------
(In millions)

Standard Lines                               $     5.0         $  1.0                   $   6.0
Specialty Lines                                    2.0                                      2.0
------------------------------------------------------------------------------------------------
Total Property and Casualty                        7.0            1.0                       8.0
Life Operations                                                  17.0                      17.0
Other Insurance                                   22.0           14.0       $  1.0         37.0
------------------------------------------------------------------------------------------------
Total                                        $    29.0         $ 32.0       $  1.0      $  62.0
================================================================================================

  In connection with the IT Plan, after the write-off of impaired assets, CNA accrued $30.0 million of restructuring and other related charges in 2001 (the "IT Plan Initial Accrual"). These charges primarily related to $29.0 million of workforce reductions of approximately 260 positions gross and net and $1.0 million of other costs.

  The following table summarizes the IT Plan Initial Accrual and the activity in that accrual during 2001, 2002 and 2003.


                                               Employee
                                              Termination      Impaired
                                              and Related        Asset      Other
                                              Benefit Costs     Charges     Costs         Total
------------------------------------------------------------------------------------------------
(In millions)

IT Plan initial Accrual                         $   29.0        $  32.0     $  1.0     $   62.0
Costs that did not require cash in 2001                           (32.0)                  (32.0)
Payments charged against liability in 2001         (19.0)                                 (19.0)
------------------------------------------------------------------------------------------------

Accrued costs at December 31, 2001                  10.0                       1.0         11.0
Payments charged against liability in 2002          (2.0)                                  (2.0)
Reduction of accrual                                (3.0)                     (1.0)        (4.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2002                   5.0                                    5.0
Payments charged against liability in 2003          (2.0)                                  (2.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2003              $    3.0                               $    3.0
================================================================================================

  The remaining accrual relating to employee termination and related benefit costs is expected to be paid through 2004.

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

  As summarized in the following table, during 2001, CNA incurred $189.0 million pretax, or $109.4 million after tax and minority interest, of restructuring and other related charges for the 2001 Plan. During 2002, $32.0 million pretax, or $18.4 million after tax and minority interest, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003.


                                      Employee
                                    Termination      Lease      Impaired
                                    and Related   Termination     Asset       Other
                                   Benefit Costs      Costs      Charges      Costs      Total
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                       $   40.0                                            $  40.0
Specialty Lines                           7.0                                                7.0
CNA Re                                    2.0      $   4.0                                   6.0
------------------------------------------------------------------------------------------------
Total Property and Casualty              49.0          4.0                                  53.0
Group Operations                          7.0                                 $ 35.0        42.0
Life Operations                           3.0                    $    9.0                   12.0
Corporate and Other                       9.0         52.0           21.0                   82.0
------------------------------------------------------------------------------------------------
Total                                $   68.0      $  56.0       $   30.0     $ 35.0    $  189.0
================================================================================================

  All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life Operations, were charged to the Corporate and Other segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom relate solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

  In connection with the 2001 Plan, CNA accrued $189.0 million of these restructuring and other related charges (the "2001 Plan Initial Accrual"). These charges include employee termination and related benefit costs, lease termination costs, impaired asset charges and other costs.

  The following table summarizes the 2001 Plan Initial Accrual and the activity in that accrual during 2001, 2002 and 2003 by type of restructuring cost.


                                       Employee
                                     Termination         Lease      Impaired
                                     and Related      Termination    Asset      Other
                                     Benefit Costs      Costs      Charges      Costs      Total
------------------------------------------------------------------------------------------------
(In millions)

2001 Plan Initial Accrual              $  68.0        $  56.0      $  30.0     $  35.0  $ 189.0
Costs that did not require cash                                                  (35.0)   (35.0)
Payments charged against liability        (2.0)                                            (2.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2001           66.0           56.0         30.0                152.0
Costs that did not require cash           (1.0)          (3.0)        (9.0)               (13.0)
Payments charged against liability       (53.0)         (12.0)        (4.0)               (69.0)
Reduction of accrual                     (10.0)          (7.0)       (15.0)               (32.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2002            2.0           34.0          2.0                 38.0
Costs that did not require cash                                       (1.0)                (1.0)
Payments charged against liability        (2.0)         (15.0)                            (17.0)
-----------------------------------------------------------------------------------------------
Accrued costs December 31, 2003                       $   19.0     $   1.0             $   20.0
================================================================================================

Non-GAAP Financial Measures

  This MD&A discusses certain GAAP and non-GAAP financial measures to provide information used by management to monitor CNA's operating performance. Management utilizes various financial measures to monitor CNA's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures and are used by management to monitor performance of CNA's insurance operations. CNA's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions are made related to the sale or impairment of investments that will produce realized gains and losses. Net realized investment gains and losses, which are comprised of after tax realized investment gains and losses net of participating policyholders' and minority interests are a non-GAAP financial measure.

  Underwriting results are computed as net earned premiums less net incurred claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses and dividend expenses. Management uses underwriting results and operating ratios to monitor its insurance operations' results without the impact of certain factors, including investment income, other revenues, other expenses, minority interest, income tax benefit (expense) and net realized investment gains or losses. Management excludes these factors in order to analyze the direct relationship between the net earned premiums and the related claims and the cost incurred to settle these claims, acquisition expenses, underwriting expenses and dividend expenses.

  Management excludes after tax net realized investment gains or losses when analyzing the insurance operations because net realized investment gains or losses related to CNA's available-for-sale investment portfolio are largely discretionary, except for losses related to other-than-temporary impairments, and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

  Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners ("NAIC") for financial regulation and as a basis of comparison among companies. The ratios discussed in this MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio ("loss ratio") as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

  Throughout this MD&A, business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Loss and Net (Loss) Income.


Year Ended December 31,                                           2003       2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Underwriting loss                                           $ (2,540.0)   $(439.0)   $ (3,053.0)
Net investment income                                            695.0      795.0         974.0
Other revenues                                                   321.0      471.0         468.0
Other expenses                                                  (293.0)    (394.0)       (467.0)
------------------------------------------------------------------------------------------------
(Loss) income, before income tax benefit
 (expense), minority interest and net
  realized investment gains (losses)                          (1,817.0)     433.0      (2,078.0)
Income tax benefit (expense)                                     717.0     (117.0)        697.0
Minority interest                                                116.2      (57.6)        156.2
------------------------------------------------------------------------------------------------
Operating (loss) income                                         (983.8)     258.4      (1,224.8)

Realized investment gains (losses), net
 of participating policyholders' and
 minority interest                                               519.2      (77.5)        812.0
Income tax (expense) benefit on realized
 investment gains (losses)                                      (191.6)      45.2        (302.9)
------------------------------------------------------------------------------------------------
Net (loss) income                                           $   (656.2)   $ 226.1    $   (715.7)
================================================================================================

Property and Casualty

  In 2003, CNA conducted its property and casualty operations through the following operating segments: Standard Lines, Specialty Lines, and CNA Re. The discussion of underwriting results and ratios reflect the underlying business results of CNA's property and casualty insurance subsidiaries. Underwriting ratios are industry measures of property and casualty underwriting results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums.

  The following table summarizes key components of the property and casualty segment operating results for the years ended December 31, 2003, 2002 and 2001.


Year Ended December 31                                             2003         2002       2001
------------------------------------------------------------------------------------------------
(In millions, except%)

Net written premiums                                          $ 7,089.0     $7,008.0  $ 5,459.0
Net earned premiums                                             6,945.0      6,838.0    5,010.0
Underwriting loss                                              (2,540.0)      (439.0)  (3,053.0)
Investment income, net                                            695.0        795.0      974.0
Net (loss) income                                                (656.2)       226.1     (715.7)

Ratios:
 Loss and loss adjustment expense                                  95.1%        74.2%     113.3%
 Expense                                                           40.9         31.1       45.3
 Dividend                                                           1.6          1.1        2.3
------------------------------------------------------------------------------------------------
 Combined                                                         137.6%       106.4%     160.9%
================================================================================================

2003 Compared with 2002

  Net written premiums for the property and casualty segment increased $81.0 million and net earned premiums increased $107.0 million in 2003 as compared with 2002. These increases were due primarily to rate increases and increased new business, primarily in Standard and Specialty Lines, offset by increased ceded premiums, including premiums ceded to corporate aggregate and other reinsurance treaties, as a result of unfavorable prior year development recorded in 2003.

  Standard Lines averaged rate increases of 16.0%, 27.0% and 17.0% in 2003, 2002 and 2001 for the contracts that renewed during those periods. Retention rates of 72.0%, 68.0% and 76.0% were achieved for those contracts that were up for renewal.

  Specialty Lines averaged rate increases of 24.0%, 26.0% and 13.0% in 2003, 2002 and 2001 for the contracts that renewed during these years. Retention rates of 79.0%, 76.0% and 78.0% were achieved for those contracts that were up for renewal.

  Net results decreased $882.3 million in 2003 as compared with 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,139.7 million after tax and minority interest ($1,944.0 million pretax), a $49.6 million ($84.0 million pretax) increase in catastrophe losses, a $220.9 million ($378.0 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, and a $53.2 million ($89.0 million pretax) increase in insurance related assessments. Net results also include an $18.9 million ($33.0 million pretax) increase in unallocated loss adjustment expense ("ULAE") reserves, increased dividend development of $24.3 million ($42.0 million pretax), and, increased interest expense of $81.1 million ($137.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $360.6 million increase in net realized investment results, including increased limited partnership income, and improved current accident year results.

  The combined ratio increased 31.5 points and underwriting results decreased $2,101.0 million in 2003 as compared with 2002. The loss ratio increased 21.2 points due principally to increased unfavorable net prior year development, as discussed below, and $143.0 million of catastrophe losses, primarily related to Hurricanes Isabel and Claudette, Texas tornados, and Midwest rain storms in 2003. Catastrophe losses were $59.0 million in 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio.

  Unfavorable net prior year development of $1,970.0 million, including $1,421.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $549.0 million of unfavorable premium development, was recorded in 2003. Unfavorable net prior year reserve development of $26.0 million, including $67.0 million of favorable claim and allocated claim adjustment expense reserve development and $93.0 million of unfavorable premium development, was recorded for in 2002. The gross carried claim and claim adjustment expense reserve was $21,741.0 and $16,205.0 million at December 31, 2003 and December 31, 2002. The net carried claim and claim adjustment expense reserve was $16,828.0 and $11,997.0 million at December 31, 2003 and 2002.

  Approximately $495.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the number of claims reported was higher than expected primarily in Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35.0% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10.0% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The unfavorable net prior year development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

  Unfavorable net prior year development of approximately $595.0 million, including $518.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses indicated that the provisions that result in the insured being responsible for a portion of the losses would have less of an impact due to the larger size of claims as well as the increased number of claims. The net prior year development recorded was primarily related to accident years 2000 and prior.

  Approximately $98.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Recent data shows the average claim increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20.0%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

  Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be CNA's responsibility since more claims will exceed the point at which CNA's coverage begins. The reserve net prior year development recorded was primarily for accident year 2000.

  Approximately $73.0 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies ("Gerling"), related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development. Further information regarding this commutation is provided in the Reinsurance section of the MD&A.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development recorded in 2003 was related to a reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

  The following premium and claim and allocated claim adjustment expense development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment:
Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in 2003. Offsetting these increases was $210.0 million of favorable net prior year development in the property line of business, including $79.0 million related to the WTC event.

  Also, offsetting the unfavorable premium and claim and allocated claim adjustment expense development was a $216.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit is comprised of $485.0 million of ceded losses and $269.0 million of ceded premiums for accident years 2000 and 2001.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The current claim trends indicate that the layers of coverage provided by CNA will be impacted. The reserve net prior year development recorded was primarily for accident years 2001 and prior.

  Approximately $68.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages primarily related to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim. Approximately $86.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million recorded in 2003 was related to an adverse arbitration decision in 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Approximately $84.0 million of losses were recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of this MD&A. The following net prior year development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable claim and allocated claim adjustment expense reserve development was a $25.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56.0 million of ceded losses and $31.0 million of ceded premiums for accident years 2000 and 2001.

  The unfavorable net prior year development for 2003 was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded in 2003 was related to proportional
                                     51

liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded in 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

  CNA Re recorded an additional $15.0 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures. The unfavorable net prior year development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year development recorded was for accident years 2000 and 2001.

  The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment: Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42.0 million related to Surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003.

  Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties.

  The following discusses net prior year development recorded in 2002.

  Approximately $140.0 million of favorable prior year reserve development was attributable to participation in the Workers Compensation Reinsurance Bureau ("WCRB"), a reinsurance pool, and residual markets. The favorable prior year reserve development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA's net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable net prior year claim and allocated claim adjustment expense development of $8.0 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

  In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable net prior year development was recorded in 2002. Approximately one-half of this favorable development was recorded in accident years prior to 1999, with the remainder of the favorable reserve development recorded in accident years 1999 to 2001. Approximately $50.0 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

  Approximately $45.0 million of favorable net prior year development was recorded in property lines during 2002. The favorable net prior year development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

  Offsetting these favorable net prior year reserve developments were approximately $100.0 million of unfavorable premium development in middle market workers compensation, approximately $70.0 million of unfavorable net prior year claim and allocated claim adjustment expense development in programs written in CNA E&S, approximately $30.0 million of unfavorable reserve development on a contractors account package policy program and approximately $20.0 million of unfavorable net prior year claim and allocated claim adjustment expense development on middle market general liability coverages.

  A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable net prior year development. The net prior year development is due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development from accident years 1999 and 2000. The other program, which contributed to the CNA E&S development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during 2002 resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

  The unfavorable net prior year premium development on contractors account package policies was the result of a review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable reserve development.

  Unfavorable net prior year reserve development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100 million of the prior year unfavorable reserve development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

  Approximately $50.0 million of the unfavorable net prior year development was related to long term care facilities. The unfavorable net prior year development was principally recorded for accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50.0% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states were responsible for the remaining development in CNA HealthPro. The unfavorable net prior year development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable net prior year development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20.0%, driving the change in losses.

  The marine business recorded unfavorable net prior year development of approximately $65.0 million during 2002. Approximately $50.0 million of this unfavorable net prior year development was due to participation in voluntary pools. About half of the reserve development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining net prior year development for the Marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability development.

  Offsetting this unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year reserve development of approximately $110.0 million in CNA Pro. Reviews of this business completed during 2002 showed little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5.0 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180.0 million, net of reinsurance. Additionally, favorable net prior year development of $20.0 million was associated with the Enron settlement. CNA had established a $20.0 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case was settled for less than the attachment point of this excess layer.

  Favorable net prior year development of $11.7 million after tax and minority interest ($20.0 million pretax) was recorded in 2002 in relation to the Enron exposures previously recorded as a charge of $27.0 million ($46.0 million pretax) related to the bankruptcy filing of certain Enron entities in 2001. These 2001 charges consisted of $15.3 million ($26.0 million pretax) of losses in connection with surety exposures, including advance payment obligations bonds and $11.7 million ($20.0 million pretax) of other operating expenses in connection with collateralized debt obligations, a credit enhancement product.

  The unfavorable net prior year development recorded in 2002 was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

  During 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re's cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95.0 million of CNA Re's net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties.

  The expense ratio increased 9.8 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for reinsurance receivables of $136.0 million. Based on CNA's credit exposures to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. CNA also recorded a $242.0 million increase in the bad debt reserve for insurance receivables. The increase in the bad debt provision for insurance receivables was primarily the result of a review of Professional Employer Organization ("PEO") accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by CNA. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

  Additionally, acquisition expenses increased as a result of an increase in the accrual for certain insurance related assessments of $58.0 million which were recorded in 2003. In addition, a $31.0 million reduction in the accrual for certain insurance-related assessments resulting from changes in the basis on which the assessments were calculated was recorded in 2002. Also increasing the expense ratio was approximately $58.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other segment.

  The dividend ratio increased 0.5 points in 2003 as compared with 2002 due to increased net prior year unfavorable dividend development. An increase in unfavorable dividend development of $42.0 million was primarily related to workers compensation products. A review was completed in the third quarter indicating paid dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

2002 Compared with 2001

  Net written premiums for the Property and Casualty Segment increased $1,549.0 million and net earned premiums increased $1,828.0 million for 2002 compared with 2001. These increases were primarily due to decreased ceded premiums related to corporate aggregate and other reinsurance treaties, strong rate increases, and increased new business across the Property and Casualty Segments. The additional ceded premiums in 2001 related to corporate aggregate and other reinsurance treaties was recorded for the unfavorable net prior year development in 2001 and WTC Event.

  Net results increased $941.8 million in 2002 as compared with 2001. The increase in net results was due primarily to decreased unfavorable net prior year development of $1,198.1 million after tax and minority interest ($2,061.0 million pretax) and a reduction of the accrual for restructuring and other related charges.

  In addition, net results in 2001 were adversely impacted by $44.7 million after tax and minority interest losses related to the WTC event and $26.8 million after tax and minority interest for restructuring and other related charges. Partially offsetting these improvements in 2002 net results was decreased net investment results.

  The combined ratio decreased 54.8 points and underwriting results increased $2,614.0 million in 2002 as compared with 2001. The loss ratio decreased 39.4 points due principally to decreased unfavorable net prior year development and improved current accident year ratios, as discussed below.

  The discussion of the net prior year development recorded in 2002 was included in the "2003 compared with 2002" section above.

  Approximately $230.0 million of the unfavorable net prior year claim and allocated claim adjustment expense development recorded in 2001 was a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable net prior year development was driven principally by accident years 1997 through 2000. The remaining unfavorable net prior year development affecting years prior to 1997 was driven principally by construction defect claims as described below. The commercial automobile liability analysis indicated increased ultimate claim and claim adjustment expense across several accident years due to higher paid and reported claim and claim adjustment expense resulting from several factors. These factors include uninsured/underinsured motorists coverage in Ohio, a change in the rate at which the average claim size was increasing and a lack of improvement in the ratio of the number of claims per exposure unit, the frequency. First, Ohio courts had significantly broadened the population covered through the uninsured/underinsured motorists' coverage. The broadening of the population covered by this portion of the policy, and the retrospective nature of this broadening of coverage, resulted in additional claims for older years. Second, in recent years, the average claim size had been increasing at less than a 2.0% annual rate. The available data indicated that the rate of increase was closer to 8.0% with only a portion of this increase explainable by a change in mix of business. Finally, the review completed during 2001 indicated that the frequency for the 2000 accident year was 6.0% higher than 1999. Expectations were that the 2000 frequency would show an improvement from the 1999 level.

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

  As a result of this review and changes in premiums associated with the change in estimates for loss reserves, CNA recorded a pretax reduction in premium accruals of $616.0 million. The studies included the review of all such retrospectively rated insurance policies and the estimate of ultimate losses.

  Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to reinsurance treaties other than the corporate aggregate reinsurance treaties increased $83.0 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the increase in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

  Approximately $300.0 million of unfavorable net prior year development was due to adverse experience in all other lines, primarily in coverages provided to healthcare-related entities written by CNA HealthPro. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500%. versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000. Unfavorable net prior year development of $240.0 million was recorded for accident years 1997 through 2000. The remaining unfavorable net prior year development was attributable to accident years prior to 1997. An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording net unfavorable development on prior year loss reserves of approximately $690.0 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance were based mainly on the pricing assumptions until experience emerged to show that the pricing assumptions are no longer valid. The reviews completed during 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470.0 million of the total unfavorable development was from accident years 1998 through 2000, and approximately $150.0 million was from accident years 1996 and 1997. The remaining $70.0 million of unfavorable net prior year development was attributable to accident years prior to 1996.

  The expense ratio decreased 14.2 points primarily as a result of reduced underwriting expenses resulting from decreased head count as a result of the 2001 Plan and other expense reduction initiatives and an increase in the net earned premium base. The dividend ratio decreased 1.2 points due primarily to favorable current accident year dividends in Standard Lines.

Group

  Group Benefits offered group long term care and specialty medical products and related services. Prior to the sale to Hartford, products had been marketed through a nationwide operation of 31 sales offices, third-party administrators, managing general agents and insurance consultants. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further details of this transaction.

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

  During February of 2004, CNA announced the decision to cease new sales in its institutional markets business. CNA will continue to accept new deposits and premiums only from existing customers for the institutional markets and will service its existing commitments on all businesses in which new sales were ceased. This business will be managed as a run-off operation. CCC will provide credit enhancement to CAC for certain of CAC's investment and specialty medical products.

  During 2003, CNA also ceased new sales in its group long term care business. CNA will continue to service its existing commitments, but new written premiums will be minimal.

  Also within Group Operations is CNA Trust, a limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500-life employer markets. Products include qualified and non-qualified plans and IRAs.

  The variable products business was exited in the fourth quarter of 2001. In July of 2002, CNA entered into an agreement, whereby The Phoenix Companies, Inc. acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts.

2003 Compared with 2002

  Net earned premiums for Group Operations decreased $1,015.0 million in 2003 as compared with 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed net earned premiums of $1,151.0 million in 2002. These premiums were partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within Group Benefits due to increased new sales and rate increases.

  Net results decreased by $86.8 million in 2003 as compared with 2002. The decrease in net results related primarily to increased net realized investment losses including a loss of $116.4 million after-tax and minority interest ($172.9 million pretax) on the sale of the Group Benefits business, the absence of net income related to the Mail Handlers Plan, including the non-recurring fee income received from First Health Group in the third quarter of 2002 and a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulting in a $12.6 million ($22.0 million pretax) decrease in net income. The change in discount rate reflects the decreasing portfolio yield and the current investment environment. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses). These items were partially offset by the absence of unfavorable net results related to the variable products business which was sold to The Phoenix Companies, Inc. in the third quarter of 2002, improved operating results in the single premium group annuity product, increased favorable net prior year development related to a $6.3 million after tax and minority interest release of WTC event reserves, favorable results in the specialty medical line, and the impact of premium growth within Group Benefits.

2002 Compared with 2001

  Net earned premiums for Group Operations decreased $1,051.0 million for 2002 as compared with 2001. This decline was due primarily to the transfer of the Mail Handlers Plan partially offset by an increase in premiums in the disability and long term care products within Group Benefits. Net earned premiums for the Mail Handlers Plan were $1,151.0 million as compared with $2,218.0 million in 2001.

  Net results increased by $7.3 million in 2002 as compared with 2001. Included in the 2001 results were $30.6 million ($53.0 million pretax) of losses related to the WTC event and $23.6 million ($42.0 million pretax) related to restructuring and other related charges. The improvement in net results also was due to growth in the disability and long term care products, increased net investment income and diminished losses due to the exit of unprofitable variable life and annuity lines of business. Net results also improved due to favorable reserve development relating to the WTC event of $3.6 million ($6.0 million pretax) recorded in 2002. Partially offsetting these improvements was net unfavorable reserve strengthening in Group Benefits due to unfavorable mortality trends and increased net realized losses in 2002. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Life

  In 2003, Life Operations provided financial protection to individuals through term life insurance, universal life insurance, individual long term care insurance, annuities and other products. Life Operations has several distribution relationships and partnerships including managing general agencies, other independent agencies working with CNA life sales offices, a network of brokers and dealers, and other independent insurance consultants.

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

  Also, in February of 2004, CNA ceased new sales in its structured settlement business, but will continue to service existing commitments. This business will be managed as a run-off operation.

  During the second quarter of 2003, CNA completed a review of its individual long term care product offerings. The focus of the review was to determine whether the current products provide adequate pricing flexibility under the range of reasonably possible claims experience levels. Based on the review and current market conditions, CNA decided to significantly reduce new sales of this product and certain infrastructure costs.

  Individual life primarily offers level premium term life insurance, universal life insurance and related products. Single premium immediate annuities as well as structured settlement annuities are also offered. Individual long term care products provide reimbursement for covered nursing home and home health care expenses incurred due to physical or mental disability.

  Other operations include operations in certain international markets and life settlements contract business. CNA decided to cease purchasing new life settlement policies indefinitely beginning in 2001 and ceased sale of new policies in its international operations in 2002.

2003 Compared with 2002

  Net earned premiums for Life Operations increased $99.0 million in 2003 as compared with 2002. The increase in net earned premiums was due primarily to higher sales of structured settlement annuities, growth in life insurance products and rate increases on the individual long term care product inforce blocks, partially offset by declines in new business primarily due to exiting the individual long term care market.

  Net results increased by $43.5 million in 2003 as compared with 2002. The increase in net results related primarily to increased net realized investment gains, the absence of the cumulative effect of a change in accounting principle of $7.2 million recorded in 2002 relating to the write-down of impaired goodwill. Partially offsetting these items were increases in individual long term care reserves of $3.6 million after tax and minority interest ($7.0 million pretax) due to increased severity and claim frequency. The increase in reserves for individual long term care was $37.8 million in 2003 as compared with $31.3 million in 2002. Also partially offsetting the improvements was the write-off of capitalized software costs of $8.0 million pretax and lower net investment income. Also contributing to the decrease were severance costs of $2.7 million after tax and minority interest ($4.0 million pretax) related to the individual long term care product. See the Investments section of this MD&A for further discussion on investment income, net and net realized gains (losses).

2002 Compared with 2001

  Net earned premiums increased $57.0 million in 2002 as compared with 2001 attributable primarily to growth in the individual long term care product partially offset by sales declines in structured settlement annuities.

  Net results decreased by $126.1 million in 2002 as compared with 2001. The decrease in net results related primarily to increased net realized investment losses, the cumulative effect of a change in accounting principle of $7.2 million recorded in 2002 relating to write-down of impaired goodwill, and a $31.0 million loss from discontinued operations for the sale of CNA Vida, CNA's life operations in Chile, to Consorcio Financiero S.A. ("Consorcio"). Included in the 2001 results were $16.7 million after tax and minority interest ($29.0 million pretax) related to restructuring and other related charges and $12.3 million ($22.0 million pretax) related to the WTC event. Net results decreased due primarily to net reserve strengthening for individual long term care of $20.7 million ($35.0 million pretax), unfavorable individual long term care morbidity and increased costs related to the life settlement business in 2002. These decreases were partially offset by higher net investment income, a decrease in reinsurance charges, favorable reserve development relating to the WTC event of $8.8 million ($15.0 million pretax) recorded in 2002 as compared with 2001.

Other Insurance

  The Other Insurance segment is principally comprised of losses and expenses related to the centralized adjusting and settlement of APMT claims, certain run-off insurance and non-insurance operations and other operations.

2003 Compared with 2002

  Revenues decreased $138.0 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in group reinsurance of $117.0 million, partially offset by increased pretax realized investment gains and increased limited partnership income of $32.0 million.

  Net results declined $563.0 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $499.5 million after tax and minority interest ($854.0 million pretax) increase in unfavorable net prior year development, primarily regarding APMT, a $39.7 million ($67.0 million pretax) increase in ULAE reserves, a $9.0 million ($15.0 million pretax) increase in certain insurance related assessments, and a $136.2 million ($232.0 million pretax) increase in the bad debt provision for reinsurance receivables. The 2003 net results were favorably impacted by increased net realized investment gains and the absences of $36.1 million ($62.0 million pretax) of eBusiness expenses and a $16.2 million ($27.0 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion of investment income and net realized gains (losses).

  The following discussion of unfavorable net prior year development includes net unfavorable claim and allocated claim adjustment expense reserve development and unfavorable premium development recorded in 2003 for Other Insurance.

  Unfavorable net prior year development of $875.0 million, including $881.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development was primarily driven by unfavorable net prior year development of $795.0 million related to APMT, discussed below. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $50.0 million was recorded related to CNA's past participation in several insurance pools which is part of the group reinsurance run-off business. Unfavorable net prior year development of $21.0 million, including $23.0 million of unfavorable claim and allocated claim adjustment expense reserve development, and $2.0 million of favorable premium development was recorded in 2002. The gross carried claim and claim adjustment expense reserve was $7,046.0 and $4,847.0 million at December 31, 2003 and 2002. The net carried claim and claim adjustment expense reserve was $2,624.0 and $2,002.0 million for December 31, 2003 and 2002.

  The following discussion of unfavorable net prior year development includes net unfavorable claim and allocated claim adjustment expense reserve development and unfavorable premium development recorded in 2002 for Other Insurance.

  Personal insurance recorded unfavorable net prior year development of $35.0 million in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

  In accordance with the retroactive reinsurance agreement with Allstate, CNA shares in indemnity and must begin to reimburse Allstate for claim and allocated claim adjustment expenses if payments related to losses incurred prior to

October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's remaining obligation valued under this loss sharing provision as of October 1, 2003 will be settled, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1.0 billion during the second quarter of 2003. The Company has established reserves for its estimated liability under this loss sharing arrangement.

2002 Compared with 2001

  Total revenues decreased $150.0 million in 2002 as compared with 2001. This decrease was due primarily to reduced revenues for CNA UniSource, due to the exit of this business, reduced investment income and pretax realized investment gains partially offset by increased net earned premiums in group reinsurance.

  Net results increased by $781.3 million in 2002 as compared with 2001. Net results improved in 2002 as compared with 2001 primarily due to decreased unfavorable net prior year development of $777.6 million after tax and minority interest ($1,301.0 million pretax), reduced expenses for eBusiness initiatives, improved results for group reinsurance and a $15.2 million ($27.0 million pretax) reduction in the accrual for restructuring and other related charges recorded in 2002. In addition, net results in 2001 were adversely impacted by $67.4 million ($119.0 million pretax) of restructuring and other related charges and $14.9 million ($27.0 million pretax) of estimated losses related to the WTC event for group reinsurance.

  These increases were offset by lower net investment results, principally resulting from a $5.4 million ($9.0 million pretax) decline in limited partnership income, higher losses related to the run-off of CNA UniSource and severance and other costs related to changes in senior management in 2002.

  Unfavorable net prior year development of $21.0 million, including $23.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $2.0 million of favorable premium development, was recorded in 2002 for Other Insurance. Unfavorable net prior year development of $1,322.0 million, including $1,313.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development, was recorded in 2001 for Other Insurance. The gross carried claim and claim adjustment expense reserve was $4,847.0 and $5,043.0 million at December 31, 2002 and 2001. The net carried claim and claim adjustment expense reserve was $2,002.0 and $2,110.0 million at December 31, 2002 and 2001.

  The unfavorable net prior year development recorded in 2001 was primarily attributable to $1,241.0 million of unfavorable development related to APMT.

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; the possible enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

  CNA regularly performs ground up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

  With respect to other court cases and how they might affect CNA's reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers' obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers' loss control inspections of their insured' premises do not give rise to a duty to warn third parties to the dangers of asbestos.

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

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, insurer financial strength, and debt ratings and the Company's results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's asbestos, environmental pollution and mass tort claim and claim adjustment expense reserves.


December 31                                       2003                       2002
------------------------------------------------------------------------------------------------
                                                      Environmental                Environmental
                                                      Pollution and                Pollution and
                                         Asbestos       Mass Tort      Asbestos       Mass Tort
------------------------------------------------------------------------------------------------
(In millions)

Gross reserves                           $ 3,347.0     $   839.0       $ 1,758.0    $   830.0
Ceded reserves                            (1,580.0)       (262.0)         (512.0)      (313.0)
------------------------------------------------------------------------------------------------
Net reserves                             $ 1,767.0     $   577.0       $ 1,246.0    $   517.0
================================================================================================

Asbestos

  CNA's property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves many of the same limitations for environmental pollution claims, such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

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

  Several factors are, in management's view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. The ultimate impact or success of this tactic remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure, and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

  As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003.

  As of December 31, 2003 and 2002, CNA carried approximately $1,767.0 and $1,246.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for 2003, 2002 and 2001 amounted to $642.0, $0.0 and $773.0 million. CNA paid asbestos-related claims, net of reinsurance, of $121.0, $21.0 and $171.0 million during the years ended December 31, 2003, 2002 and 2001.

  CNA had recorded $1,826.0 and $642.0 million in unfavorable gross and net asbestos prior year reserve development for 2003, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. As part of its review completed in the third quarter of 2003, CNA examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

  In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to asbestos reserves, throughout 2000, and into 2001, CNA experienced significant increases in new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed. These developments led CNA to the conclusion that its asbestos reserves required strengthening of $773.0 million in 2001.

  CNA has resolved a number of its large asbestos accounts by negotiating structured settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2002, CNA had four structured settlement agreements with a reserve, net of reinsurance of $118.0 million. Since December 31, 2002, CNA has resolved five additional asbestos accounts through structured settlement agreements. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188.0 million related to remaining payment obligations under these agreements. As to the nine structured settlement agreements existing at December 31, 2003, payment obligations under those settlement agreements are projected to terminate in 2016.

  In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2002, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had recorded a reserve of $28.0 million, net of reinsurance, related to its remaining Wellington obligations. At December 31, 2003, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and had a recorded reserve of $23.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2002, CNA had estimated its exposure for its twenty-three coverage in place agreements at $66.0 million, net of reinsurance. As of December 31, 2003, CNA had negotiated thirty-two such agreements. Coverage in place agreements are evaluated based on claims filings trends and severities. Due to adverse claims trends described in this section, management has increased its estimate of exposure under current coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $109.0 million, net of reinsurance, related to coverage in place agreements as of December 31, 2003.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA made closing large accounts a significant management priority. At December 31, 2002, CNA had 150 large accounts and has a related reserve of $220.0 million, net of reinsurance. At December 31, 2003, CNA has 160 large accounts with a collective reserve of $405.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2002, CNA had 939 small accounts with recorded reserves of $90.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts, approximately 83.7% of its total active asbestos accounts and has increased its collective reserve to $147.0 million, net of reinsurance, as of December 31, 2003. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, nevertheless must be defended by CNA under its policies. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase.

  CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2002, CNA had recorded a $91.0 million reserve related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including Excess and Casualty Reinsurance Association ("ECRA"). At December 31, 2003, CNA has increased the reserves to $157.0 million, net of reinsurance, related to these liabilities.

  At December 31, 2003, CNA's unassigned incurred but not reported ("IBNR") reserve for asbestos was $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders. At December 31, 2002, the unassigned IBNR reserve was $578.0 million, net of reinsurance.

  The chart below depicts CNA's overall pending asbestos accounts and associated reserves at December 31, 2003 and 2002.


                                                                                      Percent of
                                       Number of    Net Paid Losses    Net Asbestos    Asbestos
December 31, 2003                    policyholders    (Recoveries)       Reserves       Reserves
-----------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement
 agreements
  Structured Settlements                     9        $    20.0         $   188.0        10.6%
  Wellington                                 5              2.0              23.0         1.3
  Coverage in place                         32             40.0             109.0         6.2
  Fibreboard                                 1              1.0              54.0         3.1
-----------------------------------------------------------------------------------------------
Total with settlement agreements            47             63.0             374.0        21.2
------------------------------------------------------------------------------------------------

Other policyholders with active
 accounts
  Large asbestos accounts                  160             35.0             405.0        22.9
  Small asbestos accounts                1,065             16.0             147.0         8.3
------------------------------------------------------------------------------------------------
Total other policyholders                1,225             51.0             552.0        31.2
------------------------------------------------------------------------------------------------

Assumed reinsurance and pools                               7.0             157.0         8.9
Unassigned IBNR                                                             684.0        38.7
-----------------------------------------------------------------------------------------------
Total                                    1,272        $   121.0         $ 1,767.0       100.0%
================================================================================================


December 31, 2002
------------------------------------------------------------------------------------------------

Policyholders with settlement
 agreements
  Structured Settlements                      4         $    12.0       $   118.0         9.5%
  Wellington                                  5                              28.0         2.2
  Coverage in place                          23             (15.0)           66.0         5.3
  Fibreboard                                  1               1.0            55.0         4.4
----------------------------------------------------------------------------------------------
Total with settlement agreements             33              (2.0)          267.0        21.4
-----------------------------------------------------------------------------------------------

Other policyholders with active
 accounts
  Large asbestos accounts                   150              (8.0)          220.0        17.7
  Small asbestos accounts                   939              16.0            90.0         7.2
------------------------------------------------------------------------------------------------
Total other policyholders                 1,089               8.0           310.0        24.9
------------------------------------------------------------------------------------------------

Assumed reinsurance and pools                                15.0            91.0         7.3
Unassigned IBNR                                                             578.0        46.4
-----------------------------------------------------------------------------------------------
Total                                     1,122         $    21.0       $ 1,246.0       100.0%
================================================================================================

  Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on the Company's results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 73,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

  CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace's pending bankruptcy.

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings, and the Company's results of operations and/or equity.

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

  . the mix of asbestos-related diseases presented, and

  . the ability to recover reinsurance

  CNA is also monitoring possible legislative reforms, including the possible creation of a national privately financed trust, which if established through federal legislation, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, what will be the terms and conditions of its establishment or its impact on CNA.

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of December 31, 2003 and 2002, CNA carried approximately $577.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. Unfavorable net prior year environmental pollution and mass tort net claim and claim adjustment expense reserve development for the years ended December 31, 2003 and 2001 amounted to $153.0 and $468.0 million. There was no unfavorable net prior year environmental pollution and mass tort net claim and claim adjustment expense reserve development for the year ended December 31, 2002. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $93.0, $116.0 and $203.0 million for years ended December 31, 2003, 2002 and 2001.

  CNA recorded $73.0 million in unfavorable net prior year environmental pollution development in 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance and emergence of Natural Resource Damage claims and other federal statutes.

  CNA has made resolution of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

  CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. At December 31, 2003, CNA has a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve pollution exposures. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2003, CNA had negotiated six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA had a recorded reserve of $8.0 million, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has 144 large accounts with a collective reserve of $86.0 million, net of reinsurance, at December 31, 2003. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA had 432 small accounts with a collective reserve of $53.0 million, net of reinsurance, at December 31, 2003.

  CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. At December 31, 2003, CNA has a reserve of $38.0 million related to these liabilities.

  At December 31, 2003, CNA's unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The table below depicts CNA's overall pending environmental pollution accounts and associated reserves at December 31, 2003.


                                                                Environmental        Percent of
                                                  Total Paid     Pollution         Environmental
                                     Number of     in 2003        Reserves         Pollution Net
                                   Policyholders    (Net)         12/31/03         (Net) Reserve
-----------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with Settlement
 Agreements
  Structured Settlements                    1      $  17.0        $   12.0             3.1%
  Coverage In Place                         6          3.0             8.0             2.0
------------------------------------------------------------------------------------------------
Total with Settlement Agreements            7         20.0            20.0             5.1
-----------------------------------------------------------------------------------------------
Other Policyholders with Active
 Accounts
  Large Pollution Accounts                144         21.0            86.0            21.8
  Small Pollution Accounts                432         14.0            53.0            13.5
------------------------------------------------------------------------------------------------
Total Other Policyholders                 576         35.0           139.0            35.3
------------------------------------------------------------------------------------------------
Assumed Reinsurance & Pools                            2.0            38.0             9.6
------------------------------------------------------------------------------------------------
Unassigned IBNR                                                      197.0            50.0
------------------------------------------------------------------------------------------------
Total                                     583      $  57.0       $   394.0           100.0%
================================================================================================

  CNA recorded $80.0 million in unfavorable mass tort net prior year development in 2003, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by CNA. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liability, impede CNA's ability to establish claim and claims adjustment expense reserves.

  In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to environmental pollution and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending environmental pollution and mass tort claims and coverage litigation. During the Spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

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

2003 Compared with 2002

  Revenues decreased by $548.4 million, or 14.3% and net income decreased by $178.2 million, or 23.3% in 2003, as compared to 2002.

  Net income in 2003 included charges of $17.1 and $17.5 million (in each case, net of taxes) related to the tobacco growers settlement and an agreement with the Brown & Williamson Corporation (the "B&W Agreement") which are described in Liquidity and Capital Resources, below. Excluding these charges, net income would have decreased by $143.6 million, or 18.8%, in 2003, as compared to 2002.

  The decrease in revenues and net income in 2003, as compared to 2002, is primarily due to lower net sales of $542.1 million. Net sales revenue decreased due to lower effective unit prices reflecting higher sales promotion expenses (included in net sales) and decreased unit sales volume of approximately $86.1 million, assuming prices were unchanged from the prior year, partially offset by higher average wholesale unit prices due to price/sales mix, which increased revenues by approximately $35.0 million. Unit sales volume decreased 2.3% as compared to the prior year. Lorillard increased promotional expenses in 2003 due to price pressure in response to higher competitive premium brand promotional spending and continued increases in excise taxes.

  The decrease in net income in 2003, as compared to 2002, also reflects charges for the tobacco growers settlement and the B&W Agreement, partially offset by lower tobacco settlement costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the "State Settlement Agreements"). The $277.0 million pretax decrease in tobacco settlement costs in 2003, as compared to 2002, is due to the expiration of up-front payments ($164.5 million), lower charges for lower unit sales volume ($3.5 million) and other adjustments ($109.0 million) under the State Settlement Agreements.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 2.4% in 2003, as compared to 2002. Domestic wholesale volume decreased 2.8% in 2003, as compared to 2002. Total Newport unit sales volume decreased by 0.1% in 2003, and domestic U.S. volume decreased 0.6% in 2003, as compared to 2002. In addition to pricing pressure due to the increases in state excise taxes and the competitive impact of deep discount brands, Lorillard's volume in 2003 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 1.5% of Lorillard's net unit sales in 2003, as compared to 1.7% in 2002.

  Deep discount price brands are produced by manufacturers who are subject to lower payment obligations under the State Settlement Agreements. This cost advantage enables them to price their brands as much as 60% less than the list price of premium brand offerings from the major cigarette manufacturers. Deep discount price brands increased their market share in 2003 by 0.64 share points to 8.32%.

  Total Lorillard and Newport 2003 share of domestic wholesale shipments compared favorably with the prior year due to wholesale inventory reductions in 2002 following heavy purchases in advance of multiple state tax increases, which tend to affect cigarette brands with large market shares, such as Newport, more than others.

  Lorillard's premium products sold as a percent of its total domestic volume remained relatively flat in 2003 as compared to 2002.

  Menthol cigarettes as a percent of the total industry remained relatively flat. Newport, the industry's largest menthol brand, increased its share of the menthol segment to 31.3% in the fourth quarter of 2003, versus 28.4% in the fourth quarter of 2002. In 2003, Newport had an approximate 30.5% share of the menthol segment, compared to 29.3% in 2002.

  Newport, a premium brand, accounted for approximately 90.2% of Lorillard's unit sales in 2003, as compared to approximately 88.2% in 2002.

  Overall, domestic industry unit sales volume decreased 5.1% in 2003, as compared to 2002. Lorillard domestic unit sales volume decreased 2.8% in 2003 as compared to 2002. Industry sales for premium brands were 73.9% of the total domestic markets in 2003, as compared to 72.8% in 2002.

  Lorillard recorded pretax charges of $785.2 and $1,062.2 million ($489.5 and $646.1 million after taxes) for the years ended December 31, 2003 and 2002, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  Other operating expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. Lorillard's outside legal fees and other external product liability defense costs were $93.7, $100.2 and $109.5 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

2002 Compared with 2001

  Revenues decreased by $111.6 million, or 2.8%, and net income increased by $93.6 million, or 13.9%, in 2002 as compared to 2001. Net income for the year ended December 31, 2001, included a charge of $121.0 million related to an agreement with the class in the Engle case. See Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to the Engle action. Excluding this charge, net income decreased by $27.3 million, or 3.4%, due to lower sales volume, increased sales promotion costs and reduced investment income reflecting lower invested cash balances and reduced yields on investments, partially offset by increased unit prices and decreased tobacco settlement and legal expenses.

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

  During 2002, Lorillard increased its net wholesale price of cigarettes by an average of $6.71 per thousand cigarettes ($0.13 per pack of 20 cigarettes), or 5.6%, before the impact of any promotional activities. Federal excise taxes are included in the price of cigarettes and on January 1, 2002, the federal excise tax on cigarettes increased by $2.50 per thousand cigarettes ($0.05 per pack of 20 cigarettes) to $19.50 per thousand cigarettes. State excise taxes, including the District of Columbia, increased from an average of $0.43 per pack (of 20 cigarettes) in 2001 to an average of $0.61 in 2002.

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

  Lorillard's share of domestic U.S. wholesale cigarette shipments was 9.05% in 2002 as compared to 9.26% in 2001. Newport accounted for approximately 88.2% of Lorillard's unit sales and 89.1% of net sales revenue in 2002, compared to 85.0% and 85.9%, respectively, in 2001. Newport's share of the premium segment was 10.9% in 2002 as compared to 10.6% in 2001. Newport had the highest share of the menthol segment of the market with an approximately 30.5% share of the category. Menthol comprised approximately 26.0% of total domestic U.S. industry sales in 2002. Premium priced cigarette sales accounted for 94.7% and 92.2% of Lorillard's total sales in 2002 and 2001.

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

Selected Market Share Data


Year Ended December 31                                             2003        2002        2001
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic market (1)                       9.27%       9.05%       9.26%
Lorillard's premium segment as a percentage
 of its total domestic volume (1)                                  95.5%       94.7%       92.2%
Newport share of the domestic market (1)                           8.34%       7.97%       7.84%
Newport share of the premium segment (1)                           11.3%       10.9%       10.6%
Total menthol segment market share for the
 industry (2)                                                     26.70%      26.04%      25.78%
Newport's share of the menthol segment                             30.5%       29.3%       29.6%
Newport as a percentage of Lorillard's (3):
  Total volume                                                     90.2%       88.2%       85.0%
  Net sales                                                        90.0%       89.1%       85.9%

Sources:
(1) Management Science Associates, Inc.
(2) Lorillard proprietary data
(3) Lorillard Shipment Reports

  Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. ("MSAI"), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI's information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI.

Lorillard management believes that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

  . A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. Plaintiffs have appealed the appellate court's decision to the Florida Supreme Court. The U.S. Department of Justice has also brought an action against Lorillard and other tobacco companies. The government seeks, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, or RICO, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a RICO racketeering "enterprise," as well as various injunctive relief. Trial of this matter is scheduled to begin during September of 2004.
    See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to the Engle action and other litigation against cigarette manufacturers and the State Settlement Agreements.

  . Substantial annual payments by Lorillard, continuing in perpetuity, and significant restrictions on marketing and advertising agreed to under the terms of the State Settlement Agreements. The `State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segment, and the effect of any resulting cost advantage of manufacturers not subject to all of the payments of the State Settlement Agreements.

  . On October 27, 2003, RJR, the second largest cigarette manufacturer in the United States, and British American Tobacco announced that they have agreed to combine the U.S. tobacco business of RJR with British American Tobacco's U.S. tobacco business, B&W, the third largest cigarette manufacturer in the United States. The closing of this combination is subject to various conditions, including regulatory approvals. If completed, the consolidation of these two competitors would result in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created Reynolds American, having a combined market share of approximately 80%. In addition, this transaction would combine in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 21%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

  . The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.4% over the period 1983 through 2003 and approximately 4.3% over the period from 1999 through 2003, as measured by MSAI. In 2003, domestic U.S. cigarette industry volume declined by 5.1% as compared to 2002, according to information provided by MSAI.

  . Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 0.30 share points from 8.40% in the fourth quarter of 2002 to 8.10% in the fourth quarter of 2003, as estimated by MSAI. In 2003, deep discount price brands increased their market share by 0.64 share points to 8.32% as compared to 2002. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

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

  . Cigarettes are subject to substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. These taxes have increased substantially. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.025 to $1.00 per pack. In 2003, federal excise taxes were $0.39 per pack and state excise taxes ranged from $0.025 to $3.00 per pack. State excise tax increases ranging from $0.09 per pack to $0.70 per pack have been implemented during 2003. Proposals have been made and/or are pending to increase federal and further increase state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking.

  . Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking, including recent proposals to enact legislation to grant the Food and Drug Administration ("FDA") authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. Lorillard believes that the FDA proposals would, among other things, provide Philip Morris with a competitive advantage.

  . Increasing sales of counterfeit cigarettes in the United States, which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

2003 Compared with 2002

  Revenues increased by $19.6 million, or 7.4%, and income from continuing operations increased by $2.5 million in 2003, as compared to 2002.

  Revenues increased in 2003, as compared to 2002, due primarily to an increase in revenue per available room, higher other hotel operating revenues, and an increase in equity income from the Universal Orlando properties reflecting the opening of the Royal Pacific Hotel. Revenue per available room increased by $6.73 or 5.7%, to $125.35, due to increased occupancy and average room rates.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Net income in 2003 includes a gain from the sale of the Metropolitan Hotel of approximately $56.7 million ($90.2 million pretax) reported as discontinued operations. Income from continuing operations increased in 2003 due to the increase in revenue per available room discussed above, partially offset by higher operating costs and advertising expenses.

2002 Compared with 2001

  Revenues and net income decreased by $14.0 and $6.3 million, or 5.0% and 42.0%, respectively, in 2002 as compared to 2001.

  Revenues decreased in 2002 as compared to 2001, due primarily to a decline in revenue per available room, reduced investment income, and lower other hotel operating revenues. Revenue per available room decreased by $5.09, or 4.1%, to $118.63 due primarily to lower average room rates and reflects the continued economic weakness and its impact on the travel industry.

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

Diamond Offshore

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 54% owned subsidiary of the Company.

  Diamond Offshore's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of unpaid mobilization, however, revenues may be adversely affected. In response to changes in demand, Diamond Offshore may withdraw a rig from the market by cold stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

  Revenues from dayrate drilling contracts are recognized currently. Diamond Offshore may receive lump-sum payments in connection with specific contracts. Such payments are recognized as revenues over the term of the related drilling contract. Mobilization revenues in excess of costs incurred to mobilize an offshore rig from one market to another, are recognized over the primary term of the related drilling contract.

  Revenues from offshore turnkey drilling contracts are accrued to the extent of costs until the specified turnkey depth and other contract requirements are met. Income is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract. Diamond Offshore has elected not to pursue contracts for integrated services, which includes turnkey contracts, except in very limited circumstances.

  Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income.

  Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years ("5-year survey") for all of Diamond Offshore rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

2003 Compared with 2002

  Revenues decreased by $89.0 million, or 11.4%, in 2003, as compared to 2002. Net loss in 2003 was $27.2 million, compared to net income of $14.1 million in 2002. Revenues in 2003 decreased due primarily to lower contract drilling revenues of $72.1 million, losses on sales of marketable securities, as compared to gains in the prior year, and reduced investment income.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $58.1 million in 2003, as compared to 2002. The decrease reflects a decline in dayrates of $81.5 million and decreased utilization of $8.6 million, partially offset by revenues generated by the recent additions of the Ocean Patriot and the Ocean Vanguard and the July 2003 completion of the upgrade to high specification capabilities of the Ocean Rover amounting to $25.4 million in 2003.

  Revenues from jack-up rigs decreased $1.6 million, or 11.3%, in 2003 due primarily to decreased utilization of $6.3 million, partially offset by increased dayrates of $4.7 million as compared to 2002.

  Investment income decreased by $17.8 million, or 59.7%, primarily due to lower yields on cash and marketable securities and a reduction in invested cash balances in 2003, as compared to 2002.

  Net income decreased in 2003 due primarily to the lower dayrates earned by semisubmersible rigs, losses on sales of marketable securities as compared to gains in 2002, lower investment income and increased contract drilling expenses. Results for 2003 were also negatively impacted by a reduced tax benefit related to losses incurred by Diamond Offshore's rigs operating in international markets, partially offset by lower depreciation expense.

  In April of 2003, Diamond Offshore commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, Diamond Offshore recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and Diamond Offshore's drillship and by increasing salvage values to 5.0% for most of its drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of Diamond Offshore's fleet. The effect of this change in accounting estimate resulted in an increase to net income of $10.2 million (after tax and minority interest) for the year ended December 31, 2003.

2002 Compared with 2001

  Revenues decreased by $197.2 million, or 20.1% and net income decreased by $56.9 million, or 80.1%, respectively, in 2002 as compared to 2001. Revenues decreased due primarily to lower contract drilling revenue of $161.1 million, reduced investment income of $18.9 million, and lower revenues from reimbursable expenses.

  Revenues from high specification floaters and other semisubmersible rigs decreased by $95.4 million, or 9.7% in 2002 as compared to 2001. The decrease reflects lower average dayrates ($60.7 million) and lower utilization ($70.4 million) partially offset by revenues generated by the Ocean Baroness ($35.7 million), which completed a conversion to a high specification semisubmersible drilling unit and commenced operations in March of 2002.

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

Texas Gas

  Revenues and net income in 2003 reflect operations from May 17, 2003, the date of acquisition. See Note 14 of the Notes to Consolidated Financial Statements.

Bulova

  Bulova Corporation and subsidiaries ("Bulova"). Bulova Corporation is a 97% owned subsidiary of the Company.

2003 Compared with 2002

  Revenues increased by $0.2 million, or 0.1%, in 2003 as compared to 2002. Revenues increased due to higher levels of other income, partially offset by a reduction in net sales. The decline in net sales reflects lower watch and clock sales volume, partially offset by an increase in watch and clock unit selling prices and improvements in the Accutron and Harley Davidson product lines. Net income was consistent with the prior year due to a reduction in environmental remediation costs and a lower effective income tax rate resulting from a tax settlement, offset by increased production and other operating costs.

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

Corporate

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as equity earnings from Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating four ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  The components of investment gains (losses) included in Corporate operations are as follows:


Year Ended December 31                                             2003         2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                                           $ 32.0       $(14.1)    $ 18.2
Equity securities, including short positions                       86.4        (41.2)      69.1
Short-term investments                                            (20.0)        73.3       28.5
Other                                                              10.1         25.5       12.6
------------------------------------------------------------------------------------------------
                                                                  108.5         43.5      128.4
Income tax expense                                                (38.0)       (16.1)     (45.0)
Minority interest                                                   2.1        (11.1)      (8.3)
------------------------------------------------------------------------------------------------
Net gain                                                         $ 72.6       $ 16.3     $ 75.1
================================================================================================

2003 Compared with 2002

  Exclusive of investment gains, revenues decreased by $29.0 million and net loss increased by $17.9 million in 2003, as compared to 2002.

  Revenues decreased in 2003 due primarily to lower investment income of $30.1 million, partially offset by higher results from shipping operations of $4.7 million. Net loss increased due to reduced investment income of $20.4 million, partially offset by increased results from shipping operations of $3.2 million in 2003. The decrease in investment income is primarily due to lower yields on invested balances and a reduced investment portfolio reflecting the $528.7 million cash outlay in May of 2003 to acquire Texas Gas, partially offset by dividends received from subsidiaries.

2002 Compared with 2001

  Exclusive of investment gains (losses), revenues decreased $81.5 million and net loss increased $51.3 million in 2002 compared to 2001. Revenues declined due primarily to lower results from Majestic of $41.7 million reflecting reduced demand and charter rates in the crude oil tanker markets, and lower investment income of $41.6 million relating to reduced yields from invested assets. The impact of the lower results from shipping operations and investment income increased the net loss by $35.4 and $21.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flows

  The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the year ended December 31, 2003, net cash provided by operating activities was $1,760.0 million as compared with net cash provided by operating activities of $1,040.0 million in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims and increased net premium collections in 2003 as compared with 2002.

  For the year ended December 31, 2002, net cash provided by operating activities was $1,040.0 million as compared with net cash used of $599.0 million in 2001. The improvement related primarily to federal tax refunds received in 2002 as compared to taxes paid in 2001 and decreased net payments for insurance claims.

  Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

  For the year ended December 31, 2003, net cash used for investing activities was $2,133.0 million as compared with $1,488.0 million in 2002. Cash flows used for investing related principally to purchases of fixed maturity securities.

  For the year ended December 31, 2002, net cash used for investing activities was $1,488.0 million as compared with net cash used of $205.0 million in 2001. Cash flows used by investing activities were related principally to increased purchases of invested assets due to positive operating cash flow and cash provided by financing activities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for repayment of debt and outlays to reacquire equity instruments.

  For the year ended December 31, 2003, net cash provided from financing activities was $386.0 million as compared with $432.0 million in 2002. For the year ended December 31, 2002, net cash provided from financing activities was $432.0 million as compared with $783.0 million in 2001.

  CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that significant claim payments will be made prior to receipt of the corresponding reinsurance recoverables.

CNA does not anticipate any liquidity problems resulting from these payments. As of December 31, 2003, CNA has paid $712.0 million in claims and recovered $436.0 million from reinsurers.

  CNA's estimated gross pretax losses for the WTC event recorded in 2001, were $1,648.0 million pretax ($958.3 million after-tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 60.0% and 33.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with S&P ratings of AAA, AA or A.

  Effective January 30, 2001, CNA sold the 180 Maiden Lane, New York, facility. The sale of this property provided additional liquidity to CNA with net sale proceeds of $264.0 million.

Debt

  CNA has a $250.0 million three-year bank credit facility with an April 30, 2004 expiration date. CNA has adequate capital resources to fund this obligation.

  CNA pays a facility fee to the lenders for having funds available for loans under the three-year credit facility maturing April 30, 2004. The fee varies based on the long term debt ratings of CNA. At December 31, 2003, the facility fee on the three-year component was 25.0 basis points.

  CNA pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 75.0 basis points. Further, if CNA has outstanding loans greater than 50.0% of the amounts available under the three-year facility, CNA will also pay a utilization fee of 12.5 basis points on such loans. At December 31, 2003 and 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

  A Moody's Investors Service ("Moody's") downgrade of the CNA senior debt rating from Baa2 to Baa3 on November 12, 2003, increased the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the three-year facility at 12.5 basis points.

  On September 30, 2003, CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, entered into a $50.0 million credit agreement, which consisted of a $30.0 million, two-year revolving credit facility and a $20.0 million two-year term loan, payable semi-annually at a rate of $5.0 million. The credit agreement is an amendment to a $65.0 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

  Under the new credit facility agreement, CNA Surety pays a facility fee of
35.0 basis points, interest at LIBOR plus 90 basis points, and for utilization greater than 50.0% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2003, the weighted-average interest rate on the $50.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees was 2.6%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $20.0 million in outstanding borrowings on the term loan was 2.8% at December 31, 2003. On the $30.0 million revolving credit agreement, the effective interest rate at December 31, 2003 was 2.6%.

  The terms of CNA's and CNA Surety's credit facilities require CNA and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2003 and 2002, CNA and CNA Surety were in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio which CNA Surety obtained a waiver from the lenders effective September 30, 2003. The lenders amended the CNA Surety Credit Facility to replace the fixed charge coverage ratio. As a result, CNA and CNA Surety were in compliance with all restrictive debt covenants at December 31, 2003.

Related Parties

  CNA has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates to provide an $86.4 million credit facility. The loans were provided by CNA to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

  Loews and CNA have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the credit facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNA.

  In March of 2003, CNA purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retried it, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.4 million. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of December 31, 2003, $80.0 million was outstanding under the Credit Facility, including deferred interest. As of February 27, 2004, $83.0 million was outstanding under the credit facility, including deferred interested.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100.0% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, and for bonds CNA Surety may write in 2004. CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all such reinsurance contracts. Effective January 1, 2004, CCC and CNA Surety entered into a $40.0 million excess of $60.0 million reinsurance contract that provides coverage to CNA Surety exclusively for the contractor. This reinsurance will be in effect through December 31, 2004. The premium for this contract is $3.0 million, plus an additional premium if a loss is ceded under it. Effective January 1, 2004 through December 31, 2004, CNA Surety and CCC also entered into a $50.0 million excess of $100.0 million contract that provides coverage to CNA Surety for the contractor, as well as other CNA Surety risks. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded to this contract.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on the Company's future results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200.0 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

Commitments, Contingencies and Guarantees

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2003 and 2002 there were approximately $58.0 and $222.0 million of outstanding letters of credit.

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at December 31, 2003.

  As of December 31, 2003 and 2002, CNA had committed approximately $154.0 and $141.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of December 31, 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2003 that CNA could be required to pay under this guarantee is approximately $347.0 million. If CNA was required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2003, CNA had commitments to purchase $53.0 million and commitments to sell $1.0 million of various bank loan participations.

  In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2003, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2003, CNA has recorded approximately $16.0 million of liabilities related to these indemnification agreements.

  Cash and securities with carrying values of approximately $22.0 and $37.0 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2003 and 2002. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $118.0 and $70.0 million as of December 31, 2003 and 2002.

Regulatory Matters

  CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate CNA's U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented in the fourth quarter a 100.0% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies ("CIC Group") to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter in order to properly align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

  In connection with the approval process for aspects of the reorganization plan, CNA has agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC is also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003.

  Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Ratings

  Ratings are an important factor in establishing the competitive position of insurance companies. CNA's insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency's opinion of the insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. One or more of these agencies could take action in the future to change the ratings of CNA's insurance subsidiaries.

  The actions that can be taken by rating agencies are changes in ratings or modifiers. "On Review," "Credit Watch" and "Rating Watch" are modifiers used by the ratings agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. "Outlooks" accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of February 12, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


                               Insurance Financial Strength Ratings           Debt Ratings
                          ----------------------------------------------------------------------
                               Property & Casualty(a)     Life           CNA        Continental
                          ----------------------------------------------------------------------
                                  CCC       CIC                         Senior        Senior
                                 Group     Group       CAC(b)  VFL(c)    Debt          Debt
                          ----------------------------------------------------------------------

A.M. Best                          A         A          A-      A        bbb           bbb-
Fitch                              A-        A-         A-      A+       BBB-          BBB-
Moody's                            A3        A3         Baa1   Baa1      Baa3          Baa3
S&P                                A-        A-         A       A        BBB-          BBB-

(a)  All modifiers for the property & casualty companies' insurance financial strength and holding company debt ratings as evaluated by S&P are Credit Watch with negative implications; the property & casualty companies' financial strength and holding company debt ratings have a negative outlook from A. M. Best, Fitch and Moody's.
(b)  S&P's modifier to CAC's rating is Credit Watch with negative implications; A.M. Best and
     Moody's have a stable outlook while Fitch has a negative outlook on the CAC rating.
(c)  VFL's rating modifiers are Under Review with Developing Implications, Rating Watch
     Positive, On Review for Upgrade and Credit Watch Developing by A.M. Best, Fitch, Moody's
     and S&P.

  Following the February 5, 2004 announcement regarding the sale of CNA's individual life and annuity business and the decision to cease new sales in the structured settlement and institutional market business, the following rating actions were taken on CNA's life insurance companies:

  A.M. Best lowered the rating of CAC from A to A- and established a stable outlook. VFL's rating outlook was changed from Negative to an Under Review with Developing Implications. Fitch lowered the rating of CAC from A+ to A-and kept a negative outlook. VFL's rating outlook was changed from Negative to Rating Watch Positive. Moody's retained their Baa1 ratings on CAC and VFL. The rating agency changed CAC's outlook from negative to stable and placed VFL's rating On Review for Upgrade. Standard & Poor's did not change their A ratings on CAC and VFL, but revised VFL's modifier to CreditWatch Developing from CreditWatch with Negative Implications.

  If CNA's insurance financial strength ratings were downgraded below current levels,. CNA's business and the Company's results of operations could be materially adversely affected. The severity of the impact on CNA's business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrading would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA's insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

  The Institutional Markets business unit of Group Operations, which was not included in the sale of CNA's group benefits business to Hartford and provides investment products to pension plan sponsors and other institutional customers, would be significantly impacted by a downgrade of CAC/VFL.

  CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA's ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA's February 12, 2004 ratings.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2003, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved an extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund the CNA's 2004 debt service and principal repayment requirements.

  By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2003 and 2002, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

  On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs are seeking review of the case by the Florida Supreme Court. The Company and Lorillard believe that the appeals court's decision should be upheld upon further appeals.

  Except for the impact of the State Settlement Agreements as described in
Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in 2003 was approximately $800.0 million.

  See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

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

  On May 16, 2003, Lorillard and several other tobacco manufacturers and tobacco leaf buyers, with the exception of R.J. Reynolds reached a settlement with a class of U.S. tobacco growers and quota holders who filed suit alleging antitrust violations in the purchasing of domestic tobacco leaf. Pursuant to the settlement agreement, Lorillard has paid $20.0 million, and it will pay an additional $7.5 million immediately before any trial against R.J. Reynolds or five days after any settlement with R.J. Reynolds has been approved by the court. In addition, Lorillard has committed to buy 20 million pounds of domestic tobacco each year through 2013. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period.

  Lorillard's marketable securities totaled $1,530.2 and $1,640.7 million at December 31, 2003 and 2002, respectively. At December 31, 2003, fixed maturity securities represented 89.6% of the total investment in marketable securities, including 31.0% invested in Treasury Bills with an average duration of approximately 3 months, 14.6% invested in overnight repurchase agreements and 54.4% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $685.0 million for the year ended December 31, 2003, compared to $852.6 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  In July of 2003 Loews Hotels sold a New York City property, the Metropolitan Hotel, and realized a gain of $56.7 million after taxes.

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  Diamond Offshore operates in an industry that is historically extremely competitive and deeply cyclical. The demand for its services has traditionally been highly correlated with the price of oil and natural gas. However the rise in product prices throughout 2002 and 2003 did not yield the expected improvements in utilization and dayrates for Diamond Offshore's equipment.

  Cash provided by operating activities was $162.4 million in 2003, compared to $288.3 million in 2002. The decline is primarily due to reduced net income in 2003.

  In March of 2003, Diamond Offshore completed the acquisition of the third-generation semisubmersible drilling rig, Omega, renamed the Ocean Patriot for $65.0 million. Diamond Offshore capitalized $63.5 million to rig equipment and recorded $1.5 million to rig inventory.

  During the year ended December 31, 2003, Diamond Offshore spent $102.7 million, including capitalized interest expense, for rig upgrades. These expenditures were primarily for the deepwater upgrade of the Ocean Rover ($67.0 million) which was completed in July 2003, upgrades to six of Diamond Offshore's jack-ups ($35.7 million) of which three were completed during 2002, two were completed during 2003 and one was completed early in 2004.

  Diamond Offshore has budgeted approximately $15.0 million during 2004 to upgrade one of its high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. Diamond Offshore has budgeted $66.0 million for 2004 capital expenditures associated with ongoing rig equipment replacement and enhancement programs and other corporate requirements.

  The upgrade of the Ocean Rover, which began in January of 2002, was completed early in July of 2003 on time and under budget. The project, originally budgeted to cost $200.0 million was completed for approximately $188.0 million. The rig commenced its contract with Murphy Sabah Oil Company, Ltd. on July 10, 2003 for a minimum three well drilling program offshore Malaysia.

  During the year ended December 31, 2003, Diamond Offshore spent $105.8 million in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. These expenditures included purchases of drill pipe, anchor chain, riser and other drilling equipment.

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

Texas Gas

  In May of 2003, the Company acquired Texas Gas from The Williams Companies, Inc. The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred at the subsidiary level immediately after the acquisition.

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

  Texas Gas funds its operations and capital requirements with cash flows from operating activities. Funds from operations from the date of acquisition through December 31, 2003 amounted to $61.5 million. At December 31, 2003, cash and cash equivalents amounted to $19.2 million.

Bulova

  For the year ended December 31, 2003, net cash from operations was $9.4 million as compared to net cash utilized of $7.6 million in 2002. The increase in net cash flow is primarily the result of the lower inventory purchases. Bulova's cash and cash equivalents, and short-term investments amounted to $16.7 million at December 31, 2003, compared to $10.1 million at December 31, 2002.

  Bulova and the Company have a credit agreement, which provides for unsecured loans to Bulova by the Company from time to time, in principal amounts aggregating up to $50.0 million. In September of 2003, Bulova borrowed $8.0 million, which was repaid in December of 2003. Prior to September, Bulova has not utilized the credit agreement since 1995. The credit agreement has been periodically extended and currently expires on December 31, 2005. Funds from the credit agreement have been utilized to fund working capital requirements, related primarily to inventory purchases. Bulova may require additional working capital advances under this credit agreement for its international expansion efforts.

Majestic Shipping

  During 2002 subsidiaries of Hellespont acquired from a Korean shipyard three new 442,500 deadweight ton, ultra-large crude carrying ships. A fourth such ship was delivered in the second quarter of 2003. These subsidiaries were purchased by Hellespont from Majestic at the Company's carrying value, excluding pretax capitalized interest expense of $3.1 million, in March 2002. In partial consideration for this purchase, Hellespont issued to Majestic a promissory note in the principal amount of $57.5 million. As of December 31, 2003, $22.2 million principal amount remains outstanding. The total cost of the four ships delivered amounted to approximately $371.5 million. The ships were financed in part by bank debt of $200.0 million, guaranteed by Hellespont. As of December 31, 2003, $188.8 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding.

Parent Company

  The parent company's cash and investments at December 31, 2003 totaled $2.2 billion, as compared to $2.3 billion at December 31, 2002. The decline was primarily due to cash outlays of approximately $528.3 million to purchase Texas Gas in May of 2003 and $750.0 million to purchase CNA preferred stock in November of 2003, partially offset by dividends received from its subsidiaries.

  As previously reported, in order to assist CNA in replenishing statutory capital adversely impacted by the 2003 charges discussed above, in November of 2003 Loews purchased $750.0 million of a new series of CNA convertible preferred stock. Loews committed additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes of CCC in the event certain additions to CCC's statutory capital are not achieved through asset sales. In addition, Loews committed to an additional $150.0 million of capital support by March 31, 2004, in a form to be determined.

  In February of 2004, the Company purchased $345.6 million of surplus notes from CCC to increase CCC's statutory capital, of which $45.6 million was purchased in connection with CNA's sale of its group benefits business and $300.0 million was purchased since CNA did not sell its individual life business prior to that time. However, CNA recently entered into an agreement, which is subject to customary closing conditions and regulatory approvals, to sell its individual life business and has estimated that this sale will result in an addition to CCC's statutory surplus in excess of $400.0 million. If, this sale is consummated, and the sale results in an increase in CCC's statutory capital of $300.0 million or more, CNA has stated its intention to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, although no assurance can be given that sale of the individual life business will be consummated or that the regulatory approval will be obtained.

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

  The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities, As of February 20, 2004, approximately $1.1 billion of securities were available for issuance under this shelf registration statement.

  As of December 31, 2003, there were 185,447,050 shares of Loews common stock outstanding and 57,965,000 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Contractual Cash Payment Obligations

  The Company's contractual cash payment obligations are as follows:


                                                          Payments Due by Period
                                       ---------------------------------------------------------
                                                   Less than                           More than
December 31, 2003                         Total      1 year    1-3 years    4-5 years   5 years
------------------------------------------------------------------------------------------------

Long-term debt                         $ 5,842.1   $  293.2     $ 1,206.5   $1,523.5   $ 2,818.9
Capital lease obligations                   33.2        2.7           6.4        8.1        16.0
Operating leases                           472.0       81.9         128.5       90.0       171.6
Performance, bid customs and export         69.0       34.9          26.5        7.6
------------------------------------------------------------------------------------------------
Total                                  $ 6,416.3   $  412.7     $ 1,367.9   $1,629.2   $ 3,006.5
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

  Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty..

  The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do the use of these instruments, in the opinion of management, result in a higher degree of risk. See "Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and
Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

Insurance

Investment Income, Net

  The significant components of CNA's investment income are presented in the following table:


Year Ended December 31                                          2003          2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                                   $1,651.1      $1,854.1     $1,823.3
Short-term investments                                          63.2          62.2        134.7
Limited partnerships                                           220.6         (33.9)        47.3
Equity securities                                               18.8          65.4         37.0
Interest on funds withheld and other
 deposits                                                     (343.8)       (239.6)      (241.4)
Other                                                           84.4          81.6        113.5
------------------------------------------------------------------------------------------------
Total investment income                                      1,694.3       1,789.8      1,914.4
Investment expenses                                            (47.6)        (59.9)       (58.3)
------------------------------------------------------------------------------------------------
Investment income, net                                      $1,646.7      $1,729.9     $1,856.1
================================================================================================

  CNA experienced lower net investment income in 2003 as compared with 2002. This decrease was due primarily to lower investment yields on fixed maturity securities and increased costs on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased principally as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development recorded in 2003. See the Reinsurance section of the MD&A for additional information for interest costs on funds withheld and other deposits, which is included in net investment income. This decrease in net investment income in 2003 was partially offset by increased limited partnership income. Limited partnership income increased as a result of improving equity markets and favorable conditions in the fixed income markets.

  CNA experienced lower net investment income in 2002 as compared with 2001. The decrease was due primarily to decreased limited partnership results and lower investment yields, partially offset by $34.0 million of dividend income from Canary Wharf Group plc ("Canary Wharf"). The decline in limited partnership income was primarily attributable to many of the same factors that impacted the broader financial markets. Limited partnership investment performance, particularly high yield bond and equity strategies, was adversely affected by overall market volatility including concerns over corporate accounting practices and credit deterioration.

  The bond segment of the investment portfolio yielded 5.1% in 2003, 6.0% in 2002 and 6.4% in 2001.

Net Realized Investment Gains (Losses)

  The components of CNA's net investment (losses) gains are presented in the following table:


Year Ended December 31                                             2003        2002        2001
------------------------------------------------------------------------------------------------
(In millions)

Investment gains (losses):
Fixed maturity securities:
  U.S. government bonds                                         $ (69.9)   $  391.6    $  233.3
  Corporate and other taxable bonds                               380.5      (557.0)       (5.3)
  Tax-exempt bonds                                                 96.7        48.0        53.9
  Asset-backed bonds                                               41.7        36.5        75.6
  Redeemable preferred stock                                      (11.6)      (27.9)      (21.5)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                                   437.4      (108.8)      336.0
Equity securities                                                 114.5      (158.5)    1,094.9
Derivative securities                                              78.4       (52.1)       (5.0)
Other invested assets, including dispositions                    (153.1)       65.2      (148.9)
Allocated to participating policyholders'
 and minority interests                                            (3.8)        2.0       (15.0)
------------------------------------------------------------------------------------------------
Total investment gains (losses)                                   473.4      (252.2)    1,262.0
Income tax (expense) benefit                                     (179.2)      103.3      (445.4)
Minority interest                                                 (28.5)       15.9      (101.8)
------------------------------------------------------------------------------------------------
Net investment gains (losses)                                   $ 265.7    $ (133.0)   $  714.8
================================================================================================

  Net realized investment results increased $398.7 million (after tax and minority interest) in 2003 as compared with 2002. This change was due primarily to a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities and increased realized results related to fixed maturity and derivative securities. Partially offsetting these increases in net realized investment gains was a $116.4 million loss (after tax and minority interest) resulting from the sale of the Group Benefits business. See the Group Operations section of this MD&A for additional information on the sale of the Group Benefits business. Impairment losses of $188.4 million (after tax and minority interest) were recorded in 2003 across several sectors including the airline, healthcare and energy industries. Impairment losses of $517.2 million (after tax and minority interest) were recorded primarily in the telecommunications sector in 2002.

  Net realized investment results decreased $847.8 million (after tax and minority interest) in 2002 as compared with 2001. This decline was due primarily to the change in net realized gains (losses) on corporate and other taxable bonds and equity securities. The $321.0 million (after tax and minority interest) increase in realized loss on corporate and other taxable bonds relates primarily to impairment charges of $377.0 million recorded in various market sectors, the most significant being the telecommunication sector. The $728.0 million change in net realized gains (losses) of equity securities relates primarily to the Company's 2001 gain of $566.0 million for the sale of Global Crossing Ltd. common stock ("Global Crossing") and closing of the related hedge agreements. Also, during 2002, CNA completed the sale of several businesses, including CNA Re U.K. Included in 2002 net realized investment results was a $62.1 million gain resulting from the sale of CNA Re U.K., which included a $34.1 million reduction of the previously recognized impairment loss on CNA Re U.K. The impairment loss recorded in 2001 for the sale of CNA Re U.K. and other subsidiaries was $162.0 million (after tax and minority interest). Further details of these transactions are discussed below.

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

  The following table provides further detail of gross realized gains and losses on fixed maturity and equity securities:


Year Ended December 31                                         2003           2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed
 maturity and equity securities:
  Fixed maturity securities:
    Gross realized gains                                   $1,244.0       $1,009.0     $  936.0
    Gross realized losses                                    (807.0)      (1,118.0)      (600.0)
------------------------------------------------------------------------------------------------
  Net realized gains (losses) on fixed
   maturity securities                                        437.0         (109.0)       336.0
  Equity securities:
    Gross realized gains                                      143.0          251.0      1,335.0
    Gross realized losses                                     (29.0)        (409.0)      (240.0)
------------------------------------------------------------------------------------------------
  Net realized gains (losses) on
   equity securities                                          114.0         (158.0)     1,095.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
 maturity and equity securities                            $  551.0       $ (267.0)    $1,431.0
================================================================================================

  The largest realized losses from sales of fixed maturities and equity securities aggregated by issuer for the year ended December 31, 2003 totaled $242.0 million. The following table provides details of those losses including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.


                                                          Fair                     Months in
                                                          Value                    Unrealized
                                                         Date of      Loss         Loss Prior
Issuer Description and Discussion                         Sale       On Sale         To Sale
------------------------------------------------------------------------------------------------
(In millions)

Various securities issued by the
 United States Treasury.(a)                                $5,727.0     $173.0              0-6
Issues and sells mortgage backed
 securities. Issuer was chartered
 by United States Congress to
 facilitate housing ownership for
 low to middle income Americans.(a)                         1,679.0       29.0              0-6
A food retailer of supermarkets and
 discount stores in the U.S.
 and Europe. Also supplies food to
 institutional food service
 companies.(b)                                                 34.0       12.0              0-6
Savings bonds issued by the German
 Federal Republic.(a)                                         627.0       11.0              0-6
A company which manufactures rubber
 and rubber-related chemicals. They also
 manufacture and distribute tires.(c)                           23.0       9.0     Various, 0-24
A company which provides wholesale
 financing and capital loans to auto
 retail dealerships and vehicle leasing
 companies.(d)                                                 124.0       8.0     Various, 0-12
------------------------------------------------------------------------------
                                                            $8,214.0    $242.0
==============================================================================

(a) Volatility of interest rates prompted movement to other asset classes.
(b) The company is under investigation for accounting fraud. Losses relate to trades that took place to reduce issuer exposure.
(c) These losses relate to trades that took place to reduce issuer exposure.
(d) The issuer's financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio's overall exposure to this issuer.

Valuation and Impairment of Investments

  The following table details the carrying value of CNA's general and separate account investment portfolios:


December 31                                                     2003                   2002
------------------------------------------------------------------------------------------------
(In millions of dollars)

General account investments:

Fixed maturity securities:
  U.S. Treasury securities and obligations of
   government agencies                                  $ 1,900.0      5.0%   $ 1,376.0     3.9%
  Asset-backed securities                                 8,757.0     23.0      8,208.0    23.2
  States, municipalities and political subdivisions-
   tax-exempt                                         7,970.0     20.9      5,074.0    14.4
  Corporate securities                                    6,482.0     17.0      7,591.0    21.5
  Other debt securities                                   3,264.0      8.6      3,827.0    10.8
  Redeemable preferred stock                                104.0      0.3         69.0     0.2
  Options embedded in convertible debt securities           201.0      0.5        130.0     0.4
------------------------------------------------------------------------------------------------
  Total fixed maturity securities                        28,678.0     75.3     26,275.0    74.4
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                              383.0      1.0        461.0     1.3
  Non-redeemable preferred stock                            144.0      0.4        205.0     0.6
------------------------------------------------------------------------------------------------
  Total equity securities                                   527.0      1.4        666.0     1.9
------------------------------------------------------------------------------------------------
Short-term investments                                    7,538.0     19.8      7,008.0    19.9
Limited partnerships                                      1,117.0      2.9      1,060.0     3.0
Other investments                                           240.0      0.6        284.0     0.8
------------------------------------------------------------------------------------------------
Total general account investments                       $38,100.0    100.0%   $35,293.0   100.0%
================================================================================================


December 31                                                       2003                 2002
------------------------------------------------------------------------------------------------
(In millions of dollars)

Separate account investments:

Fixed maturity securities:
  U.S. Treasury securities and obligations of
   government agencies                                  $   167.0      4.7%   $   166.0     5.3%
  Asset-backed securities                                   761.0     21.4        869.0    27.8
  Corporate securities                                      978.0     27.4        812.0    26.0
  Other debt securities                                     202.0      5.8        165.0     5.3
  Redeemable preferred stock                                  5.0      0.1          2.0     0.1
------------------------------------------------------------------------------------------------
  Total fixed maturity securities                         2,113.0     59.4      2,014.0    64.5
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                              117.0      3.3        112.0     3.6
  Non-redeemable preferred stock                                                    6.0     0.2
------------------------------------------------------------------------------------------------
  Total equity securities                                   117.0      3.3        118.0     3.8
------------------------------------------------------------------------------------------------
Short-term investments                                      496.0     13.9        276.0     8.8
Limited partnerships                                        419.0     11.8        327.0    10.5
Other investments                                           415.0     11.6        387.0    12.4
------------------------------------------------------------------------------------------------
Total separate account investments                      $ 3,560.0    100.0%   $ 3,122.0   100.0%
================================================================================================

  CNA's general and separate account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, mortgage-backed securities, short-term investments municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $1,348.0 million at December 31, 2003 compared with $887.0 million at December 31, 2002. The unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114.0 million for fixed maturities, and net unrealized gain of $234.0 million for equity securities. The unrealized position at December 31, 2002 was composed of a net unrealized gain of $742.0 million for fixed maturities, a net unrealized gain of $147.0 million for equity securities and a net unrealized loss of $2.0 million for short-term securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:


                                                               Gross Unrealized Losses
                                         Cost or      Gross    ----------------------    Net
                                        Amortized   Unrealized Less than Greater than Unrealized
December 31, 2003                          Cost        Gains    12 Months   12 Months    Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies    $  1,823.0   $   91.0    $  10.0    $  4.0    $   77.0
  Asset-backed securities                   8,634.0      146.0       22.0       1.0       123.0
  States, municipalities and political
   subdivisions-tax-exempt                  7,787.0      207.0       22.0       2.0       183.0
  Corporate securities                      6,061.0      475.0       40.0      14.0       421.0
  Other debt securities                     2,961.0      311.0        4.0       4.0       303.0
  Redeemable preferred stock                   97.0        7.0                              7.0
  Options embedded in convertible
   debt securities                            201.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities            27,564.0    1,237.0       98.0      25.0     1,114.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                163.0      222.0        2.0                 220.0
  Non-redeemable preferred stock              130.0       16.0        2.0                  14.0
------------------------------------------------------------------------------------------------
Total equity securities                       293.0      238.0        4.0                 234.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity
  securities                             $ 27,857.0   $1,475.0    $ 102.0    $ 25.0    $1,348.0
================================================================================================


                                                      Cost or                             Net
                                                     Amortized      Gross Unrealized  Unrealized
December 31, 2002                                      Cost        Gains     Losses  Gain (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  U.S. Treasury securities and obligations of
   government agencies                              $ 1,266.0    $  114.0    $  4.0      $110.0
  Asset-backed securities                             7,888.0       336.0      16.0       320.0
  States, municipalities and political subdivisions-
   tax-exempt                                         4,966.0       151.0      43.0       108.0
  Corporate securities                                7,439.0       487.0     335.0       152.0
  Other debt securities                               3,780.0       284.0     237.0        47.0
  Redeemable preferred stock                             64.0         5.0                   5.0
  Options embedded in convertible debt Securities       130.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                      25,533.0     1,377.0     635.0       742.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                          310.0       166.0      15.0       151.0
  Non-redeemable preferred stock                        209.0         3.0       7.0        (4.0)
------------------------------------------------------------------------------------------------
Total equity securities                                 519.0       169.0      22.0       147.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities          $26,052.0    $1,546.0    $657.0      $889.0
================================================================================================

  CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At December 31, 2003, the carrying value of the general account fixed maturities was $28,678.0 million, representing 75.3% of the total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $1,114.0 million, comprising gross unrealized gains of $1,237.0 million and gross unrealized losses of $123.0 million. Gross unrealized losses were across various sectors, the largest of which was corporate bonds. Within corporate bonds, the largest industry sectors were financial, consumer-cyclical, and consumer-non-cyclical, which as a percentage of total gross unrealized losses were 33.0%, 18.0% and 17.0%. Gross unrealized losses in any single issuer was less than 1.0% of the carrying value of the total general account fixed maturity portfolio.

  The following table provides the composition of fixed maturity securities with an unrealized loss in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.


                                                                                      Percent of
                                                                        Percent of    Unrealized
December 31, 2003                                                      Market Value      Loss
------------------------------------------------------------------------------------------------

Due in one year or less                                                    1.0%             5.0%
Due after one year through five years                                      8.0             20.0
Due after five years through ten years                                     7.0             11.0
Due after ten years                                                       35.0             45.0
Asset-backed securities                                                   49.0             19.0
------------------------------------------------------------------------------------------------
Total                                                                    100.0%           100.0%
================================================================================================

  The following table summarizes for fixed maturity and equity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.


                                                                                         Gross
                                                                      Estimated       Unrealized
December 31, 2003                                                     Fair Value          Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                                                         $ 4,138.0        $  50.0
    7-12 months                                                            834.0           36.0
    13-24 months                                                            76.0           11.0
    Greater than 24 months                                                  51.0            3.0
------------------------------------------------------------------------------------------------
  Total investment grade                                                 5,099.0          100.0
------------------------------------------------------------------------------------------------
  Non-investment grade:
    0-6 months                                                             134.0            5.0
    7-12 months                                                             60.0            7.0
    13-24 months                                                            16.0            1.0
    Greater than 24 months                                                 105.0           10.0
------------------------------------------------------------------------------------------------
  Total non-investment grade                                               315.0           23.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities                                          5,414.0          123.0
------------------------------------------------------------------------------------------------
Equity securities:
  0-6 months                                                                23.0            2.0
  7-12 months                                                               10.0            2.0
  13-24 months                                                               3.0
  Greater than 24 months                                                     6.0
------------------------------------------------------------------------------------------------
Total equity securities                                                     42.0            4.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities                             $ 5,456.0        $ 127.0
================================================================================================

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

  The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

  Realized investment losses included $321.0, $890.0 and $129.0 million of pretax impairment losses for the three years ended December 31, 2003, 2002 and 2001. The impairments were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

  For the year ended December 31, 2003, the impairment losses recorded related primarily to corporate bonds in the airline, healthcare and energy industries.

  For the year ended December 31, 2002, the impairment losses recorded related primarily to corporate bonds in the communications industry sectors including $129.0 million related to WorldCom Inc., $74.0 million related to Adelphia Communication Corporation, $60.0 million for Charter Communications, $57.0 million for AT&T Canada and $53.0 million for Telewest PLC.

  For the year ended December 31, 2001, the impairment losses recorded related primarily to corporate bonds and equities in the communications industry sector including $31.0 million for MedicaLogic/Medscape, Inc. and $27.0 million for At Home Corporation.

  If the deterioration in these industry sectors continues in future periods and CNA continues to hold these seurities, CNA is likely to have additional impairments in the future.

  CNA's non-investment grade fixed maturity securities held as of December 31, 2003 that were in an unrealized loss position had a fair value of $315.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2003.

                                                           Fair Value as a
                                                       Percentage of Book Value
                                       Estimated   -------------------------------   Unrealized
December 31, 2003                     Fair Value   90-99%   80-89%  70-79%    <70%      Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non- investment grade:
  0-6 months                            $  134.0    $  2.0    $  1.0           $  2.0    $  5.0
  7-12 months                               60.0       1.0       6.0                        7.0
  13-24 months                              16.0       1.0                                  1.0
  Greater than 24 months                   105.0       4.0       1.0   $  5.0              10.0
------------------------------------------------------------------------------------------------
Total non-investment grade              $  315.0    $  8.0    $  8.0   $  5.0  $   2.0   $  23.0
================================================================================================

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of these non-investment grade securities and determined that no further impairments were necessary at December 31, 2003. This determination was based on a number of factors that the Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, the Company's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the market value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  CNA's equity securities held as of December 31, 2003 that were in an unrealized loss position had a fair value of $42.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the market value of the security.

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated loss of $278.4 million (after tax and minority interest) was initially recorded in the second quarter of 2001. This loss was reported in realized investment gains/losses.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized loss applicable to these businesses recognized in 2001 was $33.1 million (after tax and minority interest). Revenues of these businesses included in the year ended December 31, 2001 totaled approximately $30.0 million. These businesses contributed approximately $9.6 million (after tax and minority interest) of net losses in the year ended December 31, 2001.

  CNA regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $150.7 million (after tax and minority interest) in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including unfavorable net prior year development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in realized investment gains/losses.

  On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below. The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. Under the terms of the purchase price adjustment, CCC is entitled to receive $5.0 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2003, CNA has received approximately $2.0 million. CCC has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority ("FSA") deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11.0 million. As the sale and related agreements have now been completed, CNA has finalized its impairment analysis based upon the terms of the completed transactions and reduced the impairment loss by approximately $33.9 million (after tax and minority interest). The reduction of the impairment was included in net realized investment gains in 2002.

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

  CNA Re U.K. had revenues of approximately $48.0 and $280.0 million for the years ended December 31, 2002 and 2001. CNA Re U.K. had net losses of $19.7 and $327.3 million for the years ended December 31, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442.0 and $2,357.0 million at the date of sale and $2,557.0 and $2,541.0 million as of December 31, 2001.

  Substantially all invested assets are marketable securities classified as available-for-sale in the accompanying financial statements. Accordingly, changes in fair value for these securities are reported in other comprehensive income.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 92.9% and 89.4% of which were rated as investment grade at December 31, 2003 and 2002.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:


December 31                                              2003                    2002
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated agency
 securities                                      $ 2,818.0       9.9%     $ 1,908.0         7.3%
Other AAA rated                                   12,779.0      44.7       10,856.0        41.4
AA and A rated                                     6,329.0      22.1        5,730.0        21.9
BBB rated                                          4,631.0      16.2        4,930.0        18.8
Non investment-grade                               2,017.0       7.1        2,782.0        10.6
------------------------------------------------------------------------------------------------
Total                                            $28,574.0     100.0%     $26,206.0       100.0%
================================================================================================

  At December 31, 2003 and 2002, approximately 97.0% of the general account portfolio was U.S. Government agencies or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or CNA management.

  The following table summarizes the bond ratings of the investments supporting CNA's separate account products, which guarantee principal and a specified rate of interest:


December 31                                             2003                    2002
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated agency
  securities                                    $   166.0       9.2%     $   161.0          8.6%
Other AAA rated                                     737.0      40.7          898.0         48.1
AA and A rated                                      374.0      20.7          327.0         17.5
BBB rated                                           443.0      24.5          414.0         22.2
Non investment-grade                                 89.0       4.9           68.0          3.6
------------------------------------------------------------------------------------------------
Total                                           $ 1,809.0     100.0%     $ 1,868.0        100.0%
================================================================================================

  At December 31, 2003 and 2002, 98.0% and $99.0% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or CNA management.

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

  The carrying value of non-traded securities at December 31, 2003 was $270.0 million which represents 0.7% of the Company's total investment portfolio. These securities were in a net unrealized gain position of $61.0 million at December 31, 2003. Of the non-traded securities, 48.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at December 31, 2003 are $8,757.0 million of asset-backed securities, at fair value, consisting of approximately 37.0% in collateralized mortgage obligations ("CMOs"), 8.0% in corporate asset-backed obligations, 11.0% in U.S. Government agency issued pass-through certificates and 44.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short term investment portfolio is presented in the following table:


December 31                                                             2003               2002
------------------------------------------------------------------------------------------------
(In millions)

Commercial paper                                                      $4,458.0        $ 1,141.0
U.S. Treasury securities                                               1,068.0          2,756.0
Money market funds                                                     1,230.0          2,161.0
Other                                                                    782.0            950.0
------------------------------------------------------------------------------------------------
Total short term investments                                          $7,538.0        $ 7,008.0
================================================================================================

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

Risks and uncertainties primarily affecting the Company and the Company's insurance subsidiaries

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

Risks and uncertainties primarily affecting the Company and the Company's tobacco subsidiaries

  . health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

  . legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

  . continued intense competition from other cigarette manufacturers, including increased promotional activity and the continued growth of the deep- discount category;

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

  . the impact of each of the factors described under Results of Operations-
    Lorillard in the MD&A portion of this report;

Risks and uncertainties primarily affecting the Company and the Company's energy subsidiaries

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

  . the results of financing efforts; and

  . the actual closing of contemplated transactions and agreements

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

SUPPLEMENTAL FINANCIAL INFORMATION

  The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with its investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Management believes, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that management uses in assessing the Company. See Notes 1 and 24 of the Notes to Consoldiated Financial Statements included in Item 8.


Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31                                                                     2003        2002
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Current assets                                                             $ 1,306.3   $   578.4
Investments, primarily short-term instruments                                3,574.9     4,071.2
------------------------------------------------------------------------------------------------
Total current assets and investments in securities                           4,881.2     4,649.6
Investment in CNA                                                            8,254.8     8,513.8
Investment in Diamond Offshore                                                 961.6     1,025.1
Other assets                                                                 2,373.4     1,434.6
------------------------------------------------------------------------------------------------
Total assets                                                               $16,471.0   $15,623.1
================================================================================================

Liabilities and Shareholders' Equity:

Current liabilities                                                        $ 2,052.5   $ 1,826.3
Long-term debt, less current maturities and
 unamortized discount                                                        2,973.1     2,440.2
Other liabilities                                                              391.1       121.4
------------------------------------------------------------------------------------------------
Total liabilities                                                            5,416.7     4,387.9
Shareholders' equity                                                        11,054.3    11,235.2
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $16,471.0   $15,623.1
================================================================================================

Condensed Statements of Operations Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                                          2003         2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Manufactured products and other                             $ 3,858.5    $ 4,238.7    $ 4,334.0
Investment income                                                73.4        107.2        199.1
Investment gains                                                115.4          7.0        101.2
------------------------------------------------------------------------------------------------
Total                                                         4,047.3      4,352.9      4,634.3
------------------------------------------------------------------------------------------------

Expenses:

Cost of manufactured products sold
 and other                                                    2,895.3      3,022.2      3,284.3
Interest                                                        154.6        136.5        136.5
Income tax expense                                              375.7        471.8        467.7
------------------------------------------------------------------------------------------------
Total                                                         3,425.6      3,630.5      3,888.5
------------------------------------------------------------------------------------------------

Income from operations                                          621.7        722.4        745.8
Equity in (loss) income of:
  CNA                                                        (1,258.2)       230.4     (1,373.9)
  Diamond Offshore                                              (29.6)        25.8         80.4
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                       (666.1)       978.6       (547.7)
Discontinued operations-net                                      55.4        (27.0)        13.9
Cumulative effect of changes in
 accounting principles-net                                                   (39.6)       (53.3)
------------------------------------------------------------------------------------------------
Net (loss) income                                           $  (610.7)   $   912.0     $ (587.1)
================================================================================================

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                                           2003        2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Operating Activities:

Net (loss) income                                           $  (610.7)    $  912.0    $  (587.1)
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
 Undistributed loss (earnings) of CNA
  and Diamond Offshore                                        1,318.5       (190.1)     1,319.2
 Cumulative effect of changes in
  accounting principles                                         (56.7)        39.6         53.3
 Investment losses (gains)                                     (115.4)        (7.0)      (101.2)
 Other                                                          144.7        (19.1)       (48.5)
Changes in assets and liabilities-net                           902.4       (251.0)       186.7
------------------------------------------------------------------------------------------------
Total                                                         1,582.8        484.4        822.4
------------------------------------------------------------------------------------------------

Investing Activities:

Net (increase) decrease in investments                        (551.5)        338.3        243.6
Securities sold under agreements to
 repurchase                                                                 (480.4)       480.4
Purchase of CNA preferred stock                               (750.0)       (750.0)
Purchases of CNA common stock                                                (73.1)      (978.7)
Purchase of Texas Gas Transmission                            (803.3)
Other                                                           (3.1)        (52.0)      (155.7)
------------------------------------------------------------------------------------------------
Total                                                       (2,107.9)     (1,017.2)      (410.4)
------------------------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                                (191.8)       (166.4)      (112.5)
Increase (decrease) in long-term
 debt-net                                                      300.5          (1.5)       (18.2)
Purchases of treasury shares                                                (351.2)      (282.2)
Issuance of common stock                                       399.7       1,070.1          0.4
------------------------------------------------------------------------------------------------
Total                                                          508.4         551.0       (412.5)
------------------------------------------------------------------------------------------------

Net change in cash                                             (16.7)         18.2         (0.5)
Cash, beginning of year                                         39.3          21.1         21.6
------------------------------------------------------------------------------------------------
Cash, end of year                                            $  22.6      $   39.3    $    21.1
================================================================================================

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

    The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2003 and 2002 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of December 31, 2003 and 2002 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $394.1 and $374.6 million, respectively. A 100 basis point decrease would result in an increase in market value of $460.5 and $440.1 million, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2003 and 2002, with all other variable held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at December 31, 2003 and 2002, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at December 31, 2003 and 2002.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

Category of risk exposure:                Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
December 31                                     2003         2002           2003          2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                          $ 339.1      $ 430.7         $(85.0)    $  (108.0)
  Options - purchased                           22.2         23.7            2.0           3.0
          - written                             (4.0)       (19.2)          (1.0)          2.0
  Short sales                                 (118.4)      (200.7)          30.0          50.0
  Limited partnership investments               73.5                       (18.0)
  Separate accounts - Equity securities (a)      0.1          6.3                         (2.0)
                    - Other invested assets    419.1        326.5           (7.0)         (5.0)
Interest rate (2):
  Futures - short                                                           (5.0)
  Interest rate swaps                           25.0         (7.1)          (1.0)        (31.0)
  Separate accounts - Fixed maturities         304.3        145.4            4.0          3.0
                    - Short term investments   413.7        166.6
Gold (3):
  Options - purchased                            1.4          0.6            8.0          14.0
          - written                             (0.8)        (0.7)         (12.0)        (20.0)
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

(a)   In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(277.0) and $(151.0)
      at December 31, 2003 and 2002, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:           Fair Value Asset (Liability)            Market Risk
------------------------------------------------------------------------------------------------
December 31                                 2003         2002              2003            2002
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)               $   526.9     $  666.1         $  (129.0)    $    (166.0)
    Separate accounts                      116.5        112.0             (29.0)          (28.0)
  Limited partnership investments        1,261.6      1,156.9             (69.0)         (133.0)
  Separate accounts - Other
   invested assets                         414.8        387.3            (104.0)          (97.0)
Interest rate (2):
  Fixed maturities (a) (b)              28,781.3     27,433.7          (1,979.0)       (1,650.0)
  Short-term investments (a)            11,264.6     10,161.7              (5.0)           (6.0)
  Other invested assets                    237.8        241.3
  Other derivative securities                5.0         18.0            (105.0)          (47.0)
  Separate accounts (a):
    Fixed maturities                     1,809.2      1,868.1            (114.0)          (96.0)
    Short term investments                  81.8        109.5
  Long-term debt                        (5,871.0)    (5,558.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
      an increase in interest rates of 100 basis points.

(a)   Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(152.0) and $(148.0) at December 31, 2003 and 2002, respectively.

(b)   Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(32.0) and $(24.0) at December 31, 2003 and 2002, respectively.

Item 8.  Financial Statements and Supplementary Data.

  Financial Statements and Supplementary Data are comprised of the following sections:


                                                                                            Page
                                                                                             No.
                                                                                            ----

Consolidated Balance Sheets                                                                  108
Consolidated Statements of Operations                                                        110
Consolidated Statements of Shareholders' Equity                                              111
Consolidated Statements of Cash Flows                                                        112

Notes to Consolidated Financial Statements

        1.  Summary of Significant Accounting Policies                                       114
        2.  Investments                                                                      123
        3.  Fair Value of Financial Instruments                                              127
        4.  Derivative Financial Instruments                                                 128
        5.  Earnings Per Share                                                               133
        6.  Loews and Carolina Group Consolidating Condensed Financial Information           134
        7.  Receivables                                                                      142
        8.  Property, Plant and Equipment                                                    142
        9.  Claim and Claim Adjustment Expense Reserves
              Asbestos, Environmental Pollution and Mass Tort ("APMT") Reserves
              Net Prior Year Development                                                     143
       10.  Leases                                                                           158
       11.  Income Taxes                                                                     159
       12.  Long-term Debt                                                                   160
       13.  Comprehensive Income (Loss)                                                      163
       14.  Significant Transactions                                                         163
       15.  Restructuring and Other Related Charges                                          167
       16.  Discontinued Operations                                                          168
       17.  Statutory Accounting Practices                                                   169
       18.  Benefit Plans                                                                    170
       19.  Reinsurance                                                                      176
       20.  Quarterly Financial Data (unaudited)                                             179
       21.  Legal Proceedings
              Insurance Related                                                              180
              Tobacco Related                                                                181
       22.  Commitments and Contingencies                                                    191
       23.  Business Segments                                                                194
       24.  Consolidating Financial Information                                              199
       25.  Subsequent Event                                                                 203

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
Assets:
------------------------------------------------------------------------------

December 31                                                 2003         2002
------------------------------------------------------------------------------
(Dollar amounts in millions, except per share data)


Investments (Notes 1, 2, 3 and 4):

  Fixed maturities, amortized cost of $27,664.9
   and $26,688.8                                       $28,781.3    $27,433.7

  Equity securities, cost of $593.1 and $1,002.8           888.2      1,120.5

  Limited partnership investments                        1,335.1      1,156.9

  Other investments                                        245.6        263.9

  Short-term investments                                11,264.6     10,161.7
------------------------------------------------------------------------------
Total investments                                       42,514.8     40,136.7

Cash                                                       180.8        183.9

Receivables-net (Notes 1 and 7)                         20,467.9     16,598.0

Property, plant and equipment-net (Notes 1 and 8)        3,879.7      3,125.2

Deferred income taxes (Note 11)                            530.2        626.1

Goodwill (Note 1)                                          311.4        177.8

Other assets (Notes 1, 14, 16, 18 and 19)                3,785.4      4,013.8

Deferred acquisition costs of insurance
 subsidiaries (Note 1)                                   2,532.7      2,551.4

Separate account business (Notes 1, 3 and 4)             3,678.0      3,102.7
------------------------------------------------------------------------------

Total assets                                           $77,880.9    $70,515.6
==============================================================================

See Notes to Consolidated Financial Statements.

                                            Loews Corporation and Subsidiaries
                                                   CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
------------------------------------------------------------------------------

December 31                                                 2003         2002
------------------------------------------------------------------------------
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
  Claim and claim adjustment expense                   $31,730.2    $27,369.9
  Future policy benefits                                 8,160.9      7,408.9
  Unearned premiums                                      4,891.5      4,820.0
  Policyholders' funds                                     601.4        580.1
------------------------------------------------------------------------------
Total insurance reserves                                45,384.0     40,178.9
Payable for securities purchased (Note 4)                2,147.7        799.1
Securities sold under agreements to repurchase
 (Notes 1 and 2)                                           441.8        552.4
Long-term debt, less unamortized discounts
 (Notes 3 and 12)                                        5,820.2      5,651.9
Reinsurance balances payable (Notes 1 and 14)            3,432.0      2,763.3
Other liabilities (Notes 1, 3, 15, 17 and 18)            4,251.3      4,336.8
Separate account business (Notes 1, 3 and 4)             3,678.0      3,102.7
------------------------------------------------------------------------------
Total liabilities                                       65,155.0     57,385.1
------------------------------------------------------------------------------

Minority interest                                        1,671.6      1,895.3
-----------------------------------------------------------------------------

Commitments and contingent liabilities
  (Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 17,
    18, 19, 21 and 22)

Shareholders' equity (Notes 1, 2, 5, 12 and 13):
  Preferred stock, $0.10 par value:
    Authorized - 100,000,000 shares
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,447,050 and
     185,441,200 shares                                    185.4        185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 58,305,000 and 40,250,000 shares                0.6          0.4
  Additional paid-in capital                             1,513.7      1,114.2
  Earnings retained in the business                      8,602.1      9,404.6
  Accumulated other comprehensive income                   760.2        538.3
-----------------------------------------------------------------------------
                                                        11,062.0     11,242.9
Less treasury stock, at cost (340,000 shares of
  Carolina Group stock)                                      7.7          7.7
-----------------------------------------------------------------------------
Total shareholders' equity                              11,054.3     11,235.2
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity             $77,880.9    $70,515.6
=============================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 19)                            $ 9,209.8      $10,209.9      $ 9,285.1
Investment income, net (Note 2)                           1,732.1        1,866.9        2,103.8
Investment gains (losses) (Note 2)                          581.9         (208.7)       1,390.4
Manufactured products (including excise taxes of
 $651.4, $667.6 and $618.1)                               3,418.8        3,963.5        4,011.9
Other                                                     1,518.4        1,624.9        1,937.0
-----------------------------------------------------------------------------------------------
Total                                                    16,461.0       17,456.5       18,728.2
-----------------------------------------------------------------------------------------------

Expenses (Note 1):
Insurance claims and policyholders' benefits
 (Notes 9 and 19)                                         9,915.6        8,392.0       11,279.8
Amortization of deferred acquisition costs                1,964.6        1,790.2        1,803.9
Cost of manufactured products sold (Note 21)              1,972.8        2,226.5        2,282.9
Other operating expenses                                  3,678.0        3,134.3        3,607.7
Restructuring and other related charges (Note 15)                          (36.8)         251.0
Interest                                                    308.4          309.6          332.0
------------------------------------------------------------------------------------------------
Total                                                    17,839.4       15,815.8       19,557.3
------------------------------------------------------------------------------------------------
                                                         (1,378.4)       1,640.7         (829.1)
-----------------------------------------------------------------------------------------------
Income tax (benefit) expense (Note 11)                     (534.1)         579.8         (178.4)
Minority interest                                          (178.2)          82.3         (103.0)
-----------------------------------------------------------------------------------------------
Total                                                      (712.3)         662.1         (281.4)
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                   (666.1)         978.6         (547.7)
Discontinued operations-net (Note 16)                        55.4          (27.0)          13.9
Cumulative effect of changes in accounting
 principles-net (Note 1)                                                   (39.6)         (53.3)
-----------------------------------------------------------------------------------------------
Net (loss) income                                       $  (610.7)     $   912.0      $  (587.1)
===============================================================================================

Net (loss) income attributable to (Note 5):
  Loews common stock:
    (Loss) income from continuing operations            $  (781.3)     $   837.9     $  (547.7)
    Discontinued operations-net                              55.4          (27.0)         13.9
    Cumulative effect of changes in accounting
     principles-net                                                        (39.6)        (53.3)
-----------------------------------------------------------------------------------------------
  Loews common stock                                       (725.9)         771.3        (587.1)
  Carolina Group stock                                      115.2          140.7
-----------------------------------------------------------------------------------------------
  Total                                                 $  (610.7)     $   912.0     $  (587.1)
===============================================================================================

(Loss) income per Loews common share:
  (Loss) income from continuing operations              $   (4.21)     $    4.46     $   (2.81)
  Discontinued operations-net                                0.30          (0.14)         0.07
  Cumulative effect of changes in accounting
   principles-net                                                          (0.21)        (0.27)
------------------------------------------------------------------------------------------------
  Net (loss) income                                     $   (3.91)     $    4.11     $   (3.01)
================================================================================================
Income per Carolina Group share                         $    2.76      $    3.50
================================================================================================

Weighted average number of shares outstanding:
  Loews common stock                                       185.45         187.59        195.33
  Carolina Group stock                                      41.74          40.15

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                 Earnings  Accumulated   Common
                       Comprehensive  Loews  Carolina Additional Retained     Other       Stock
                           Income    Common   Group     Paid-in    in the Comprehensive  Held in
                           (Loss)     Stock   Stock     Capital  Business    Income     Treasury
------------------------------------------------------------------------------------------------
(In millions, except per
 share data)

Balance, January 1, 2001             $ 98.6          $   144.2  $ 9,969.6  $  756.7
Comprehensive loss:
  Net loss                $  (587.1)                               (587.1)
  Other comprehensive
   losses (Note 13)          (562.0)                                         (562.0)
                          ---------
  Comprehensive loss      $(1,149.1)
                          =========
Two-for-one stock split                98.6              (98.6)
Dividends paid, $0.58
 per share                                                         (112.5)
Issuance of common
 stock                                                     0.4
Purchases of common
 stock                                                                                  $(282.2)
Retirement of treasury
 stock                                 (5.7)              (1.4)    (275.1)                282.2
Equity in certain
 transactions of
 subsidiary companies                                      3.6
------------------------------------------------------------------------------------------------
Balance, December 31, 2001            191.5               48.2    8,994.9     194.7
Comprehensive income:
  Net income              $   912.0                                 912.0
  Other comprehensive
   gains (Note 13)            343.6                                           343.6
                          ---------
  Comprehensive income    $ 1,255.6
                          =========
Dividends paid:
  Loews common stock,
   $0.60 per share                                                 (112.8)
  Carolina Group stock,
   $1.34 per share                                                  (53.6)
Issuance of Loews
 common stock                                              0.5
Issuance of Carolina
 Group stock (Note 6)                        $  0.4    1,069.2
Purchases of Loews
 common stock                                                                            (343.5)
Purchases of Carolina
 Group stock                                                                               (7.7)
Retirement of Loews
 treasury stock                        (6.1)              (1.5)    (335.9)                343.5
Equity in certain
 transactions of
 subsidiary companies                                     (2.2)
------------------------------------------------------------------------------------------------
Balance, December 31, 2002            185.4      0.4   1,114.2    9,404.6     538.3        (7.7)
Comprehensive loss:
  Net loss                $ (610.7)                                (610.7)
  Other comprehensive
   gains (Note 13)           221.9                                            221.9
                          ---------
  Comprehensive loss      $ (388.8)
                          =========
Dividends paid:
  Loews common stock,
   $0.60 per share                                                 (111.3)
  Carolina Group stock,
   $1.81 per share                                                  (80.5)
Issuance of Loews common
 stock                                                     0.2
Issuance of Carolina
 Group stock (Note 6)                            0.2     399.3
------------------------------------------------------------------------------------------------
Balance, December 31, 2003           $185.4   $  0.6  $1,513.7   $8,602.1   $ 760.2      $ (7.7)
================================================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Operating Activities:

Net (loss) income                                           $  (610.7)  $    912.0    $  (587.1)
Adjustments to reconcile net (loss) income to net cash
 provided (used) by operating activities:
  Gain on disposal of discontinued operations                   (56.7)        33.5
  Cumulative effect of changes in accounting principles                       39.6         53.3
  Provision for doubtful accounts and cash discounts            780.9        227.4        224.6
  Investment (gains) losses                                    (581.9)       208.7     (1,390.4)
  Undistributed earnings                                       (226.6)        28.5        (92.8)
  Provision for minority interest                              (178.2)        82.3       (103.0)
  Amortization of investments                                  (133.1)      (186.6)      (316.0)
  Depreciation and amortization                                 325.1        323.8        371.9
  Provision for deferred income taxes                           179.9         (7.3)        77.9
  Other non-cash items                                           41.8         42.6        104.5
Changes in operating assets and liabilities-net:
  Reinsurance receivables                                    (3,581.4)      (123.2)    (4,426.1)
  Other receivables                                            (761.8)     1,021.0        178.5
  Prepaid reinsurance premiums                                   93.2       (124.2)       224.6
  Deferred acquisition costs                                    (61.5)      (162.3)       (17.3)
  Insurance reserves and claims                               6,709.9       (931.3)     4,615.8
  Reinsurance balances payable                                  669.9        144.5      1,341.8
  Other liabilities                                            (139.3)       584.9         56.6
  Trading securities                                            149.9       (305.2)       312.5
  Other-net                                                     164.4        (20.5)       (90.3)
------------------------------------------------------------------------------------------------
                                                              2,783.8      1,788.2        539.0
------------------------------------------------------------------------------------------------

Investing Activities:

Purchases of fixed maturities                               (71,835.9)   (81,739.0)   (75,150.6)
Proceeds from sales of fixed maturities                      58,048.4     78,324.8     67,877.4
Proceeds from maturities of fixed maturities                 12,684.8      6,220.0      3,929.7
Purchases of equity securities                                 (394.2)      (914.4)    (1,287.2)
Proceeds from sales of equity securities                        594.6      1,197.7      2,325.2
Purchases of property and equipment                            (446.4)      (514.4)      (502.5)
Proceeds from sales of property and equipment                   106.5         28.2        278.4
Securities sold under agreements to repurchase                 (110.6)    (1,050.0)      (643.1)
Change in short-term investments                             (1,499.0)    (3,381.9)     3,412.6
Dispositions, net of cash                                       431.4       (177.6)
Change in other investments                                     352.1         74.1       (175.9)
Purchase of Texas Gas Transmission-net of cash                 (803.3)
------------------------------------------------------------------------------------------------
                                                             (2,871.6)    (1,932.5)        64.0
------------------------------------------------------------------------------------------------

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31                                           2003        2002        2001
------------------------------------------------------------------------------------------------
(In millions)

Financing Activities:

Dividends paid                                                   (191.8)    (166.4)     (112.5)
Dividends paid to minority interests                              (26.4)      (30.6)      (31.5)
Purchases of treasury shares                                                 (351.2)     (282.2)
Purchases of treasury shares by subsidiaries                      (17.9)      (43.0)      (37.8)
Issuance of common stock                                          399.7     1,070.1         0.4
Issuance of common stock by subsidiary                                                     49.2
Principal payments on long-term debt                             (807.5)     (352.9)   (1,138.2)
Issuance of long-term debt                                        706.4        65.0     1,000.1
Receipts credited to policyholders                                  0.8         0.5         1.7
Withdrawals of policyholder account balances                       25.2       (44.1)      (66.0)
Other                                                              (3.8)
------------------------------------------------------------------------------------------------
                                                                   84.7       147.4      (616.8)
------------------------------------------------------------------------------------------------
Net change in cash                                                 (3.1)        3.1       (13.8)
Cash, beginning of year                                           183.9       180.8       194.6
------------------------------------------------------------------------------------------------
Cash, end of year                                           $    $180.8 $     183.9   $   180.8
================================================================================================

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

  Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property, casualty and life insurance (CNA Financial Corporation ("CNA"), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission
LLC) ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company", "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business and to replenish statutory capital of its principal insurance subsidiaries. As a result of this review, CNA sold a majority of its Group Benefits business to Hartford Financial Services Group, Inc. in December of 2003 (see Note 14), and in February of 2004, entered into a definitive agreement to sell its individual life insurance business to Swiss Re Life & Health America Inc. (see Note 25).

  On May of 2003, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC, acquired Texas Gas from the Williams Companies, Inc. The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas immediately after the acquisition.

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

  Accounting changes - In June of 2001, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives recorded in past business combinations ceased effective January 1, 2002, upon adoption of SFAS No. 142. Net income for the years ended December 31, 2003 and 2002 does not include amortization expense on goodwill. Had the Company not amortized goodwill and indefinite-lived intangible assets in 2001, pro forma net (loss) and the related basic and diluted per share amounts for Loews common stock would have been as follows:


Year Ended December 31, 2001                                              Net loss     Per share
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Net loss as reported in prior year                                        $(587.1)       $(3.01)
Adjusted for goodwill amortization, after tax and
  minority interest                                                          18.9          0.10
------------------------------------------------------------------------------------------------
Adjusted reported loss to include the impact of the
  non-amortization provisions of SFAS No. 142                             $(568.2)       $(2.91)
================================================================================================

  Effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a $39.6 million goodwill impairment charge as a cumulative effect of a change in accounting principle, adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 and $6.4 million, respectively, primarily related to CNA's Specialty Lines and Life Operations.

  In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement in January of 2003 has not had a material impact on the Company's results of operations or equity.

  In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 5, 2004. The Company is in the process of reviewing the recent revisions to FIN 46R. Any potential changes as a result of implementation of FIN 46R are not expected to have a significant impact on the results of operations or equity of the Company.

  On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the results of operations or equity of the Company.

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

  In December of 2003, the FASB issued a revised version of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132 made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132 requires disclosure of certain plan information on a quarterly basis in interim financial statements. This annual report includes the revised disclosures and disclosure of plan information on interim financial statements will begin in the first quarter of 2004.

  In 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as SFAS No. 133). The initial adoption of SFAS No. 133 did not have a significant impact on the equity of the Company; however, adoption of SFAS No. 133 resulted in a charge to 2001 earnings of $53.3 million, net of income taxes and minority interest of $33.0 and $8.0 million, respectively, to reflect the change in accounting principle. Of this transition amount, approximately $50.5 million, net of income taxes and minority interest, related to CNA's investments and investment-related derivatives. Because CNA already carried its investment and investment-related derivatives at fair value through other comprehensive income, there was an equal and offsetting favorable adjustment of $50.5 million to shareholders' equity (accumulated other comprehensive income). The remainder of the transition adjustment is primarily attributable to collateralized debt obligation products that are classified as derivatives under SFAS No. 133. See Note 4 for a complete discussion of the Company's adoption of these accounting pronouncements.

  Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA, are carried as follows:

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

  Other invested assets include investments in limited partnerships and certain derivative securities. The Company's limited partnership investments are recorded at fair value typically reflecting a reporting lag of up to three months, with changes in fair value reported in investment income. Fair value of the Company's limited partnership investments represents the Company's equity in the partnership's net assets as determined by the general partner. The carrying value of the Company's limited partnership investments was $1,335.1 and $1,157.6 million as of December 31, 2003 and 2002, respectively.

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

  Investments in derivative securities are carried at fair value with changes in fair value reported as a component of realized gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Operations.

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

  CDOs represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133. Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in realized gains or losses as appropriate. The net impact of CDO's was a loss of $1.0 and $6.0 million for the years ended December 31, 2003 and 2002 and income of $5.0 million for the year ended December 31, 2001. CNA is no longer writing this as an insurance product.

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

  SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The Company's derivatives are reported as Other investments, with the exception of CDOs and synthetic GICs which are reported as other assets and/or other liabilities. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and reported together with the host contract. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the nature of any hedge designation thereon. The Company's accounting for changes in the fair value of derivative instruments is as follows:


Nature of Hedge Designation                    Derivative's Change in Fair Value Reflected in:
------------------------------------------------------------------------------------------------

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

  Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held and included in short-term investments was $430.0 and $544.0 million at December 31, 2003 and 2002. The fair value of non-cash collateral was $505.0 and $777.0 million at December 31, 2003 and 2002.

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

  An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insurers, management's experience and current economic conditions.

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

  Revenues on interest sensitive life insurance contracts are composed of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

  Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort ("APMT"), workers compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of incurred but not reported losses, (iii) estimates of losses on assumed reinsurance, (iv) estimates of future expenses to be incurred in the settlement of claims, and (v) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component reinsurance receivables in the Consolidated Balance Sheets.

  Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CNA's life insurance subsidiary for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.7% to 7.5% at December 31, 2003. At December 31, 2003 and 2002, the discounted reserves for unfunded structured settlements were $898.0 and $884.0 million (net of discounts of $1,429.0 and $1,466.0 million).

  Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA's and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2003. At December 31, 2003 and 2002, such discounted reserves totaled $2,835.0 and $2,537.0 million (net of discounts of $851.0 and $974.0 million).

  Future policy benefits reserves - Reserves for traditional life insurance products (whole and term life products) and long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 2.3% to 9.4%, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest-sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 3.9% to 6.5% for the three years ended December 31, 2003.

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

  Guaranty fund and other insurance-related assessments - CNA accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance - Related Assessments. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2003 and 2002, the liability balance was $70.0 and $63.0 million. As of December 31, 2003 and 2002, included in other assets were $7.0 and $32.0 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.

  Reinsurance - Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions.

  Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December
31, 2003 and 2002, CNA had approximately $380.0 and $618.0 million recorded as deposit assets and $369.0 and $569.0 million recorded as deposit liabilities.

  Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in other revenue or other operating expense as appropriate.

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

  Deferred acquisition costs - Costs, including commissions, premium taxes, and certain underwriting and policy issuance costs, which vary with and are related primarily to the acquisition of property and casualty insurance business, are deferred and amortized ratably over the period the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

  The excess of first-year commissions over renewal commissions, and other first-year costs of acquiring life insurance business such as agency and policy issuance expenses, that vary with and are related primarily to the production of new and renewal business, have been deferred and are amortized with interest over the expected life of the related contracts. The excess of first-year ceded expense allowances over renewal ceded expense allowances reduces applicable unamortized deferred acquisition costs.

  Deferred acquisition costs related to non-participating traditional life insurance and accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

  For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance ("mortality charges") minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from CNA's estimates resulting in increases or decreases in the rate of amortization. When appropriate, CNA revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current results of operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to accumulated other comprehensive income in shareholders' equity.

  Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. CNA evaluates deferred acquisition costs for recoverability; adjustments, if necessary, are recorded in current results of operations.

  Investments in life settlement contracts and related revenue recognition - CNA has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with FASB Technical Bulletin ("FTB") 85-4, "Accounting for Purchases of Life Insurance." Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, are expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy in-force are expensed as incurred and are included in Other operating expenses. Revenue is recognized and included in Other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

  Separate account business - CNA's life insurance subsidiaries, Continental Assurance Company ("CAC") and Valley Forge Life Insurance Company ("VFL"), write investment and annuity contracts. The supporting assets and liabilities of certain of these contracts are legally segregated and reported as assets and liabilities of separate account business. CAC and VFL guarantee principal and a specified return to the contract holders on approximately 47% and 58% of the separate account business at December 31, 2003 and 2002, respectively. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

  During July of 2002, CNA entered into an agreement, whereby The Phoenix Companies, Inc. ("Phoenix") acquired the variable life and annuity business of VFL through a coinsurance arrangement, with modified coinsurance on the separate accounts. Securities with carrying values of approximately $492.0 and $479.0 million continue to be held by CNA and are reported in Separate account business in the assets section of the Consolidated Balance Sheet at December 31, 2003 and 2002, respectively.

  Restricted investments - At December 31, 2003 and 2002, CNA maintained statutory deposits of cash and securities, with carrying values of approximately $2.0 and $1.8 billion, respectively, under requirements of regulatory authorities.

  Cash and securities with carrying values of approximately $22.0 and $37.0 million were deposited with financial institutions as collateral for letters of credit at December 31, 2003 and 2002 (see Note 22).

  Tobacco product inventories - These inventories, aggregating $217.4 and $262.6 million at December 31, 2003 and 2002, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $186.3 and $194.6 million higher at December 31, 2003 and 2002, respectively.

  Watch and clock inventories - These inventories, aggregating $66.7 and $67.3 million at December 31, 2003 and 2002, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

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

  The principal service lives used in computing provisions for depreciation are as follows:


                                                                                          Years
                                                                                          ------

Buildings and building equipment                                                              40
Building fixtures                                                                       10 to 20
Offshore drilling equipment                                                             15 to 30
Pipeline equipment                                                                      40 to 50
Machinery and equipment                                                                  5 to 12
Hotel equipment                                                                          4 to 12

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

  Stock option plans - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equal the fair value (market price) of the underlying stock on the date of grant.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Operations, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net (loss) income and the related basic and diluted (loss) income per Loews common and Carolina Group shares would have been as follows:

Year Ended December 31                                                2003       2002      2001
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Net (loss) income:

Loews common stock:
  Net (loss) income as reported                                   $ (725.9)   $ 771.3  $ (587.1)
  Deduct:  Total stock-based employee compensation expense
    determined under the fair value based method, net                 (5.5)      (3.8)     (2.4)
------------------------------------------------------------------------------------------------
  Pro forma net (loss) income                                     $ (731.4)   $ 767.5  $ (589.5)
================================================================================================

Carolina Group stock:
  Net income as reported                                          $  115.2    $ 140.7
  Deduct:  Total stock-based employee compensation expense
    determined under the fair value based method, net                 (0.1)      (0.1)
------------------------------------------------------------------------------------------------
  Pro forma net income                                            $  115.1    $ 140.6
================================================================================================

Net (loss) income per share:

Loews common stock:
  As reported                                                     $  (3.91)   $  4.11  $  (3.01)
  Pro forma                                                          (3.94)      4.09     (3.02)

Carolina Group stock:
  As reported                                                     $   2.76       3.50
  Pro forma                                                           2.76       3.50

  Regulatory Accounting - The Federal Energy Regulatory Commission ("FERC") regulates the operations of Texas Gas. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," requires Texas Gas to report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

  Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $289.9, $338.5 and $312.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash payments (received) made for federal, foreign, state and local income taxes, net of refunds, amounted to approximately $(113.3), $(168.0) and $420.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Accounting pronouncements - In July of 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued SOP 03-01 ("SOP 03-01"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year. The adoption of SOP 03-01 is not anticipated to have a significant impact on the results of operations or equity of the Company, but will affect the classification and presentation of certain balance sheet and income statement items.

  In November of 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in these financial statements.

  Reclassifications -Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2003.

Note 2.  Investments


Year Ended December 31                                               2003       2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Investment income consisted of:

Fixed maturity securities                                       $ 1,670.4  $ 1,894.1  $ 1,849.0
Short-term investments                                              103.2      126.7      292.3
Limited partnerships                                                220.6      (33.9)      47.3
Equity securities                                                    23.7       71.0       39.5
Interest expense on funds withheld and other deposits              (343.8)    (239.6)    (241.4)
Other                                                               125.9      120.1      184.6
------------------------------------------------------------------------------------------------
Total investment income                                           1,800.0    1,938.4    2,171.3
Investment expenses                                                 (67.9)     (71.5)     (67.5)
------------------------------------------------------------------------------------------------
Investment income-net                                           $ 1,732.1  $ 1,866.9  $ 2,103.8
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                                        $    32.0  $   (14.1) $    18.2
  Equity securities, including short positions                       86.4      (41.2)      62.7
------------------------------------------------------------------------------------------------
                                                                    118.4      (55.3)      80.9
Other than trading:
  Fixed maturities                                                  458.5      (71.0)     348.5
  Equity securities (a)                                             114.5     (158.5)   1,101.4
  Short-term investments                                            (16.8)      85.0       26.5
  Other, including guaranteed separate account business (b)         (92.7)      (8.9)    (166.9)
------------------------------------------------------------------------------------------------
Investment gains (losses)                                           581.9     (208.7)   1,390.4
Income tax (expense) benefit                                       (217.2)      87.2     (490.4)
Minority interest                                                   (26.4)       4.8     (110.1)
------------------------------------------------------------------------------------------------
Investment gains (losses) - net                                 $   338.3  $  (116.7) $   789.9
================================================================================================

(a)  Includes gain on sale of Global Crossing Ltd. ("Global Crossing") common stock of $962.0 for the year ended December 31, 2001.
(b)  Includes a pretax loss of $172.9 (after tax and minority interest) related to the sale of
     CNA's Group Benefits business for the year ended December 31, 2003, and pretax loss of
     $241.0, $136.6 after tax and minority interest) related to the planned disposition of certain subsidiary operations, principally the U.K. subsidiaries of CNA Re, for the year ended December 31, 2001.

  Investment gains of $1,523.1, $1,677.8 and $2,379.6 million and losses of $966.9, $1,822.3 and $903.2 million were realized on securities available for sale for the years ended December 31, 2003, 2002 and 2001, respectively. Investment gains (losses) also include $61.3 and $18.2 million of net unrealized gains in 2003 and 2001, and $29.3 million of net unrealized losses in 2002 on equity securities in the Company's trading portfolio.

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

  CNA's investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

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

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

  The Impairment Committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in investment gains (losses) in the Consolidated Statement of Operations.

  Realized investment losses included $321.0, $890.0 and $129.0 million of pretax impairment losses for the years ended December 31, 2003, 2002 and 2001. The impairments recorded were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

The amortized cost and market values of securities are as follows:



                                                               Gross Unrealized Losses
                                                               ------------------------
                                Amortized     Unrealized     Less than     Greater than    Fair
December 31, 2003                 Cost          Gains        12 Months       12 Months     Value
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
 U.S. government and
  obligations of
  government agencies            $ 1,827.9     $    90.4      $    9.6      $  4.7    $ 1,904.0
 Asset-backed securities           8,633.7         146.7          21.9         1.3      8,757.2
 States, municipalities
  and political subdivision-
  tax exempt                       7,787.1         207.1          21.3         2.5      7,970.4
 Corporate                         6,156.7         478.9          40.2        14.7      6,580.7
 Other debt                        3,162.6         310.7           4.3         3.7      3,465.3
 Redeemable preferred stocks          96.9           6.9           0.1                    103.7
------------------------------------------------------------------------------------------------
Total fixed maturities
 available for sale               27,664.9       1,240.7          97.4        26.9     28,781.3
------------------------------------------------------------------------------------------------
Equity Securities:
 Equity securities available
  for sale                           293.2         237.9           3.4         0.7        527.0
 Equity securities, trading
  portfolio                          299.9          88.7           6.8        20.6        361.2
------------------------------------------------------------------------------------------------
Total equity securities              593.1         326.6          10.2        21.3        888.2
------------------------------------------------------------------------------------------------
Short-term investments
 available for sale               11,264.3           0.3                               11,264.6
------------------------------------------------------------------------------------------------
                                 $39,522.3     $ 1,567.6      $  107.6      $ 48.2    $40,934.1
================================================================================================


                                                                    Unrealized
                                                Amortized    ----------------------     Fair
December 31, 2002                                  Cost         Gains        Loss       Value
------------------------------------------------------------------------------------------------
(In millions)

Fair maturity securities:
 U.S. government and
  obligations of government agencies           $ 2,379.5      $  125.6      $  4.1    $ 2,501.0
 Asset-backed securities                         7,887.8         336.0        16.2      8,207.6
 States, municipalities and
  political subdivision-
  tax exempt                                     4,965.8         151.5        42.9      5,074.4
 Corporate                                       7,591.8         488.0       344.5      7,735.3
 Other debt                                      3,799.9         284.0       237.3      3,846.6
 Redeemable preferred stocks                        64.0           4.9         0.1         68.8
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale       26,688.8       1,390.0       645.1     27,433.7
------------------------------------------------------------------------------------------------
Equity securities:
 Equity securities available for sale              519.1         169.1        22.1        666.1
 Equity securities, trading portfolio              483.7          38.2        67.5        454.4
------------------------------------------------------------------------------------------------
Total equity securities                          1,002.8         207.3        89.6      1,120.5
------------------------------------------------------------------------------------------------
Short-term investment available for sale        10,163.1           1.1         2.5     10,161.7
------------------------------------------------------------------------------------------------
                                               $37,854.7      $1,598.4      $737.2    $38,715.9
================================================================================================

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.


Unrealized Loss Aging
                                                                          December 31, 2003
------------------------------------------------------------------------------------------------
                                                                                        Gross
                                                                         Estunated    Unrealized
                                                                         Faur Value      Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
 Investment grade:
  0-6 months                                                           $  4,141.9      $   49.1
  7-12 months                                                               836.8          35.9
  13-24 months                                                               76.2          10.9
  Greater than 24 months                                                     50.6           3.7
------------------------------------------------------------------------------------------------
 Total investment grade                                                   5,105.5          99.6
------------------------------------------------------------------------------------------------
 Non-investment grade:
  0-6 months                                                                139.3           5.7
  7-12 months                                                                60.3           6.8
  13-24 months                                                               16.3           1.1
  Greater than 24 months                                                    105.4          10.5
------------------------------------------------------------------------------------------------
 Total non-investment grade                                                 321.3          24.1
------------------------------------------------------------------------------------------------
Total fixed maturity securities                                           5,426.8         123.7
------------------------------------------------------------------------------------------------
Equity securities:
 0-6 months                                                                  43.7           7.1
 7-12 months                                                                 12.4           5.1
 13-24 months                                                                18.1          12.2
 Greater than 24 months                                                      11.7           7.2
------------------------------------------------------------------------------------------------
Total equity securities                                                      85.9          31.6
------------------------------------------------------------------------------------------------
Total fixed maturity and equity securities                             $  5,512.7      $  155.3
================================================================================================

  The amortized cost and market value of fixed maturities are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.


                                                         Amortized      Fair
December 31, 2003                                           Cost       Value
------------------------------------------------------------------------------
(In millions)

Due in one year or less                                  $   284.5   $   284.7
Due after one year through five years                      2,568.1     2,630.7
Due after five year through ten years                      3,606.7     3,897.0
Due after ten years                                       12,571.9    13,211.7
Asset-backed securities                                    8,633.7     8,757.2
------------------------------------------------------------------------------
                                                         $27,664.9   $28,781.3
==============================================================================

  The carrying value of fixed maturity investments that did not produce income was $59.2 and $90.2 million at December 31, 2003 and 2002. At December 31, 2003 and 2002, no investments other than investments in U.S. government and government agency securities, exceeded 10% of shareholders' equity.

Note 3.  Fair Value of Financial Instruments


December 31                                                 2003                   2002
------------------------------------------------------------------------------------------------
                                                     Carrying   Estimated   Carrying  Estimated
                                                      Amount    Fair Value   Amount   Fair Value
------------------------------------------------------------------------------------------------
(In millions)

Financial assets:
  Other investments                                   $  238.0   $  240.0   $  255.0   $  251.0
  Separate account business:
    Fixed maturities securities                        2,113.0    2,113.0    2,014.0    2,014.0
    Equity securities                                    117.0      117.0      118.0      118.0
    Other                                                415.0      415.0      387.0      387.0

Financial liabilities:
  Premium deposits and annuity contracts               1,282.0    1,261.0    1,266.0    1,214.0
  Long-term debt                                       5,787.0    5,871.0    5,616.0    5,558.0
  Collateralized debt obligation                          14.0       14.0       14.0       14.0
  Financial guarantee contracts                           50.0       50.0       56.0       55.0
  Separate account business:
    Guaranteed investment contracts                      211.0      229.0      276.0      296.0
    Variable separate accounts                           540.0      540.0      603.0      603.0
    Other                                              2,449.0    2,449.0    1,884.0    1,884.0
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

  Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

                                               Contractual/   Fair Value   Recognized
                                                            Notional       Asset        (Loss)
December 31, 2003                                            Value      (Liability)      Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
  Options - purchased                                      $   175.6     $  22.3       $  (15.0)
          - written                                            694.8        (6.0)          19.5
  Index futures - long                                           0.5                        3.0
                - short                                                                    (1.7)
  Equity warrants                                               11.3
  Options embedded in convertible debt securities              680.7       201.3           36.0
  Separate accounts - options purchased                                                    (0.9)
                    - options written                           11.5        (0.4)           1.7
                    - equity index futures - long            1,106.2         2.9          208.1
                    - euro dollar futures                        2.2
Currency forwards - long                                                                   46.8
                  - short                                       16.3        (0.9)         (10.3)
Interest rate risk:
  Commitments to purchase government and municipal
   securities                                                3,318.0        12.3           (1.2)
  Interest rate swaps                                          931.4        18.6           61.4
  Interest rate caps                                           225.0         0.2            0.5
  Collateralized debt obligation liabilities                   110.0       (14.0)          (1.0)
  Synthetic guaranteed investment contracts                    280.0
  Options on government securities - short                                                 (3.4)
  Futures - long                                               433.4                        1.9
          - short                                              600.9                       (1.1)
  Separate accounts - futures - short                           10.0                       (0.2)
Gold options - purchased                                       107.8         1.4           (4.5)
             - written                                         208.8        (0.8)           5.0
Other                                                           32.8                        6.4
------------------------------------------------------------------------------------------------
Total                                                      $ 8,957.2     $ 236.9       $  351.0
================================================================================================

                                               Contractual/   Fair Value   Recognized
                                                            Notional       Asset        (Loss)
December 31, 2002                                            Value      (Liability)      Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
  Options - purchased                                       $  126.8    $   23.9      $     4.1
          - written                                            197.8       (19.2)           1.7
  Index futures - long                                                                     (3.8)
                - short                                          0.4                        0.6
  Equity warrants                                               10.4         7.6           (1.2)
  Options embedded in convertible debt securities              842.8       130.5          (38.2)
  Separate accounts - options purchased                         33.3         0.1           (3.3)
                    - options written                           50.6        (0.7)           2.4
                    - equity index futures - long              614.0                     (187.2)
                    - euro dollar futures                       10.9                        0.1
Currency forwards - long                                                                   27.7
                  - short                                        9.0        (0.2)         (22.0)
Interest rate risk:
  Commitments to purchase government and municipal
   securities                                                1,289.0        13.6           (1.0)
  Interest rate swaps                                        1,148.8       (10.7)         (13.5)
  Interest rate caps                                           500.0         0.4           (0.4)
  Collateralized debt obligation liabilities                   126.0       (14.0)          (6.0)
  Synthetic guaranteed investment contracts                    481.0
  Options on government securities - short                                                  3.6
  Futures - long                                               898.5                       25.5
          - short                                              652.9                      (76.3)
  Separate accounts - commitments to purchase government
                       and municipal securities                 11.0         0.7            0.7
                    - futures - short                           10.1                       (1.0)
Gold options - purchased                                       125.5         0.6           (8.2)
             - written                                         243.2        (0.7)           5.9
Other                                                            3.0                       (3.1)
------------------------------------------------------------------------------------------------
Total                                                       $7,385.0    $  131.9      $  (292.9)
================================================================================================

                                               Contractual/   Fair Value   Recognized
                                                            Notional       Asset        (Loss)
December 31, 2001                                            Value      (Liability)      Gain
------------------------------------------------------------------------------------------------
(In millions)

Equity markets:
  Options - purchased                                       $  145.5    $   17.8      $   126.8
          - written                                            161.1        (7.8)          24.4
  Index futures - long                                           7.8                       (0.6)
  Equity warrants                                               14.8         0.7           (2.6)
  Options embedded in convertible debt securities              803.0       188.7            9.9
  Separate accounts - options purchased                         65.4         1.0           (1.3)
                    - options written                           69.6        (0.2)           2.4
                    - equity index futures - long              867.6                     (157.3)
                    - euro dollar futures                       16.2                        0.1
Currency forwards - long                                                                   (9.5)
                  - short                                      182.7        (1.5)          (5.2)
Interest rate risk:
  Commitments to purchase government and municipal securities  193.0        14.0           16.0
  Interest rate swaps                                          600.1         0.7            0.7
  Interest rate caps                                           500.0         1.6            1.5
  Collateralized debt obligation liabilities                   170.0       (38.0)           5.0
  Synthetic guaranteed investment contracts                    789.0
  Options on government securities - short                     255.0        (2.5)          12.2
  Futures - long                                               947.2                       11.1
          - short                                              217.0                      (19.0)
  Separate accounts - commitments to purchase government and
                       municipal securities                     17.0        (0.5)          (1.8)
                    -  futures - short                           9.8                       (1.0)
Gold options - purchased                                       122.3         2.6           (0.9)
             - written                                          73.5        (0.4)           2.3
Other                                                            4.4                        0.1
------------------------------------------------------------------------------------------------
Total                                                       $6,232.0    $  176.2      $    13.3
================================================================================================

  Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair Value Hedges

  As of January 1, 2001, CNA's collar position, which was entered into during 2000, related to its investment in Global Crossing was the only derivative position that had been designated as a hedge for accounting purposes. The nature of the transition adjustment related to this hedge was such that the $962.0 million unrealized gain that existed on Global Crossing when the hedge was established was preserved in accumulated other comprehensive income. During 2001, CNA's collar position related to Global Crossing was terminated and the related stock was sold.

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

  CNA's other hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks. There was no gain or loss on the ineffective portion of the fair value hedges for the year ended December 31, 2003, because CNA held no fair value hedges in 2003. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4.0 and $0.6 million for the years ended December 31, 2002 and 2001.

  The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $98.0 and $205.0 million with fair value liabilities of $118.4 and $200.7 million at December 31, 2003 and 2002, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Operations.

Note 5.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2003, 2002 and 2001, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share was insignificant or antidilutive for the periods presented.

  Options to purchase 0.29 million shares of Loews common stock were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Had the Company recognized net income in 2003 and 2001, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 0.86 and 0.10 million shares. Options to purchase 0.38 and 0.18 million shares of Carolina Group stock were outstanding at December 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income (loss) to each class of common stock for the years ended December 31, 2003 and 2002, was as follows:


December 31                                                                     2003       2002
------------------------------------------------------------------------------------------------
(In millions)

Loews common stock:
  Consolidated net (loss) income                                            $ (610.7)   $ 912.0
  Less income attributable to Carolina Group stock                             115.2      140.7
------------------------------------------------------------------------------------------------
  (Loss) income attributable to Loews common stock                          $ (725.9)   $ 771.3
================================================================================================

Carolina Group stock:
  Carolina Group net income                                                 $  468.3    $ 681.5
  Less net income for January 2002                                                         73.1
------------------------------------------------------------------------------------------------
  Income available to Carolina Group stock                                     468.3      608.4

  Weighted average economic interest of the Carolina Group stock               24.59%     23.12%
------------------------------------------------------------------------------------------------

  Income attributable to Carolina Group stock                               $  115.2   $  140.7
================================================================================================

Note 6.  Loews and Carolina Group Consolidating Condensed Financial
         Information

  On February 6, 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. On November 25, 2003, the Company sold an additional 18,055,000 shares of Carolina Group stock for net proceeds of $399.5 million. This stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at December 31, 2003), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. During the year ended December 31, 2002, the Company purchased, for the account of the Carolina Group, 340,000 shares of Carolina Group stock. As of December 31, 2003, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                                                                     Adjustments
                               Carolina Group              Loews         and
                      ----------------------------------
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $ 1,530.2  $   100.0  $ 1,630.2  $ 40,884.6                   $ 42,514.8
Cash                         1.5        0.4        1.9       178.9                        180.8
Receivables-net             23.9                  23.9    20,471.6  $    (27.6) (a)    20,467.9
Property, plant and
 equipment-net             221.0                 221.0     3,658.7                      3,879.7
Deferred income taxes      441.9                 441.9        88.3                        530.2
Goodwill                                                     311.4                        311.4
Other assets               406.4                 406.4     3,379.0                      3,785.4
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,546.7    (2,032.1) (a)
                                                                         485.4  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              2,532.7                      2,532.7
Separate account
 business                                                  3,678.0                      3,678.0
------------------------------------------------------------------------------------------------
Total assets           $ 2,624.9  $   100.4  $ 2,725.3  $ 76,729.9  $ (1,574.3)      $ 77,880.9
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 45,384.0                   $ 45,384.0
Payable for securities
 purchased                                                 2,147.7                      2,147.7
Securities sold under
 agreements to
 repurchase                                                  441.8                        441.8
Long-term debt, less
 unamortized discounts            $ 2,032.1  $ 2,032.1     5,820.2  $ (2,032.1) (a)     5,820.2
Reinsurance balances
 payable                                                   3,432.0                      3,432.0
Other liabilities      $ 1,405.0       17.4    1,422.4     2,856.5       (27.6) (a)     4,251.3
Separate account
 business                                                  3,678.0                      3,678.0
------------------------------------------------------------------------------------------------
Total liabilities        1,405.0    2,049.5    3,454.5    63,760.2    (2,059.7)        65,155.0
Minority interest                                          1,671.6                      1,671.6
Shareholders' equity     1,219.9   (1,949.1)    (729.2)   11,298.1       485.4 (b)     11,054.3
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity  $ 2,624.9  $   100.4  $ 2,725.3  $ 76,729.9  $ (1,574.3)     $  77,880.9
================================================================================================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b)  To eliminate the Loews Group's 66.57% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                                                                     Adjustments
                               Carolina Group              Loews         and
                      ----------------------------------
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $ 1,640.7  $   150.3  $ 1,791.0  $ 38,345.7                   $  40,136.7
Cash                         2.0        0.2        2.2       181.7                         183.9
Receivables-net             30.2                  30.2    16,600.9  $    (33.1) (a)     16,598.0
Property, plant and
 equipment-net             197.8                 197.8     2,927.4                       3,125.2
Deferred income taxes      437.0                 437.0       189.1                         626.1
Goodwill                                                     177.8                         177.8
Other assets               469.2                 469.2     3,544.6                       4,013.8
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,757.9    (2,438.1) (a)
                                                                         680.2  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              2,551.4                       2,551.4
Separate account
 business                                                  3,102.7                       3,102.7
------------------------------------------------------------------------------------------------
Total assets           $ 2,776.9  $   150.5  $ 2,927.4  $ 69,379.2  $ (1,791.0)      $  70,515.6
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 40,178.9                   $  40,178.9
Payable for securities
 purchased                                                   799.1                         799.1
Securities sold under
 agreements to
 repurchase                                                  552.4                        552.4
Long-term debt, less
 unamortized discounts            $ 2,438.1  $ 2,438.1     5,651.9  $ (2,438.1) (a)     5,651.9
Reinsurance balances
 payable                                                   2,763.3                      2,763.3
Other liabilities      $ 1,352.1       20.7    1,372.8     2,997.1       (33.1) (a)     4,336.8
Separate account
 business                                                  3,102.7                      3,102.7
------------------------------------------------------------------------------------------------
Total liabilities        1,352.1    2,458.8    3,810.9    56,045.4    (2,471.2)        57,385.1
Minority interest                                          1,895.3                      1,895.3
Shareholders' equity     1,424.8   (2,308.3)    (883.5)   11,438.5       680.2 (b)     11,235.2
------------------------------------------------------------------------------------------------
Total liabilities
 and shareholders'
 equity                $ 2,776.9  $   150.5  $ 2,927.4  $ 69,379.2  $ (1,791.0)     $  70,515.6
================================================================================================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b)  To eliminate the Loews Group's 76.99% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                                                     Adjustments
                               Carolina Group              Loews         and
Year Ended            ----------------------------------
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $ 9,209.8                    $   9,209.8
Investment income,
 net                  $    39.9  $     2.1  $    42.0    1,872.9  $  (182.8) (a)        1,732.1
Investment gains
 (losses)                  (9.7)                 (9.7)     591.6                          581.9
Manufactured products   3,255.6               3,255.6      163.2                        3,418.8
Other                      (0.1)                 (0.1)   1,518.5                        1,518.4
------------------------------------------------------------------------------------------------
Total                   3,285.7        2.1    3,287.8   13,356.0     (182.8)           16,461.0
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders'
 benefits                                                9,915.6                        9,915.6
Amortization of
 deferred acquisition
 costs                                                   1,964.6                        1,964.6
Cost of manufactured
 products sold          1,893.1               1,893.1       79.7                        1,972.8
Other operating
 expenses (b)             460.0        0.6      460.6    3,217.4                        3,678.0
Interest                    0.1      182.8      182.9      308.3     (182.8) (a)          308.4
------------------------------------------------------------------------------------------------
Total                   2,353.2      183.4    2,536.6   15,485.6     (182.8)           17,839.4
------------------------------------------------------------------------------------------------
                          932.5     (181.3)     751.2   (2,129.6)                      (1,378.4)
------------------------------------------------------------------------------------------------
Income tax (benefit)
 expense                  351.2      (68.3)     282.9     (817.0)                        (534.1)
Minority interest                                         (178.2)                        (178.2)
------------------------------------------------------------------------------------------------
Total                     351.2      (68.3)     282.9     (995.2)                        (712.3)
------------------------------------------------------------------------------------------------
Income from operations    581.3     (113.0)     468.3   (1,134.4)                        (666.1)
Equity in earnings
 of the Carolina Group                                     353.1     (353.1) (c)
------------------------------------------------------------------------------------------------
(Loss) Income from
 continuing operations    581.3     (113.0)     468.3     (781.3)    (353.1)             (666.1)
Discontinued
 operations-net                                             55.4                           55.4
------------------------------------------------------------------------------------------------
Net (loss) income      $  581.3  $  (113.0)  $  468.3  $  (725.9)  $  (353.1)        $   (610.7)
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                                                     Adjustments
                               Carolina Group              Loews         and
Year Ended            ----------------------------------
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $  10,209.9                  $ 10,209.9
Investment income,
 net                 $    44.1    $  1.6     $  45.7        1,999.6  $  (178.4) (a)     1,866.9
Investment gains
 (losses)                 36.1                  36.1         (244.8)                     (208.7)
Manufactured
 products              3,797.7               3,797.7          165.8                     3,963.5
Other                      1.9                   1.9        1,623.0                     1,624.9
------------------------------------------------------------------------------------------------
Total                  3,879.8       1.6     3,881.4       13,753.5     (178.4)        17,456.5
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders'
 benefits                                                   8,392.0                     8,392.0
Amortization of
 deferred
 acquisition costs                                          1,790.2                     1,790.2
Cost of
 manufactured
 products sold         2,149.3               2,149.3           77.2                     2,226.5
Other operating
 expenses (b)            432.7       0.4       433.1        2,701.2                     3,134.3
Restructuring and
 other related
 charges                                                      (36.8)                      (36.8)
Interest                           178.4       178.4          309.6     (178.4) (a)       309.6
------------------------------------------------------------------------------------------------
Total                  2,582.0     178.8     2,760.8       13,233.4     (178.4)        15,815.8
------------------------------------------------------------------------------------------------
                       1,297.8    (177.2)    1,120.6          520.1                     1,640.7
------------------------------------------------------------------------------------------------
Income taxes             508.5     (69.4)      439.1          140.7                       579.8
Minority interest                                              82.3                        82.3
------------------------------------------------------------------------------------------------
Total                    508.5     (69.4)      439.1          223.0                       662.1
------------------------------------------------------------------------------------------------
Income from
 operations              789.3    (107.8)      681.5          297.1                       978.6
Equity in earnings
 of the Carolina Group                                        540.8     (540.8) (c)
------------------------------------------------------------------------------------------------
Income from continuing
 operations              789.3    (107.8)      681.5          837.9     (540.8)           978.6
Discontinued
 operations-net                                               (27.0)                      (27.0)
Cumulative effect of
 changes in accounting
 principles-net                                               (39.6)                      (39.6)
------------------------------------------------------------------------------------------------
Net income           $   789.3  $ (107.8)  $   681.5       $  771.3  $  (540.8)       $   912.0
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                                                     Adjustments
                               Carolina Group              Loews         and
Year Ended            ----------------------------------
December 31, 2001     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $  9,285.1                   $  9,285.1
Investment income,
 net                 $  79.9                 $  79.9       2,023.9                      2,103.8
Investment gains         1.1                     1.1       1,389.3                      1,390.4
Manufactured
 products            3,868.1                 3,868.1         143.8                      4,011.9
Other                    7.3                     7.3       1,929.7                      1,937.0
------------------------------------------------------------------------------------------------
Total                3,956.4                 3,956.4      14,771.8                     18,728.2
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders'
 benefits                                                 11,279.8                     11,279.8
Amortization of
 deferred
 acquisition costs                                         1,803.9                      1,803.9
Cost of manufactured
 products sold       2,213.2                  2,213.2         69.7                      2,282.9
Other operating
 expenses (a)          637.1       $  0.4       637.5      2,970.2                      3,607.7
Restructuring and
 other related
 charges                                                     251.0                        251.0
Interest                 0.7                      0.7        331.3                        332.0
------------------------------------------------------------------------------------------------
Total                2,851.0          0.4     2,851.4     16,705.9                     19,557.3
------------------------------------------------------------------------------------------------
                     1,105.4         (0.4)    1,105.0     (1,934.1)                      (829.1)
------------------------------------------------------------------------------------------------
Income tax
 (benefit) expense     432.5         (0.2)      432.3       (610.7)                      (178.4)
Minority interest                                           (103.0)                      (103.0)
------------------------------------------------------------------------------------------------
Total                  432.5         (0.2)      432.3       (713.7)                      (281.4)
------------------------------------------------------------------------------------------------
Income (loss) from
 operations            672.9         (0.2)      672.7     (1,220.4)                      (547.7)
Equity in earnings
 of the Carolina
 Group                                                       672.7   $   (672.7) (b)
------------------------------------------------------------------------------------------------
Income (loss) from
 continuing
 operations            672.9         (0.2)      672.7       (547.7)      (672.7)         (547.7)
Discontinued
 operations-net                                               13.9                         13.9
Cumulative effect
 of changes in
 accounting
 principles-net                                              (53.3)                       (53.3)
------------------------------------------------------------------------------------------------
Net income (loss)   $  672.9  $      (0.2)  $  672.7  $     (587.1)  $   (672.7)      $  (587.1)
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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                                                                     Adjustments
                               Carolina Group              Loews         and
Year Ended            ----------------------------------
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash provided
 by operating
 activities          $  685.0     $  (116.2)  $  568.8  $  2,448.4  $  (233.4)       $  2,783.8
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment          (56.4)                   (56.4)     (390.0)                      (446.4)
Proceeds from sales
 of property and
 equipment                2.1                      2.1       104.4                        106.5
Change in short-term
 investments            154.8          50.2      205.0    (1,704.0)                    (1,499.0)
Other investing
 activities                                                 (626.7)   (406.0)          (1,032.7)
------------------------------------------------------------------------------------------------
                        100.5          50.2      150.7    (2,616.3)   (406.0)          (2,871.6)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders          (786.0)        472.1    (313.9)      (111.3)     233.4            (191.8)
Reduction of
 intergroup notional
 debt                                (406.0)   (406.0)                  406.0
Other financing
 activities                                                  276.5                        276.5
------------------------------------------------------------------------------------------------
                       (786.0)         66.1    (719.9)       165.2      639.4              84.7
------------------------------------------------------------------------------------------------
Net change in cash       (0.5)          0.1      (0.4)        (2.7)                        (3.1)
Cash, beginning of
 year                     2.0           0.2       2.2        181.7                        183.9
------------------------------------------------------------------------------------------------
Cash, end of year    $    1.5  $        0.3  $    1.8  $     179.0                   $    180.8
================================================================================================

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                                                                     Adjustments
                               Carolina Group              Loews         and
Year Ended            ----------------------------------
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)


Net cash provided
 by operating
 activities          $   852.6    $  (87.1)  $  765.5   $  1,300.9  $  (278.2)       $  1,788.2
------------------------------------------------------------------------------------------------

Investing activities:
Purchases of property
 and equipment           (51.7)                 (51.7)      (462.7)                      (514.4)
Proceeds from
 sales of property
 and equipment             6.0                    6.0         22.2                         28.2
Change in short-term
 investments            (167.6)     (150.3)    (317.9)    (3,064.0)                    (3,381.9)
Other investing
 activities                                                1,997.5      (61.9)          1,935.6
------------------------------------------------------------------------------------------------
                        (213.3)     (150.3)    (363.6)    (1,507.0)     (61.9)         (1,932.5)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders           (639.0)      307.2     (331.8)      (112.8)     278.2            (166.4)
Purchases of
 treasury shares                     (7.7)       (7.7)      (343.5)                      (351.2)
Reduction of
 intergroup notional
 debt                               (61.9)      (61.9)                  61.9
Other financing
 activities                                                  665.0                        665.0
------------------------------------------------------------------------------------------------
                        (639.0)     237.6      (401.4)       208.7     340.1              147.4
------------------------------------------------------------------------------------------------
Net change in cash         0.3        0.2         0.5          2.6                          3.1
Cash, beginning of
 year                      1.7                    1.7        179.1                        180.8
------------------------------------------------------------------------------------------------
Cash, end of year    $     2.0    $   0.2    $    2.2   $    181.7                   $    183.9
================================================================================================

Year Ended December 31, 2001
------------------------------------------------------------------------------------------------

Net cash provided
 by operating
 activities          $  709.7                $  709.7    $   579.3  $ (750.0)        $    539.0
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment          (41.2)                  (41.2)      (461.3)                      (502.5)
Proceeds from sales
 of property and
 equipment                9.1                     9.1        269.3                        278.4
Change in short-term
 investments	             72.7                    72.7      3,339.9                      3,412.6
Other investing
 activities                                               (3,124.5)                    (3,124.5)
------------------------------------------------------------------------------------------------
                         40.6                    40.6         23.4                         64.0
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders          (750.0)                 (750.0)      (112.5)    750.0             (112.5)
Other financing
 activities                                                 (504.3)                      (504.3)
------------------------------------------------------------------------------------------------
                       (750.0)                 (750.0)      (616.8)    750.0             (616.8)
------------------------------------------------------------------------------------------------
Net change in cash        0.3                     0.3        (14.1)                       (13.8)
Cash, beginning of
 year                     1.4                     1.4        193.2                        194.6
------------------------------------------------------------------------------------------------
Cash, end of year      $  1.7                  $  1.7     $  179.1                     $  180.8
================================================================================================

Note 7.  Receivables


December 31                                                                2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                         $  16,253.8     $  12,695.3
Other insurance                                                         3,070.4         3,163.2
Security sales                                                            890.7           493.3
Accrued investment income                                                 343.3           316.8
Federal income taxes                                                      517.4
Other                                                                     348.4           291.6
------------------------------------------------------------------------------------------------
Total                                                                  21,424.0        16,960.2
Less: allowance for doubtful accounts on reinsurance receivables          572.6           195.7
      allowance for other doubtful accounts and cash discounts            383.5           166.5
------------------------------------------------------------------------------------------------
Receivables-net                                                     $  20,467.9     $  16,598.0
================================================================================================

Note 8.  Property, Plant and Equipment


December 31                                                                2003            2002
------------------------------------------------------------------------------------------------
(In millions)

Land                                                                $      65.2     $     121.9
Buildings and building equipment                                          660.3           548.1
Offshore drilling rigs and equipment                                    3,535.9         3,294.6
Machinery and equipment                                                 1,285.8         1,310.4
Pipeline equipment                                                        646.5
Leaseholds and leasehold improvements                                     147.4           145.0
------------------------------------------------------------------------------------------------
Total                                                                   6,341.1         5,420.0
Less accumulated depreciation and amortization                          2,461.4         2,294.8
------------------------------------------------------------------------------------------------
Property, plant and equipment-net                                    $  3,879.7      $  3,125.2
================================================================================================

  Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:


Year Ended December 31                  2003                  2002                  2001
------------------------------------------------------------------------------------------------
                                 Depr. &    Capital    Depr. &     Capital   Depr. &     Capital
                                  Amort.    Expend.     Amort.     Expend.    Amort.     Expend.
------------------------------------------------------------------------------------------------
(In millions)

CNA Financial                    $  62.5    $  65.7    $  83.8    $  87.6    $ 138.4    $ 124.0
Lorillard                           31.1       56.4       29.0       51.7       27.4       41.2
Loews Hotels                        25.2       15.1       24.2       23.4       25.6       14.2
Diamond Offshore                   181.3      272.0      183.0      349.5      175.3      268.6
Texas Gas                           20.5       34.7
Bulova                               1.3        0.4        1.3        0.7        0.9        1.9
Corporate and other                  3.2        2.1        2.5        1.5        4.3       52.6
------------------------------------------------------------------------------------------------
Total                            $ 325.1    $ 446.4    $ 323.8    $ 514.4    $ 371.9    $ 502.5
================================================================================================

  In July of 2003, Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company recorded a pretax gain of approximately $90.2 million ($56.7 million after taxes).

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

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA's results of operations or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company.

  During 2001, CNA recorded estimated incurred losses of $468.0 million, pretax, net of reinsurance, related to the September 11, 2001 World Trade Center disaster and related events ("WTC event"). The loss estimate was based on a total industry loss of $50.0 billion and includes all lines of insurance. The estimate took into account CNA's substantial reinsurance agreements, including its catastrophe reinsurance program and corporate reinsurance programs. See Note 19 for further discussion of reinsurance. CNA has closely monitored reported losses as well as the collection of reinsurance on WTC event claims. During both 2003 and 2002, CNA reduced the reserves related to the WTC event in both the property and casualty and group and life segments which are described below in net prior year development. As of December 31, 2003, CNA believes its remaining recorded reserves, net of reinsurance, for the WTC event are adequate.

  The following table provides management's estimate of pretax losses related to the WTC event on a gross basis (before reinsurance) and a net basis (after reinsurance) by line of business as initially estimated in 2001.



Year Ended December 31, 2001                                           Gross Basis     Net Basis
------------------------------------------------------------------------------------------------
(In millions)

Property and casualty assumed reinsurance                               $  662.0       $  465.0
Property                                                                   282.0          159.0
Workers compensation                                                       112.0           25.0
Airline hull                                                               194.0            6.0
Commercial auto                                                              1.0            1.0
------------------------------------------------------------------------------------------------
Total property and casualty                                              1,251.0          656.0
------------------------------------------------------------------------------------------------

Group                                                                      322.0           60.0
Life                                                                        75.0           22.0
------------------------------------------------------------------------------------------------
Total group and life                                                       397.0           82.0
------------------------------------------------------------------------------------------------

Total loss before corporate aggregate reinsurance,
 reinstatement and additional premiums and other                        $1,648.0          738.0
                                                                        ========
Corporate aggregate reinsurance                                                          (259.0)
Reinstatement and additional premiums and other                                           (11.0)
------------------------------------------------------------------------------------------------
Total                                                                                  $  468.0
================================================================================================

  The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies.


Years Ended December 31                                      2003           2002           2001
------------------------------------------------------------------------------------------------
(In millions)

Reserves, beginning of year:
  Gross                                                $ 27,370.0     $ 31,266.0     $ 26,962.0
  Ceded                                                  10,727.0       12,105.0        7,848.0
------------------------------------------------------------------------------------------------
Net reserves, beginning of year                          16,643.0       19,161.0       19,114.0
------------------------------------------------------------------------------------------------
Reduction of net reserves (a) (b)                        (1,309.0)      (1,316.0)             -

Net incurred claim and claim adjustment expenses:
  Provision for insured events of current year            6,745.0        8,248.0        8,660.0
  Increase in provision for insured events of
   prior years                                            2,409.0           35.0        2,464.0
  Amortization of discount                                  115.0           72.0          107.0
------------------------------------------------------------------------------------------------
Total net incurred                                        9,269.0        8,355.0       11,231.0
------------------------------------------------------------------------------------------------

Net payments attributable to:
Current year events                                       2,192.0        3,137.0        3,997.0
Prior year events                                         4,936.0        6,553.0        7,437.0

Reinsurance recoverable against net reserve transferred
 under retroactive reinsurance agreements (See Note 14)     (39.0)        (133.0)        (250.0)
------------------------------------------------------------------------------------------------
Total net payments                                        7,089.0        9,557.0       11,184.0
------------------------------------------------------------------------------------------------
Net reserves, end of year                                17,514.0       16,643.0       19,161.0
Ceded reserves, end of year                              14,216.0       10,727.0       12,105.0
------------------------------------------------------------------------------------------------
Gross reserves, end of year                            $ 31,730.0     $ 27,370.0     $ 31,266.0
================================================================================================

(a)  In 2002, net reserves were reduced by $1,316.0 as a result of the sale of CNA Reinsurance
     Company Limited ("CNA Re U.K."). See Note 14 for further discussion of this sale.
(b)  In 2003, net reserves were reduced by $1,309.0 as a result of the sale of CNAGLA. See Note
     16 for further discussion of this sale.

  The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) are composed of the following:


Years Ended December 31                                              2003       2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Environmental pollution and mass tort                            $  153.0              $  468.0
Asbestos                                                            642.0                 773.0
Other                                                             1,614.0   $   35.0    1,223.0
------------------------------------------------------------------------------------------------
Total                                                            $2,409.0   $   35.0   $2,464.0
================================================================================================

Asbestos, Environmental Pollution and Mass Tort ("APMT") Reserves

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

  CNA has regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of CNA's APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

  Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business insurer financial strength and debt ratings and the Company's results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves.


December 31                                            2003                     2002
------------------------------------------------------------------------------------------------
                                                           Environmental           Environmental
                                                             Pollution              Pollution
                                                                and                    and
                                                 Asbestos    Mass Tort    Asbestos  Mass Tort
------------------------------------------------------------------------------------------------
(In millions)

Gross reserves                                  $ 3,347.0     $  839.0   $ 1,758.0     $  830.0
Ceded reserves                                   (1,580.0)      (262.0)     (512.0)      (313.0)
------------------------------------------------------------------------------------------------
Net reserves                                    $ 1,767.0     $  577.0   $ 1,246.0     $  517.0
================================================================================================

Asbestos

  CNA's property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involve limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

  As of December 31, 2003 and 2002, CNA carried approximately $1,767.0 and $1,246.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables for reported and unreported asbestos-related claims. Unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2003, 2002 and 2001 amounted to $642.0 $0.0 and $773.0 million. CNA paid asbestos-related claims, net of reinsurance recoveries, of $121.0, $21.0 and $171.0 million during the years ended December 31, 2003, 2002 and 2001.

  CNA recorded $1,826.0 and $642.0 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. CNA examined the claims filing trends and the projected erosion rates of underlying primary and lower excess insurance on open asbestos accounts to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes, together with certain adverse court decisions affecting rapidity by which asbestos claims are paid supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed.

  In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to asbestos reserves, throughout 2000, and into 2001, CNA experienced significant increases in the number of new asbestos bodily injury claims. In light of this development, CNA formed the view that payments for asbestos claims could be higher in future years than previously estimated. Moreover, in late 2000 through mid-2001, industry sources such as rating agencies and actuarial firms released analyses and studies commenting on the increase in claim volumes and other asbestos liability developments.

  Also in the 2000 to 2001 time period, a number of significant asbestos defendants filed for bankruptcy, increasing the likelihood that excess layers of insurance coverage could be called upon to indemnify policyholders and creating the potential that novel legal doctrines could be employed. These developments led CNA to the conclusion that its asbestos reserves required strengthening resulting in unfavorable net prior year development of $773.0 million.

  Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on the Company's results of operations and/or equity.

  Certain asbestos litigation in which CNA is currently engaged is described below:

  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement has received initial bankruptcy court approval and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 73,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

  CNA has been named in Adams v. Aetna, Inc., et al., (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policy holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al., First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (W.R. Grace)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy.

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings, and results of operations and/or equity of the Company.

  As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates,there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,200 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of December 31, 2003 and 2002, CNA carried approximately $577.0 and $517.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. Unfavorable environmental pollution and mass tort net prior year claim and claim adjustment expense reserve development of $153.0, $0.0 and $468.0 million were recorded for the years ended December 31, 2003, 2002 and 2001. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $93.0, $116.0 and $203.0 million for years ended December 31, 2003, 2002 and 2001.

  CNA recorded $73.0 million in unfavorable net prior year environmental pollution claim and claim adjustment expense reserve development in 2003. This increase was in part due to the emergence of certain negative legal developments, including several court decisions which have reduced the effectiveness of the absolute pollution exclusion by limiting its application to traditional industrial pollution, and which have increased the scope of damages compensable under policies of insurance and the emergence of Natural Resource Damage claims under the Superfund and other federal statutes.

  CNA has made resolution of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

  CNA recorded $80.0 million in unfavorable net prior year mass tort claim and claim adjustment expense development in 2003, due in part to the elevated volume of silica claims. In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of a tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims and substantial insurance limits issued by CNA. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liability, impede CNA's ability to estimate its ultimate liability for such claims.

  In 2001, CNA noted the continued emergence of adverse loss experience across several lines of business related to prior years. With respect to environmental pollution and mass tort reserves, commencing in 2000 and continuing into the first and second quarters of 2001, CNA received a number of new reported claims, some of which involved declaratory judgment actions premised on court decisions purporting to expand insurance coverage for pollution claims. In these decisions, several courts adopted rules of insurance policy interpretation which established joint and several liability for insurers consecutively on a risk during a period of alleged property damage; and in other instances adopted interpretations of the "absolute pollution exclusion," which weakened its effectiveness in most circumstances. In addition to receiving new claims and declaratory judgment actions premised upon these unfavorable legal precedents, these court decisions also impacted CNA's pending environmental pollution and mass tort claims and coverage litigation. During the spring of 2001, CNA reviewed specific claims and litigation, as well as general trends, and concluded reserve strengthening in this area was necessary.

  In the area of mass torts, several well-publicized verdicts arising out of bodily injury cases related to allegedly toxic mold led to a significant increase in mold-related claims in 2000 and the first half of 2001. CNA's reserve increase in the second quarter of 2001 was caused in part by this increased area of exposure.

Net Prior Year Development

2003 Net Prior Year Development

  Unfavorable net prior year development of $2,952.0 million, including $2,409.0 million of unfavorable claim and claim adjustment expense reserve development and $543.0 million of unfavorable premium development, was recorded in 2003. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

  Unfavorable net prior year development of $1,392.0 million, including $905.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $487.0 million of unfavorable premium development, was recorded in 2003 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves were $12,983.0 million and $8,067.0 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $11,576.0 and $7,262.0 million at December 31, 2002.

  Approximately $495.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35.0% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10.0% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements were regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686)
specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The unfavorable net prior year development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

  Unfavorable net prior year development of approximately $595.0 million, including $518.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The unfavorable net prior year development recorded was primarily related to accident years 2000 and prior.

  Approximately $98.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, recent data shows the average claim increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, recent data shows the average policyholder defense cost increasing at an annual rate of approximately 20%. Prior data had shown average policyholder defense cost to be level. The unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded was primarily for accident years 2001 and prior.

  Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be CNA's responsibility since more claims will exceed the point at which CNA's coverage begins. The unfavorable net prior year development recorded was primarily for accident year 2000.

  Approximately $73.0 million of unfavorable net prior year development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies ("Gerling"), related to accident years 1999 through 2001, including $41.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $32.0 million of unfavorable net prior year premium development. See Note 19 for further information regarding this commutation.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development recorded in 2003 was related to 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The unfavorable net prior year development was recorded for accident year 2000.

  The following net prior year premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the Standard Lines segment. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in 2003. Offsetting these increases was $210.0 million of favorable net prior year development in the property line of business, including $79.0 million related to the WTC event.

  Also, offsetting the unfavorable net prior year development was a $216.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit is comprised of $485.0 million of ceded losses and $269.0 million of ceded premiums for accident years 2000 and 2001.

  Unfavorable net prior year development of $429.0 million, including $398.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $31.0 million of unfavorable premium development, was recorded in 2003 for Specialty Lines. The gross and net carried claim and claim adjustment expense reserves were $6,470.0 and $3,995.0 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,874.0 and $3,373.0 million at December 31, 2002.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves was based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The claim trends indicated that the layers of coverage provided by CNA will be impacted. The unfavorable net prior year development recorded was primarily for accident years 2001 and prior.

  Approximately $68.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages primarily related to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim.

  Approximately $86.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro and Global Lines. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This unfavorable net prior year development recorded was primarily for accident years 2000 through 2002.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million recorded in 2003 was related to a adverse arbitration decision in 2003 involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Approximately $84.0 million of net prior year claim and claim adjustment expense development was recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002.

  The following net prior year claim and allocated claim adjustment expense reserve development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable net prior year claim and allocated claim adjustment expense reserve development was a $25.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56.0 million of ceded losses and $31.0 million of ceded premiums for accident years 2000 and 2001. See Note 19 for further discussion of CNA's aggregate reinsurance treaties.

  Unfavorable net prior year development of $149.0 million, including $118.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31.0 million of unfavorable premium development, was recorded in 2003 for CNA Re. The gross and net carried claim and claim adjustment expense reserves were $2,288.0 and $1,257.0 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for CNA Re were $2,264.0 and $1,362.0 million at December 31, 2002.

  The unfavorable net prior year development was primarily a result of a general change in the pattern of how losses change over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business.

Approximately $67.0 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded in 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

  CNA Re recorded an additional $15.0 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures. The unfavorable net prior year development was a result of a claims review. The unfavorable net prior year development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year development recorded was for accident years 2000 and 2001.

  The following net prior year premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42.0 million related to Surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability. Partially offsetting this unfavorable net prior year premium and claim and allocated claim adjustment expense development was approximately $55.0 million of favorable net prior year development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to the corporate aggregate reinsurance treaties. The benefit was comprised of $102.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See Note 19 for further discussion of CNA's aggregate reinsurance treaties.

  Unfavorable net prior year development of $875.0 million, including $881.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development was recorded in 2003 for Corporate and Other. The gross and net carried claim and claim adjustment expense reserves were $7,046.0 and $2,625.0 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Corporate and Other were $4,847.0 and $2,002.0 million at December 31, 2002. This unfavorable net prior year development was principally driven by unfavorable net prior year claim and allocated claim adjustment expense reserve development of $795.0 million related to APMT which was previously discussed in the APMT section above. Unfavorable claim net prior year and allocated claim adjustment expense development of $50.0 million was recorded in 2003 relating to CNA's past participation in several insurance pools which is part of the group reinsurance run-off business.

2002 Net Prior Year Development

  Unfavorable net prior year development of $126.0 million including $35.0 million of unfavorable claim and claim adjustment expense reserve development and $91.0 million of unfavorable premium development was recorded in 2002. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

  Favorable net prior year development of $154.0 million, including $221.0 million of favorable claim and allocated claim adjustment expense reserve development and $67.0 million of unfavorable premium development, was recorded in 2002 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $12,854.0 and $7,788.0 million at December 31, 2001.

  Approximately $140.0 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau ("WCRB"), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA's net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable net prior year development of $8.0 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

  In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. Based on management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable prior year development was recorded in 2002. Approximately one-half of this favorable net prior year reserve development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

  Approximately $50.0 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable net prior year development was from accident year 2000. Actuarial reviews in 2002 showed that underwriting actions have resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

  Approximately $45.0 million of favorable net prior year development was recorded in property lines during 2002. The favorable net prior year development was principally from accident years 1999 through 2001, and was the result of the low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

  Offsetting this favorable net prior year reserve developments was approximately $100.0 million of unfavorable premium development in middle market workers compensation, approximately $70.0 million of unfavorable development in programs written in CNA Excess & Surplus ("E&S"), approximately $30.0 million of unfavorable net prior year development on a contractors account package policy program and approximately $20.0 million of unfavorable net prior year development on middle market general liability coverages.

  A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S unfavorable net prior year development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that are 25 points higher than the middle market commercial automobile liability loss ratios.

  The unfavorable net prior year development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in recent quarterly periods, the change in reported losses has been higher than prior quarters, resulting in the unfavorable net prior year development.

  Unfavorable net prior year development of $137.0 million, including $68.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $69.0 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $5,668.0 and $3,461.0 million at December 31, 2001.

  Unfavorable net prior year development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the unfavorable net prior year development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

  Approximately $50.0 million of the unfavorable net prior year unfavorable development was related to long term care facilities. The unfavorable net prior year development principally impacted accident years 1997 through 2000. The average value of claims closed during the first several months of 2002 increased by more than 50.0% when compared to claims closed during 2001. In response to those trends, CNA HealthPro has reduced its writings of national for-profit nursing home chains. Excess products provided to healthcare institutions and physician coverages in a limited number of states was responsible for the remaining development in CNA HealthPro. The unfavorable net prior year development on excess products provided to institutions for accident years 1996 through 1999 resulted from increases in the size of claims experienced by these institutions. Due to the increase in the size of claims, more claims were exceeding the point at which these excess products apply. The unfavorable net prior year development on physician coverages was recorded for accident years 1999 through 2001 in Oregon, California, Arizona and Nevada. The average claim size in these states has increased by 20.0%, driving the change in losses.

  The marine business recorded unfavorable net prior year development of approximately $65.0 million during 2002. Approximately $50.0 million of this unfavorable net prior year development was due to participation in voluntary pools. About half of the net prior year development was recorded in accident years 1999 and 2000 with the remainder attributable to accident years prior to 1999. The reserves were based on recommendations provided by the pools. Participation in many of these pools has been discontinued. The remaining unfavorable net prior year development for the Marine business was due principally to unfavorable net prior year development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development. These additional losses during the first nine months of 2002 for accident years 1999 and 2000 were almost 75.0% higher than the provision that had been established at the end of 2001.

  Offsetting the unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year development of approximately $110.0 million in CNA Pro. Reviews of this business completed during 2002 have shown little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5.0 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180.0 million, net of reinsurance. Additionally, favorable net prior year development of $20.0 million was associated with the Enron settlement. CNA had established a $20.0 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case has settled for less than the attachment point of this excess layer.

  A $15.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002, comprised of $55.0 million of ceded losses and $39.0 million of ceded premiums for accident year 2001.

  Unfavorable net prior year development of $43.0 million, including $86.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $43.0 million of favorable premium development, was recorded in 2002 for CNA Re. The gross and net carried claim and claim adjustment expense reserves for CNA Re were $4,644.0 and $3,013.0 million at December 31, 2001.

  Unfavorable net prior year development was recorded as a result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

  A $32.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93.0 million of ceded losses and $61.0 million of ceded premiums for accident year 2001.

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

  Approximately $95.0 million of CNA Re's net WTC event loss estimate was attributable to its United Kingdom subsidiary, CNA Re U.K., which was sold in 2002. See Note 14 for further discussion of the sale.

  Unfavorable net prior year development of $21.0 million, including $23.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $2.0 million of favorable premium development, was recorded in 2002 for Other Insurance. The gross and net carried claim and claim adjustment expense reserves for the Corporate and Other segment, were $5,043.0 and $2,110.0 million at December 31, 2001.

  Personal insurance recorded unfavorable net prior year development of $35.0 million on accident years 1997 through 1999. These losses were subject to a retroactive ceded reinsurance agreement with Allstate that covers losses occurring prior to October 1, 1999. This ceded reinsurance agreement was entered into as part of the sale of CNA's personal insurance business to Allstate. The unfavorable net prior year development was principally due to continuing policyholder defense costs associated with remaining open claims. At the end of 2002, approximately 4,800 claims remain open. It was anticipated these claims would be closed more quickly, eliminating further defense coverage costs.

  The unfavorable net prior year development on personal insurance was offset by favorable net prior year development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The net prior year favorable reserve development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses. This review showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

2001 Net Prior Year Development

  Unfavorable net prior year development of $3,482.0 million including $2,464.0 million of unfavorable claim and claim adjustment expense reserve development and $1,018.0 million of unfavorable premium development was recorded in 2001. The development discussed below includes premium development due to the direct relationship of unfavorable premium development to the corporate aggregate and other reinsurance treaties.

  Unfavorable net prior year development of $894.0 million, including $96.0 million of favorable claim and allocated claim adjustment expense reserve development and $990.0 million of unfavorable premium development was recorded in 2001 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves for the Standard Lines business at December 31, 2000were $12,070.0 and $9,129.0 million. Approximately $230.0 million of the unfavorable net prior year development was a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable net prior year development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

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

  The analyses of general liability and the liability portion of commercial multiple-peril coverages showed several factors affecting these lines. Construction defect claims in California and a limited number of other states have had a significant impact. It was expected that the number of claims being reported and the average size of those claims would fall quickly due to the decrease in business exposed to those losses. However, the number of claims reported during the first six months of 2001 increased from the number of claims reported during the last six months of 2000. In addition to the effects of construction defect claims, the average claim associated with New York labor law has risen to more than $125 thousand from less than $100 thousand, which was significantly greater than previously expected.

  A $238.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001. The underwriting benefit was comprised of $443.0 million of ceded losses and $205.0 million of ceded premium for accident year 1999.

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

  Approximately $188.0 million of this amount resulted from a change in estimate in premiums related to involuntary market facilities, which had an offsetting impact on net losses and therefore had no impact on the net operating results. More than one-half of the change in estimate in premiums was attributable to accident years 1997 through 1999 with the remainder attributable to accident years prior to 1992. Accruals for ceded premiums related to reinsurance treaties other than the corporate aggregate reinsurance treaties increased $83.0 million due to the reserve strengthening. This increase in accruals for ceded premiums was principally recorded in accident year 2000. The remainder of the decrease in premium accruals relates to the change in estimate of the amount of retrospective premium receivables as discussed above, which were principally recorded in accident years prior to 1999.

  Unfavorable net prior year development of $453.0 million, including $415.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $38.0 million of unfavorable premium development, was recorded in 2001 for Specialty Lines. The gross and net claim and claim adjustment expense reserve at December 31, 2000 for Specialty Lines were $4,813.0 and $3,429.0 million.

  Approximately $300.0 million of unfavorable net prior year development was due primarily to coverages provided to healthcare-related entities written by CNA HealthPro. The level of paid and reported losses associated with coverages provided to national long term care facilities were higher than expected. The long term care facility business had traditionally been limited to local facilities. In recent years, CNA began to provide coverage to large chains of long term care facilities. Original assumptions were that these chains would exhibit loss ratios similar to the local facilities. The most recent review of these large chains indicated an overall loss ratio in excess of 500% versus approximately 100% for the remaining business. In addition, the average size of claims resulting from coverages provided to physicians and institutions providing healthcare related services increased more than expected. The review indicated that the average loss had increased to over $330,000. Prior to this review, the expectation for the average loss was approximately $250,000. Unfavorable net prior year development of $240.0 million was recorded for accident years 1997 through 2000. The remaining unfavorable net prior year development was attributable to accident years prior to 1997.

  Unfavorable net prior year development of $740.0 million, including $759.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $19.0 million of favorable premium development, was recorded in 2001 for CNA Re. The gross and net claim and claim adjustment expense reserves at December 31, 2000 for CNA Re were $4,238.0 and $2,735.0 million.

  An analysis of assumed reinsurance business written by CNA Re showed that the paid and reported losses for recent accident years were higher than expectations, which resulted in management recording unfavorable net prior year development of approximately $690.0 million. Because of the long and variable reporting pattern associated with assumed reinsurance as well as uncertainty regarding possible changes in the reporting methods of the ceding companies, the carried reserves for assumed reinsurance was based mainly on the pricing assumptions until experience emerges to show that the pricing assumptions are no longer valid. The reviews completed during 2001, including analysis at the individual treaty level, showed that the pricing assumptions were no longer appropriate. The classes of business with the most significant changes included excess of loss liability, professional liability and proportional and retrocessional property. Approximately $470.0 million of the unfavorable net prior year development was from accident years 1998 through 2000, and approximately $150.0 million was from accident years 1996 and 1997. The remaining $70.0 million of unfavorable net prior year development was attributable to accident years prior to 1996.

  A $32.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2001. The underwriting benefit was comprised of $57.0 million of ceded losses and $25.0 million of ceded premium for accident year 1999.

  Unfavorable net prior year development of $1,322.0 million, including $1,313.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development, was recorded in 2001 for Other Insurance. This unfavorable net prior year development was principally attributable to $1,241.0 million related to APMT.

Note 10.  Leases

  The Company's hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $94.9, $110.2 and $108.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.


                                                                          Future Minimum Lease
                                                                      --------------------------
Year Ended December 31                                                   Payments      Receipts
------------------------------------------------------------------------------------------------
(In millions)

2004                                                                        $  81.9       $  7.7
2005                                                                           69.6          3.6
2006                                                                           58.9          2.5
2007                                                                           49.1          1.5
2008                                                                           40.9          1.0
Thereafter                                                                    171.6          5.4
------------------------------------------------------------------------------------------------
Total                                                                       $ 472.0       $ 21.7
================================================================================================

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $8.0 million at December 31, 2003.

Note 11.  Income Taxes


Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Income tax (benefit) expense:
  Federal:
    Current                                                 $  (747.0)    $  483.1    $  (362.4)
    Deferred                                                    167.7         (5.0)        92.4
  State and city:
    Current                                                      59.1         86.3         91.6
    Deferred                                                    (21.2)        (0.6)       (14.5)
  Foreign                                                         7.3         16.0         14.5
------------------------------------------------------------------------------------------------
Total                                                       $  (534.1)    $  579.8    $  (178.4)
================================================================================================

Deferred tax assets (liabilities) are as follows:


December 31                                                                   2003         2002
------------------------------------------------------------------------------------------------
(In millions)

Insurance reserves:
  Property and casualty claim and claim adjustment expense reserves       $  710.7     $  619.6
  Unearned premium reserves                                                  288.2        331.7
  Life reserve differences                                                   228.5        205.2
  Others                                                                      29.8         18.7
Deferred acquisition costs                                                  (790.4)      (782.8)
Postretirement benefits other than pensions                                  187.4        156.7
Property, plant and equipment                                               (411.5)      (343.1)
Investments                                                                 (148.8)        88.0
Foreign affiliates                                                          (179.9)        28.1
Tobacco litigation settlements                                               410.6        316.5
Unrealized appreciation                                                     (507.5)      (330.9)
Accrued assessments and guarantees                                            68.4         40.1
Receivables                                                                  292.7        104.4
Net operating loss and tax credits carried forward                           261.0         89.0
Life settlement contracts                                                    108.8        114.7
Minimum pension liability                                                     71.3          2.7
Other-net                                                                    (89.1)       (32.5)
------------------------------------------------------------------------------------------------
Deferred tax assets-net                                                   $  530.2     $  626.1
================================================================================================

  Gross deferred tax assets amounted to $3,203.4 and $2,774.1 million and liabilities amounted to $2,673.2 and $2,148.0 million at December 31, 2003 and 2002, respectively. Although realization of deferred tax assets is not assured, management believes it is more likely than not that deferred tax assets, with the exception of the Diamond Offshore valuation allowance noted below, will be realized through future earnings, including but not limited to the generation of future income from continuing operations and reversal of existing temporary differences and available tax planning strategies. In 2003, Diamond Offshore, which is not included in the Company's consolidated federal income tax return, established a valuation allowance of $10.2 million on foreign tax credit carryforwards of $48.0 million that begin expiring in 2006.

  At December 31, 2003, the Company has a net operating loss carryforward of approximately $169.0 million which expires in 2023. In addition, the Company has an alternative minimum tax credit carryforward of approximately $99.0 million which can be carried forward indefinitely. At December 31, 2003 Diamond Offshore has a net operating loss carryforward of approximately $167.0 million which will expire by 2023. In addition, Diamond Offshore has an alternative minimum tax credit carryforward of approximately $5.9 million which can be carried forward indefinitely. It is expected that both the net operating loss carryforward and alternative minimum tax credit carryforward will be fully utilized by the Company and Diamond Offshore.

  Total income tax (benefit) expense for the years ended December 31, 2003, 2002 and 2001, was different than the amounts of $(482.4), $574.2 and $(290.2) million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

  A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of (loss) income before income tax (benefit) expense and minority interest is as follows:


Year Ended December 31                                                    2003    2002    2001
------------------------------------------------------------------------------------------------

Statutory rate                                                             (35)%    35%    (35)%
(Decrease) increase in income tax rate resulting from:
  Exempt interest and dividends received deduction                          (7)     (3)     (5)
  State and city income taxes                                                1       3       6
  Foreign net operating loss carry-forward                                                  11
  Other                                                                      2               1
------------------------------------------------------------------------------------------------
Effective income tax rate                                                  (39)%    35%    (22)%
================================================================================================

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

Note 12.  Long-Term Debt


                                                               Unamortized             Current
December 31, 2003                                   Principal   Discount       Net    Maturities
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation                                   $ 2,325.0   $  25.9   $  2,299.1
CNA                                                   1,911.5       7.9      1,903.6   $  263.4
Diamond Offshore                                        940.0      17.1        922.9       12.0
Texas Gas                                               552.3       4.2        548.1       17.3
Loews Hotels                                            146.5                  146.5        3.2
------------------------------------------------------------------------------------------------
Total                                               $ 5,875.3   $  55.1   $  5,820.2   $  295.9
================================================================================================

December 31                                                                    2003        2002
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                    $  300.0    $  300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                       175.0       175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (a)                                                   300.0       300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                   400.0       400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007
     (effective interest rate of 3.4%) (authorized, $1,150) (c)             1,150.0     1,150.0

CNA Financial Corporation:
  Senior:
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                       492.8       492.8
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                       250.0       250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                       150.0       150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                       200.0       200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                        69.6        69.6
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                       150.0       150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                       243.0       243.0
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                                                   248.4
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                                                   128.5
  Revolving credit facility due 2004 (effective interest rate
   of 2.3%)                                                                   250.0       250.0
  Term loan due 2005 (effective interest rate of 2.8% and 2.0%)                20.0        30.0
  Revolving credit facility due 2005 (effective interest rate
   of 2.6 and 2.0%%                                                            30.0        30.0
  Other senior debt (effective interest rates approximate 7.8% and 7.9%)       56.1        59.3

Diamond Offshore Drilling, Inc.:
  Senior:
    Zero coupon convertible debentures due 2020, net of discount of $349.8
       and $365.3 (effective interest rate of 3.6%) (d)                       455.2       439.7
    1.5% convertible senior debentures due 2031 (effective interest rate
       of 1.6%) (authorized $460) (e)                                         460.0       460.0
  Subordinated debt due 2005 (effective interest rate of 7.1%)                 24.8        35.9

Texas Gas:
  4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)    250.0
  5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)    185.0
  7.3% debentures due 2027 (effective interest rate of 8.1%)
   (authorized, $100)                                                         100.0
  Other senior debt (effective interest rate of 9.0%)                          17.3

Loews Hotels:
  Senior debt, principally mortgages (effective interest rates
    approximate 4.1% and 6.0%)                                                146.5       145.8
------------------------------------------------------------------------------------------------
                                                                            5,875.3     5,708.0
Less unamortized discount                                                      55.1        56.1
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                 $ 5,820.2   $ 5,651.9
================================================================================================

(a)  Redeemable in whole or in part at 103.8%, and decreasing percentages annually.
(b)  Redeemable in whole or in part at 102.4%, and decreasing percentages annually.
(c)  The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at 101.3%, and decreasing percentages annually.
(d)  The debentures are convertible into Diamond Offshore's common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The debentures were issued on June 6, 2000. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond
     Offshore at any time after June 6, 2005, at prices which reflect a yield of 3.5% to the holder.
(e)  The Debentures are convertible into Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. Diamond Offshore may redeem all or a portion of the Debentures at any time on or after April 15, 2008 at a price equal to 100%
     of the principal amount. Holders may require Diamond Offshore to purchase all or a portion of the debentures on April 15, 2008, at a price equal to 100% of the principal amount.
     Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof.

  Diamond Offshore will pay contingent interest to holders of the $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") during any six-month period commencing after April 15, 2008 if the average market price of the 1.5% Debentures for a measurement period preceding that six-month period equals 120% or more of the principal amount of such 1.5% Debenture and Diamond Offshore pays a regular cash dividend during the six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate.

  CNA pays a facility fee to its lenders for having funds available for loans under a three-year credit facility maturing April 30, 2004. The fee varies based on the long-term debt ratings of CNA. At December 31, 2003, the facility fee on the three-year component was 25.0 basis points. CNA has adequate capital resources to fund this obligation and is in the process of determining if it will renew this credit facility.

  CNA pays interest on any outstanding debt/borrowings under the three-year facility based on a rate determined using the long-term debt ratings of CNA. The interest rate is equal to the London Interbank Offering Rate ("LIBOR") plus 75.0 basis points. Further, if CNA has outstanding loans greater than 50% of the amounts available under the three-year facility, CNA also will pay a utilization fee of 12.5 basis points on such loans. At December 31, 2003 and 2002, the weighted-average interest rate on the borrowings under the facility, including facility fees and utilization fees, was 2.3%.

  A Moody's Investors Service ("Moody's") downgrade of the CNA senior debt rating from Baa2 to Baa3 on November 12, 2003, increased the facility fee on the three-year component of the facility from 17.5 basis points to 25.0 basis points. The applicable interest rate increased from LIBOR plus 57.5 basis points to LIBOR plus 75.0 basis points. The utilization fee remained unchanged on the three-year facility at 12.5 basis points.

  On September 30, 2003, CNA Surety Corporation ("CNA Surety"), a 64.0% owned and consolidated subsidiary of CNA, entered into a $50.0 million credit agreement, which consisted of a $30.0 million, two-year revolving credit facility and a $20.0 million two-year term loan, payable semi-annually at a rate of $5.0 million. The credit agreement is an amendment to a $65.0 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

  Under the new credit facility agreement, CNA Surety pays a facility fee of
35.0 basis points, interest at LIBOR plus 90.0 basis points, and for utilization greater than 50% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2003, the weighted-average interest rate on the $50.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 2.6%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $20.0 million in outstanding borrowings on the term loan was 2.8% at December 31, 2003. On the $30.0 million revolving credit agreement, the effective interest rate at December 31, 2003 was 2.6%.

  The terms of CNA's and CNA Surety's credit facilities require CNA and CNA Surety to maintain certain financial ratios and combined property and casualty company statutory surplus levels. At December 31, 2003 and 2002, CNA and CNA Surety were in compliance with all restrictive debt covenants, except for the fixed charge coverage ratio for which CNA Surety obtained a waiver from the lenders effective September 30, 2003. The lenders amended the CNA Surety Credit Facility to replace the fixed charge coverage ratio. As a result, CNA and CNA Surety were in compliance with all restrictive debt covenants at December 31, 2003.

  The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $295.9 million in 2004, $606.9 million in 2005, $606.0 million in 2006, $1,176.3 million in 2007 and $355.3 million in 2008.

Note 13.  Comprehensive Income (Loss)

  The components of accumulated other comprehensive income (loss) are as follows:


                                                                                    Accumulated
                                      Unrealized                     Minimum           Other
                                    Gains (Losses)    Foreign        Pension       Comprehensive
                                    on Investments    Currency      Liability      Income (Loss)
------------------------------------------------------------------------------------------------
(In millions)

Balance, January 1, 2001              $  760.3      $   0.3        $  (3.9)          $ 756.7
Unrealized holding losses,
 net of tax of $6.4                      (13.8)                                        (13.8)
Adjustment for items included
 in net loss, net of tax of $357.8      (583.8)                                       (583.8)
Foreign currency translation
 adjustment, net of tax of $0.4                         4.7                              4.7
Minimum pension liability
 adjustment, net of tax of $13.0                                     (19.6)            (19.6)
Cumulative effect of changes in
 accounting principles, net of
 tax of $31.0                             50.5                                          50.5
------------------------------------------------------------------------------------------------
Balance, December 31, 2001               213.2          5.0          (23.5)            194.7
Unrealized holding gains, net
 of tax of $109.8                        234.3                                         234.3
Adjustment for items included in
 net income, net of tax of $81.5         120.1                                         120.1
Foreign currency translation
 adjustment, net of tax of $0.4                       (16.6)                           (16.6)
Minimum pension liability
 adjustment, net of tax of $1.3                                        5.8               5.8
------------------------------------------------------------------------------------------------
Balance, December 31, 2002               567.6        (11.6)         (17.7)            538.3
Unrealized holding gains, net
 of tax of $88.4                         173.1                                         173.1
Adjustment for items included
 in net income, net of tax of $65.5      105.3                                         105.3
Foreign currency translation
 adjustment, net of tax of $2.0                        48.3                             48.3
Minimum pension liability
 adjustment, net of tax of $62.0                                    (104.8)           (104.8)
------------------------------------------------------------------------------------------------
Balance, December 31, 2003            $  846.0      $  36.7       $ (122.5)          $ 760.2
================================================================================================

Note 14.  Significant Transactions

Acquisition of Texas Gas Transmission, LLC

  In May of 2003, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT"), acquired Texas Gas from The Williams Companies, Inc. ("Williams"). The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas immediately after the acquisition.

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

  The preliminary allocation of purchase price to the assets and liabilities of Texas Gas reflect an adjustment to Goodwill. Goodwill has been reduced to reflect the recognition of net deferred tax assets related to the temporary difference between the tax basis and book basis of the net assets acquired. The allocation of purchase price, in millions of dollars, to the assets and liabilities acquired, pending final purchase value adjustments, which are not expected to be material, is as follows:


Current assets                                                                          $  81.6
Property, plant and equipment                                                             691.4
Goodwill                                                                                  169.3
Other non-current assets                                                                  243.9
Current liabilities                                                                       (58.9)
Long-term debt, including current portion                                                (249.0)
Other liabilities and deferred credits                                                    (74.6)
------------------------------------------------------------------------------------------------
                                                                                        $ 803.7
================================================================================================

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


Year Ended December 31                                       2003           2002           2001
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Total revenues                                        $  16,577.2    $  17,728.0    $  18,983.0
(Loss) income from continuing operations                   (631.2)       1,035.3         (502.0)
Net (loss) income                                          (575.8)         968.7         (541.4)

(Loss) income per share of Loews common stock:
  (Loss) income from continuing operations                  (4.02)          4.77          (2.57)
  Net (loss) income                                         (3.73)          4.41          (2.77)
================================================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Group Benefits Sale

  On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business through the sale of Group Life Assurance Company ("CNAGLA") to Hartford Financial Services Group, Inc. ("Hartford"). The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. In connection with the sale,

CNA will receive consideration of approximately $530.0 million and recorded an investment loss on the sale of $116.4 million (after tax and minority interest). Also as part of the sale, approximately 1,200 employees were transferred to Hartford.

  As a result of this agreement, Hartford assumed assets and liabilities of $2.4 and $1.6 billion at December 31, 2003. The assets and liabilities of the CNA Group Benefits business sold were $2.2 and $1.6 billion at December 31, 2002. The revenues of the Group Benefits business were $1,204.0, $1,137.0 and $1,098.0 million for the years ended December 31, 2003, 2002 and 2001. Net income was $46.9, $34.2 and $16.6 million for the years ended December 31, 2003, 2002 and 2001.

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

  The assets and liabilities of Claims Administration Corporation and the Mail Handlers Plan were $352.0 and $350.0 million at December 31, 2001. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151.0 and $2,231.0 million for the years ended December 31, 2002 and 2001.

  Net income from Claims Administration Corporation and the Mail Handlers Plan was $4.5 million, including the non-recurring fee income and $14.0 million for the years ended December 31, 2002 and 2001.

CNA Re U.K. and Other Dispositions of Certain Businesses

  During the second quarter of 2001, CNA announced its intention to sell certain businesses. The assets being held for disposition included CNA Re U.K. and certain other businesses. Based upon the impairment analyses performed at that time, CNA anticipated that it would realize losses in connection with those planned sales. In determining the anticipated loss from these sales, CNA estimated the net realizable value of each business being held for sale. An estimated after tax and minority interest loss of $278.4 million was initially recorded in the second quarter of 2001. This loss was reported in investment losses.

  In the fourth quarter of 2001, CNA sold certain businesses as planned. The realized after tax and minority interest loss applicable to these businesses recognized in the second quarter of 2001 was $33.1 million. Revenues of these businesses included in the year ended December 31, 2001 totaled approximately $33.0 million. These businesses contributed approximately $9.6 million of net loss in the year ended December 31, 2001.

  CNA regularly updates its impairment analyses and adjusts its loss as necessary. Based on these updated analyses the impairment loss was reduced by approximately $150.7 million after tax and minority interest in the fourth quarter of 2001, primarily because the net assets of the businesses had been significantly diminished by their operating losses, including adverse loss reserve development recognized by CNA Re U.K. in the fourth quarter of 2001. The reduction of the impairment was included in investment gains.

  On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa UK Limited ("Tawa"), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below.

  The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. Under the terms of the purchase price adjustment, CCC is entitled to receive $5.0 million from Tawa after Tawa is able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2003, CNA has received approximately $2.0 million. CCC has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority deem those entities to be undercapitalized. The purchase price adjustment related to foreign currency losses resulted in CNA contributing additional capital to CNA Re U.K. of $11.0 million. CNA finalized its impairment analysis based upon the terms of the completed transactions and in 2002, reduced the impairment loss by approximately $35.1 million after tax and minority interest. The reduction of the impairment was included in investment gains.

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

  CNA Re U.K. had revenues of approximately $48.0 and $280.0 million for the years ended December 31, 2002 and 2001. CNA Re U.K. had net losses of $19.7 and $327.3 million for the years ended December 31, 2002 and 2001. The assets and liabilities of CNA Re U.K., including the effects of the concurrent transactions, were approximately $2,442.0 and $2,357.0 million at the date of sale.

Personal Insurance Transaction

  On October 1, 1999, certain subsidiaries of CNA completed a transaction with The Allstate Corporation ("Allstate"), whereby CNA's Personal Insurance lines of business and related employees were transferred to Allstate. Approximately $1.1 billion of cash and $1.1 billion of additional assets (primarily premium receivables and deferred acquisition costs) were transferred to Allstate, and Allstate assumed $2.2 billion of claim and claim adjustment expense reserves and unearned premium reserves. Additionally, CNA received $140.0 million in cash, which consisted of 1) $120.0 million in ceding commission for the reinsurance of the CNA personal insurance business by Allstate and 2) $20.0 million for an option exercisable during 2002 to purchase 100% of the common stock of five CNA insurance subsidiaries at a price equal to the GAAP carrying value as of the exercise date. Also, CNA invested $75.0 million in a ten-year equity-linked note issued by Allstate.

  Subsequent to the sale, Allstate and CNA agreed to modify a number of the original terms of the transaction. The following is an overview of the significant modifications to the terms of the original agreement:

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

  CNA will continue to write new and renewal personal insurance policies and to reinsure this business with Allstate companies until such time as Allstate exercises its option to buy the CNA subsidiaries. CNA continues to have primary liability on policies reinsured by Allstate. Through 2005, CNA will continue to receive a royalty fee based on the volume of personal insurance business sold through CNA agents using the terms of the original agreement. Royalty fees earned in 2003, 2002 and 2001 were approximately $27.0, $27.0 and $26.0 million.

  CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's obligation with respect to unallocated claim adjustment expenses was settled at the transaction date and is therefore not subject to the sharing arrangement. CNA must reimburse Allstate for 80% of the first $40.0 million of payments in excess of $1.0 billion, and for 90% of any additional payments in excess of the first $40.0 million. CNA must begin to reimburse Allstate for claim and allocated claim adjustment expense payments when cumulative claim payments after October 1, 1999 on losses occurring prior to that date exceed the $1.0 billion. CNA's remaining obligation valued as of October 1,

2003 will be settled in 2004, under a time schedule established by the parties, by agreement of the parties or by an independent actuarial review of the unpaid claim liabilities as of that date. Cumulative payments of indemnity and allocated loss adjustment expenses on such policies exceeded $1.0 billion during the second quarter of 2003. CNA has established reserves for its estimated liability under this loss sharing arrangement.

Note 15.  Restructuring and Other Related Charges

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

  The following table summarizes the IT Plan accrual and the activity in that accrual since inception.


IT Plan Accrual

                                                   Employee
                                                  Termination                           Impaired
                                                  and Related       Asset                 Other
                                                 Benefit Costs     Charges     Costs      Total
------------------------------------------------------------------------------------------------
(In millions)

IT Plan Initial Accrual                            $  29.0        $  32.0     $  1.0    $  62.0
Costs that did not require cash in 2001                             (32.0)                (32.0)
Payments charged against liability in 2001           (19.0)                               (19.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2001                    10.0                       1.0       11.0
Payments charged against liability in 2002            (2.0)                                (2.0)
Reduction of accrual                                  (3.0)                     (1.0)      (4.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2002                     5.0                                  5.0
Payments charged against liability in 2003            (2.0)                                (2.0)
------------------------------------------------------------------------------------------------
Accrued costs at December 31, 2003                 $   3.0                              $   3.0
================================================================================================

  During 2001, CNA incurred $62.0 million pretax, or $35.0 million after tax and minority interest, of restructuring and other related charges for the IT Plan. During 2002, $4.0 million pretax, or $2.6 million after tax and minority interest, of this accrual was reduced. No restructuring and other related charges related to the IT Plan were incurred in 2003.

  The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception.


2001 Plan Accrual

                                       Employee
                                      Termination     Lease      Impaired
                                      and Related   Termination    Asset      Other
                                     Benefit Costs    Costs       Charges     Costs      Total
------------------------------------------------------------------------------------------------
(In millions)

2001 Plan Initial Accrual             $  68.0       $  56.0       $  30.0     $  35.0   $ 189.0
Costs that did not require cash                                                 (35.0)    (35.0)
Payments charged against liability       (2.0)                                             (2.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2001          66.0          56.0          30.0                 152.0
Costs that did not require cash          (1.0)         (3.0)         (9.0)                (13.0)
Payments charged against liability      (53.0)        (12.0)         (4.0)                (69.0)
Reduction of accrual                    (10.0)         (7.0)        (15.0)                (32.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2002           2.0          34.0           2.0                  38.0
Costs that did not require cash                                      (1.0)                 (1.0)
Payments charged against liability       (2.0)        (15.0)                              (17.0)
------------------------------------------------------------------------------------------------
Accrued costs December 31, 2003                     $  19.0       $   1.0               $  20.0
================================================================================================

  During 2001, CNA incurred $189.0 million pretax, or $109.4 million after tax and minority interest, of restructuring and other related charges for the 2001 Plan. During 2002, $32.0 million pretax, or $18.4 million after tax and minority interest, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003.

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

Note 16.  Discontinued Operations

Sale of Hotel

  In July of 2003, Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company recorded a pretax gain of approximately $90.2 million ($56.7 million after taxes) in the third quarter of 2003. The operating results and gain on sale of the Metropolitan Hotel have been reported in the Consolidated Statements of Operations as discontinued operations.

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

  CNA Vida's assets and liabilities at December 31, 2001 were $442.0 and $337.0 million. CNA Vida's net earned premiums were $24.0 and $77.0 million for the years ended December 31, 2002 and 2001. Net income was $1.8 and $9.4 million for the years ended 2002 and 2001. CNA Vida's results of operations, including the loss on sale, are presented as discontinued operations in all periods presented.

Other

  The Company reports CNA's net assets of discontinued operations, which primarily consists of run-off operations discontinued in the mid-1990's, in Other assets in the Consolidated Balance Sheets. The following table provides information regarding those net assets.


December 31                                                                      2003      2002
------------------------------------------------------------------------------------------------
(In millions)

Total investments                                                             $ 458.0   $ 443.0
Other assets                                                                    186.0     295.0
Insurance reserves                                                             (335.0)   (402.0)
Other liabilities                                                                (1.0)    (32.0)
------------------------------------------------------------------------------------------------
Net assets of discontinued operations                                         $ 308.0   $ 304.0
================================================================================================

Note 17.  Statutory Accounting Practices

  CNA's insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of, net realized holding gains or losses in shareholders' equity relating to fixed maturity securities and the exclusion of statutory nonadmitted assets. The National Association of Insurance Commissioners ("NAIC") developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

  CNA's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. CNA's insurance subsidiaries followed one significant permitted accounting practice at December 31, 2002, related to discounting of certain non-tabular workers compensation claims. The impact of this permitted practice was to increase statutory surplus by approximately $24.0 million at December 31, 2002. This practice was followed by an acquired company, and CNA received permission to eliminate the effect of the permitted practice over a period of years, which ended in 2003.

  In 2003, two of CNA's insurance subsidiaries received approval from their respective domiciliary state insurance departments for two permitted practices related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. One permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. The other permitted practice allows CCC to reflect in its financial statements the statutory provision for reinsurance attributable to CIC as a result of the reinsurance agreement implemented in the fourth quarter of 2003 between these two companies. These two permitted practices had no effect on the combined surplus for CNA's property-casualty insurance subsidiaries.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2003, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund CNA's 2004 debt service and principal repayment requirements.

  In addition, by agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

  CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2003 and 2002, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

  Combined statutory capital and surplus and net (loss) income, determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators, for the property and casualty and the life and group insurance subsidiaries, were as follows:


                                    Statutory Capital and Surplus  Statutory Net (Loss) Income
                                 ---------------------------------------------------------------
                                           December 31 (a)           Year Ended December 31
                                 ---------------------------------------------------------------
Unaudited                               2003         2002         2003       2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Property and casualty companies*  $  6,170.0   $  6,836.0  $  (1,484.0)  $  731.0  $  (1,650.0)
Life insurance companies               707.0      1,645.0        115.0       37.0         56.0
------------------------------------------------------------------------------------------------
(a) Surplus includes the property and casualty companies' equity ownership of the life insurance subsidiaries in 2003, and life and group insurance subsidiaries in 2002 and 2001.

Note 18.  Benefit Plans

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

  Loews uses December 31 as the measurement date for the majority of its plans.


Weighted-average assumptions used to determine benefit obligations:

                                                                        Other Postretirement
                                          Pension Benefits                     Benefits
                              ------------------------------------------------------------------
December 31                      2003          2002          2001      2003      2002      2001
------------------------------------------------------------------------------------------------

Discount rate                     6.3%          6.8%          7.3%      6.3%      6.8%      7.3%
Rate of compensation
 increase                 4.0% to 7.0%  5.3% to 5.8%  5.3% to 5.8%

Weighted-average assumptions used to determine net periodic benefit cost for years ended
December 31:

                                                                        Other Postretirement
                                          Pension Benefits                     Benefits
                              ------------------------------------------------------------------
December 31                      2003          2002          2001      2003      2002      2001
------------------------------------------------------------------------------------------------

Discount rate                     6.8%          7.3%          7.5%      6.8%      7.3%      7.5%
Expected long-term return
 on plan assets           7.5% to 8.0%  7.5% to 8.0%  7.5% to 9.0%
Rate of compensation
 increase                 5.3% to 5.8%  5.3% to 5.8%  5.3% to 5.8%

  The long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary polices, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:


December 31                                                      2003         2002         2001
------------------------------------------------------------------------------------------------

Health care cost trend rate assumed for next year            4% to 12%    4% to 11%    4% to 11%
Rate to which the cost trend rate is assumed to
 decline (the ultimate trend rate)                           4% to 5%     4% to 5%     4% to 5%
Year that the rate reaches the ultimate trend rate        2004 - 2018         2014         2013

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                          One-Percentage Point
                                                                         Increase      Decrease
------------------------------------------------------------------------------------------------
(In millions)

Effect on total of service and interest cost                              $   4.8       $  (4.1)
Effect on postretirement benefit obligation                                  44.8         (38.3)

  Net periodic benefit cost components:


                                         Pension Benefits          Other Postretirement Benefits
                                 -----------------------------    ------------------------------
Year Ended December 31              2003       2002       2001         2003      2002      2001
------------------------------------------------------------------------------------------------
(In millions)

Service cost                     $  52.7    $  50.9    $  51.4      $  12.8    $  9.3    $  9.5
Interest cost                      206.2      200.3      195.2         37.8      35.5      33.8
Expected return on plan assets    (216.9)    (206.1)    (194.5)        (3.0)
Amortization of unrecognized
 net asset                                                 0.5
Amortization of unrecognized
 net loss (gain)                     7.7        5.3        2.8          0.7                (2.7)
Amortization of unrecognized prior
 service cost                        8.9        6.8        7.6        (17.9)    (17.5)    (17.8)
Curtailment loss                               (7.5)       2.8                   (0.1)     (3.6)
Special termination benefit          0.2                   1.7
Settlement Loss                      7.9       10.9
------------------------------------------------------------------------------------------------
Net periodic benefit cost        $  66.7    $  60.6    $  67.5      $  30.4   $  27.2    $ 19.2
================================================================================================


Additional Information:

                                             Pension Benefits      Other Postretirement Benefits
                                         -------------------------------------------------------
                                              2003      2002         2003            2002
------------------------------------------------------------------------------------------------

Increase in minimum liability
 included in other comprehensive
 income                                   $ 174.9    $  5.9           N/A            N/A

  The following provides a reconciliation of benefit obligations:


                                              Pension Benefits     Other Postretirement Benefits
                                              --------------------------------------------------
                                                  2003          2002        2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Change in benefit obligation:

Benefit obligation at January 1             $  3,117.5    $  2,885.7    $  561.2      $  503.8
Addition of Texas Gas projected benefit
 obligation May 16, 2003                          88.9                     106.0
Service cost                                      52.7          50.9        12.8           9.3
Interest cost                                    206.2         200.3        37.8          35.5
Plan participants' contributions                                            13.9          11.3
Amendments                                        11.9          13.1       (30.7)         12.6
Actuarial loss                                   199.4         158.6        15.6          38.7
Benefits paid from plan assets                  (219.5)       (207.0)      (51.8)        (49.8)
Curtailment                                      (25.2)         15.9         0.1          (0.2)
Special termination benefits                       0.3
------------------------------------------------------------------------------------------------
Benefit obligation at December 31              3,432.2       3,117.5       664.9         561.2
------------------------------------------------------------------------------------------------

                                     172

                                              Pension Benefits     Other Postretirement Benefits
                                              --------------------------------------------------
                                                  2003          2002        2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Change in plan assets:

Fair value of plan assets at January 1         2,839.4       2,723.6
Addition of Texas Gas assets as of
 May 16, 2003                                     91.3                      70.2
Actual return on plan assets                     303.2         266.2         1.1
Company contributions                             37.0          37.9        38.3          38.4
Plan participants' contributions                                                          11.4
Curtailment                                                     18.7        13.9
Divestitures                                     (28.1)
Benefits paid from plan assets                  (219.5)       (207.0)      (51.8)        (49.8)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31       3,023.3       2,839.4        71.7
------------------------------------------------------------------------------------------------

Benefit obligation over plan assets             (408.9)       (278.1)     (593.2)       (561.2)
Unrecognized net actuarial loss (gain)           513.6         426.0        89.4          72.7
Unrecognized prior service cost (benefit)         51.6          48.7       (88.7)        (76.0)
------------------------------------------------------------------------------------------------
Accrued benefit cost                        $    156.3    $    196.6    $ (592.5)     $ (564.5)
================================================================================================

Amounts recognized in the Consolidated Balance
  Sheets consist of:

Prepaid benefit cost                        $    204.3    $    281.7
Accrued benefit liability                       (264.8)       (116.3)   $ (592.5)     $ (564.5)
Intangible asset                                  12.9           0.2
Accumulated other comprehensive income           203.9          31.0
------------------------------------------------------------------------------------------------
Net amount recognized                       $    156.3    $    196.6    $ (592.5)     $ (564.5)
================================================================================================


  Information for pension plans with an accumulated benefit obligation in excess of plan assets

December 31                                                                  2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Projected benefit obligation                                           $  2,477.7    $  2,363.2
Accumulated benefit obligation                                            2,290.2       2,112.6
Fair value of plan assets                                                 2,035.4       2,023.5
================================================================================================

  Loews employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

  The Company's pension plan and other postretirement benefit weighted-average asset allocation at December 31, 2003 and 2002, by asset category are as follows:



                                                                       Percentage of
                                      Percentage of             Other Postretirement Benefits
                                    Pension Plan Assets                 Plan Assets
                                 -------------------------  ------------------------------------
December 31                       2003          2002               2003               2002
------------------------------------------------------------------------------------------------

Asset Category:

Equity securities                 15.1%         12.4%
Debt securities                   63.3          52.8              100.0%
Limited partnerships               8.6           6.1
Other                             13.0          28.7
------------------------------------------------------------------------------------------------
  Total                          100.0%        100.0%             100.0%
================================================================================================

  Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees' contributions. The contributions by the Company and its subsidiaries to these plans amounted to $72.4, $64.4 and $67.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

  A summary of the stock option transactions for the Loews Plan follows:


                                           2003                 2002                 2001
                                   -------------------------------------------------------------
                                              Weighted             Weighted             Weighted
                                               Average              Average              Average
                                    Number of Exercise  Number of  Exercise  Number of  Exercise
                                      Shares   Price      Shares    Price     Shares     Price
------------------------------------------------------------------------------------------------

Options outstanding, January 1        827,000  $46.535    535,700  $39.002    264,000  $30.140
  Granted                             306,300   46.748    315,300   58.723    284,800   46.918
  Exercised                            (5,850)  30.140    (13,500)  37.318    (11,900)  30.140
  Canceled                                                (10,500)  40.079     (1,200)  55.860
---------------------------------------------             -------           ---------
Options outstanding, December 31    1,127,450   46.678    827,000   46.535    535,700   39.002
===============================================================================================

Options exercisable, December 31      430,625  $42.657    195,300  $37.594     66,850  $32.776
===============================================================================================

Shares available for grant,
 December 31                          841,300           1,147,600           1,452,400
===============================================================================================

  The following table summarizes information about the Company's stock options outstanding in connection with the Loews Plan at December 31, 2003:


                                               Options Outstanding         Options Exercisable
                                        --------------------------------------------------------
                                                    Weighted
                                                     Average    Weighted                Weighted
                                                    Remaining   Average                 Average
                                        Number of  Contractual  Exercise  Number of     Exercise
Range of exercise prices                 Shares       Life       Price     Shares        Price
------------------------------------------------------------------------------------------------


$30.140                                   234,400      6.0     $30.140      175,100     $30.140
$40.550 - $55.820                         585,250      8.1      46.756      162,875      46.721
$57.500 - $63.420                         307,800      8.1      59.125       92,650      59.168


  In February 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the "Carolina Group Plan") in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options may be granted under the Carolina Group Plan is 1,500,000; and the maximum number of shares of Carolina Group stock with respect to which options may be granted to any individual in any calendar year is 200,000. The exercise price per share may not be less than the fair market value of the stock on the date of the grant. Generally, options vest ratably over a four-year period and expire in ten years.
  A summary of the stock option transactions for the Carolina Group Plan follows:

                                                           2003                    2002
------------------------------------------------------------------------------------------------
                                                                Weighted                Weighted
                                                                Average                 Average
                                                   Number of    Exercise  Number of     Exercise
                                                    Shares       Price     Shares        Price
------------------------------------------------------------------------------------------------

Options outstanding, January 1                       195,000    $28.000
  Granted                                            209,000     22.740      202,000    $28.000
  Canceled                                           (14,750)    26.930       (7,000)    28.000
------------------------------------------------------------               ---------
Options outstanding, December 31                     389,250     25.216      195,000     28.000
================================================================================================

Options exercisable, December 31                      52,750    $28.000        3,000    $28.000
================================================================================================

Shares available for grant, December 31            1,110,750               1,305,000
================================================================================================

  The following table summarizes information about the Company's stock options outstanding in connection with the Carolina Group Plan at December 31, 2003:


                                               Options Outstanding         Options Exercisable
                                        --------------------------------------------------------
                                                    Weighted
                                                     Average    Weighted                Weighted
                                                    Remaining   Average                 Average
                                        Number of  Contractual  Exercise  Number of     Exercise
Range of exercise prices                 Shares       Life       Price     Shares        Price
------------------------------------------------------------------------------------------------

$22.740                                   206,000      9.1      $22.740
$28.000                                   183,250      7.9       28.000     52,750      $28.000

  The fair value of granted options for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions and results:



Year Ended December 31                                                 2003      2002      2001
------------------------------------------------------------------------------------------------

Loews Plan:
  Expected dividend yield                                               1.3%      1.0%      1.1%
  Expected volatility                                                  35.3%     29.2%     35.2%
  Weighted average risk-free interest rate                              4.5%      5.4%      5.3%
  Expected holding period (in years)                                    5.0       5.0       5.0
  Weighted average fair value of options                             $15.92    $18.68    $16.90

Carolina Group Plan:
  Expected dividend yield                                               8.1%      6.4%
  Expected volatility                                                  36.4%     44.0%
  Weighted average risk-free interest rate                              4.5%      5.5%
  Expected holding period (in years)                                    5.0       5.0
  Weighted average fair value of options                              $3.89    $ 7.40

Note 19.  Reinsurance

  CNA cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA assumes and utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA.

  Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, worker's compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and worker's compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

  CNA's ceded life reinsurance includes utilization of coinsurance, yearly renewable term and facultative programs. A majority of the reinsurance utilized by CNA's life insurance operations relates to term life insurance policies. Term life insurance policies issued from 1994 onward are generally ceded at 60.0% - 90.0% of the face value. Universal Life policies issued from 1998 onward are generally ceded at 75.0% of the face value.

  CNA's overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a "funds withheld" basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer's margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA's retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

  Interest cost on these contracts is credited during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, was $344.0, $239.0 and $241.0 million in 2003, 2002 and 2001. The amount subject to interest crediting rates on such contracts was $2,789.0 and $2,766.0 million at December 31, 2003 and 2002. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount of retroactive interest, included in the totals above, was $147.0, $10.0 and $47.0 million in 2003, 2002 and 2001.

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

  In 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109.0 million, which was net of a previously established allowance for doubtful accounts of $47.0 million. CNA has no further exposure to the Gerling companies that are in run-off.

  Amounts receivable from reinsurers were $16,253.8 and $12,695.3 million at December 31, 2003 and 2002. Of these amounts, $813.0 and $957.0 million were billed to reinsurers as of December 31, 2003 and 2002, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $572.6 and $195.7 million at December 31, 2003 and 2002. The reserve increased by $377.0 million in 2003 primarily in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003, CNA updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies.

  CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $5,255.0 and $4,754.0 million at December 31, 2003 and 2002.

  CNA's largest recoverables from a single reinsurer at December 31, 2003, including prepaid reinsurance premiums, were approximately $2,533.0, $2,033.0, $1,172.0, $977.0, $760.0 and $629.0 million from subsidiaries of The Allstate Corporation ("Allstate"), subsidiaries of Hannover Reinsurance ("Ireland") Ltd., Hartford Life Group Insurance Company, American Reinsurance Company, European Reinsurance Company of Zurich and subsidiaries of the Berkshire Hathaway Group.

  Insurance claims and policyholders' benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $6,328.0, $4,164.0 and $7,221.0 million for 2003, 2002 and 2001.

  The effects of reinsurance on earned premiums are shown in the following table:

                                                                                        Assumed/
                                       Direct      Assumed       Ceded           Net      Net %
------------------------------------------------------------------------------------------------
(In millions)

Year Ended December 31, 2003

Property and casualty               $  10,661.0    $  726.0    $  4,452.0    $  6,935.0    10.5%
Accident and health                     1,598.0        92.0          59.0       1,631.0     5.6
Life                                    1,102.0         7.0         465.0         644.0     1.0
------------------------------------------------------------------------------------------------
Total                               $  13,361.0    $  825.0    $  4,976.0    $  9,210.0     9.0%
================================================================================================

Year Ended December 31, 2002

Property and casualty               $   9,694.0    $  946.0    $  3,812.0    $  6,828.0    13.9%
Accident and health                     2,609.0       153.0          15.0       2,747.0     5.6
Life                                    1,089.0        (5.0)        449.0         635.0    (0.8)
------------------------------------------------------------------------------------------------
Total                               $  13,392.0    $1,094.0    $  4,276.0    $ 10,210.0    10.7%
================================================================================================

Year Ended December 31, 2001

Property and casualty               $   8,708.0    $1,228.0    $  4,983.0    $  4,953.0    24.8%
Accident and health                     3,641.0       176.0         136.0       3,681.0     4.8
Life                                    1,179.0       217.0         745.0         651.0    33.3
------------------------------------------------------------------------------------------------
Total                               $  13,528.0    $1,621.0    $  5,864.0    $  9,285.0    17.5%
================================================================================================

  The impact of reinsurance on life insurance in-force is shown in the following table:


Year Ended December 31                     Direct       Assumed          Ceded            Net
------------------------------------------------------------------------------------------------
(In millions)

2003                                    $  388,380.0   $    588.0    $  295,659.0    $  93,309.0
2002                                       423,151.0     14,600.0       340,520.0       97,231.0
2001                                       395,167.0    102,564.0       331,156.0      166,575.0

  For 2002, CNA entered into a corporate aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). Ceded premium related to the reinsurer's margin of $10.0 million was recorded in 2002. No losses were ceded under this contract, and the 2002 Cover was commuted as of December 31, 2002.

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

  During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2003, as a result of reserve additions including those related to accident year 1999, the remaining $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the WTC event. The aggregate limits for the Aggregate Cover have been fully utilized.

The impact of the Aggregate Cover was as follows:


Year ended December 31                                              2003       2002        2001
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premium                                             $(258.0)              $ (543.0)
Ceded claim and claim adjustment expenses                          500.0                1,010.0
Interest charges                                                  (147.0)    $(51.0)      (81.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                         $  95.0     $(51.0)   $  386.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, as a result of unfavorable development related to accident year 2001, the CCC Cover was fully utilized.

The impact of the CCC Cover was as follows:


Year ended December 31                                              2003        2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premium                                           $  (100.0)  $  (101.0) $  (260.0)
Ceded claim and claim adjustment expenses                          143.0       148.0      470.0
Interest charges                                                   (59.0)      (37.0)     (20.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                       $   (16.0)  $    10.0  $   190.0
================================================================================================

Note 20.  Quarterly Financial Data (Unaudited)


2003 Quarter Ended                            Dec. 31      Sept. 30       June 30      March 31
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Total revenues                             $  4,335.7    $  3,940.0    $  4,243.1    $  3,942.2

Net income (loss) attributable to:

 Loews common stock:
  Income from continuing operations             332.6      (1,465.5)        189.9         161.7
  Per share                                      1.79         (7.90)         1.02          0.87
  Discontinued Operations                                      55.8          (0.1)         (0.3)
  Per Share                                                    0.30
  Net income (loss)                             332.6      (1,409.7)        189.8         161.4
  Per Share                                      1.79         (7.60)         1.02          0.87

 Carolina Group stock:
  Net income                                     34.8          26.8          25.0          28.6
  Per share                                      0.74          0.67          0.63          0.72

2002 Quarter Ended                            Dec. 31      Sept. 30       June 30      March 31
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Total revenues                             $  3,960.1    $  4,071.3    $  4,641.3    $  4,783.8

Net income attributable to:

 Loews common stock:
  Income from continuing operations             222.6         194.3         156.1         264.9
  Per share                                      1.20          1.05          0.83          1.39
  Discontinued Operations                         1.8           0.4           1.3         (30.5)
  Per Share                                      0.01                        0.01         (0.16)
  Cumulative effect of change in accounting
   principle-net                                                                          (39.6)
  Per share                                                                               (0.21)
  Net income                                    224.4         194.7         157.4         194.8
  Per share                                      1.21          1.05          0.84          1.02

 Carolina Group stock:
  Net income                                     36.9          44.4          41.4          18.0
  Per share                                      0.92          1.10          1.03          0.45

Note 21.  Legal Proceedings

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

California Wage and Hour Litigation

  Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees, asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev'd, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, -
2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. CNA intends to vigorously contest these claims. Based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

  See Note 9 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

  Approximately 4,275 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,875 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,475 cases are pending, including approximately 1,100 cases against Lorillard. The 1,475 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 950 of the approximately 1,000 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,725 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Thirteen of these cases are pending against Lorillard. Lorillard is not a defendant in approximately 25 additional class actions that are pending against other cigarette manufacturers and assert claims on behalf of smokers or purchasers of "light" cigarettes.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens suing on behalf of taxpayers. Lorillard is a defendant in 11 of the 13 pending Reimbursement cases.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the seven pending Contribution cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 550 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 200 of the 550 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in six of the actions.

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

CONVENTIONAL PRODUCT LIABILITY CASES ?- Approximately 1,475 cases are pending in the United States, including approximately 1,100 cases against Lorillard. The 1,475 cases includes approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 950 of the approximately 1,000 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in two of the pending cases.

  One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." Based on this ruling, Lorillard is seeking, or intends to seek, dismissal of each of the approximately 40 cases pending against it in Mississippi.

  Since January 1, 2002, verdicts have been returned in 20 matters. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in 12 of the cases. In a thirteenth case, the court determined that the jury's verdict in favor of the plaintiffs was not supported by the evidence and it entered judgment in the defendant's favor. This ruling was affirmed on appeal.

  As of February 20, 2004, appeals were pending in eleven cases in which verdicts had been returned in favor of the plaintiffs. In two additional cases, all post-verdict issues had not been resolved by February 20, 2004, and the cases remain before their respective trial courts. In another matter, as discussed in the paragraph above, a jury's verdict in favor of the plaintiffs was overruled by the trial court as it was not supported by the evidence, and the court of appeals has affirmed the judgment that was entered in favor of the defendant following trial. Neither the Company nor Lorillard were defendants in any of these cases. These 14 cases, and the verdict amounts, are below:

  Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent, which is expected to reduce the award to $175,000, although plaintiff has filed a motion requesting that the award be increased above the amount awarded by the jury. The jury also found in its December of 2003 verdict that defendants' conduct permitted an award of punitive damages. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. As of February 20 2004, argument was scheduled on the parties post-trial motions and a final judgment had not been entered.

  Thompson v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). During November of 2003, the jury awarded actual damages and damages for loss of consortium to the plaintiffs and did not award punitive damages. The final judgment entered by the court reflects the jury's findings that the smoker was 50% contributorily negligent and, as a result, awarded the plaintiffs $1.1 million in damages. As of February 20, 2004, the court had not ruled on the post-trial motions filed by the defendants.

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

  Figueroa v. R.J. Reynolds Tobacco Company (U.S. District Court, Puerto
Rico). During September of 2002, plaintiffs were awarded $1.0 million in actual damages. The court granted the defendant's motion for judgment as a matter of law and entered a final judgment in favor of R.J. Reynolds. The U.S. Court of Appeals for the First Circuit affirmed the judgment during October of 2003 and subsequently denied plaintiffs' motion for rehearing.

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

  Kenyon v. R.J. Reynolds Tobacco Company (Circuit Court, Hillsborough County, Florida). During December of 2001, plaintiff was awarded $165,000 in actual damages. During 2003, the Florida Court of Appeal affirmed the judgment in favor of the plaintiff and denied R.J. Reynolds' subsequent attempt to seek further review of the ruling. R.J. Reynolds has paid approximately $200,000 in damages and interest to the plaintiff. R.J. Reynolds pursued simultaneous appeals to the Florida Supreme Court and the U.S. Supreme Court. During January of 2004, the U.S. Supreme Court denied R.J. Reynolds' petition for writ of certiorari. As of February 20, 2004, the Florida Supreme Court had not ruled whether it would grant review of R.J. Reynolds' other petition.

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

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. The court denied Philip Morris' petition for rehearing during February of 2004. As of February 20, 2004, Lorillard anticipates that Philip Morris will pursue an appeal to the California Supreme Court.

  Defense verdicts have been returned in the following twelve matters since January 1, 2002. Neither Lorillard nor the Company are defendants in any of these cases. As of February 20, 2004, either appeals were pending or all post-verdict activity had not been concluded in five of these cases.

  Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire). As of February 20, 2004, the court had not ruled on plaintiff's motion to set aside the verdict and for new trial.

  Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

  Reller v. Philip Morris USA (Superior Court, Los Angeles County, California). During July of 2003, the jury found that a smoker's lung cancer was caused by smoking but declined to award damages. As of February 20, 2004, a judgment reflecting the verdict had not been entered.

  Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). A defense verdict was returned during June of 2003. Plaintiff has appealed.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. Plaintiff has appealed.

  In seven cases in which defendants prevailed at trial after January 1, 2002, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These seven matters and the dates of the verdicts are Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); Conley v. R.J. Reynolds Tobacco Co., et al. (U.S. District Court, Northern District of California, December of 2002); Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); and Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island, March of 2002). Lorillard was not a defendant in any of these seven matters.

  In addition to the cases listed above, one case is pending on appeal against Lorillard from a verdict that was returned in favor of the defendants before 2002:

  Tompkin v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio). Lorillard is a defendant in this matter. A defense verdict was returned during October of 2001. Plaintiff has appealed.

  As of February 20, 2004, trial was not proceeding in any tobacco product liability case in the United States. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2004 and beyond. As of February 20, 2004, Lorillard is a defendant in five cases scheduled for trial during 2004. A trial involving the approximately 1,000 consolidated cases pending against Lorillard and the other major tobacco companies in the Circuit Court of Ohio County, West Virginia, is scheduled for March 21, 2005. As of February 20, 2004, the Company is not a defendant in any of the cases scheduled for trial during 2004. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of February 20, 2004, approximately 2,725 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  As of February 20, 2004, the judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

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

  As of February 20, 2004, two flight attendant cases were scheduled for trial during 2004. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in 13 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. Many of these 25 cases assert claims on behalf of smokers or purchasers of "light" cigarettes.

  Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 34 cases, 13 of which were in state court and 21 of which were in federal court. These 34 cases were filed in 17 states, the District of Columbia and the Commonwealth of Puerto Rico. In addition, a Nevada court granted motions to deny class certification in 20 separate cases in which the class definition asserted by the plaintiffs was identical to those in which the court had previously ruled in defendants' favor. Motions for class certification have also been ruled upon in some of the "lights" cases or in other class actions to which Lorillard was not a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

  The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see "Settlement of State Reimbursement Litigation" below). The court subsequently denied plaintiffs' motion for rehearing. As of February 20, 2004, the Florida Supreme Court had not agreed to review the case, as plaintiffs have requested. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court.


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

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of December 31, 2003, Lorillard, Inc. had a balance sheet net worth of approximately $1.2 billion.

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

  Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class comprised of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants' marketing and advertising activities in California. During 2002, the court granted defendants' motion for summary judgment and entered final judgment in their favor. Plaintiffs have appealed.

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

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. The first phase of trial concluded during July of 2003. In its verdict, the jury found in favor of the defendants as to the primary relief sought by the certified class, medical monitoring. The jury also rejected plaintiffs' design defect claims. However, the jury returned findings in favor of the class as to certain other issues, such as whether defendants failed to disclose the addictiveness of nicotine, whether defendants marketed to children, and whether cigarette smokers in Louisiana would benefit from smoking cessation aids or programs. The jury was not permitted to award damages in the July 2003 verdict and the second phase of trial is scheduled to begin during March of 2004.

  As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). Plaintiffs in Price contended they were defrauded by Philip Morris' marketing of its cigarettes labeled as "light" or "ultra light." Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris' "light" brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. Lorillard is not a defendant in any of the pending class actions asserting claims solely regarding exclusive use or purchase of "light" cigarettes.

REIMBURSEMENT CASES - The cases settled by the State Settlement Agreements described below are concluded. Thirteen Reimbursement cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in eleven of the pending cases. In two of these cases, the Company also is a defendant. Neither Lorillard, nor the Company is a defendant in two of the pending matters. The plaintiffs in the pending cases include the U.S. federal government, several U.S. county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, hospitals or hospital districts, private companies and private citizens suing on behalf of taxpayers. Plaintiffs in some of these cases seek certification as class actions.

  More than 75 cases filed by labor union health and welfare funds as well as more than 30 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs' voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts' orders.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare as Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations Act. The court has dismissed plaintiff's Medical Care Recovery Act and the Medicare as Secondary Payer provisions of the Social Security Act claims. In a court filing, the government stated that it is seeking an aggregate of $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. Trial of this matter is scheduled to begin during September of 2004.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - As of February 20, 2004, four cases were pending in U.S. courts in which the plaintiffs were foreign governments. Lorillard was a defendant in two of these four matters. Most of the cases filed by foreign governments have been dismissed in favor of the defendants, including approximately 25 during 2003.

  Since January 1, 2002, none of the Reimbursement cases have been tried. During June of 2001, a jury in the U.S. District Court for the Eastern District of New York returned a verdict in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., and awarded damages against the defendants, including Lorillard. In this trial, the jury heard evidence as to the claims of only one of the plan plaintiffs, Empire Blue Cross and Blue Shield, referred to as "Empire." In its verdict, the jury found in favor of the defendants on some of Empire's claims, one of which precluded the jury from considering Empire's claims for punitive damages. The jury found in favor of Empire on its Direct ("Direct") and Subrogation ("Subrogation") Deceptive Business Practices Act claims. As a result of these findings, a final judgment was entered in which Empire was awarded a total of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. Empire was awarded approximately $55,000 in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The court has awarded plaintiff's counsel approximately $38.0 million in attorneys' fees. The defendants have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees. During September of 2003, the Second Circuit reversed the portion of the judgment addressing plaintiff's Subrogation claim but it certified questions to the New York Court of Appeals in order to assist it in ruling on issues of New York law concerning plaintiff's Direct claim. The New York Court of Appeals has accepted the certified questions. In its September of 2003 order, the Second Circuit deferred ruling on the appeal of the attorney's fees award until the certified questions are resolved.

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of February 20, 2004, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $785.2, $1,062.2 and $1,140.4 million ($489.5, $646.1 and $694.2 million after taxes), for the years ended December 31, 2003, 2002 and 2001, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  In addition, as part of the Master Settlement Agreement, the Original Participating Manufacturers committed to work cooperatively with the tobacco growing community to address concerns about the potential adverse economic impact on that community. On January 21, 1999, the Original Participating Manufacturers reached an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are to be allocated among the Original Participating Manufacturers according to their relative market share of domestic cigarette shipments, except that Philip Morris paid more than its market share in 1999 but will have its payment obligations reduced in 2009 and 2010 to make up for the overpayment. Of the total $5.2 billion, a total of $1.9 billion was paid since 1999 through December 31, 2003, $167.4 million of which was paid by Lorillard. Lorillard believes its remaining payments under the agreement will total approximately $330.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of new increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Seven such cases are pending against Lorillard. The Company is a defendant in one of these cases.

FILTER CASES - Claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 65 such matters are pending against Lorillard. The Company is a defendant in one of these matters. Since January 1, 2002 and through February 20, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $11.5 million in payments of judgments and settlements to finally resolve approximately 25 previously pending claims. In Sachs v. Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2002, the jury found in favor of Lorillard. Trial dates are scheduled in some of the pending cases. As of February 20, 2004, trial of the case in which the Company is a defendant was scheduled to begin during August of 2004. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -

Indirect Purchaser Suits - Approximately 30 suits were filed in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida, and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas are pending. A decision granting class certification in New Mexico is being appealed by the defendants. In Kansas, a motion to compel defendants to produce certain documents was granted in August of 2003. Discovery is proceeding and the parties are scheduled to litigate certain privilege issues well into the first quarter of 2004. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a class action lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies and the major leaf buyers are also defendants. The plaintiffs' class consists of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. Lorillard, along with all of the other defendants with the exception of R.J. Reynolds, has settled the litigation, and the settlement was approved by the court on October 1, 2003. Pursuant to the settlement agreement, Lorillard has paid $20.0 million, and it will pay an additional $7.5 million immediately before any trial against R.J. Reynolds or five days after any settlement with R.J. Reynolds has been approved by the court. In addition, Lorillard has committed to buy 20 million pounds of domestic tobacco each year through 2013. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period.

  REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. Lorillard was named as a defendant in a fourth case, which was filed during 2004. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by Lorillard and various other entities. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans. During 2004, the court granted defendants' motions to dismiss the three cases filed during 2002. As of February 20, 2004, plaintiffs in these three suits had not advised the court whether they plan to continue to pursue their claims.

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

Note 22.  Commitments and Contingencies

Guarantees

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $8.0 million at December 31, 2003.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2003 that CNA could be required to pay under this guarantee is approximately $347.0 million. If CNA was required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at December 31, 2003.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers, which expire in 2008. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA holds an interest in and to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at December 31, 2003.

  In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2003, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2003, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2003, CNA has recorded approximately $16.0 million of liabilities related to these indemnification agreements.

CNA Surety

  CNA has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86.4 million credit facility. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

  Loews and CNA have entered into a participation agreement, pursuant to which Loews has purchased a participation interest in one-third of the loans and commitments under the credit facility, on a dollar-for-dollar basis, up to a maximum of $25.0 million. Although Loews does not have rights against the contractor directly under the participation agreement, it shares recoveries and certain fees under the facility proportionally with CNA.

  In March of 2003, CNA also purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.4 million. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of December 31, 2003, $80.4 million was outstanding under the credit facility, including deferred interest.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100.0% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on the Company's results of operations. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200.0 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2003 and December 31, 2002.

  Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. This excess of loss protection is necessary primarily to support new and renewal bonds for contract surety accounts with bonded backlogs or work-in-process in excess of $60.0 million. In consideration for the reinsurance coverage provided by the $40.0 million excess of $60.0 million contract, CNA Surety paid a quarterly premium equal to $3.0 million to CCC. In consideration for the reinsurance coverage provided by the $50.0 million excess of $100.0 million, the insurance subsidiaries of CNA Surety paid $6.0 million in premium to CCC.

  Effective October 1, 2003, pending state insurance department regulatory approval, CCC entered into a $3.0 million excess of $12.0 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

Regulatory and Rate Matters

  The FERC regulatory processes and procedures govern the tariff rates that Texas Gas is permitted to charge for interstate transportation and storage of natural gas. Texas Gas must periodically file a rate case with the FERC to obtain approval of its rates. Key determinants in the ratemaking process are costs of providing service, including depreciation rates; allowed rate of return, including the equity component of Texas Gas's capital structure; and volume throughput assumptions.

  Certain revenues may be subject to refund upon final orders in pending rate cases with the FERC. Accordingly, Texas Gas records a liability for its estimate of potential refunds to customers in future periods. At December 31, 2003, Texas Gas had no pending rate case proceedings and no associated rate refunds. Texas Gas is required to file a rate case with the FERC to be effective no later than November 1, 2005.

Other

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2003 and 2002, there were approximately $58.0 million and $222.0 million of outstanding letters of credit.

  CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $18.0 million. Estimated future minimum payments under these contracts are as follows: $13.0 million in 2004, and $5.0 million in 2005.

  CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2003, the Company had commitments to purchase $96.7 million and commitments to sell $29.3 million of various bank loan participations.

Note 23.  Business Segments

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

  In 2003, CNA conducted its operations through five operating segments:
Standard Lines, Specialty Lines and CNA Re (which comprise the property and casualty segment), Group Operations and Life Operations. In addition to these five operating segments, certain other activities are reported in the Other Insurance segment.

  On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. See Note 14 for further information.

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690.0 million. See Note 25 for further information.

  Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

  Loews Hotels owns and/or operates 20 hotels, 18 of which are in the United States and two are in Canada.

  Diamond Offshore's business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2003, 25 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 12 were located in various foreign markets.

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

  The following tables set forth the Company's consolidated revenues, income and assets by business segment:


Year Ended December 31                                         2003          2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Revenues (a):

CNA Financial:
  Property and Casualty                                  $  8,514.9    $  8,022.3    $  7,334.5
  Life                                                      1,692.6       1,464.5       1,634.6
  Group (b)                                                 1,458.1       2,611.3       3,781.1
  Other Insurance                                              63.8         188.5         338.4
-----------------------------------------------------------------------------------------------
Total CNA Financial                                        11,729.4      12,286.6      13,088.6
Lorillard                                                   3,295.4       3,843.7       3,955.3
Loews Hotels                                                  286.0         266.4         280.4
Diamond Offshore                                              694.9         783.9         981.1
Texas Gas                                                     143.2
Bulova                                                        166.8         166.6         147.1
Corporate and other                                           145.3         109.3         275.7
------------------------------------------------------------------------------------------------
Total                                                     $16,461.0     $17,456.5     $18,728.2
================================================================================================

Pretax (loss) income (a)(d):

CNA Financial:
  Property and Casualty                                   $(1,262.5)    $   350.9     $(1,195.1)
  Life                                                         94.8          34.5         252.6
  Group                                                       (29.2)         96.2          85.4
  Other Insurance                                          (1,119.3)       (126.2)     (1,441.3)
------------------------------------------------------------------------------------------------
Total CNA Financial                                        (2,316.2)        355.4      (2,298.4)
Lorillard (c)                                                 942.2       1,261.7       1,104.3
Loews Hotels                                                   18.6          14.2          22.9
Diamond Offshore                                              (53.2)         54.2         228.1
Texas Gas                                                      37.6
Bulova                                                         18.0          21.5          17.8
Corporate and other                                           (25.4)        (66.3)         96.2
------------------------------------------------------------------------------------------------
Total                                                     $(1,378.4)    $ 1,640.7     $  (829.1)
================================================================================================

Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Net (loss) income (a)(d):

CNA Financial:
  Property and Casualty                                     $  (656.2)    $  226.1    $  (715.7)
  Life                                                           61.4         17.9        144.0
  Group                                                         (28.6)        58.2         50.9
  Other Insurance                                              (634.8)       (71.8)      (853.1)
------------------------------------------------------------------------------------------------
Total CNA Financial                                          (1,258.2)       230.4     (1,373.9)
Lorillard (c)                                                   587.6        765.8        672.2
Loews Hotels                                                    11.2          8.7         15.0
Diamond Offshore                                                (27.2)        14.1         71.0
Texas Gas                                                        22.5
Bulova                                                           11.8         11.8         10.1
Corporate and other                                             (13.8)       (52.2)        57.9
------------------------------------------------------------------------------------------------
                                                               (666.1)       978.6       (547.7)
Discontinued operations                                          55.4        (27.0)        13.9
Cumulative effect of changes in accounting principles                        (39.6)       (53.3)
------------------------------------------------------------------------------------------------
Total                                                       $  (610.7)    $  912.0    $  (587.1)
================================================================================================

(a) Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:


Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------

Revenues and pretax (loss) income:

CNA Financial:
  Property and casualty                                        $ 554.8     $ (81.4)    $  883.5
  Life                                                            36.2      (110.8)       154.6
  Group                                                         (176.7)      (60.4)        58.7
  Other Insurance                                                 59.1         0.4        165.2
------------------------------------------------------------------------------------------------
Total CNA Financial                                              473.4      (252.2)     1,262.0
Corporate and other                                              108.5        43.5        128.4
------------------------------------------------------------------------------------------------
  Total                                                        $ 581.9     $(208.7)    $1,390.4
================================================================================================

Net (loss) income:

CNA Financial:
  Property and casualty                                        $ 327.6     $ (32.3)    $  509.1
  Life                                                            20.2       (66.2)        88.9
  Group                                                         (118.6)      (35.1)        31.8
  Other Insurance                                                 36.5         0.6         85.0
------------------------------------------------------------------------------------------------
Total CNA Financial                                              265.7      (133.0)       714.8
Corporate and other                                               72.6        16.3         75.1
------------------------------------------------------------------------------------------------
                                                               $ 338.3     $(116.7)    $  789.9
================================================================================================

(b)  Includes $1,151.0 and $2,231.0 under contracts covering U.S. government employees and their dependents for the years ended December 31, 2002 and 2001.
(c)  Includes pretax charges related to the settlement of tobacco litigation of $785.2, $1,062.2 and $1,140.4 ($489.5, $646.1 and $694.2 after taxes) for the respective periods.

(d)  Income taxes and interest expense are as follows:


Year Ended December 31                  2003                  2002                 2001
------------------------------------------------------------------------------------------------
                                  Income    Interest     Income  Interest    Income    Interest
                                   Taxes     Expense      Taxes   Expense     Taxes     Expense
------------------------------------------------------------------------------------------------

CNA Financial:
  Property and casualty         $  (525.9)    $  2.4     $ 71.4    $  3.5    $(393.1)   $   5.5
  Life                               26.8       13.4       14.2      25.0       87.7       25.8
  Group                               1.9                  31.2       0.2       26.7        0.2
  Other Insurance                  (404.6)     114.0      (44.5)    120.8     (460.3)     125.9
------------------------------------------------------------------------------------------------
Total CNA Financial                (901.8)     129.8       72.3     149.5     (739.0)     157.4
Lorillard                           354.5        0.1      495.8                432.1        0.7
Loews Hotels                          7.4        9.0        5.4       9.5        7.9       15.2
Diamond Offshore                      5.6       23.9       21.9      23.6       83.2       38.1
Texas Gas                            15.1       19.4
Bulova                                5.8        0.1        9.3                  7.3
Corporate                           (20.7)     126.1      (24.9)    127.0       30.1      120.6
------------------------------------------------------------------------------------------------
Total                           $  (534.1)    $308.4     $579.8    $309.6    $(178.4)   $ 332.0
================================================================================================


                                 Investments             Receivables             Total Assets
------------------------------------------------------------------------------------------------
December 31                    2003        2002        2003        2002        2003        2002
------------------------------------------------------------------------------------------------
(In millions)

CNA Financial             $38,121.5   $35,271.2   $20,143.2   $16,262.1   $68,451.9   $61,649.1
Lorillard                   1,530.2     1,640.7        23.9        30.2     2,624.9     2,776.9
Loews Hotels                   81.4       104.6        20.1        21.2       571.9       620.0
Diamond Offshore              591.2       794.1       154.1       147.0     3,158.6     3,293.6
Texas Gas                      15.2                    57.4                 1,238.0
Bulova                          1.7         1.4        90.0        87.6       215.3       210.9
Corporate and
 eliminations               2,173.6     2,324.7       (20.8)       49.9     1,620.3     1,965.1
------------------------------------------------------------------------------------------------
Total                     $42,514.8   $40,136.7   $20,467.9   $16,598.0   $77,880.9   $70,515.6
================================================================================================

Note 24.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at December 31, 2003 and 2002, and consolidating statements of operations information for the years ended December 31, 2003, 2002 and 2001. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information


                                    CNA                 Loews   Diamond      Texas             Corporate
December 31, 2003                Financial   Lorillard  Hotels  Offshore      Gas     Bulova   and Other  Eliminations   Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                      $ 38,121.5  $ 1,530.2  $  81.4  $  591.2  $   15.2  $  1.7  $  2,173.6               $ 42,514.8
Cash                                  139.0        1.5      2.0      19.1       3.9    15.0         0.3                    180.8
Receivables-net                    20,143.2       23.9     20.1     154.1      57.4    90.0        78.2  $    (99.0)    20,467.9
Property, plant and equipment         239.6      221.0    369.6   2,297.7     703.5    16.4        31.9                  3,879.7
Deferred income taxes                 646.5      441.9                         88.1    21.5                  (667.8)       530.2
Goodwill                              118.7                 2.6      20.8     169.3                                        311.4
Investments in capital stocks
 of subsidiaries                                                                               11,402.5   (11,402.5)
Other assets                        2,832.7      406.4     96.2      75.7     200.6    70.7       290.2      (187.1)     3,785.4
Deferred acquisition costs
 of insurance subsidiaries          2,532.7                                                                              2,532.7
Separate account business           3,678.0                                                                              3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total assets                     $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $215.3  $ 13,976.7  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves               $ 45,384.0                                                                           $ 45,384.0
Payable for securities purchased    2,022.1             $   1.1                              $    124.5                  2,147.7
Securities sold under
 agreements to repurchase             441.8                                                                                441.8
Long-term debt, less
 unamortized discounts              1,903.6               146.5  $  922.9  $  548.1             2,299.1                  5,820.2
Reinsurance balances payable        3,432.0                                                                              3,432.0
Deferred income taxes                                      75.9     370.1                         221.8  $   (667.8)
Other liabilities                   2,438.7  $ 1,405.0    172.0     134.5     166.5  $ 56.5        86.0      (207.9)     4,251.3
Separate account business           3,678.0                                                                              3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  59,300.2    1,405.0    395.5   1,427.5     714.6    56.5     2,731.4      (875.7)    65,155.0
Minority interest                     896.9                         769.5               5.2                              1,671.6
Shareholders' equity                8,254.8    1,219.9    176.4     961.6     523.4   153.6    11,245.3   (11,480.7)    11,054.3
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity            $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $215.3  $ 13,976.7  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Loews Corporation
Consolidating Balance Sheet Information


                                     CNA                   Loews    Diamond                Corporate
December 31, 2002                 Financial   Lorillard    Hotels   Offshore     Bulova    and Other   Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                      $ 35,271.2   $ 1,640.7   $  104.6   $  794.1   $    1.4   $ 2,324.7                  $ 40,136.7
Cash                                  126.2         2.0        3.3       18.4        8.7        25.3                       183.9
Receivables-net                    16,262.1        30.2       21.2      147.0       87.6        52.7   $     (2.8)      16,598.0
Property, plant and equipment         292.4       197.8      378.2    2,207.5       16.3        33.0                     3,125.2
Deferred income taxes                 772.2       437.0                             22.6         0.3       (606.0)         626.1
Goodwill                              140.8                    2.6       34.4                                              177.8
Investments in capital stocks
 of subsidiaries                                                                            11,451.2    (11,451.2)
Other assets                        3,130.1       469.2      110.1       92.2       74.3       160.0        (22.1)       4,013.8
Deferred acquisition costs
 of insurance subsidiaries          2,551.4                                                                              2,551.4
Separate account business           3,102.7                                                                              3,102.7
---------------------------------------------------------------------------------------------------------------------------------
Total assets                     $ 61,649.1   $ 2,776.9   $  620.0   $3,293.6   $  210.9   $14,047.2   $(12,082.1)    $ 70,515.6
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves               $ 40,178.9                                                                           $ 40,178.9
Payable for securities
 purchased                            531.2               $    4.0                          $  263.9                       799.1
Securities sold under agreements
 to repurchase                        552.4                                                                                552.4
Long-term debt, less unamortized
 discounts                          2,292.1                  145.8   $  917.8                2,296.2                     5,651.9
Reinsurance balances payable        2,763.3                                                                              2,763.3
Deferred income taxes                                         48.2      374.0                  183.8   $   (606.0)
Other liabilities                   2,659.7   $ 1,352.1      191.7      141.3   $   67.5        87.3       (162.8)       4,336.8
Separate account business           3,102.7                                                                              3,102.7
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                  52,080.3     1,352.1      389.7    1,433.1       67.5     2,831.2       (768.8)      57,385.1
Minority interest                   1,055.0                    0.2      835.4        4.7                                 1,895.3
Shareholders' equity                8,513.8     1,424.8      230.1    1,025.1      138.7    11,216.0    (11,313.3)      11,235.2
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity            $ 61,649.1   $ 2,776.9   $ 620.0   $ 3,293.6   $  210.9   $14,047.2   $(12,082.1)    $ 70,515.6
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                    CNA                 Loews   Diamond      Texas             Corporate
Years Ended December 31, 2003    Financial   Lorillard  Hotels  Offshore      Gas     Bulova   and Other  Eliminations   Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums               $  9,213.5                                                              $  (3.7)     $  9,209.8
Investment income, net              1,646.7  $  39.9    $  2.4   $  12.0   $  0.2    $  0.2  $  30.7                     1,732.1
Intercompany interest and
 dividends                                                                                     876.6      (876.6)
Investment gains (losses)             473.4     (9.7)               (6.9)                      125.1                       581.9
Manufactured products                        3,255.6                                  164.4     (1.2)                    3,418.8
Other                                 395.8     (0.1)    283.6     682.9    143.0       2.2     11.0                     1,518.4
---------------------------------------------------------------------------------------------------------------------------------
Total                              11,729.4  3,285.7     286.0     688.0    143.2     166.8  1,042.2      (880.3)       16,461.0
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits            9,915.6                                                                              9,915.6
Amortization of deferred
 acquisition costs                  1,964.6                                                                              1,964.6
Cost of manufactured
 products sold                               1,893.1                                   79.5      0.2                     1,972.8
Other operating expenses            2,035.6    460.0     258.4     724.2     86.2      69.2     44.4                     3,678.0
Interest                              129.8      0.1       9.0      23.9     19.4       0.1    126.1                       308.4
Intercompany charges                                                                             3.7        (3.7)
---------------------------------------------------------------------------------------------------------------------------------
Total                              14,045.6  2,353.2     267.4     748.1    105.6     148.8    174.4        (3.7)       17,839.4
---------------------------------------------------------------------------------------------------------------------------------
                                   (2,316.2)   932.5      18.6     (60.1)    37.6      18.0    867.8      (876.6)       (1,378.4)
---------------------------------------------------------------------------------------------------------------------------------

Income tax (benefit) expense         (901.8)   351.2       7.4      (8.1)    15.1       5.8     (3.7)                     (534.1)
Minority interest                    (156.2)                       (22.4)               0.4                               (178.2)
---------------------------------------------------------------------------------------------------------------------------------
Total                              (1,058.0)   351.2       7.4     (30.5)    15.1       6.2     (3.7)                     (712.3)
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing
 operations                        (1,258.2)   581.3      11.2     (29.6)    22.5      11.8    871.5      (876.6)         (666.1)
Discontinued operations-net                               55.4                                                              55.4
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income               $  (1,258.2)$  581.3   $  66.6  $  (29.6) $  22.5   $  11.8 $  871.5   $  (876.6)      $  (610.7)
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                    CNA                   Loews    Diamond                 Corporate
Year Ended December 31, 2002     Financial   Lorillard    Hotels   Offshore      Bulova    and Other   Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums               $  10,213.4                                                           $  (3.5)       $ 10,209.9
Investment income, net               1,729.9  $  44.1     $  2.1     $  29.8    $  0.3     $  60.7                       1,866.9
Intercompany interest and
 dividends                                                                                   695.6      (695.6)
Investment gains (losses)            (252.2)     36.1                   36.5       0.1       (29.2)                       (208.7)
Manufactured products                         3,797.7                            164.5         1.3                       3,963.5
Other                                 595.5       1.9      264.3       754.1       1.8         7.3                       1,624.9
---------------------------------------------------------------------------------------------------------------------------------
Total                              12,286.6   3,879.8      266.4       820.4     166.7       735.7      (699.1)         17,456.5
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits            8,392.0                                                                              8,392.0
Amortization of deferred
 acquisition costs                  1,790.2                                                                              1,790.2
Cost of manufactured
 products sold                                2,149.3                             77.5        (0.3)                      2,226.5
Other operating expenses            1,636.3     432.7      242.7       706.1      67.6        52.4        (3.5)          3,134.3
Restructuring and other
 related charges                      (36.8)                                                                               (36.8)
Interest                              149.5                  9.5        23.6                 127.0                         309.6
---------------------------------------------------------------------------------------------------------------------------------
Total                              11,931.2   2,582.0      252.2       729.7     145.1       179.1        (3.5)         15,815.8
---------------------------------------------------------------------------------------------------------------------------------
                                      355.4   1,297.8       14.2        90.7      21.6       556.6      (695.6)          1,640.7
---------------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)           72.3     508.5        5.5        35.7       9.3       (51.5)                        579.8
Minority interest                      52.7                             29.2       0.4                                      82.3
---------------------------------------------------------------------------------------------------------------------------------
Total                                 125.0     508.5        5.5        64.9       9.7       (51.5)                        662.1
---------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations     230.4     789.3        8.7        25.8      11.9       608.1      (695.6)            978.6
Discontinued operations-net           (31.0)                 4.0                                                           (27.0)
Cumulative effect of change
 in accounting principles-net         (39.6)                                                                               (39.6)
---------------------------------------------------------------------------------------------------------------------------------
Net income                         $  159.8  $  789.3    $  12.7     $  25.8   $  11.9    $  608.1   $  (695.6)         $  912.0
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                    CNA                   Loews    Diamond                 Corporate
Year Ended December 31, 2001      Financial   Lorillard    Hotels   Offshore      Bulova    and Other   Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums               $  9,288.2                                                            $  (3.1)       $  9,285.1
Investment income, net              1,856.0   $  79.9     $  5.2     $  48.7    $  1.0     $  113.0                      2,103.8
Intercompany interest and
 dividends                                                                                    842.1     (842.1)
Investment gains (losses)           1,262.0       1.1       (0.5)       27.1                  100.7                      1,390.4
Manufactured products                         3,868.1                            143.8                                   4,011.9
Other                                 682.4       7.3      275.2       932.4       2.3         37.4                      1,937.0
---------------------------------------------------------------------------------------------------------------------------------
Total                              13,088.6   3,956.4      279.9     1,008.2     147.1      1,093.2     (845.2)         18,728.2
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits           11,279.8                                                                             11,279.8
Amortization of deferred
 acquisition costs                  1,803.9                                                                              1,803.9
Cost of manufactured
 products sold                                2,213.2                             69.7                                   2,282.9
Other operating expenses            1,894.9     637.1      242.3       714.9      59.6         62.0       (3.1)          3,607.7
Restructuring and other
 related charges                      251.0                                                                                251.0
Interest                              157.4       0.7       15.2        38.1                  120.6                        332.0
---------------------------------------------------------------------------------------------------------------------------------
Total                              15,387.0   2,851.0      257.5       753.0     129.3        182.6       (3.1)         19,557.3
---------------------------------------------------------------------------------------------------------------------------------
                                   (2,298.4)  1,105.4       22.4       255.2      17.8        910.6     (842.1)           (829.1)
---------------------------------------------------------------------------------------------------------------------------------

Income tax (benefit) expense         (739.0)    432.5        7.7        92.7       7.3         20.4                       (178.4)
Minority interest                    (185.5)                            82.1       0.4                                    (103.0)
---------------------------------------------------------------------------------------------------------------------------------
Total                                (924.5)    432.5        7.7       174.8       7.7         20.4                       (281.4)
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing
 operations                        (1,373.9)    672.9       14.7        80.4      10.1        890.2     (842.1)           (547.7)
Discontinued operations-net             9.4                  4.5                                                            13.9
Cumulative effect of change
 in accounting principles-net         (53.3)                                                                               (53.3)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income               $  (1,417.8) $  672.9    $  19.2     $  80.4   $  10.1    $  890.2    $  (842.1)       $  (587.1)
=================================================================================================================================

Note 25.  Subsequent Event

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building will be acquired by Swiss Re as part of the sale. Under terms of the agreement, CNA will stop accepting new applications for individual life and annuity products as of March 5, 2004. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. Upon completion of the sale, it is anticipated that approximately 300 employees will transfer to Swiss Re.

  The purchase price is subject to certain adjustments including changes in the level of statutory surplus through the closing date. The sale is expected to provide additional statutory surplus in excess of $400.0 million to CNA's principal insurance subsidiary, CCC, as contemplated in CNA's recently announced capital plan. The Company expects to recognize a loss of approximately $274.0 million (after tax and minority interest) on the sale in the first quarter of 2004; however, this amount will fluctuate for changes in the market value of the investments supporting this business.

  The assets and liabilities of the individual life business were $6.6 and $5.4 billion at December 31, 2003. The revenues of the individual life business were $625.0, $652.0 and $620.0 million and net income for this business was $38.8, $49.5 and $68.3 million for the years ended December 31, 2003, 2002 and 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

Item 9A.  Controls and Procedures

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

  The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

  Management, in consultation with the Company's independent accountants, previously identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in CNA's Standard Lines segment which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the quality of the claim data used by CNA's actuaries as the basis for their comprehensive actuarial reviews, which hampered the timeliness of these reviews. Subsequent to December 31, 2003, CNA completed its remediation efforts and has cured the aforementioned deficiencies. This matter and its resolution have been discussed with the Company's Audit Committee.

  There were no other changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                PART III

  Except as set forth below and under Executive Officers of the Registrant in
Part I of this Report, the information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to include such information in its definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

  The following table provides certain information as of December 31, 2003 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.


                                                                               Number of
                                                                        securities remaining
                               Number of                                for future issuance
                            securities to be                                 under equity
                         issued upon exercise    Weighted average          compensation plans
                             of outstanding     exercise price of       (excluding securities
                           options, warrants   outstanding options,     reflected in the first
Plan Category                 and rights        warrants and rights             column)
------------------------------------------------------------------------------------------------

Loews common stock:
  Equity compensation
   plans approved by
   security holders (a)         1,127,450             $46.678                    841,300
Carolina Group stock:
  Equity compensation
   plans approved by
   security holders (b)           389,250             $25.216                  1,110,750
Equity compensation
 plans not approved
 by security holders (c)            N/A                 N/A                        N/A

-----------
(a)  Consists of the Loews Corporation 2000 Stock Option Plan.
(b)  Consists of the Carolina Group 2002 Stock Option Plan.
(c)  The Company has no equity compensation plans that have not been authorized by its stockholders.

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


                                                                         Page
                                                                        Number
                                                                        ------

      2.  Financial Statement Schedules:

Independent Auditors' Report                                             L-1
Loews Corporation and Subsidiaries:
 Schedule I-Condensed financial information of Registrant for
  the years ended December 31, 2003, 2002 and 2001                       L-2
 Schedule II-Valuation and qualifying accounts for the years ended
  December 31, 2003, 2002 and 2001                                       L-5

Schedule V-Supplemental information concerning property-casualty insurance operations for the years ended December 31, 2003, 2002
  and 2001                                                               L-6

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      3.    Exhibits:

  (3) Articles of Incorporation and By-Laws

      Restated Certificate of Incorporation of the Registrant,
      dated April 16, 2002, incorporated herein by reference
      to Exhibit 3 to registrant's Report on Form 10-Q for
      the quarter ended March 31, 2002                                   3.01

      By-Laws of the Registrant as amended through May 14, 2002, incorporated herein by reference to Exhibit 3 to Registrant's
      Report on Form 10-Q for the quarter ended June 30, 2002            3.02

  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures

      The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

 (10) Material Contracts

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by
      reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996                              10.01

      Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to Registrant's Report on Form 10-K for the
      year ended December 31, 1996                                      10.02

      Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy
      Statement filed on March 29, 2000                                 10.03

      Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.04

      Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhbit 10 to Registrant's
      Report on Form 8-K filed September 5, 1997                        10.05

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998                         10.06

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference to
      Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998                                      10.07

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998                                      10.08

      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998                              10.09

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998                              10.10

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended
      June 30, 1998                                                     10.11

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on
      Form 10-Q for the quarter ended June 30, 1998                     10.12

      Stipulation of Amendment to Settlement Agreement and For
      Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended
      June 30, 1998                                                     10.13

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998                          10.14

      Stipulation of Amendment to Settlement Agreement and For
      Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended
      September 30, 1998                                                10.15

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998                     10.16

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K
      filed November 25, 1998                                           10.17

      Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2000                                                          10.18

      Amendement dated January 1, 2003 to Employment Agreement
      between Registrant and Preston R. Tisch, incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form
      10-K for the year ended December 31, 2002.                        10.19

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Preston R. Tisch                           10.20*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch, incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998                    10.21

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.23 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.22

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Andrew H. Tisch, incorporated
      herein by reference to Exhibit 10.21 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.23

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Andrew H. Tisch                            10.24*

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and Andrew H. Tisch, incorporated
      herein by reference to Exhibit 10.30 to Registrant's Report
      on Form 10-K for the year ended December 31, 2001                 10.25

      Amendment No. 1 dated Janaury 1, 2003 to Supplemental
      Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2002                                                          10.26

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and Andrew H. Tisch       10.27*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch, incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998                    10.28

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.23 Registrant's Report on Form 10-K
      for the year ended December 31, 2001                              10.29

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant's Report on
      Form 10-K for the year ended December 31, 2002                    10.30

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and James S. Tisch                             10.31*

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report
      Form 10-K for the year ended December 31, 2001                    10.32

      Amendment No. 1 dated January 1, 2003 to Supplemental Retirement
      Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.33

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and James S. Tisch        10.34*

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch, incorporated herein by
      reference to Exhibit 10.33 to Registrant's Report on Form
      10-K for the year ended December 31, 1998                         10.35

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.24 to Registrant's Report on Form
      10-K for the year ended December 31, 2001                         10.36

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Jonathan M. Tisch, incorporated
      herein by reference to Exhibit 10.25 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.37

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Jonathan M. Tisch                          10.38*

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.39

      Amendment No. 1 dated January 1, 2003 to Supplemental
      Retirement Agreement between Registrant and Jonathan M.
      Tisch, incorporated herein by reference to Exhibit 10.37
      to Registrant's Report on Form 10-K for the year ended
      December 31, 2002                                                 10.40

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and Jonathan M. Tisch     10.41*

      Supplemental Retirement Agreement dated March 24, 2000
      between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 2000                         10.42

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form
      10-K for the year ended December 31, 1999                         10.43

      First Amendment to Supplemental Retirement Agreement dated
      March 24, 2000 between Registrant and Arthur L. Rebell,
      incorporated herein by reference to Exhibit 10.2 to Registrant's
      Report on Form 10-Q for the quarter ended March 31, 2000          10.44

      Second Amendment to Supplemental Retirement Agreement dated
      March 28, 2001 between Registrant and Arthur L. Rebell,
      incorporated herein by reference to Exhibit 10.28 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2001                                                          10.45

      Third Amendment to Supplemental Retirement Agreement dated
      February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to
      Registrant's Report on Form 10-K for the year ended
      December 31, 2001                                                 10.46

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant                                21.01*

 (23) Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP                                  23.01*

 (31) Rule 13a-14(a)/15d-14(a) Certifications

      Certification dated February 27, 2004, by the Chief Executive
      Officer of the Company pursuant to Rule 13a-14(a) and
      Rule 15d-14(a)                                                    31.01*

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------


      Certification dated February 27, 2004, by the Chief Financial
      Officer of the Company pursuant to Rule 13a-14(a) and
      Rule 15d-14(a)                                                    31.02*

 (32) Section 1350 Certifications

      Certification dated February 27, 2004, by the Chief Executive
      Officer of the Company pursuant to 18 U.S.C. Section 1350
      (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)     32.01*

      Certification dated February 27, 2004, by the Chief Financial
      Officer of the Company pursuant to 18 U.S.C. Section 1350
      (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)     32.02*

 (99) Other

      Pending Tobacco Litigation                                        99.01*

 (b) Reports on Form 8-K-

 During the fourth quarter of 2003, the Company has filed current reports on Form 8-K as follows, each of which contains information that was furnished pursuant to Item 9 or Item 12 of Form 8-K, and therefore is not deemed to have been filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended:

 On October 3, 2003, Registrant filed a report on Form 8-K regarding the withdrawal from the assumed reinsurance business by its 90% owned subsidiary, CNA Financial Corporation.

  On November 13, 2003 Registrant filed a report on 8-K regarding the third quarter of 2003 earnings release for Loews Corporation and the Carolina Group.

 On November 21, 2003, Registrant filed a report on Form 8-K regarding its public offering of Carolina Group stock.

 On November 25, 2003, Registrant filed a report on Form 8-K regarding CNA's completed sale of $750 million of its participating convertible preferred stock to Registrant.

 On December 1, 2003, Registrant filed a report on Form 8-K regarding CNA's sale of its Group Benefits Business to Hartford Financial Services Group.

                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LOEWS CORPORATION




Dated:  February 27, 2004                   By       /s/ Peter W. Keegan
                                                ------------------------------
                                                (Peter W. Keegan, Senior Vice
                                                       President and
                                                   Chief Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  February 27, 2004                   By        /s/ James S. Tisch
                                                ------------------------------
                                                (James S. Tisch, President and
                                                    Chief Executive Officer)



Dated:  February 27, 2004                   By       /s/ Peter W. Keegan
                                                ------------------------------
                                                (Peter W. Keegan, Senior Vice
                                                       President and
                                                   Chief Financial Officer)



Dated:  February 27, 2004                   By         /s/ Guy A. Kwan
                                                ------------------------------
                                                  (Guy A. Kwan, Controller)



Dated:  February 27, 2004                   By        /s/ Joseph L. Bower
                                                ------------------------------
                                                 (Joseph L. Bower, Director)



Dated:  February 27, 2004                   By         /s/ John Brademas
                                                ------------------------------
                                                  (John Brademas, Director)



Dated:  February 27, 2004                   By       /s/ Charles M. Diker
                                                ------------------------------
                                                 (Charles M. Diker, Director)

Dated:  February 27, 2004                   By       /s/ Paul J. Fribourg
                                                ------------------------------
                                                 (Paul J. Fribourg, Director)



Dated:  February 27, 2004                   By      /s/ Philip A. Laskawy
                                                ------------------------------
                                                (Philip A. Laskawy, Director)



Dated:  February 27, 2004                   By      /s/ Gloria R. Scott
                                                ------------------------------
                                                 (Gloria R. Scott, Director)



Dated:  February 27, 2004                   By      /s/ Andrew H. Tisch
                                                ------------------------------
                                                 (Andrew H. Tisch, Director)



Dated:  February 27, 2004                   By      /s/ Jonathan M. Tisch
                                                ------------------------------
                                                 (Jonathan M. Tisch, Director)



Dated:  February 27, 2004                   By      /s/ Preston R. Tisch
                                                ------------------------------
                                                 (Preston R. Tisch, Director)



Dated:  February 27, 2004                   By         /s/ Fred Wilpon
                                                ------------------------------
                                                   (Fred Wilpon, Director)

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Loews Corporation:

  We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at
Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002, and for derivative instruments and hedging activities in 2001.





Deloitte & Touche LLP
New York, New York
February 27, 2004

                                                                    SCHEDULE I


                    Condensed Financial Information of Registrant

                              LOEWS CORPORATION
                               BALANCE SHEETS

                                   ASSETS


December 31                                                                  2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Current assets, principally investment in short-term instruments       $  2,285.9    $  1,926.4
Investments in securities                                                   535.0         488.5
Investments in capital stocks of subsidiaries, at equity                 11,402.5      11,451.2
Other assets                                                                 11.3          53.6
------------------------------------------------------------------------------------------------
      Total assets                                                     $ 14,234.7    $ 13,319.7
================================================================================================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                               $    751.9    $    388.3
Long-term debt, less current maturities (a)                               2,299.1       2,296.2
Deferred income tax and other                                               129.4
------------------------------------------------------------------------------------------------
     Total liabilities                                                    3,180.4       2,684.5
Shareholders' equity                                                     11,054.3      11,235.2
------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                        $ 14,234.7    $ 13,319.7
================================================================================================

                             STATEMENTS OF OPERATIONS

Year Ended December 31                                         2003          2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Revenues:
  Equity in (losses) income of subsidiaries (b)           $  (650.9)   $  1,072.8    $   (542.6)
  Investment gains (losses)                                   125.1         (29.2)        100.6
  Interest and other                                           35.4          65.4         118.1
------------------------------------------------------------------------------------------------
      Total                                                  (490.4)      1,109.0        (323.9)
------------------------------------------------------------------------------------------------
Expenses:
  Administrative                                               41.2          46.8          54.8
  Interest                                                    125.8         126.8         133.8
------------------------------------------------------------------------------------------------
      Total                                                   167.0         173.6         188.6
------------------------------------------------------------------------------------------------
                                                             (657.4)        935.4        (512.5)
Income tax expense (benefit) (c)                                8.7         (43.2)         35.2
------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of changes
 in accounting principles                                    (666.1)        978.6        (547.7)
Discontinued operations-net                                    55.4         (27.0)         13.9
Cumulative effect of changes in accounting principles-net                   (39.6)        (53.3)
------------------------------------------------------------------------------------------------
Net (loss) income                                         $  (610.7)    $   912.0    $   (587.1)
================================================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                 Condensed Financial Information of Registrant

                              LOEWS CORPORATION
                           STATEMENTS OF CASH FLOWS


Year Ended December 31                                           2003         2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Operating Activities:
  Net (loss) income                                         $  (610.7)    $  912.0    $  (587.1)
  Adjustments to reconcile net (loss) income to net
    cash provided (used) by operating activities:
     (Gain) loss on disposal of discontinued operations         (56.7)        33.5
     Cumulative effect of changes in accounting principles                    39.6         53.3
     Undistributed losses (earnings) of affiliates            1,523.3       (380.9)     1,358.9
     Investment (gains) losses                                 (125.0)        29.2       (100.6)
     Provision for deferred income taxes                         28.4        (25.7)         1.6
  Changes in assets and liabilities-net:
    Receivables                                                 (19.8)       131.5       (190.2)
    Accounts payable and accrued liabilities                   (160.0)        80.6         (4.6)
    Federal income taxes                                        210.7        522.9       (104.3)
    Trading securities                                          884.1       (305.6)       340.5
    Other-net                                                    (4.5)         3.6          3.0
------------------------------------------------------------------------------------------------
                                                              1,669.8      1,040.7        770.5
------------------------------------------------------------------------------------------------

Investing Activities:
  Change in investments and advances to subsidiaries         (1,134.0)      (774.8)       607.2
  Purchase of CNA participating Series I preferred stock       (750.0)
  Purchase of CNA cumulative Series H preferred stock                       (750.0)
  Purchases of CNA common stock                                              (73.1)      (978.7)
------------------------------------------------------------------------------------------------
                                                             (1,884.0)    (1,597.9)      (371.5)
------------------------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to shareholders                               (191.8)      (166.4)      (112.5)
  Purchases of treasury shares                                              (351.2)      (282.2)
  Issuance of common stock                                      399.7      1,070.1          0.4
------------------------------------------------------------------------------------------------
                                                                207.9        552.5       (394.3)
------------------------------------------------------------------------------------------------

Net change in cash                                               (6.3)        (4.7)         4.7
Cash, beginning of year                                          10.2         14.9         10.2
------------------------------------------------------------------------------------------------
Cash, end of year                                              $  3.9      $  10.2      $  14.9
================================================================================================

                                                                    SCHEDULE I
                                                                   (Continued)


                   Condensed Financial Information of Registrant

-----------
Notes:

  (a) Long-term debt consisted of:


December 31                                                                    2003        2002
------------------------------------------------------------------------------------------------
(In millions)

6.8% notes due 2006 (effective interest rate of 6.8%)
 (authorized, $300)                                                        $  300.0    $  300.0
3.1% exchangeable subordinated notes due 2007
 (effective interest rate of 3.4%) (authorized $1,150) (1)                  1,150.0     1,150.0
8.9% debentures due 2011 (effective interest rate of 9.0%)
 (authorized, $175)                                                           175.0       175.0
7.6% notes due 2023 (effective interest rate of 7.8%)
 (authorized, $300) (2)                                                       300.0       300.0
7% notes due 2023 (effective interest rate of 7.2%)
 (authorized, $400) (3)                                                       400.0       400.0
------------------------------------------------------------------------------------------------
                                                                            2,325.0     2,325.0

Less unamortized discount                                                      25.9        28.8
------------------------------------------------------------------------------------------------
                                                                          $ 2,299.1   $ 2,296.2
================================================================================================

(1)     Redeemable in whole or in part at 101.3%, and decreasing percentages annually. The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes at a price of $65.04 per share.
(2)     Redeemable in whole or in part at 103.8%, and decreasing percentages annually.
(3)     Redeemable in whole or in part at 102.4%, and decreasing percentages annually.

  (b) Cash dividends paid to the Company by affiliates amounted to $876.6, $695.6 and $807.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                                                                                     SCHEDULE II

                                 LOEWS CORPORATION AND SUBSIDIARIES

                                    Valuation Qualifying Accounts

             Column A                  Column B          Column C         Column D    Column E
             --------                  --------          --------         --------    --------
                                                         Additions
                                                   --------------------
                                       Balance at  Charged to  Charged                Balance at
                                       Beginning   Costs and   to Other                 End of
             Description               of Period    Expenses   Accounts   Deductions    Period
------------------------------------------------------------------------------------------------
  (In millions)

                                                 For the Year Ended December 31, 2003

Deducted from assets:
  Allowance for discounts                $    1.2    $  176.3           $  176.5(1)     $   1.0
  Allowance for doubtful accounts           361.0       604.6               10.5          955.1
------------------------------------------------------------------------------------------------
      Total                              $  362.2    $  780.9           $  187.0        $ 956.1
================================================================================================

                                                 For the Year Ended December 31, 2002

Deducted from assets:
  Allowance for discounts                $    2.1    $  177.3           $  178.2(1)     $   1.2
  Allowance for doubtful accounts           361.4        50.1               50.5(2)       361.0
------------------------------------------------------------------------------------------------
      Total                              $  363.5    $  227.4           $  228.7        $ 362.2
================================================================================================

                                                 For the Year Ended December 31, 2001

Deducted from assets:
  Allowance for discounts                $    2.7    $  174.1           $  174.7(1)     $   2.1
  Allowance for doubtful accounts           345.8        50.5               34.9          361.4
------------------------------------------------------------------------------------------------
      Total                              $  348.5    $  224.6           $  209.6        $ 363.5
================================================================================================

---------------
Notes:  (1)  Discounts allowed.
        (2)  Includes $30.0 related to the sale of CNA Re U.K., see Note 14 of the Notes to
             Consolidated Financial Statements included under Item 8. for further discussion of the sale.

                                                                    SCHEDULE V


                       LOEWS CORPORATION AND SUBSIDIARIES

   Supplemental Information Concerning Property-Casualty Insurance Operations


Consolidated Property and Casualty Entities
------------------------------------------------------------------------------------------------

Year Ended December 31                                              2003        2002       2001
------------------------------------------------------------------------------------------------
(In millions)

Deferred acquisition costs                                      $  1,321    $  1,257   $  1,103
Reserves for unpaid claim and claim adjustment expenses           31,282      25,648     29,551
Discount deducted from claim and claim adjustment expenses
 reserves above (based on interest rates ranging
 from 3.5% to 7.5%)                                                2,280       2,440      2,456
Unearned premiums                                                  4,891       4,813      4,495
Net written premiums                                               7,617       8,653      8,014
Net earned premiums                                                7,469       8,438      7,598
Net investment income                                              1,532       1,422      1,261
Incurred claim and claim adjustment expenses related
 to current year                                                   4,747       6,722      7,192
Incurred claim and claim adjustment expenses related to
 prior years                                                       2,431          52      2,466
Amortization of deferred acquisition costs                         1,827       1,660      1,748
Paid claim and claim expenses                                      5,075       8,218     10,852


