Form 10-K/A
period 2003-12-31
LOEWS CORP
filed 2004-03-04
CIK 60086

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

==============================================================================

                               LOEWS CORPORATION

                          INDEX TO ANNUAL REPORT ON
                 FORM 10-K/A (AMENDMENT NO. 1) FILED WITH THE
                      SECURITIES AND EXCHANGE COMMISSION

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


                                 EXPLANATORY NOTE

  This report has been amended to make several typographical and numerical corrections. See Exhibit 99.02.

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

  P&C's field structure consists of 34 branch locations across the country. Each branch provides the marketing, underwriting, claim services and risk control expertise on the entire portfolio of products. A centralized processing operation for small and middle-market customers handles policy processing and accounting, and provides a customer service call center. Also, Standard Lines began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

  Excess & Surplus ("E&S"): E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S's products are distributed throughout the United States through specialist producers, program agents, and P&C's agents and brokers.

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

  Specialty Lines includes the following business groups: Professional Liability Insurance, CNA Global, Surety, Warranty, and CNA Guaranty and Credit.

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

  Institutional Markets and Other: Institutional Markets and Other is a provider of annuities and investment products to pension plan sponsors and other institutional customers. The products include traditional and synthetic guaranteed investment contract ("GICs"), indexed contracts, group annuities and funding agreements. CNA offers an index 500 product, which is a guaranteed investment contract that is indexed to the performance of the Standard & Poor's 500 ("S&P 500") index. During 2004, CNA ceased new sales in its institutional markets business. CNA will continue to accept new deposits and premiums only from existing customers and will service its existing commitments. This business will be managed as a run-off operation.

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

----------

(a) Trade ratios reflect the results of CNA's property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred loss and loss adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting practices ("SAP") is related to the treatment of active life reserves ("ALR") related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition expenses to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.
(b) Lapse ratios for individual life insurance, as measured by surrenders and withdrawals as a percentage of average ordinary life insurance in-force, were 11.9%, 34.7% and 8.7% in 2003, 2002 and 2001, respectively. The 2002 lapse ratio includes the novation of CNA's individual life insurance business. Excluding the novation, the 2002 lapse ratio was 7.6%.
(c) Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.
(d) Surplus includes the property and casualty companies' equity ownership of the life and group insurance subsidiaries in 2003, and the ownership of life and group insurance subsidiaries in 2002 and 2001. On December
    31, 2003, CNA completed the sale of the majority of its Group Benefits business to Hartford. See Note 14 of the Notes to Consolidated Financial
    Statements included under Item 8 for further details of this transaction.

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

                             Schedule of Property and Casualty Loss Reserve Development
------------------------------------------------------------------------------------------------------------
Year Ended December 31  1993(a)  1994(a)  1995(b)   1996   1997   1998 1999(c)  2000 2001(d) 2002(e) 2003(f)
------------------------------------------------------------------------------------------------------------
(In millions of dollars)
Originally reported
 gross reserves for
 unpaid claim and claim
 adjustment expenses    20,812   21,639   31,044  29,357  28,533 28,317 26,631 26,408  29,551  25,648 31,282
Originally reported
 ceded recoverable       2,491    2,705    6,089   5,660   5,326  5,424  6,273  7,568  11,798  10,583 13,997
------------------------------------------------------------------------------------------------------------
Originally reported net
 reserves for unpaid
 claim and claim
 adjustment expenses    18,321   18,934   24,955  23,697  23,207 22,893 20,358 18,840  17,753  15,065 17,285
Cumulative net paid as
 of:
  One year later         3,629    3,656    6,510   5,851   5,954  7,321  6,546  7,686   5,981   5,373      -
  Two years later        6,143    7,087   10,485   9,796  11,394 12,241 11,935 11,988  10,355     -        -
  Three years later      8,764    9,195   13,363  13,602  14,423 16,020 15,247 15,291     -       -        -
  Four years later      10,318   10,624   16,271  15,793  17,042 18,271 18,136   -        -       -        -
  Five years later      11,378   12,577   17,947  17,736  18,568 20,779    -     -        -       -        -
  Six years later       13,100   13,472   19,465  18,878  20,573    -      -     -        -       -        -
  Seven years later     13,848   14,394   20,410  20,828     -      -      -     -        -       -        -
  Eight years later     14,615   15,024   22,237    -        -      -      -     -        -       -        -
  Nine years later      15,161   15,602     -       -        -      -      -     -        -       -        -
  Ten years later       15,675     -        -       -        -      -      -     -        -       -        -
Net reserves
 re-estimated as of:
  End of initial year   18,321   18,934   24,955  23,697  23,207 22,893 20,358 18,840  17,753  15,065 17,285
  One year later        18,250   18,922   24,864  23,441  23,470 23,920 20,785 21,306  17,805  17,496      -
  Two years later       18,125   18,500   24,294  23,102  23,717 23,774 22,903 21,377  20,368    -         -
  Three years later     17,868   18,088   23,814  23,270  23,414 25,724 22,780 23,890     -      -         -
  Four years later      17,511   17,354   24,092  22,977  24,751 25,407 25,293   -        -      -         -
  Five years later      17,082   17,506   23,854  24,105  24,330 27,456   -      -        -      -         -
  Six years later       17,176   17,248   24,883  23,736  26,037   -      -      -        -      -         -
  Seven years later     17,017   17,751   24,631  25,250     -     -      -      -        -      -         -
  Eight years later     17,500   17,650   26,023    -        -     -      -      -        -      -         -
  Nine years later      17,443   18,193      -      -        -     -      -      -        -      -         -
  Ten years later       17,926     -         -      -        -     -      -      -        -      -         -
------------------------------------------------------------------------------------------------------------
Total net (deficiency)
 redundancy                395      741   (1,068) (1,553) (2,830)(4,563)(4,935)(5,050) (2,615) (2,431)     -
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
============================================================================================================

----------
(a)  Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding CIC reserves, which were acquired on May 10, 1995 (the "Acquisition Date"). Accordingly, the
     reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.
(b)  Includes CIC gross reserves of $9,713.0 and net reserves of $6,063.0 acquired on the
     Acquisition Date and subsequent development thereon.
(c)  Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of
     $784.0 as of December 31, 1999.
(d)  Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life
     Assurance Company ("CNAGLA"). Further, on January 1, 2001 approximately $1,055.0 of reserves were transferred from CCC to CNAGLA.
(e)  Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited ("CNA Re U.K."). As a result of the sale, net reserves were reduced by approximately $1,316.0. See Note 14 of the
     Notes to Consolidated Financial Statements included under Item 8 for further discussion of the sale.
(f)  Effective December 31, 2003, CNA sold CNAGLA. As a result of the sale, net reserves were reduced by approximately $1,309.0. See Note 14 of the Notes to Consolidated Financial
     Statements included under Item 8 for further discussion of the sale.

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

  There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA's consolidated property and casualty subsidiaries ranked as the eleventh largest property and casualty insurance organization in the United States based upon 2002 statutory net written premiums.

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


                                         Size
            Location                 (square feet)                     Principal Usage
----------------------------------------------------------------------------------------------
Owned:
  CNA Plaza                            1,144,378       Principal executive offices of CNA
    333 S. Wabash
    Chicago, Illinois
  100 CNA Drive                          251,363       Life insurance offices (a)
    Nashville, Tennessee
Leased:
  40 Wall Street                         168,723       Property and casualty insurance offices
    New York, New York
  2405 Lucien Way                        178,744       Property and casualty insurance offices
    Maitland, Florida
  3500 Lacey Road                        168,793       Property and casualty insurance offices
    Downers Grove, Illinois
  1100 Cornwall Road                     112,926       Property and casualty insurance offices
    Monmouth Junction, New Jersey
  600 N Pearl Street                     115,666       Property and casualty insurance offices
    Dallas, Texas
  675 Placentia Avenue                   113,133       Property and casualty insurance offices
    Brea, California
  1111 E Broad Street                    110,411       Property and casualty insurance offices
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

  The major tobacco companies in the United States, including Lorillard, continue to be faced with a number of issues that have impacted or may adversely impact their business, results of operations and financial condition. These issues include substantial litigation seeking damages aggregating into the billions of dollars, as well as other relief; substantial annual payments and marketing and advertising restrictions provided for in the settlement agreements with each of the 50 states and certain other jurisdictions; the continuing contraction of the U.S. cigarette market; competition from other major cigarette manufacturers and deep discount manufacturers and resultant increases in industry-wide promotional expenses and sales incentives; substantial and potentially increasing federal, state and local excise taxes; regulation of the manufacture, sale, distribution, advertising, labeling and use of tobacco products; and increasing sales of counterfeit cigarettes in the United States. See Results of Operations-Lorillard, and-Liquidity and Capital Resources-Lorillard included in Item 7 of this Report. See also Item 3 of this Report, and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

  During January 2004, Texas Gas held a non-binding open season to evaluate market interest for the expansion of daily and seasonal storage capacity from its natural gas storage complex. In the open season, Texas Gas proposed to add additional compression at its Western Kentucky storage facilities capable of incremental daily withdrawals up to 150,000 Mcf and seasonal storage capacity up to 8.2 Bcf, with service starting by November 2005. Texas Gas is currently reviewing responses received and working with parties that expressed interest in this project.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                      First
                                                                      Became
Name                   Position and Offices Held           Age        Officer
-----------------------------------------------------------------------------
Gary W. Garson         Senior Vice President, General      57           1988
                        Counsel and Secretary
Herbert C. Hofmann     Senior Vice President               61           1979
Peter W. Keegan        Senior Vice President and Chief     59           1997
                         Financial Officer
Arthur L. Rebell       Senior Vice President               62           1998
Andrew H. Tisch        Office of the President and         54           1985
                        Chairman of the Executive
                        Committee
James S. Tisch         Office of the President,            51           1981
                        President and Chief Executive
                        Officer
Jonathan M. Tisch      Office of the President             50           1987
Preston R. Tisch       Chairman of the Board               77           1960

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

Approximate Number of Equity Security Holders

  The Company has approximately 1,900 holders of record of Loews common stock and 70 holders of record of Carolina Group stock.

Item 6.  Selected Financial Data.


Year Ended December 31                         2003       2002       2001       2000       1999
-----------------------------------------------------------------------------------------------
(In millions, except per share data)

Results of Operations:

Revenues                                  $16,461.0  $17,456.5  $18,728.2  $20,633.0  $20,840.2
(Loss) income before taxes and minority
 interest                                 $(1,378.4) $ 1,640.7  $  (829.1) $ 3,135.9  $   861.5
(Loss) income from continuing operations  $  (666.1) $   978.6  $  (547.7) $ 1,835.5  $   472.6
Discontinued operations - net                  55.4      (27.0)      13.9       13.1       12.6
Cumulative effect of changes in
 accounting principles-net                               (39.6)     (53.3)               (157.9)
------------------------------------------------------------------------------------------------
Net (loss) income                         $  (610.7) $   912.0  $  (587.1) $ 1,848.6  $   327.3
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

  In order to assist CNA in replenishing statutory capital adversely impacted by the 2003 charges discussed above, in November of 2003 Loews purchased $750.0 million of a new series of CNA convertible preferred stock. Loews committed additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes in the event certain additions to statutory capital were not achieved through asset sales. In addition, Loews committed to an additional $150.0 million of capital support by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

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

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health disability claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2003. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed below, in Reserves - Estimates and Uncertainties. Additionally, a review of Results of Operations for CNA's segment results, Environmental Pollution and Mass Tort and

Asbestos Reserves, and Reserve Development sections is necessary to understand the sensitivity of management's estimate.

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

Loans to National Contractor

  CNA has made loans through a credit facility provided to a national contractor to whom CNA Surety provides significant amounts of surety bond insurance coverage. As of December 31, 2003, the Company has credit exposure of $80.0 million under the credit facility. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contractor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible. Therefore, no valuation allowance has been established. Further information on this credit agreement is provided in the Liquidity and Capital Resources section below.

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

The following table summarizes the pretax 2003 net unfavorable prior accident year development by segment.

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

Pretax unfavorable net prior year claim and allocated claim
 adjustment expense development excluding the impact
 of the corporate aggregate reinsurance treaties:
  Core (Non-APMT)                                            $ 2,064.0    $   86.0    $ 2,150.0
  APMT                                                                       795.0        795.0
-----------------------------------------------------------------------------------------------
    Total                                                      2,064.0       881.0      2,945.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (643.0)                  (643.0)
------------------------------------------------------------------------------------------------
Pretax unfavorable net prior year development before
 impact of premium development                                 1,421.0       881.0      2,302.0
------------------------------------------------------------------------------------------------
Unfavorable (favorable) premium development, excluding
 impact of corporate aggregate reinsurance treaties              192.0        (7.0)       185.0
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        357.0         1.0        358.0
------------------------------------------------------------------------------------------------
     Total premium development                                   549.0        (6.0)       543.0
-----------------------------------------------------------------------------------------------
Total 2003 unfavorable net prior year development (pretax)   $ 1,970.0    $  875.0    $ 2,845.0
================================================================================================
Total 2003 unfavorable net prior year development
 (after tax and minority interest)                           $ 1,154.6    $  512.8    $ 1,667.4
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

Pretax unfavorable (favorable) net prior year claim
 and allocated claim adjustment expense development
 excluding the impact of the corporate aggregate
 reinsurance treaties:
Core (Non-APMT)                                              $    81.0    $   23.0    $   104.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (148.0)                  (148.0)
------------------------------------------------------------------------------------------------
Pretax (favorable) unfavorable net prior year development
 before impact of premium development                            (67.0)       23.0        (44.0)
------------------------------------------------------------------------------------------------
Premium development, excluding impact of corporate
 aggregate reinsurance treaties                                   (7.0)       (3.0)       (10.0)
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        100.0         1.0        101.0
------------------------------------------------------------------------------------------------
  Total premium development                                       93.0        (2.0)        91.0
-----------------------------------------------------------------------------------------------
Total 2002 unfavorable net prior year development (pretax)   $    26.0     $  21.0    $    47.0
===============================================================================================
Total 2002 unfavorable net prior year development
 (after tax and minority interest)                           $    15.2     $  12.5    $    27.7
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

Pretax unfavorable net prior year claim and allocated claim
 adjustment expense development excluding the impact
 of the corporate aggregate reinsurance treaties:
  Core (Non-APMT)                                             $1,578.0    $   72.0    $ 1,650.0
  APMT                                                                     1,241.0      1,241.0
------------------------------------------------------------------------------------------------
    Total                                                      1,578.0     1,313.0      2,891.0
Ceded losses related to corporate aggregate reinsurance
 treaties                                                       (500.0)                  (500.0)
------------------------------------------------------------------------------------------------
Pretax unfavorable (favorable) net prior year development
 before impact of premium development                          1,078.0     1,313.0      2,391.0
------------------------------------------------------------------------------------------------
Unfavorable (favorable) premium development,
 excluding impact of corporate aggregate reinsurance
 treaties                                                        779.0         9.0        788.0
Ceded premiums related to corporate aggregate reinsurance
 treaties                                                        230.0                    230.0
------------------------------------------------------------------------------------------------
     Total premium development                                 1,009.0         9.0      1,018.0
------------------------------------------------------------------------------------------------
Total 2001 unfavorable net prior year development (pretax)    $2,087.0    $1,322.0    $ 3,409.0
================================================================================================
Total 2001 unfavorable net prior year development
 (after tax and minority interest)                            $1,186.6    $  751.7    $ 1,938.3
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

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $572.6 and $195.7 million at December 31, 2003 and 2002. The reserve increased by $376.9 million during 2003 in recognition of deterioration of the financial strength ratings of several reinsurers, including Trenwick Group Ltd. and Commercial Risk Reinsurance Company Ltd. In addition, in the third quarter of 2003, CNA updated its reinsurance bad debt model based on recently published studies of reinsurer insolvencies. While CNA believes the allowance for doubtful accounts is adequate based on current collateral and information currently available at the financial stability of reinsurers failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations and/or equity. CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $5,255.0 and $4,754.0 million at December 31, 2003 and 2002. In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company's results of operations or equity.

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

  Throughout this MD&A, business segment results are discussed using Underwriting Results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting loss and (Loss) income from continuing operations.


Year Ended December 31,                                           2003       2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Underwriting loss                                           $ (2,540.0)   $(439.0)   $ (3,053.0)
Net investment income                                            695.0      795.0         974.0
Other revenues                                                   321.0      471.0         468.0
Other expenses                                                  (293.0)    (394.0)       (467.0)
------------------------------------------------------------------------------------------------
(Loss) income, before income tax benefit
 (expense), minority interest and net
  realized investment gains (losses)                          (1,817.0)     433.0      (2,078.0)
Income tax benefit (expense)                                     717.0     (117.0)        697.0
Minority interest                                                116.2      (57.6)        156.2
------------------------------------------------------------------------------------------------
Operating (loss) income                                         (983.8)     258.4      (1,224.8)

Realized investment gains (losses), net
 of participating policyholders' and
 minority interest                                               519.2      (77.5)        812.0
Income tax (expense) benefit on realized
 investment gains (losses)                                      (191.6)      45.2        (302.9)
------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                    $   (656.2)   $ 226.1    $   (715.7)
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


Year Ended December 31                                             2003         2002       2001
------------------------------------------------------------------------------------------------
(In millions, except%)

Net written premiums                                          $ 7,089.0     $7,008.0  $ 5,459.0
Net earned premiums                                             6,945.0      6,838.0    5,010.0
Underwriting loss                                              (2,540.0)      (439.0)  (3,053.0)
Investment income, net                                            695.0        795.0      974.0
(Loss) income from continuing operations                         (656.2)       226.1     (715.7)

Ratios:
 Loss and loss adjustment expense                                  95.2%        74.2%     113.3%
 Expense                                                           39.9         31.1       45.3
 Dividend                                                           1.5          1.1        2.3
------------------------------------------------------------------------------------------------
 Combined                                                         136.6%       106.4%     160.9%
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

  Net results decreased $882.3 million in 2003 as compared with 2002. The decline in net results was due primarily to increased unfavorable net prior year development of $1,139.4 million after tax and minority interest ($1,944.0 million pretax), a $49.6 million ($84.0 million pretax) increase in catastrophe losses, a $220.9 million ($378.0 million pretax) increase in the bad debt provision for insurance and reinsurance receivables, and a $53.2 million ($89.0 million pretax) increase in insurance related assessments. Net results also include an $18.9 million ($33.0 million pretax) increase in unallocated loss adjustment expense ("ULAE") reserves, increased dividend development of $24.3 million ($42.0 million pretax), and, increased interest expense of $81.1 million ($137.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. These items were partially offset by a $360.6 million increase in net realized investment results, including increased limited partnership income, and improved current accident year results.

  The combined ratio increased 30.2 points and underwriting results decreased $2,101.0 million in 2003 as compared with 2002. The loss ratio increased 21.0 points due principally to increased unfavorable net prior year development, as discussed below, and $143.0 million of catastrophe losses, primarily related to Hurricanes Isabel and Claudette, Texas tornados, and Midwest rain storms in 2003. Catastrophe losses were $59.0 million in 2002. Partially offsetting these declines were improvements in the current net accident year loss ratio.

  Unfavorable net prior year development of $1,970.0 million, including $1,421.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $549.0 million of unfavorable premium development, was recorded in 2003. Unfavorable net prior year reserve development of $26.0 million, including $67.0 million of favorable claim and allocated claim adjustment expense reserve development and $93.0 million of unfavorable premium development, was recorded for in 2002. The gross carried claim and claim adjustment expense reserve was $21,741.0 and $19,714.0 million at December 31, 2003 and 2002. The net carried claim and claim adjustment expense reserve was $13,319.0 and $11,997.0 million at December 31, 2003 and 2002.

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

  The expense ratio increased 8.8 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for reinsurance receivables of $136.0 million. Based on CNA's credit exposures to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. CNA also recorded a $242.0 million increase in the bad debt reserve for insurance receivables. The increase in the bad debt provision for insurance receivables was primarily the result of a review of Professional Employer Organization ("PEO") accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by CNA. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

  Additionally, acquisition expenses increased as a result of an increase in the accrual for certain insurance related assessments of $58.0 million which were recorded in 2003. In addition, a $31.0 million reduction in the accrual for certain insurance-related assessments resulting from changes in the basis on which the assessments were calculated was recorded in 2002. Also increasing the expense ratio was approximately $62.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other segment.

  The dividend ratio increased 0.4 points in 2003 as compared with 2002 due to increased net prior year unfavorable dividend development. An increase in unfavorable dividend development of $42.0 million was primarily related to workers compensation products. A review was completed in the third quarter indicating paid dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

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

  Net results increased $941.8 million in 2002 as compared with 2001. The increase in net results was due primarily to decreased unfavorable net prior year development of $1,171.4 million after tax and minority interest ($2,061.0 million pretax) and a reduction of the accrual for restructuring and other related charges.

  In addition, net results in 2001 were adversely impacted by $209.0 million after tax and minority interest losses related to the WTC event and $36.8 million after tax and minority interest for restructuring and other related charges. Partially offsetting these improvements in 2002 net results was decreased net investment results.

  The combined ratio decreased 54.5 points and underwriting results increased $2,614.0 million in 2002 as compared with 2001. The loss ratio decreased 39.1 points due principally to decreased unfavorable net prior year development and improved current accident year ratios, as discussed below.

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

  The expense ratio decreased 14.2 points primarily as a result of reduced underwriting expenses resulting from decreased head count as a result of the 2001 Plan and other expense reduction initiatives and an increase in the net earned premium base. The dividend ratio decreased 1.2 points due primarily to favorable 2002 accident year dividends in Standard Lines.

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

  Net results declined $563.0 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $500.3 million after tax and minority interest ($854.0 million pretax) increase in unfavorable net prior year development, primarily regarding APMT, a $39.7 million ($67.0 million pretax) increase in ULAE reserves, a $9.0 million ($15.0 million pretax) increase in certain insurance related assessments, and a $136.2 million ($232.0 million pretax) increase in the bad debt provision for reinsurance receivables. The 2003 net results were favorably impacted by increased net realized investment gains and the absences of $36.1 million ($62.0 million pretax) of eBusiness expenses and a $16.2 million ($27.0 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion of investment income and net realized gains (losses).

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

  Net results increased by $781.3 million in 2002 as compared with 2001. Net results improved in 2002 as compared with 2001 primarily due to decreased unfavorable net prior year development of $739.2 million after tax and minority interest ($1,301.0 million pretax), reduced expenses for eBusiness initiatives, improved results for group reinsurance and a $15.2 million ($27.0 million pretax) reduction in the accrual for restructuring and other related charges recorded in 2002. In addition, net results in 2001 were adversely impacted by $67.4 million ($119.0 million pretax) of restructuring and other related charges and $14.9 million ($27.0 million pretax) of estimated losses related to the WTC event for group reinsurance.

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


                                                                                     Percent of
                                                  Total Paid    Environmental      Environmental
                                     Number of     in 2003       Pollution         Pollution Net
December 31, 2003                  Policyholders    (Net)         Reserves            Reserve
-----------------------------------------------------------------------------------------------
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

  In March of 2003, CNA purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.4 million. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of December 31, 2003, $80.0 million was outstanding under the credit facility, including deferred interest. As of February 27, 2004, $83.0 million was outstanding under the credit facility, including deferred interest.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100.0% of losses above that retention level on bonds with effective dates prior to September 30, 2002. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, and for bonds CNA Surety may write in 2004, CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all such reinsurance contracts. Effective January 1, 2004, CCC and CNA Surety entered into a $40.0 million excess of $60.0 million reinsurance contract that provides coverage to CNA Surety exclusively for the contractor. This reinsurance will be in effect through December 31, 2004. The premium for this contract is $3.0 million, plus an additional premium if a loss is ceded under it. Effective January 1, 2004 through December 31, 2004, CNA Surety and CCC also entered into a $50.0 million excess of $100.0 million contract that provides coverage to CNA Surety for the contractor, as well as other CNA Surety risks. The premium for this contract is $6.0 million plus an additional premium if a loss is ceded to this contract.

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

  If CNA's insurance financial strength ratings were downgraded below current levels. CNA's business and the Company's results of operations could be materially adversely affected. The severity of the impact on CNA's business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrading would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA's insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

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

  As previously reported, in order to assist CNA in replenishing statutory capital adversely impacted by the 2003 charges discussed above, in November of 2003 Loews purchased $750.0 million of a new series of CNA convertible preferred stock. Loews committed additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes of CCC in the event certain additions to CCC's statutory capital are not achieved through asset sales. In addition, Loews committed to an additional $150.0 million of capital support by March 31, 2004, in a form to be determined, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales.

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

  The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of February 20, 2004, approximately $1.1 billion of securities were available for issuance under this shelf registration statement.

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

Contractual Cash Payment Obligations

  The Company's contractual cash payment obligations are as follows:


                                                          Payments Due by Period
                                       ---------------------------------------------------------
                                                   Less than                           More than
December 31, 2003                         Total      1 year    1-3 years    4-5 years   5 years
------------------------------------------------------------------------------------------------
(In millions)

Long-term debt                         $ 5,842.1   $  293.2     $ 1,206.5   $1,523.5   $ 2,818.9
Capital lease obligations                   33.2        2.7           6.4        8.1        16.0
Operating leases                           472.0       81.9         128.5       90.0       171.6
Performance, bid, customs and export        69.0       34.9          26.5        7.6
------------------------------------------------------------------------------------------------
Total                                  $ 6,416.3   $  412.7     $ 1,367.9   $1,629.2   $ 3,006.5
================================================================================================

  In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

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
------------------------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed
 maturity and equity securities:
  Fixed maturity securities:
    Gross realized gains                                   $1,244.0       $1,009.0     $  936.0
    Gross realized losses                                    (807.0)      (1,118.0)      (600.0)
------------------------------------------------------------------------------------------------
  Net realized gains (losses) on fixed
   maturity securities                                        437.0         (109.0)       336.0
------------------------------------------------------------------------------------------------
  Equity securities:
    Gross realized gains                                      143.0          251.0      1,335.0
    Gross realized losses                                     (29.0)        (409.0)      (240.0)
------------------------------------------------------------------------------------------------
  Net realized gains (losses) on
   equity securities                                          114.0         (158.0)     1,095.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
 maturity and equity securities                            $  551.0       $ (267.0)    $1,431.0
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


                                                          Fair                        Months in
                                                          Value                       Unrealized
                                                         Date of      Loss            Loss Prior
Issuer Description and Discussion                         Sale       On Sale            To Sale
------------------------------------------------------------------------------------------------
(In millions)

Various securities issued by the
 United States Treasury (a)                                $5,727.0     $173.0              0-6
Issues and sells mortgage backed
 securities. Issuer was chartered
 by United States Congress to
 facilitate housing ownership for
 low to middle income Americans (a)                         1,679.0       29.0              0-6
A food retailer of supermarkets and
 discount stores in the U.S.
 and Europe. Also supplies food to
 institutional food service
 companies (b)                                                 34.0       12.0              0-6
Savings bonds issued by the German
 Federal Republic (a)                                         627.0       11.0              0-6
A company which manufactures rubber
 and rubber-related chemicals. They also
 manufacture and distribute tires (c)                           23.0       9.0     Various, 0-24
A company which provides wholesale
 financing and capital loans to auto
 retail dealerships and vehicle leasing
 companies (d)                                                 124.0       8.0     Various, 0-12
------------------------------------------------------------------------------
                                                            $8,214.0    $242.0
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

  . future demand for and supplies of natural gas impacting natural gas pipeline transmission demand and rates; and

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

SUPPLEMENTAL FINANCIAL INFORMATION

  The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with its investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." Management believes, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that management uses in assessing the Company. See Notes 1 and 24 of the Notes to Consolidated Financial Statements included in Item 8.


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
================================================================================================

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31                                           2003        2002          2001
------------------------------------------------------------------------------------------------
(In millions)

Operating Activities:

Net (loss) income                                           $  (610.7)    $  912.0    $  (587.1)
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
 Undistributed loss (earnings) of CNA
  and Diamond Offshore                                        1,318.5       (190.1)     1,319.2
 Gain on disposal of discontinued operations                    (56.7)
 Cumulative effect of changes in
  accounting principles                                                       39.6         53.3
 Investment gains                                              (115.4)        (7.0)      (101.2)
 Other                                                          144.7        (19.1)       (48.5)
Changes in assets and liabilities-net                           902.4       (251.0)       186.7
------------------------------------------------------------------------------------------------
Total                                                         1,582.8        484.4        822.4
------------------------------------------------------------------------------------------------

Investing Activities:

Net (increase) decrease in investments                        (551.5)        338.3        243.6
Securities sold under agreements to
 repurchase                                                                 (480.4)       480.4
Purchase of CNA preferred stock                               (750.0)       (750.0)
Purchases of CNA common stock                                                (73.1)      (978.7)
Purchase of Texas Gas Transmission                            (803.3)
Other                                                           (3.1)        (52.0)      (155.7)
------------------------------------------------------------------------------------------------
Total                                                       (2,107.9)     (1,017.2)      (410.4)
------------------------------------------------------------------------------------------------

Financing Activities:

Dividends paid to shareholders                                (191.8)       (166.4)      (112.5)
Increase (decrease) in long-term
 debt-net                                                      300.5          (1.5)       (18.2)
Purchases of treasury shares                                                (351.2)      (282.2)
Issuance of common stock                                       399.7       1,070.1          0.4
------------------------------------------------------------------------------------------------
Total                                                          508.4         551.0       (412.5)
------------------------------------------------------------------------------------------------

Net change in cash                                             (16.7)         18.2         (0.5)
Cash, beginning of year                                         39.3          21.1         21.6
------------------------------------------------------------------------------------------------
Cash, end of year                                            $  22.6      $   39.3    $    21.1
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

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2003 and 2002, with all other variables held constant.

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

Item 8.  Financial Statements and Supplementary Data.

  Financial Statements and Supplementary Data are comprised of the following sections:


                                                                                            Page
                                                                                             No.
                                                                                            ----

Consolidated Balance Sheets                                                                  108
Consolidated Statements of Operations                                                        110
Consolidated Statements of Shareholders' Equity                                              111
Consolidated Statements of Cash Flows                                                        112

Notes to Consolidated Financial Statements

        1.  Summary of Significant Accounting Policies                                       114
        2.  Investments                                                                      123
        3.  Fair Value of Financial Instruments                                              127
        4.  Derivative Financial Instruments                                                 128
        5.  Earnings Per Share                                                               133
        6.  Loews and Carolina Group Consolidating Condensed Financial Information           134
        7.  Receivables                                                                      142
        8.  Property, Plant and Equipment                                                    142
        9.  Claim and Claim Adjustment Expense Reserves
              Asbestos, Environmental Pollution and Mass Tort ("APMT") Reserves
              Net Prior Year Development                                                     143
       10.  Leases                                                                           158
       11.  Income Taxes                                                                     159
       12.  Long-term Debt                                                                   160
       13.  Comprehensive Income (Loss)                                                      163
       14.  Significant Transactions                                                         163
       15.  Restructuring and Other Related Charges                                          167
       16.  Discontinued Operations                                                          168
       17.  Statutory Accounting Practices                                                   169
       18.  Benefit Plans                                                                    170
       19.  Reinsurance                                                                      176
       20.  Quarterly Financial Data (unaudited)                                             179
       21.  Legal Proceedings
              Insurance Related                                                              180
              Tobacco Related                                                                181
       22.  Commitments and Contingencies                                                    191
       23.  Business Segments                                                                194
       24.  Consolidating Financial Information                                              197
       25.  Subsequent Event                                                                 203

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


Nature of Hedge Designation                    Derivative's Change in Fair Value Reflected in
------------------------------------------------------------------------------------------------

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

  Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort ("APMT"), workers compensation lifetime claims and accident and health disability claims, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations,
(ii) estimates of incurred but not reported losses, (iii) estimates of losses on assumed reinsurance, (iv) estimates of future expenses to be incurred in the settlement of claims, and (v) estimates of salvage and subrogation recoveries. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of reinsurance receivables in the Consolidated Balance Sheets.

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

Year Ended December 31                                                2003       2002      2001
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Net (loss) income:

Loews common stock:
  Net (loss) income as reported                                   $ (725.9)   $ 771.3  $ (587.1)
  Deduct:  Total stock-based employee compensation expense
    determined under the fair value based method, net                 (5.5)      (3.8)     (2.4)
------------------------------------------------------------------------------------------------
  Pro forma net (loss) income                                     $ (731.4)   $ 767.5  $ (589.5)
================================================================================================

Carolina Group stock:
  Net income as reported                                          $  115.2    $ 140.7
  Deduct:  Total stock-based employee compensation expense
    determined under the fair value based method, net                 (0.1)      (0.1)
------------------------------------------------------------------------------------------------
  Pro forma net income                                            $  115.1    $ 140.6
================================================================================================

Net (loss) income per share:

Loews common stock:
  As reported                                                     $  (3.91)   $  4.11  $  (3.01)
  Pro forma                                                          (3.94)      4.09     (3.02)

Carolina Group stock:
  As reported                                                         2.76       3.50
  Pro forma                                                           2.76       3.50

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
================================================================================================

(a)  Includes gain on sale of Global Crossing Ltd. ("Global Crossing") common stock of $962.0 for the year ended December 31, 2001.
(b)  Includes a pretax loss of $172.9 ($116.4 after tax and minority interest) related to the sale of CNA's Group Benefits business for the year ended December 31, 2003, and a pretax loss of
     $241.0 ($136.6 after tax and minority interest) related to the planned disposition of certain subsidiary operations, principally the U.K. subsidiaries of CNA Re, for the year ended December 31, 2001.

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

Fixed maturity securities:
 U.S. government and
  obligations of
  government agencies            $ 1,827.9     $    90.4      $    9.6      $  4.7    $ 1,904.0
 Asset-backed securities           8,633.7         146.7          21.9         1.3      8,757.2
 States, municipalities
  and political subdivision-
  tax exempt                       7,787.1         207.1          21.3         2.5      7,970.4
 Corporate                         6,156.7         478.9          40.2        14.7      6,580.7
 Other debt                        3,162.6         310.7           4.3         3.7      3,465.3
 Redeemable preferred stocks          96.9           6.9           0.1                    103.7
------------------------------------------------------------------------------------------------
Total fixed maturities
 available for sale               27,664.9       1,240.7          97.4        26.9     28,781.3
------------------------------------------------------------------------------------------------
Equity Securities:
 Equity securities available
  for sale                           293.2         237.9           3.4         0.7        527.0
 Equity securities, trading
  portfolio                          299.9          88.7           6.8        20.6        361.2
------------------------------------------------------------------------------------------------
Total equity securities              593.1         326.6          10.2        21.3        888.2
------------------------------------------------------------------------------------------------
Short-term investments
 available for sale               11,264.3           0.3                               11,264.6
------------------------------------------------------------------------------------------------
                                 $39,522.3     $ 1,567.6      $  107.6      $ 48.2    $40,934.1
================================================================================================


                                                                    Unrealized
                                                Amortized    ----------------------     Fair
December 31, 2002                                  Cost         Gains       Losses      Value
------------------------------------------------------------------------------------------------
(In millions)

Fair maturity securities:
 U.S. government and
  obligations of government agencies           $ 2,379.5      $  125.6      $  4.1    $ 2,501.0
 Asset-backed securities                         7,887.8         336.0        16.2      8,207.6
 States, municipalities and
  political subdivision-
  tax exempt                                     4,965.8         151.5        42.9      5,074.4
 Corporate                                       7,591.8         488.0       344.5      7,735.3
 Other debt                                      3,799.9         284.0       237.3      3,846.6
 Redeemable preferred stocks                        64.0           4.9         0.1         68.8
------------------------------------------------------------------------------------------------
Total fixed maturities available for sale       26,688.8       1,390.0       645.1     27,433.7
------------------------------------------------------------------------------------------------
Equity securities:
 Equity securities available for sale              519.1         169.1        22.1        666.1
 Equity securities, trading portfolio              483.7          38.2        67.5        454.4
------------------------------------------------------------------------------------------------
Total equity securities                          1,002.8         207.3        89.6      1,120.5
------------------------------------------------------------------------------------------------
Short-term investment available for sale        10,163.1           1.1         2.5     10,161.7
------------------------------------------------------------------------------------------------
                                               $37,854.7      $1,598.4      $737.2    $38,715.9
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


                                                         Amortized      Fair
December 31, 2003                                           Cost       Value
------------------------------------------------------------------------------
(In millions)

Due in one year or less                                  $   284.5   $   284.7
Due after one year through five years                      2,568.1     2,630.7
Due after five years through ten years                     3,606.7     3,897.0
Due after ten years                                       12,571.9    13,211.7
Asset-backed securities                                    8,633.7     8,757.2
------------------------------------------------------------------------------
                                                         $27,664.9   $28,781.3
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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                               Carolina Group                        Adjustments
Year Ended            ----------------------------------   Loews         and
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                               Carolina Group                        Adjustments
Year Ended            ----------------------------------   Loews         and
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
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

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                               Carolina Group                        Adjustments
Year Ended            ----------------------------------   Loews         and
December 31, 2001     Lorillard     Other   Consolidated   Group     Eliminations      Total
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
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders'
 benefits                                                 11,279.8                     11,279.8
Amortization of
 deferred
 acquisition costs                                         1,803.9                      1,803.9
Cost of manufactured
 products sold       2,213.2                  2,213.2         69.7                      2,282.9
Other operating
 expenses (a)          637.1       $  0.4       637.5      2,970.2                      3,607.7
Restructuring and
 other related
 charges                                                     251.0                        251.0
Interest                 0.7                      0.7        331.3                        332.0
------------------------------------------------------------------------------------------------
Total                2,851.0          0.4     2,851.4     16,705.9                     19,557.3
------------------------------------------------------------------------------------------------
                     1,105.4         (0.4)    1,105.0     (1,934.1)                      (829.1)
------------------------------------------------------------------------------------------------
Income tax
 (benefit) expense     432.5         (0.2)      432.3       (610.7)                      (178.4)
Minority interest                                           (103.0)                      (103.0)
------------------------------------------------------------------------------------------------
Total                  432.5         (0.2)      432.3       (713.7)                      (281.4)
------------------------------------------------------------------------------------------------
Income (loss) from
 operations            672.9         (0.2)      672.7     (1,220.4)                      (547.7)
Equity in earnings
 of the Carolina
 Group                                                       672.7       (672.7) (b)
------------------------------------------------------------------------------------------------
Income (loss) from
 continuing
 operations            672.9         (0.2)      672.7       (547.7)      (672.7)         (547.7)
Discontinued
 operations-net                                               13.9                         13.9
Cumulative effect
 of changes in
 accounting
 principles-net                                              (53.3)                       (53.3)
------------------------------------------------------------------------------------------------
Net income (loss)   $  672.9  $      (0.2)  $  672.7  $     (587.1)  $   (672.7)      $  (587.1)
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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                               Carolina Group                        Adjustments
Year Ended            ----------------------------------   Loews         and
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
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
================================================================================================

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                               Carolina Group                        Adjustments
Year Ended            ----------------------------------   Loews         and
December 31, 2002     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
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


Years Ended December 31                                      2003           2002           2001
------------------------------------------------------------------------------------------------
(In millions)

Reserves, beginning of year:
  Gross                                                $ 27,370.0     $ 31,266.0     $ 26,962.0
  Ceded                                                  10,727.0       12,105.0        7,848.0
------------------------------------------------------------------------------------------------
Net reserves, beginning of year                          16,643.0       19,161.0       19,114.0
------------------------------------------------------------------------------------------------
Reduction of net reserves (a)(b)                        (1,309.0)      (1,316.0)
------------------------------------------------------------------------------------------------
Net incurred claim and claim adjustment expenses:
  Provision for insured events of current year            6,745.0        8,248.0        8,660.0
  Increase in provision for insured events of
   prior years                                            2,409.0           35.0        2,464.0
  Amortization of discount                                  115.0           72.0          107.0
------------------------------------------------------------------------------------------------
Total net incurred                                        9,269.0        8,355.0       11,231.0
------------------------------------------------------------------------------------------------

Net payments attributable to:
Current year events                                       2,192.0        3,137.0        3,997.0
Prior year events                                         4,936.0        6,553.0        7,437.0
Reinsurance recoverable against net reserve transferred
 under retroactive reinsurance agreements (See Note 14)     (39.0)        (133.0)        (250.0)
------------------------------------------------------------------------------------------------
Total net payments                                        7,089.0        9,557.0       11,184.0
------------------------------------------------------------------------------------------------
Net reserves, end of year                                17,514.0       16,643.0       19,161.0
Ceded reserves, end of year                              14,216.0       10,727.0       12,105.0
------------------------------------------------------------------------------------------------
Gross reserves, end of year                            $ 31,730.0     $ 27,370.0     $ 31,266.0
================================================================================================

(a)  In 2002, net reserves were reduced by $1,316.0 as a result of the sale of CNA Reinsurance
     Company Limited ("CNA Re U.K."). See Note 14 for further discussion of this sale.
(b)  In 2003, net reserves were reduced by $1,309.0 as a result of the sale of CNAGLA. See Note
     14 for further discussion of this sale.

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

  Unfavorable net prior year development of $1,392.0 million, including $905.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $487.0 million of unfavorable premium development, was recorded in 2003 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves were $12,983.0 and $8,067.0 million at December 31, 2003. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $11,576.0 and $7,262.0 million at December 31, 2002.

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

  In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. Based on management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

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

  A $16.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002, comprised of $55.0 million of ceded losses and $39.0 million of ceded premiums for accident year 2001.

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

  Unfavorable net prior year development of $894.0 million, including $96.0 million of favorable claim and allocated claim adjustment expense reserve development and $990.0 million of unfavorable premium development was recorded in 2001 for Standard Lines. The gross and net carried claim and claim adjustment expense reserves for the Standard Lines business at December 31, 2000 were $12,070.0 and $9,129.0 million. Approximately $230.0 million of the unfavorable net prior year development was a result of several coverages provided to commercial entities. Reserve analyses performed during 2001 showed unexpected increases in the size of claims for several lines, including commercial automobile liability, general liability and the liability portion of commercial multiple-peril coverages. In addition, the number of commercial automobile liability claims was higher than expected and several state-specific factors resulted in higher than anticipated losses, including developments associated with commercial automobile liability coverage in Ohio and general liability coverage provided to contractors in New York. The unfavorable net prior year development was driven principally by accident years 1997 through 2000. The remaining development affecting years prior to 1997 was driven principally by construction defect claims as described below.

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
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                    $  300.0    $  300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                       175.0       175.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300) (a)                                                   300.0       300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                   400.0       400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007
     (effective interest rate of 3.4%) (authorized, $1,150) (c)             1,150.0     1,150.0

CNA Financial Corporation:
  Senior:
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                       492.8       492.8
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                       250.0       250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                       150.0       150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                       200.0       200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                        69.6        69.6
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                       150.0       150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                       243.0       243.0
    6.3% notes due 2003 (effective interest rate of 6.4%)
     (authorized, $250)                                                                   248.4
    7.3% notes due 2003 (effective interest rate of 7.8%)
     (authorized, $150)                                                                   128.5
  Revolving credit facility due 2004 (effective interest rate
   of 2.3%)                                                                   250.0       250.0
  Term loan due 2005 (effective interest rate of 2.8% and 2.0%)                20.0        30.0
  Revolving credit facility due 2005 (effective interest rate
   of 2.6 and 2.0%                                                             30.0        30.0
  Other senior debt (effective interest rates approximate 7.8% and 7.9%)       56.1        59.3

Diamond Offshore Drilling, Inc.:
  Senior:
    Zero coupon convertible debentures due 2020, net of discount of $349.8
       and $365.3 (effective interest rate of 3.6%) (d)                       455.2       439.7
    1.5% convertible senior debentures due 2031 (effective interest rate
       of 1.6%) (authorized $460) (e)                                         460.0       460.0
  Subordinated debt due 2005 (effective interest rate of 7.1%)                 24.8        35.9

Texas Gas:
  4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)    250.0
  5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)    185.0
  7.3% debentures due 2027 (effective interest rate of 8.1%)
   (authorized, $100)                                                         100.0
  Other senior debt (effective interest rate of 9.0%)                          17.3

Loews Hotels:
  Senior debt, principally mortgages (effective interest rates
    approximate 4.1% and 6.0%)                                                146.5       145.8
------------------------------------------------------------------------------------------------
                                                                            5,875.3     5,708.0
Less unamortized discount                                                      55.1        56.1
------------------------------------------------------------------------------------------------
Long-term debt, less unamortized discount                                 $ 5,820.2   $ 5,651.9
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

  Diamond Offshore will pay contingent interest to holders of the $460.0 million principal amount of 1.5% convertible senior debentures (the "1.5% Debentures") during any six-month period commencing after April 15, 2008 if the average market price of the 1.5% Debentures for a measurement period preceding that six-month period equals 120% or more of the principal amount of such 1.5% Debentures and Diamond Offshore pays a regular cash dividend during the six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate.

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

  On September 30, 2003, CNA Surety Corporation ("CNA Surety"), a 64% owned and consolidated subsidiary of CNA, entered into a $50.0 million credit agreement, which consisted of a $30.0 million, two-year revolving credit facility and a $20.0 million two-year term loan, payable semi-annually at a rate of $5.0 million. The credit agreement is an amendment to a $65.0 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception.

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

Group Benefits Sale

  On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business through the sale of CNA Group Life Assurance Company ("CNAGLA") to Hartford Financial Services Group, Inc. ("Hartford"). The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. In connection with the sale,

CNA will receive consideration of approximately $530.0 million and recorded an investment loss on the sale of $116.4 million (after tax and minority interest). Also as part of the sale, approximately 1,200 employees were transferred to Hartford.

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

  The following table summarizes the IT Plan accrual and the activity in that accrual since inception:


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

  The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception:


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
================================================================================================

Note 17.  Statutory Accounting Practices

  CNA's insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders' equity relating to fixed maturity securities and the exclusion of statutory nonadmitted assets. The National Association of Insurance Commissioners ("NAIC") developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

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

  Combined statutory capital and surplus and net (loss) income, determined in accordance with accounting practices prescribed or permitted by the regulations and statutes of various insurance regulators, for the property and casualty and the life and group insurance subsidiaries, were as follows:


                                    Statutory Capital and Surplus  Statutory Net (Loss) Income
                                 ---------------------------------------------------------------
                                           December 31 (a)           Year Ended December 31
                                 ---------------------------------------------------------------
Unaudited                               2003         2002         2003       2002         2001
------------------------------------------------------------------------------------------------
(In millions)

Property and casualty companies   $  6,170.0   $  6,836.0  $  (1,484.0)  $  731.0  $  (1,650.0)
Life insurance companies               707.0      1,645.0        115.0       37.0         56.0
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
Rate of compensation
 increase                 4.0% to 7.0%  5.3% to 5.8%  5.3% to 5.8%

Weighted-average assumptions used to determine net periodic benefit cost:

                                                                        Other Postretirement
                                          Pension Benefits                     Benefits
                              ------------------------------------------------------------------
Year Ended December 31           2003          2002          2001      2003      2002      2001
------------------------------------------------------------------------------------------------

Discount rate                     6.8%          7.3%          7.5%      6.8%      7.3%      7.5%
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
------------------------------------------------------------------------------------------------

                                     172

                                              Pension Benefits     Other Postretirement Benefits
                                              --------------------------------------------------
                                                  2003          2002        2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Change in plan assets:

Fair value of plan assets at January 1         2,839.4       2,723.6
Addition of Texas Gas assets as of
 May 16, 2003                                     91.3                      70.2
Actual return on plan assets                     303.2         266.2         1.1
Company contributions                             37.0          37.9        38.3          38.4
Plan participants' contributions                                            13.9          11.4
Curtailment                                      (28.1)         18.7
Benefits paid from plan assets                  (219.5)       (207.0)      (51.8)        (49.8)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31       3,023.3       2,839.4        71.7
------------------------------------------------------------------------------------------------

Benefit obligation over plan assets             (408.9)       (278.1)     (593.2)       (561.2)
Unrecognized net actuarial loss (gain)           513.6         426.0        89.4          72.7
Unrecognized prior service cost (benefit)         51.6          48.7       (88.7)        (76.0)
------------------------------------------------------------------------------------------------
Accrued benefit cost                        $    156.3    $    196.6    $ (592.5)     $ (564.5)
================================================================================================

Amounts recognized in the Consolidated Balance
  Sheets consist of:

Prepaid benefit cost                        $    204.3    $    281.7
Accrued benefit liability                       (264.8)       (116.3)   $ (592.5)     $ (564.5)
Intangible asset                                  12.9           0.2
Accumulated other comprehensive income           203.9          31.0
------------------------------------------------------------------------------------------------
Net amount recognized                       $    156.3    $    196.6    $ (592.5)     $ (564.5)
================================================================================================


  Information for pension plans with an accumulated benefit obligation in excess of plan assets

December 31                                                                  2003          2002
------------------------------------------------------------------------------------------------
(In millions)

Projected benefit obligation                                           $  2,477.7    $  2,363.2
Accumulated benefit obligation                                            2,290.2       2,112.6
Fair value of plan assets                                                 2,035.4       2,023.5
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
                                        Number of  Contractual  Exercise  Number of     Exercise
Range of exercise prices                 Shares       Life       Price     Shares        Price
------------------------------------------------------------------------------------------------


$30.140                                   234,400      6.0     $30.140      175,100     $30.140
 40.550 - 55.820                          585,250      8.1      46.756      162,875      46.721
 57.500 - 63.420                          307,800      8.1      59.125       92,650      59.168


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
                                        Number of  Contractual  Exercise  Number of     Exercise
Range of exercise prices                 Shares       Life       Price     Shares        Price
------------------------------------------------------------------------------------------------

$22.740                                   206,000      9.1      $22.740
 28.000                                   183,250      7.9       28.000     52,750      $28.000

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

  CNA's largest recoverables from a single reinsurer at December 31, 2003, including prepaid reinsurance premiums, were approximately $2,533.0, $2,033.0, $1,172.0, $977.0, $760.0 and $629.0 million from subsidiaries of The Allstate Corporation ("Allstate"), subsidiaries of Hannover Reinsurance ("Ireland") Ltd., Hartford Life Group Insurance Company, American Reinsurance Company, European Reinsurance Company of Zurich, and subsidiaries of the Berkshire Hathaway Group.

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

California Wage and Hour Litigation

  Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees, asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,475 cases are pending in the United States, including approximately 1,100 cases against Lorillard. The 1,475 cases includes approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 950 of the approximately 1,000 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in two of the pending cases.

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

  Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent, which is expected to reduce the award to $175,000, although plaintiff has filed a motion requesting that the award be increased above the amount awarded by the jury. The jury also found in its December of 2003 verdict that defendants' conduct permitted an award of punitive damages. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. As of February 20, 2004, argument was scheduled on the parties post-trial motions and a final judgment had not been entered.

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

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -

Indirect Purchaser Suits - Approximately 30 suits were filed in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas, are pending. A decision granting class certification in New Mexico is being appealed by the defendants. In Kansas, a motion to compel defendants to produce certain documents was granted in August of 2003. Discovery is proceeding and the parties are scheduled to litigate certain privilege issues well into the first quarter of 2004. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

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

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA, through its affiliate CNA Surety, intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

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
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                    CNA                 Loews   Diamond      Texas             Corporate
Years Ended December 31, 2003    Financial   Lorillard  Hotels  Offshore      Gas     Bulova   and Other  Eliminations   Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums               $  9,213.5                                                              $  (3.7)     $  9,209.8
Investment income, net              1,646.7  $  39.9    $  2.4   $  12.0   $  0.2    $  0.2  $  30.7                     1,732.1
Intercompany interest and
 dividends                                                                                     876.6      (876.6)
Investment gains (losses)             473.4     (9.7)               (6.9)                      125.1                       581.9
Manufactured products                        3,255.6                                  164.4     (1.2)                    3,418.8
Other                                 395.8     (0.1)    283.6     682.9    143.0       2.2     11.0                     1,518.4
---------------------------------------------------------------------------------------------------------------------------------
Total                              11,729.4  3,285.7     286.0     688.0    143.2     166.8  1,042.2      (880.3)       16,461.0
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits            9,915.6                                                                              9,915.6
Amortization of deferred
 acquisition costs                  1,964.6                                                                              1,964.6
Cost of manufactured
 products sold                               1,893.1                                   79.5      0.2                     1,972.8
Other operating expenses            2,035.6    460.0     258.4     724.2     86.2      69.2     48.1        (3.7)        3,678.0
Interest                              129.8      0.1       9.0      23.9     19.4       0.1    126.1                       308.4
---------------------------------------------------------------------------------------------------------------------------------
Total                              14,045.6  2,353.2     267.4     748.1    105.6     148.8    174.4        (3.7)       17,839.4
---------------------------------------------------------------------------------------------------------------------------------
                                   (2,316.2)   932.5      18.6     (60.1)    37.6      18.0    867.8      (876.6)       (1,378.4)
---------------------------------------------------------------------------------------------------------------------------------

Income tax (benefit) expense         (901.8)   351.2       7.4      (8.1)    15.1       5.8     (3.7)                     (534.1)
Minority interest                    (156.2)                       (22.4)               0.4                               (178.2)
---------------------------------------------------------------------------------------------------------------------------------
Total                              (1,058.0)   351.2       7.4     (30.5)    15.1       6.2     (3.7)                     (712.3)
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing
 operations                        (1,258.2)   581.3      11.2     (29.6)    22.5      11.8    871.5      (876.6)         (666.1)
Discontinued operations-net                               55.4                                                              55.4
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income               $  (1,258.2)$  581.3   $  66.6  $  (29.6) $  22.5   $  11.8 $  871.5   $  (876.6)      $  (610.7)
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
=================================================================================================================================

Note 25.  Subsequent Event

  On February 5, 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $690.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building will be acquired by Swiss Re as part of the sale. Under terms of the agreement, CNA will stop accepting new applications for individual life and annuity products as of March 5, 2004. The transaction is expected to be completed on or before March 31, 2004, subject to certain customary closing conditions and regulatory approvals. Upon completion of the sale, it is anticipated that approximately 300 employees will transfer to Swiss Re.

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

 (10) Material Contracts

      Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by
      reference to Exhibit 10.05 to Registrant's Report on Form 10-K
      for the year ended December 31, 1996                              10.01

      Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to Registrant's Report on Form 10-K for the
      year ended December 31, 1996                                      10.02

      Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy
      Statement filed on March 29, 2000                                 10.03

      Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.04

      Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhbit 10 to Registrant's
      Report on Form 8-K filed September 5, 1997                        10.05

      Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions
      relating to the use of or exposure to tobacco products,
      incorporated herein by reference to Exhibit 10 to Registrant's
      Report on Form 8-K filed February 3, 1998                         10.06

      State of Minnesota Settlement Agreement and Stipulation for
      Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been
      asserted by the State, incorporated herein by reference to
      Exhibit 10.1 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998                                      10.07

      State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to
      Exhibit 10.2 to Registrant's Report on Form 10-Q for the
      quarter ended March 31, 1998                                      10.08

      State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998                              10.09

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      State of Minnesota State Escrow Agreement relating to the
      settlement of tobacco litigation, incorporated herein by
      reference to Exhibit 10.6 to Registrant's Report on Form 10-Q
      for the quarter ended March 31, 1998                              10.10

      Stipulation of Amendment to Settlement Agreement and For Entry
      of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended
      June 30, 1998                                                     10.11

      Mississippi Fee Payment Agreement, dated July 2, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on
      Form 10-Q for the quarter ended June 30, 1998                     10.12

      Stipulation of Amendment to Settlement Agreement and For
      Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action,
      incorporated herein by reference to Exhibit 10.4 to
      Registrant's Report on Form 10-Q for the quarter ended
      June 30, 1998                                                     10.13

      Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by
      reference to Exhibit 10.5 to Registrant's Report on Form
      10-Q for the quarter ended June 30, 1998                          10.14

      Stipulation of Amendment to Settlement Agreement and For
      Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to
      Registrant's Report on Form 10-Q for the quarter ended
      September 30, 1998                                                10.15

      Florida Fee Payment Agreement, dated September 11, 1998,
      regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form
      10-Q for the quarter ended September 30, 1998                     10.16

      Master Settlement Agreement with 46 states, the District of
      Columbia, the Commonwealth of Puerto Rico, Guam, the U.S.
      Virgin Islands, American Samoa and the Northern Marianas to
      settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K
      filed November 25, 1998                                           10.17

      Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2000                                                          10.18

      Amendement dated January 1, 2003 to Employment Agreement
      between Registrant and Preston R. Tisch, incorporated herein by reference to Exhibit 10.04 to Registrant's Report on Form
      10-K for the year ended December 31, 2002.                        10.19

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Preston R. Tisch, incorporated herein by reference to Exhibit 10.20 to Registrant's Report on Form 10-K
      for the year ended December 31, 2003                              10.20

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Andrew H. Tisch, incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998                    10.21

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.23 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.22

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Andrew H. Tisch, incorporated
      herein by reference to Exhibit 10.21 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.23

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant's Report on Form 10-K
      for the year ended December 31, 2003                              10.24

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and Andrew H. Tisch, incorporated
      herein by reference to Exhibit 10.30 to Registrant's Report
      on Form 10-K for the year ended December 31, 2001                 10.25

      Amendment No. 1 dated Janaury 1, 2003 to Supplemental
      Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2002                                                          10.26

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant's
      Report on Form 10-K for the year ended December 31, 2003          10.27

      Employment Agreement dated as of January 1, 1999 between
      Registrant and James S. Tisch, incorporated herein by
      reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 1998                    10.28

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.23 Registrant's Report on Form 10-K
      for the year ended December 31, 2001                              10.29

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant's Report on
      Form 10-K for the year ended December 31, 2002                    10.30

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report on Form 10-K
      for the year ended December 31, 2003                              10.31

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report
      Form 10-K for the year ended December 31, 2001                    10.32

      Amendment No. 1 dated January 1, 2003 to Supplemental Retirement
      Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.33

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant's
      Report on Form 10-K for the year ended December 31, 2003          10.34

      Employment Agreement dated as of January 1, 1999 between
      Registrant and Jonathan M. Tisch, incorporated herein by
      reference to Exhibit 10.33 to Registrant's Report on Form
      10-K for the year ended December 31, 1998                         10.35

      Amendment dated January 1, 2002, incorporated herein by
      reference to Exhibit 10.24 to Registrant's Report on Form
      10-K for the year ended December 31, 2001                         10.36

      Amendment dated January 1, 2003 to Employment Agreement
      between Registrant and Jonathan M. Tisch, incorporated
      herein by reference to Exhibit 10.25 to Registrant's Report
      on Form 10-K for the year ended December 31, 2002                 10.37

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------

      Amendment dated January 1, 2004 to Employment Agreement
      between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.38 to Registrant's Report on Form 10-K
      for the year ended December 31, 2003                              10.38

      Supplemental Retirement Agreement dated January 1, 2002
      between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant's Report on
      Form 10-K for the year ended December 31, 2001                    10.39

      Amendment No. 1 dated January 1, 2003 to Supplemental
      Retirement Agreement between Registrant and Jonathan M.
      Tisch, incorporated herein by reference to Exhibit 10.37
      to Registrant's Report on Form 10-K for the year ended
      December 31, 2002                                                 10.40

      Amendment No. 2 dated January 1, 2004 to Supplemental
      Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant's
      Report on Form 10-K for the year ended December 31, 2003          10.41

      Supplemental Retirement Agreement dated March 24, 2000
      between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant's Report on Form
      10-Q for the quarter ended March 31, 2000                         10.42

      Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form
      10-K for the year ended December 31, 1999                         10.43

      First Amendment to Supplemental Retirement Agreement dated
      March 24, 2000 between Registrant and Arthur L. Rebell,
      incorporated herein by reference to Exhibit 10.2 to Registrant's
      Report on Form 10-Q for the quarter ended March 31, 2000          10.44

      Second Amendment to Supplemental Retirement Agreement dated
      March 28, 2001 between Registrant and Arthur L. Rebell,
      incorporated herein by reference to Exhibit 10.28 to
      Registrant's Report on Form 10-K for the year ended December
      31, 2001                                                          10.45

      Third Amendment to Supplemental Retirement Agreement dated
      February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to
      Registrant's Report on Form 10-K for the year ended
      December 31, 2001                                                 10.46

 (21) Subsidiaries of the Registrant

      List of subsidiaries of Registrant, incorporated herein by reference to Exhibit 21.01 to Registrant's Report on Form 10-K
      for the year ended December 31, 2003                              21.01

 (23) Consents of Experts and Counsel

      Consent of Deloitte & Touche LLP                                  23.01*

 (31) Rule 13a-14(a)/15d-14(a) Certifications

      Certification dated March 4, 2004, by the Chief Executive Officer
      of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)      31.01*

                                                                       Exhibit
                         Description                                   Number
                         -----------                                   -------


      Certification dated March 4, 2004, by the Chief Financial Officer
      of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)      31.02*

 (32) Section 1350 Certifications

      Certification dated March 4, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
      Section 906 of the Sarbanes-Oxley Act of 2002)                    32.01*

      Certification dated March 4, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
      Section 906 of the Sarbanes-Oxley Act of 2002)                    32.02*

 (99) Other

      Pending Tobacco Litigation, incorporated herein by reference to
      Exhibit 99.01 to Registrant's Report on Form 10-K for the year
      ended December 31, 2003                                           99.01

      Description of numerical corrections made in Form 10-K/A
      (Amendment No. 1)                                                 99.02*


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


                                            LOEWS CORPORATION




Dated:  March 4, 2004                       By       /s/ Peter W. Keegan
                                                ------------------------------
                                                (Peter W. Keegan, Senior Vice
                                                       President and
                                                   Chief Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  March 4, 2004                       By        /s/ James S. Tisch
                                                ------------------------------
                                                (James S. Tisch, President and
                                                    Chief Executive Officer)



Dated:  March 4, 2004                       By       /s/ Peter W. Keegan
                                                ------------------------------
                                                (Peter W. Keegan, Senior Vice
                                                       President and
                                                   Chief Financial Officer)



Dated:  March 4, 2004                       By         /s/ Guy A. Kwan
                                                ------------------------------
                                                  (Guy A. Kwan, Controller)



Dated:  March 4, 2004                       By        /s/ Joseph L. Bower
                                                ------------------------------
                                                 (Joseph L. Bower, Director)



Dated:  March 4, 2004                       By         /s/ John Brademas
                                                ------------------------------
                                                  (John Brademas, Director)



Dated:  March 4, 2004                       By       /s/ Charles M. Diker
                                                ------------------------------
                                                 (Charles M. Diker, Director)

Dated:  March 4, 2004                       By       /s/ Paul J. Fribourg
                                                ------------------------------
                                                 (Paul J. Fribourg, Director)



Dated:  March 4, 2004                       By      /s/ Philip A. Laskawy
                                                ------------------------------
                                                (Philip A. Laskawy, Director)



Dated:  March 4, 2004                       By      /s/ Gloria R. Scott
                                                ------------------------------
                                                 (Gloria R. Scott, Director)



Dated:  March 4, 2004                       By      /s/ Andrew H. Tisch
                                                ------------------------------
                                                 (Andrew H. Tisch, Director)



Dated:  March 4, 2004                       By      /s/ Jonathan M. Tisch
                                                ------------------------------
                                                 (Jonathan M. Tisch, Director)



Dated:  March 4, 2004                       By      /s/ Preston R. Tisch
                                                ------------------------------
                                                 (Preston R. Tisch, Director)



Dated:  March 4, 2004                       By         /s/ Fred Wilpon
                                                ------------------------------
                                                   (Fred Wilpon, Director)

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


