Form 10-Q
period 2004-03-31
LOEWS CORP
filed 2004-04-30
CIK 60086

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

For the quarterly period ended March 31, 2004

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

                 Yes   X                      No
                     ------                      ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X                      No
                    ------                       ------

             Class                              Outstanding at April 23, 2004
------------------------------                  ------------------------------
Common stock, $1.00 par value                         185,488,800 shares
Carolina Group stock, $0.01 par value                  57,966,750 shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    March 31, 2004 and December 31, 2003                                    3

   Consolidated Condensed Statements of Income
    Three months ended March 31, 2004 and 2003                              4

   Consolidated Condensed Statements of Cash Flows
    Three months ended March 31, 2004 and 2003                              6

   Notes to Consolidated Condensed Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        63

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      122

  Item 4. Disclosure Controls and Procedures                              126

Part II. Other Information

  Item 1. Legal Proceedings                                               127

  Item 6. Exhibits and Reports on Form 8-K                                128

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(In millions)
                                                                         March 31,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $27,746.2 and $27,664.9            $29,015.1     $28,781.3
  Equity securities, cost of $504.8 and $593.1                               850.9         888.2
  Limited partnership investments                                          1,899.6       1,335.1
  Other investments                                                           45.4         245.6
  Short-term investments                                                  10,325.6      11,264.6
------------------------------------------------------------------------------------------------
   Total investments                                                      42,136.6      42,514.8
Cash                                                                         133.3         180.8
Receivables-net                                                           19,143.9      20,467.9
Property, plant and equipment-net                                          3,826.5       3,879.7
Deferred income taxes                                                        599.5         530.2
Goodwill                                                                     307.5         311.4
Other assets                                                               3,027.2       3,785.4
Deferred acquisition costs of insurance subsidiaries                       1,345.2       2,532.7
Separate account business                                                    745.0       3,678.0
Assets related to businesses held for sale                                 6,291.1
------------------------------------------------------------------------------------------------
   Total assets                                                          $77,555.8     $77,880.9
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense                                     $31,183.2     $31,730.2
  Future policy benefits                                                   4,503.4       8,160.9
  Unearned premiums                                                        4,832.6       4,891.5
  Policyholders' funds                                                     1,853.0         601.4
------------------------------------------------------------------------------------------------
   Total insurance reserves                                               42,372.2      45,384.0
Payable for securities purchased                                           2,893.7       2,147.7
Securities sold under agreements to repurchase                               370.6         441.8
Long-term debt, less unamortized discount                                  6,105.4       5,820.2
Reinsurance balances payable                                               3,328.7       3,432.0
Other liabilities                                                          3,482.4       4,251.3
Separate account business                                                    745.0       3,678.0
Liabilities related to businesses held for sale                            5,471.3
------------------------------------------------------------------------------------------------
   Total liabilities                                                      64,769.3      65,155.0
Minority interest                                                          1,664.7       1,671.6
Shareholders' equity                                                      11,121.8      11,054.3
------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                             $77,555.8     $77,880.9
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------
(In millions)
                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                             2004          2003
                                                                       -------------------------

Revenues:
  Insurance premiums                                                     $ 2,167.0   $  2,380.2
  Investment income, net of expense                                          493.6        456.6
  Investment losses                                                         (416.2)       (95.6)
  Manufactured products (including excise
   taxes of $156.1 and $156.9)                                               808.2        884.0
  Other                                                                      438.6        320.6
-----------------------------------------------------------------------------------------------
   Total                                                                  3,491.2      3,945.8
-----------------------------------------------------------------------------------------------

Expenses:
  Insurance claims and policyholders' benefits                            1,620.3      1,869.8
  Amortization of deferred acquisition costs                                433.2        458.2
  Cost of manufactured products sold                                        487.5        481.2
  Other operating expenses                                                  772.9        780.5
  Interest                                                                   99.1         73.7
-----------------------------------------------------------------------------------------------
   Total                                                                  3,413.0      3,663.4
-----------------------------------------------------------------------------------------------
                                                                             78.2        282.4
-----------------------------------------------------------------------------------------------
  Income tax expense                                                         45.4         93.1
  Minority interest                                                         (10.8)        (1.0)
-----------------------------------------------------------------------------------------------
   Total                                                                     34.6         92.1
-----------------------------------------------------------------------------------------------
Income from continuing operations                                            43.6        190.3
Discontinued operations-net                                                               (0.3)
-----------------------------------------------------------------------------------------------
Net income                                                              $    43.6    $   190.0
===============================================================================================

Net income attributable to:
  Loews common stock:
    Income from continuing operations                                   $     9.2    $   161.7
    Discontinued operations-net                                                           (0.3)
-----------------------------------------------------------------------------------------------
  Loews common stock                                                          9.2        161.4
  Carolina Group stock                                                       34.4         28.6
----------------------------------------------------------------------------------------------
   Total                                                                $    43.6    $   190.0
==============================================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
------------------------------------------------------------------------------------------------
(In millions, except per share data)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                       -------------------------
                                                                              2004         2003
                                                                       -------------------------

Income per share of Loews common stock:
 Income from continuing operations                                      $     0.05   $    0.87
 Discontinued operations-net
------------------------------------------------------------------------------------------------
  Net income                                                             $     0.05   $    0.87
================================================================================================
Net income per share of Carolina Group stock                             $     0.59   $    0.72
================================================================================================

Weighted average number of shares outstanding:
  Loews common stock                                                         185.47      185.45
  Carolina Group stock                                                        57.97       39.91

See accompanying Notes to Consolidated Condensed Financial Statements.


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(In millions)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -------------------------
                                                                              2004         2003
                                                                       -------------------------

Operating Activities:
Net income                                                              $     43.6   $    190.0
Adjustments to reconcile net income to net cash
 provided (used) by operating activities-net                                 348.2        143.5
Changes in operating assets and liabilities-net:
  Reinsurance receivable                                                     284.0       (235.7)
  Other receivables                                                         (108.8)      (182.0)
  Federal income taxes                                                       133.5        (33.7)
  Prepaid reinsurance premiums                                               103.5       (116.7)
  Deferred acquisition costs                                                  10.3        (56.8)
  Insurance reserves and claims                                             (365.0)       527.9
  Reinsurance balances payable                                               (71.5)        28.0
  Other liabilities                                                         (520.1)      (339.6)
  Trading securities                                                         107.6       (170.3)
  Other-net                                                                  (13.6)        59.3
-----------------------------------------------------------------------------------------------
                                                                             (48.3)      (186.1)
------------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of fixed maturities                                          (16,863.3)   (20,029.3)
  Proceeds from sales of fixed maturities                                 11,534.3     15,727.3
  Proceeds from maturities of fixed maturities                             2,988.0      3,536.2
  Securities sold under agreements to repurchase                             (71.2)       117.8
  Purchases of equity securities                                             (45.5)      (121.1)
  Proceeds from sales of equity securities                                    40.8         73.5
  Change in short-term investments                                         2,237.5      1,270.6
  Purchases of property, plant and equipment                                 (59.7)      (177.1)
  Proceeds from sales of property, plant and equipment                         1.3          0.1
  Change in other investments                                                 15.0          6.1
------------------------------------------------------------------------------------------------
                                                                            (222.8)       404.1
------------------------------------------------------------------------------------------------

Financing Activities:
  Dividends paid to Loews shareholders                                       (54.2)       (45.7)
  Dividends paid to minority interests                                        (3.7)        (7.5)
  Issuance of Loews common stock                                               1.2          0.2
  Principal payments on long-term debt                                       (23.3)      (129.3)
  Issuance of long-term debt                                                 297.4
  Withdrawals of policyholder account balances                                 6.0         (7.0)
  Other                                                                        0.2         (0.6)
------------------------------------------------------------------------------------------------
                                                                             223.6       (189.9)
------------------------------------------------------------------------------------------------
Net change in cash                                                           (47.5)        28.1
Cash, beginning of period                                                    180.8        185.4
------------------------------------------------------------------------------------------------
Cash, end of period                                                      $   133.3    $   213.5
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  Basis of Presentation

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty insurance (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC) ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company", "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003 and the statements of income and changes in cash flows for the three months ended March 31, 2004 and 2003.

  Results of operations for the first three months of each of the years is not necessarily indicative of results of operations for that entire year.

  Reference is made to the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders on Form 10-K/A which should be read in conjunction with these consolidated condensed financial statements.

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2004.

  Accounting Changes - In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The adoption of FIN 46R did not have a significant impact on the results of operations or equity of the Company.

  In July of 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year, therefore prior year amounts have not been conformed to the current year presentation.

  The Company adopted SOP 03-01 as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities in the Consolidated Condensed Balance Sheets. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Condensed Statements of Income. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified within these financial statements. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value with both the net realized and unrealized gains (losses) included within investment income, in the Consolidated Condensed Statements of Income.

  CNA continues to have contracts that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

  The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities.

                                                                    March 31,         January 1,
                                                                     2004 (a)               2004
------------------------------------------------------------------------------------------------
(In millions)

Assets
Investments:
 Fixed maturity securities, available-for-sale                     $ 1,245.0          $  1,220.0
 Fixed maturity securities, trading                                    393.0               304.0
 Equity securities                                                       4.0                 4.0
 Limited partnerships                                                  463.0               419.0
 Short term investments, available-for-sale                             47.0                55.0
 Short term investments, trading                                       389.0               414.0
------------------------------------------------------------------------------------------------
 Total investments                                                   2,541.0             2,416.0
Accrued investment income                                               12.0                13.0
Receivables for securities sold                                         83.0                97.0
Other assets                                                                                 1.0
------------------------------------------------------------------------------------------------
 Total assets                                                      $ 2,636.0           $ 2,527.0
================================================================================================

Liabilities
Insurance reserves:
 Claim and claim adjustment expense                                $     1.0           $     1.0
 Future policy benefits                                                605.0               617.0
 Policyholders' funds                                                1,345.0             1,324.0
 Collateral on loaned securities and derivatives                         2.0                17.0
 Payables for securities purchased                                     101.0                43.0
 Other liabilities                                                      62.0                47.0
------------------------------------------------------------------------------------------------
 Total liabilities                                                 $ 2,116.0           $ 2,049.0
================================================================================================

(a) Includes $73.0 of Investments and $72.0 of Future Policy Benefits reserves transferred to
    Assets and Liabilities Related to Businesses Held for Sale. See Note 16.

  In December of 2003, the FASB issued a revised version of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132 made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132 requires disclosure of certain plan information on a quarterly basis in interim financial statements. This quarterly report includes the disclosure of plan information required for interim financial statements (see Note 11).

  In January of 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS No. 106 - and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on its other postretirement benefit plan and its participants, and has elected the one-time deferral. The Company's accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 does not reflect the effects of the Medicare Prescription Drug Act.

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

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Income, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net income and the related basic and diluted income per Loews common and Carolina Group shares would have been as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -------------------------
                                                                           2004            2003
                                                                       -------------------------
                                                                             (In millions,
                                                                         except per share data)
Net income:

Loews common stock:
  Net income as reported                                                 $     9.2    $   161.4
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net                                           (1.3)        (1.3)
------------------------------------------------------------------------------------------------
  Pro forma net income                                                   $     7.9     $  160.1
================================================================================================

Carolina Group stock:
  Net income as reported                                                 $    34.4    $    28.6
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net
------------------------------------------------------------------------------------------------
  Pro forma net income                                                   $    34.4    $    28.6
================================================================================================

Net income per share:

Loews common stock:
  As reported                                                            $    0.05    $    0.87
  Pro forma                                                                   0.04         0.86
Carolina Group stock:
  As reported                                                                 0.59         0.72
  Pro forma                                                                   0.59         0.72
================================================================================================

  Comprehensive Income - Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2004 and 2003, comprehensive income totaled $120.9 and $385.6 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

                                                                            Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                           2004            2003
                                                                       -------------------------
                                                                             (In millions)
Investment income consisted of:
  Fixed maturity securities                                              $   408.6    $   429.4
  Short-term investments                                                      15.1         28.5
  Limited partnerships                                                        86.1         25.0
  Equity securities                                                            5.1          5.3
  Interest expense on funds withheld and other deposits                      (49.8)       (46.7)
  Other                                                                       37.8         34.7
------------------------------------------------------------------------------------------------
Total investment income                                                      502.9        476.2
Investment expenses                                                           (9.3)       (19.6)
------------------------------------------------------------------------------------------------
Investment income, net of expense                                        $   493.6    $   456.6
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                                                 $    (1.9)   $     6.7
  Equity securities, including short positions                                32.3        (37.3)
------------------------------------------------------------------------------------------------
                                                                              30.4        (30.6)
Other than trading:
  Fixed maturities                                                           138.5        (35.9)
  Equity securities                                                           11.1
  Short?term investments                                                       0.1          5.3
  Other (a)                                                                 (596.3)       (34.4)
------------------------------------------------------------------------------------------------
Investment losses                                                           (416.2)       (95.6)
Income tax benefit                                                           110.1         34.1
Minority interest                                                             29.1          4.9
------------------------------------------------------------------------------------------------
Investment losses-net                                                    $  (277.0)   $   (56.6)
================================================================================================

(a) Includes an impairment loss of $565.9 ($368.3 after tax and minority interest) related to CNA's planned sale of its individual life insurance business.

  Realized investment losses included $255.0 million of pretax impairment losses for the three months ended March 31, 2003. These impairment losses were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. There were no impairment losses for other than temporary declines in fair value for fixed maturity and equity securities for the three months ended March 31, 2004.

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2004 and 2003, income per common share assuming dilution is the same as basic income per share because the impact of securities that could potentially dilute basic income per common share was insignificant or antidilutive for the periods presented.

  Options to purchase 0.31 and 0.81 million shares of Loews common stock were outstanding at March 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.17 and 0.34 million shares of Carolina Group stock were outstanding at March 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income to each class of common stock was as follows:


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -------------------------
                                                                           2004            2003
                                                                       -------------------------
                                                                              (In millions)

Loews common stock:

  Consolidated net income                                                $    43.6    $   190.0
  Less income attributable to Carolina Group stock                           (34.4)       (28.6)
------------------------------------------------------------------------------------------------
  Income attributable to Loews common stock                              $     9.2    $   161.4
================================================================================================

Carolina Group stock:

  Income available to Carolina Group stock                               $   103.0    $   124.4
  Weighted average economic interest of the Carolina Group stock             33.43%       23.01%
------------------------------------------------------------------------------------------------
  Income attributable to Carolina Group stock                            $    34.4    $    28.6
================================================================================================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  The Company has a two class common stock structure which includes Loews common stock and Carolina Group stock. Carolina Group stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at March 31,
2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  As of March 31, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
March 31, 2004        Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $ 1,128.7  $   100.0  $ 1,228.7  $ 40,907.9                   $  42,136.6
Cash                         3.2        0.2        3.4       129.9                         133.3
Receivables-net             20.9                  20.9    19,149.8  $    (26.8) (a)     19,143.9
Property, plant and
 equipment-net             229.3                 229.3     3,597.2                       3,826.5
Deferred income taxes      441.9                 441.9       157.6                         599.5
Goodwill                                                     307.5                         307.5
Other assets               411.8                 411.8     2,615.4                       3,027.2
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,528.8    (1,998.3) (a)
                                                                         469.5  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              1,345.2                       1,345.2
Separate account
 business                                                    745.0                         745.0
Assets related to
 businesses held for
 sale                                                      6,291.1                       6,291.1
------------------------------------------------------------------------------------------------
Total assets           $ 2,235.8  $   100.2  $ 2,336.0  $ 76,775.4  $ (1,555.6)      $  77,555.8
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 42,372.2                  $  42,372.2
Payable for securities
 purchased                                                 2,893.7                      2,893.7
Securities sold under
 agreements to
 repurchase                                                  370.6                        370.6
Long-term debt, less
 unamortized discounts            $ 1,998.3  $ 1,998.3     6,105.4  $ (1,998.3) (a)     6,105.4
Reinsurance balances
 payable                                                   3,328.7                      3,328.7
Other liabilities      $ 1,026.5       16.4    1,042.9     2,466.3       (26.8) (a)     3,482.4
Separate account
 business                                                    745.0                        745.0
Liabilities related
 to businesses held
 for sale                                                  5,471.3                      5,471.3
------------------------------------------------------------------------------------------------
Total liabilities        1,026.5   2,014.7     3,041.2    63,753.2    (2,025.1)        64,769.3
Minority interest                                          1,664.7                      1,664.7
Shareholders' equity     1,209.3  (1,914.5)     (705.2)   11,357.5       469.5  (b)    11,121.8
------------------------------------------------------------------------------------------------
Total liabilities
 and shareholders'
 equity                $ 2,235.8 $   100.2  $  2,336.0 $  76,775.4 $  (1,555.6)    $   77,555.8
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

Loews and Carolina Group
Consolidating Condensed Statement of Income Information


                               Carolina Group                        Adjustments
Three Months Ended    ----------------------------------   Loews         and
March 31, 2004        Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $ 2,167.0                   $   2,167.0
Investment income,
 net                   $     8.0  $     0.4  $     8.4      525.5   $  (40.3) (a)         493.6
Investment gains
 (losses)                                                  (416.2)                       (416.2)
Manufactured products      767.9                 767.9       40.3                         808.2
Other                       (0.2)                 (0.2)     438.8                         438.6
-----------------------------------------------------------------------------------------------
Total                      775.7        0.4      776.1    2,755.4      (40.3)           3,491.2
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders'
 benefits                                                 1,620.3                       1,620.3
Amortization of
 deferred acquisition
 costs                                                      433.2                         433.2
Cost of manufactured
 products sold             467.3                 467.3       20.2                         487.5
Other operating
 expenses (b)               99.6        0.1       99.7      673.2                         772.9
Interest                               40.3       40.3       99.1      (40.3)(a)           99.1
------------------------------------------------------------------------------------------------
Total                      566.9       40.4      607.3    2,846.0      (40.3)           3,413.0
------------------------------------------------------------------------------------------------
                           208.8      (40.0)     168.8      (90.6)                         78.2
------------------------------------------------------------------------------------------------
Income tax (benefit)
 expense                    81.4      (15.6)      65.8      (20.4)                         45.4
Minority interest                                           (10.8)                        (10.8)
------------------------------------------------------------------------------------------------
Total                       81.4      (15.6)      65.8      (31.2)                         34.6
------------------------------------------------------------------------------------------------
Income from operations     127.4      (24.4)     103.0      (59.4)                         43.6
Equity in earnings
 of the Carolina Group                                       68.6     (68.6)(c)
------------------------------------------------------------------------------------------------
Net income             $   127.4  $   (24.4)  $  103.0   $    9.2  $  (68.6)        $      43.6
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  Includes $0.1 of expenses allocated by Loews Group to the Carolina Group for services provided pursuant to a services agreement, which eliminate in these consolidating statements.
(c)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information


                               Carolina Group                        Adjustments
Three Months Ended    ----------------------------------   Loews         and
March 31, 2003        Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                        $ 2,380.2                  $  2,380.2
Investment income,
 net                 $     7.9    $  0.6     $   8.5          496.3  $   (48.2) (a)       456.6
Investment gains
 (losses)                  0.3                   0.3          (95.9)                      (95.6)
Manufactured
 products                844.2                 844.2           39.8                       884.0
Other                     (0.2)                 (0.2)         320.8                       320.6
------------------------------------------------------------------------------------------------
Total                    852.2       0.6       852.8        3,141.2      (48.2)         3,945.8
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders'
 benefits                                                   1,869.8                     1,869.8
Amortization of
 deferred
 acquisition costs                                            458.2                       458.2
Cost of
 manufactured
 products sold           459.7                 459.7           21.5                       481.2
Other operating
 expenses (b)            141.2       0.1       141.3          639.2                       780.5
Interest                            48.2        48.2           73.7      (48.2) (a)        73.7
------------------------------------------------------------------------------------------------
Total                    600.9      48.3       649.2        3,062.4      (48.2)         3,663.4
------------------------------------------------------------------------------------------------
                         251.3     (47.7)      203.6           78.8                       282.4
------------------------------------------------------------------------------------------------
Income tax (benefit)
 expense                  97.8     (18.6)       79.2           13.9                        93.1
Minority interest                                              (1.0)                       (1.0)
------------------------------------------------------------------------------------------------
Total                     97.8     (18.6)       79.2           12.9                        92.1
------------------------------------------------------------------------------------------------
Income from
 operations              153.5     (29.1)      124.4           65.9                       190.3
Equity in earnings
 of the Carolina Group                                         95.8      (95.8) (c)
------------------------------------------------------------------------------------------------
Income from continuing
 opeations               153.5     (29.1)      124.4          161.7      (95.8)           190.3
Discontinued
 operations-net                                                (0.3)                       (0.3)
------------------------------------------------------------------------------------------------
Net income           $   153.5  $  (29.1)  $   124.4       $  161.4  $   (95.8)       $   190.0
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

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                               Carolina Group                        Adjustments
Three Months Ended    ----------------------------------   Loews         and
March 31, 2004        Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash (used)
 provided by
 operating
 activities          $ (252.4)    $   (25.4)  $ (277.8) $    282.0  $   (52.5)       $    (48.3)
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment          (18.2)                   (18.2)      (41.5)                       (59.7)
Proceeds from sales
 of property and
 equipment                0.4                      0.4         0.9                          1.3
Change in short-term
 investments            409.9                    409.9     1,827.6                      2,237.5
Other investing
 activities                                               (2,368.1)     (33.8)         (2,401.9)
------------------------------------------------------------------------------------------------
                        392.1                    392.1      (581.1)     (33.8)           (222.8)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders          (138.0)         59.1      (78.9)      (27.8)      52.5             (54.2)
Reduction of
 intergroup notional
 debt                                 (33.8)     (33.8)                  33.8
Other financing
 activities                                                  277.8                        277.8
------------------------------------------------------------------------------------------------
                       (138.0)         25.3     (112.7)      250.0       86.3             223.6
------------------------------------------------------------------------------------------------
Net change in cash        1.7          (0.1)       1.6       (49.1)                       (47.5)
Cash, beginning of
 period                   1.5           0.3        1.8       179.0                        180.8
------------------------------------------------------------------------------------------------
Cash, end of period  $    3.2     $     0.2   $    3.4  $    129.9                   $    133.3
================================================================================================

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                               Carolina Group                        Adjustments
Three Months Ended    ----------------------------------   Loews         and
March 31, 2003        Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash used by
 operating
 activities          $   (56.5)   $  (30.1)  $  (86.6)  $    (40.1) $   (59.4)       $   (186.1)
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment            (7.2)                  (7.2)      (169.9)                      (177.1)
Change in short-term
 investments             234.0         0.3      234.3      1,036.3                      1,270.6
Other investing
 activities                                                 (625.5)     (63.9)           (689.4)
------------------------------------------------------------------------------------------------
                         226.8         0.3      227.1        240.9      (63.9)            404.1
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders           (171.0)       93.8      (77.2)       (27.9)      59.4             (45.7)
Reduction of
 intergroup notional
 debt                                (63.9)     (63.9)                   63.9
Other financing
 activities                                                 (144.2)                      (144.2)
------------------------------------------------------------------------------------------------
                        (171.0)       29.9     (141.1)      (172.1)     123.3            (189.9)
------------------------------------------------------------------------------------------------
Net change in cash        (0.7)        0.1       (0.6)        28.7                         28.1
Cash, beginning of
 period                    2.0         0.2        2.2        183.2                        185.4
------------------------------------------------------------------------------------------------
Cash, end of period  $     1.3    $    0.3   $    1.6   $    211.9                   $    213.5
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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in investment income, was $50.0 and $47.0 million for the three months ended March 31, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,732.0 and $2,789.0 million at March 31, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  Amounts receivable from reinsurers were $14,829.0 and $16,253.8 million at March 31, 2004 and December 31, 2003. Of these amounts, $642.0 and $813.0 million were billed to reinsurers as of March 31, 2004 and December 31, 2003, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and IBNR reserves and future policyholder benefits ceded under reinsurance contracts.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $590.4 and $572.6 million at March 31, 2004 and December 31, 2003.

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

                                                                                        Assumed/
                                           Direct     Assumed     Ceded        Net        Net%
                                          ------------------------------------------------------
                                                   Three Months Ended March 31, 2004
                                          ------------------------------------------------------

Property and casualty                     $2,643.0   $   78.0    $  863.0   $ 1,858.0       4.2%
Accident and health                          342.0       16.0       155.0       203.0       7.9%
Life                                         240.0                  134.0       106.0
                                          ------------------------------------------------------
Total earned premiums                     $3,225.0   $   94.0    $1,152.0   $ 2,167.0       4.3%
                                          ======================================================
                                                     Three Months Ended March 31, 2003
                                          ------------------------------------------------------

Property and casualty                     $ 2,638.0   $  161.0   $  981.0   $ 1,818.0       8.9%
Accident and health                           388.0       37.0       24.0       401.0       9.2
Life                                          258.0        5.0      102.0       161.0       3.1
                                          ------------------------------------------------------
Total earned premiums                     $ 3,284.0   $  203.0   $1,107.0   $ 2,380.0       8.5%
                                          ======================================================

  Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 are $20.0 and $13.0 million of interest charges from the aggregate cover.

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were fully utilized. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 is $11.0 and $8.0 million of interest charges from the CCC Cover.

6.  Receivables

                                                                         March 31,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                             $14,829.0     $16,253.8
Other insurance                                                           3,121.7       3,070.4
Security sales                                                            1,132.8         890.7
Accrued investment income                                                   318.8         343.3
Federal income taxes                                                        391.6         517.4
Other                                                                       337.9         348.4
-----------------------------------------------------------------------------------------------
Total                                                                    20,131.8      21,424.0

Less:  Allowance for doubtful accounts on reinsurance receivables           590.4         572.6
       Allowance for other doubtful accounts and cash discounts             397.5         383.5
-----------------------------------------------------------------------------------------------
Receivables-net                                                         $19,143.9     $20,467.9
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

  Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in CNA's results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company.

Asbestos, Environmental Pollution and Mass Tort ("AMPT") Reserves

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

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


                                                  March 31, 2004            December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                              Asbestos      Mass Tort    Asbestos    Mass Tort
------------------------------------------------------------------------------------------------
(In millions)

Gross reserves                              $ 3,262.0      $   801.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,550.0)        (260.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------

Net reserves                                $ 1,712.0      $   541.0    $ 1,767.0      $  577.0
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

  As of March 31, 2004 and December 31, 2003, CNA carried approximately $1,712.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables for reported and unreported asbestos-related claims. There was $9.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and no asbestos-related net claim and claim adjustment expense development for the same period in 2003. CNA paid asbestos-related claims, net of reinsurance recoveries, of $64.0 and $39.0 million for the three months ended March 31, 2004 and 2003.

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

  CNA is engaged in insurance coverage litigation with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York state court (Continental Casualty Co. v. Nationwide Indemnity Co. et al., No. 601037/03 ("N.Y. County")). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey's involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 74,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims.

The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

  CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policy holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy.

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

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,400 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first quarter of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations and/or equity.

  As of March 31, 2004 and December 31, 2003, CNA carried approximately $541.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36.0 and $25.0 million for the three months ended March 31, 2004 and 2003.

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

Net Prior Year Development

  Favorable net prior year development of $1.0 million, including $17.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $18.0 million of favorable premium development, was recorded for the three months ended March 31, 2004. Unfavorable net prior year development of $27.0 million, including $93.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $66.0 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNA were $31,183.2 and $31,730.2 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNA were $17,190.0 and $17,514.0 million at March 31, 2004 and December 31, 2003.

  Unfavorable net prior year development of approximately $47.0 million was recorded for the three months ended March 31, 2003, related to certain programs written in Excess & Surplus ("E&S"). One E&S program, covering facilities that provide services to developmentally disabled individuals, accounted for approximately $10.0 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during the first quarter of 2003, with most of the unfavorable net prior year development from accident years 1999 and 2000. Another E&S program, which accounts for approximately $25.0 million of E&S unfavorable net prior year development, covers tow truck and ambulance operators in the 2000 and 2001 accident years. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program. Approximately $12.0 million of unfavorable net prior year development was recorded during 2003 related to a specific large loss.

  Partially offsetting the unfavorable net prior year development in E&S was favorable net prior year development recorded in property lines during 2003. The favorable net prior year development was principally from accident years 2001 and 2002 and was the result of the low number of large losses in recent years.

8.  Shareholders' Equity

                                                                        March 31,   December 31,
                                                                            2004           2003
-----------------------------------------------------------------------------------------------
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,486,300 and 185,447,050 shares         $   185.5     $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 58,306,750 and 58,305,000 shares                                 0.6           0.6
Additional paid-in capital                                                1,514.4       1,513.7
Earnings retained in the business                                         8,591.5       8,602.1
Accumulated other comprehensive income                                      837.5         760.2
-----------------------------------------------------------------------------------------------
                                                                         11,129.5      11,062.0
Less treasury stock, at cost (340,000 shares of Carolina Group stock)         7.7           7.7
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                              $11,121.8     $11,054.3
===============================================================================================

9.  Significant Transactions

Texas Gas Transmission, LLC

  As previously discussed in the Company's 2003 Annual Report on Form 10-K/A, in May of 2003, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT"), acquired Texas Gas from The Williams Companies, Inc.
("Williams").

  The following unaudited pro forma financial information is presented as if Texas Gas had been acquired as of January 1, 2003. The pro forma amounts include certain adjustments, including a reduction of depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt by Texas Gas and TGT, and redemption of $132.7 million principal amount of Texas Gas's existing notes; and the related tax effect of these items. The pro forma amounts do not reflect any adjustments related to the separation of Texas Gas from Williams for certain services provided by Williams under a transition services agreement.

                                                            Three Months Ended
                                                               March 31, 2003
------------------------------------------------------------------------------
(In millions, except per share data)

Total revenues                                                     $   4,031.6
Income from continuing operations                                        219.4
Net income                                                               219.1

Income per share of Loews common stock:
  Income from continuing operations                                       1.03
  Net income                                                              1.03
==============================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of future results of operations.

Personal Insurance Transaction

  As part of the sale of CNA's personal insurance business to The Allstate Corporation on October 1, 1999, CNA shares in indemnity and claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceed the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's remaining obligation with respect to indemnity and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the Company's results of operations for the three months ended March 31, 2004.

10.  Statutory Accounting Practices

  CNA's insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders' equity relating to fixed maturity securities. The National Association of Insurance Commissioners ("NAIC") developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

  Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund CNA's 2004 debt service and principal repayment requirements.

                                                                Statutory Net Income (Loss) (a)
                              Statutory Capital and Surplus     -------------------------------
                              ------------------------------        Three Months Ended March 31,
                                March 31,    December 31,       --------------------------------
Unaudited                           2004            2003                2004           2003
------------------------------------------------------------    --------------------------------
(In millions)

Property and
 casualty companies            $ 6,606.0       $ 6,170.0            $   176.0      $   59.0
Life insurance
 companies                         719.0           707.0                303.0         (91.0)
------------------------------------------------------------------------------------------------
(a) Statutory net income (loss) includes the life insurance subsidiaries in 2004, and the life and group insurance subsidiaries in 2003.

11.  Benefit Plans

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

  The Company's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations.

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

  Net periodic benefit cost components:

                                                Pension Benefits   Other Postretirement Benefits
                                             ---------------------------------------------------
Three Months Ended March 31                     2004         2003        2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Service cost                                  $ 15.0       $ 13.2      $  3.7          $  3.2
Interest cost                                   60.2         51.6        11.0             9.5
Expected return on plan assets                 (64.4)       (54.2)       (1.3)           (0.8)
Amortization of unrecognized
  net loss (gain)                                0.7          0.4        (0.2)           (0.9)
Amortization of unrecognized prior
  service cost                                   1.9          2.3        (5.4)           (4.5)
Actuarial loss                                   6.7          1.6         1.6             1.0
------------------------------------------------------------------------------------------------
Net periodic benefit cost                     $ 20.1       $ 14.9      $  9.4          $  7.5
================================================================================================

12.  Business Segments

  The Company's reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA Financial, are included in the Corporate and other segment.

  As a result of CNA's decision to focus on property and casualty operations and to exit certain businesses, the Company revised its reportable segment structure to reflect changes in CNA's core operations and how it makes business decisions. CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in Life and Group Non-Core Segment and Other Insurance Segment. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. This segment includes the results of the individual life business which is to be sold. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

  The changes made to the Company's reportable segments were as follows: 1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; 2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; 4) CNA Re (formerly included in the Propety and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; 5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; 6) certain run-off life and group operations formerly included in the Other Insurance segment are now included in the Life and Group Non-Core segment.

  In addition, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and other segment.

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

  The Corporate and other segment consists primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, as well as the operations of Bulova Corporation which distributes and sells watches and clocks, equity earnings from shipping operations, corporate interest expenses and other corporate administrative costs.

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

  The following tables set forth the Company's consolidated revenues and income by business segment:

<CAPION>
                                                                           Three Months Ended
                                                                                March 31,
------------------------------------------------------------------------------------------------
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Revenues (a):
  CNA Financial:
   Standard Lines                                                        $ 1,492.7    $ 1,426.2
   Specialty Lines                                                           636.7        497.7
   Life and Group Non-core                                                     7.9        725.7
   Other Insurance                                                           130.3        195.9
------------------------------------------------------------------------------------------------
   Total CNA Financial                                                     2,267.6      2,845.5
  Lorillard                                                                  775.7        851.9
  Loews Hotels                                                                80.7         73.0
  Diamond Offshore                                                           185.9        152.0
  Texas Gas                                                                   86.0
  Corporate and other                                                         95.3         23.4
------------------------------------------------------------------------------------------------
  Total                                                                  $ 3,491.2    $ 3,945.8
================================================================================================

Pretax income (loss)(a):
  CNA Financial:
    Standard Line                                                        $   206.6    $    57.0
    Specialty Lines                                                          133.4         76.8
    Life and Group Non-core                                                 (534.3)       (61.6)
    Other Insurance                                                           28.4         35.8
------------------------------------------------------------------------------------------------
    Total CNA Financial                                                     (165.9)       108.0
  Lorillard                                                                  208.8        251.0
  Loews Hotels                                                                11.3          8.5
  Diamond Offshore                                                           (16.1)       (28.8)
  Texas Gas                                                                   43.1
  Corporate and other                                                         (3.0)       (56.3)
------------------------------------------------------------------------------------------------
  Total                                                                  $    78.2    $   282.4
================================================================================================

Net income (loss)(a):
  CNA Financial:
    Standard Lines                                                       $   138.3    $    41.9
    Specialty Lines                                                           80.5         44.7
    Life and Group Non-core                                                 (346.4)       (34.9)
    Other Insurance                                                           19.6         27.8
------------------------------------------------------------------------------------------------
    Total CNA Financial                                                     (108.0)        79.5
  Lorillard                                                                  127.4        153.3
  Loews Hotels                                                                 6.9          5.4
  Diamond Offshore                                                            (6.9)       (12.1)
  Texas Gas                                                                   26.0
  Corporate and other                                                         (1.8)       (35.8)
------------------------------------------------------------------------------------------------
  Income from continuing operations                                           43.6        190.3
  Discontinued operations-net                                                              (0.3)
-----------------------------------------------------------------------------------------------
  Total                                                                  $    43.6     $  190.0
===============================================================================================

  (a) Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

                                                                           Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Revenues and pretax income (loss):
  CNA Financial:
    Standard Lines                                                       $  56.9        $   7.0
    Specialty Lines                                                         20.3            2.9
    Life and Group Non-core                                               (558.4)        (104.4)
    Other Insurance                                                         26.2           18.4
------------------------------------------------------------------------------------------------
Total CNA Financial                                                       (455.0)         (76.1)
Corporate and other                                                         38.8          (19.5)
------------------------------------------------------------------------------------------------
Total                                                                    $(416.2)       $ (95.6)
================================================================================================

Net income (loss):
  CNA Financial:
    Standard Lines                                                       $  34.2        $   2.2
    Specialty Lines                                                         11.9            1.2
    Life and Group Non-core                                               (363.9)         (61.1)
    Other Insurance                                                         15.6           13.8
------------------------------------------------------------------------------------------------
Total CNA Financial                                                       (302.2)         (43.9)
Corporate and other                                                         25.2          (12.7)
------------------------------------------------------------------------------------------------
Total                                                                    $(277.0)       $ (56.6)
================================================================================================

13.  Legal Proceedings

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

California Wage and Hour Litigation

  Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of CNA, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev'd, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6,
2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. CNA intends to vigorously contest these claims. Based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of CNA, although results of operations may be adversely affected.

  See Note 7 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

Non-Insurance

TOBACCO RELATED

Tobacco Related Product Liability Litigation

  Approximately 4,250 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,825 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,450 cases are pending, including approximately 1,075 cases against Lorillard. The 1,450 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 925 of the approximately 1,000 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,725 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Twelve of these cases are pending against Lorillard. Lorillard is not a defendant in approximately 25 additional class actions that are pending against other cigarette manufacturers and assert claims on behalf of smokers or purchasers of "light" cigarettes.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in 12 of the 14 pending Reimbursement cases. Lorillard and the Company also are named as defendants in a case pending in Israel.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the six pending Contribution cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 500 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 175 of the 500 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in six of the actions.

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

CONVENTIONAL PRODUCT LIABILITY CASES ?- Approximately 1,450 cases are pending in the United States, including approximately 1,075 cases against Lorillard. The 1,450 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 925 of the approximately 1,000 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in three of the pending cases.

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

  As of April 23, 2004, appeals were pending in twelve cases in which verdicts had been returned in favor of the plaintiffs. In one additional case, all post-verdict issues had not been resolved by April 23, 2004, and the case remains before the trial court. In another matter, as discussed in the paragraph above, a jury's verdict in favor of the plaintiffs was overruled by the trial court as it was not supported by the evidence, and the court of appeals has affirmed the judgment that was entered in favor of the defendant following trial. Neither the Company nor Lorillard were defendants in any of these cases. These 14 cases, and the verdict amounts, are below:

  Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent, which is expected to reduce the award to $175,000, although plaintiff has filed a motion requesting that the award be increased above the amount awarded by the jury. The jury also found in its December of

2003 verdict that defendants' conduct permitted an award of punitive damages. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. As of April 23, 2004, the court had not ruled on the parties post-trial motions and a final judgment had not been entered.

  Thompson v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). During November of 2003, the jury awarded actual damages and damages for loss of consortium to the plaintiffs and did not award punitive damages. The final judgment entered by the court reflects the jury's findings that the smoker was 50% contributorily negligent and, as a result, awarded the plaintiffs $1.1 million in damages. Defendants have appealed.

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

  Kenyon v. R.J. Reynolds Tobacco Company (Circuit Court, Hillsborough County, Florida). During December of 2001, plaintiff was awarded $165,000 in actual damages. During 2003, the Florida Court of Appeal affirmed the judgment in favor of the plaintiff and denied R.J. Reynolds' subsequent attempt to seek further review of the ruling. R.J. Reynolds has paid approximately $200,000 in damages and interest to the plaintiff. R.J. Reynolds pursued simultaneous appeals to the Florida Supreme Court and the U.S. Supreme Court. During January of 2004, the U.S. Supreme Court denied R.J. Reynolds' petition for writ of certiorari. During April of 2004, the Florida Supreme Court denied R.J. Reynolds' other petition.

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

  Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, San Francisco County, California). During March of 2000, plaintiffs were awarded $1.0 million in economic damages, $500,000 in noneconomic damages, $250,000 in loss of consortium and $20.0 million in punitive damages from Philip Morris and R.J. Reynolds. During April of 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. Plaintiffs have sought rehearing of this decision.

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

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. The California Supreme Court has agreed to review the case.

  Defense verdicts have been returned in the following twelve matters since January 1, 2002. Neither Lorillard nor the Company are defendants in any of these cases. As of April 23, 2004, either appeals were pending or all post-verdict activity had not been concluded in four of these cases.

  Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire). During November of 2003, the jury returned a verdict in favor of the defendant. As of April 23, 2004, the court had not ruled on plaintiff's motion to set aside the verdict and for new trial.

  Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

  Reller v. Philip Morris USA (Superior Court, Los Angeles County, California). During July of 2003, the jury found that a smoker's lung cancer was caused by smoking but declined to award damages. The jury did not reach a verdict as to one of the claims that was submitted to it. Trial of that claim has been scheduled for January of 2005. A judgment reflecting the July of 2003 verdict will not be entered until the remaining claim is resolved.

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. Plaintiff has appealed.

  In eight cases in which defendants prevailed at trial after January 1, 2002, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These eight matters and the dates of the verdicts are Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); Conley v. R.J. Reynolds Tobacco Co., et al. (U.S. District Court, Northern District of California, December of 2002); Tune
v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); and Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island, March of 2002). Lorillard was not a defendant in any of these eight matters.

  In addition to the cases listed above, one case was pending on appeal against Lorillard from a verdict that was returned in favor of the defendants before 2002:

  Tompkin v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio). Lorillard is a defendant in this matter. A defense verdict was returned during October of 2001. During March of 2004, the U.S. Court of Appeals for the Sixth Circuit rejected plaintiff's appeal and affirmed the verdict. As of April 23, 2004, the time for plaintiff to seek further review of the verdict had not expired.

  As of April 23, 2004, trial was proceeding in one Conventional Product Liability case in the United States. Neither Lorillard nor the Company are defendants in this matter. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2004 and beyond. As of April 23, 2004, Lorillard is a defendant in three cases scheduled for trial during 2004. A trial involving the approximately 1,000 consolidated cases pending against Lorillard and the other major tobacco companies in the Circuit Court of Ohio County, West Virginia, is scheduled for March 21, 2005. As of April 23, 2004, the Company is not a defendant in any of the cases scheduled for trial during 2004. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of April 23, 2004, approximately 2,725 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  As of April 23, 2004, the judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

  Lorillard has been a defendant in each of the six flight attendant cases in which verdicts have been returned. In one of the six trials, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. Defendants have noticed an appeal from this verdict and plaintiff has noticed a cross-appeal. Defendants have prevailed in the five other trials. In one of them, the court granted plaintiff's motion for new trial and defendants have appealed. Both of the cases tried during 2003 ended in defense verdicts. Plaintiffs did not appeal either of the cases tried during 2003.

  As of April 23, 2004, one flight attendant case was scheduled for trial during 2004. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in 12 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. Many of these 25 cases assert claims on behalf of smokers or purchasers of "light" cigarettes.

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

  The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see "Settlement of State Reimbursement Litigation" below). The court subsequently denied plaintiffs' motion for rehearing. As of April 23, 2004, the Florida Supreme Court had not agreed to review the case, as plaintiffs have requested. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the appeals court's decision should be upheld upon further appeals.

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

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2004, Lorillard, Inc. had a balance sheet net worth of approximately $1.2 billion.

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

  Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). The court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. The trial is proceeding in phases. In its phase one verdict, which was returned in July of 2003, the jury found in favor of the defendants as to the primary relief sought by the certified class, medical monitoring. The jury also rejected plaintiffs' design defect claims. However, the jury found in favor of the class as to certain claims, including whether defendants failed to disclose the addictiveness of nicotine, whether defendants marketed to children, and whether smoking cessation methods and aids exist that would assist smokers in quitting. The second phase began in March of 2004 and was continuing as of April 23, 2004. In this phase of the trial the jury will determine the scope, administration and cost of a statewide smoking cessation program and award an amount sufficient to fund such a program. Plaintiffs are seeking a $1.2 billion court-supervised fund to pay for a 25-year program. The Defendants dispute plaintiffs' proposed scope and cost. If the second phase verdict results in an award of damages to the certified class, Lorillard intends to pursue an appeal.

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

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in 14 pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the pending U.S. cases and also has been named as a party to the case in Israel. Additional cases are pending against other cigarette manufacturers. The plaintiffs in the pending cases include the U.S. federal government, several U.S. county or city governments, foreign governments that have filed suits in U.S. courts,

American Indian tribes, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases seek certification as class actions.

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

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - As of April 23, 2004, four cases were pending in U.S. courts in which the plaintiffs were foreign governments. Lorillard was a defendant in two of these four matters. Most of the cases filed by foreign governments have been dismissed in favor of the defendants, including approximately 25 during 2003.

  Since January 1, 2002, none of the Reimbursement cases have been tried. During June of 2001, a jury in the U.S. District Court for the Eastern District of New York returned a verdict in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., and awarded damages against the defendants, including Lorillard, in the amount of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. Empire was awarded approximately $55,000 in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The jury's findings in favor of the defendants precluded any award of punitive damages. The court has awarded plaintiff's counsel approximately $38.0 million in attorneys' fees. The defendants have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees. During September of 2003, the Second Circuit reversed the portion of the judgment addressing plaintiff's Subrogation claim but it certified questions to the New York Court of Appeals in order to assist it in ruling on issues of New York law concerning plaintiff's Direct claim. The New York Court of Appeals has accepted the certified questions. In its September of 2003 order, the Second Circuit deferred ruling on the appeal of the attorney's fees award until the certified questions are resolved.

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of April 23, 2004, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $201.1 and $197.5 million ($122.7 and $120.7 million after taxes), for the three months ended March 31, 2004 and 2003, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the domestic tobacco industry is required to pay settling plaintiffs' attorneys' fees, subject to an annual cap of $500.0 million, as well as an additional amount of up to $125.0 million in each year beginning 2004 through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

  The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

  From time to time, lawsuits have been brought against Lorillard and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. While Lorillard is not a party to any such pending matter, Lorillard understands that such cases are proceeding against other defendants.

  In addition, in connection with the Master Settlement Agreement, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are allocated among the Original Participating Manufacturers generally according to their relative domestic market share. Of the total $5.2 billion, a total of

$2.0 billion has been paid since 1999 through March 31, 2004, $178.3 million of which has been paid by Lorillard. Lorillard estimates its remaining payments under the agreement will total approximately $800 - $850 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Six such cases are pending against Lorillard. The Company is not a defendant in any of these cases.

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 60 such matters are pending against Lorillard. The Company is a defendant in one of these matters. Since January 1, 2002 and through April 23, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $12.5 million in payments of judgments and settlements to finally resolve approximately 30 previously pending claims. In Sachs v. Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2002, the jury found in favor of Lorillard. Trial dates are scheduled in some of the pending cases. As of April 23, 2004, trial of the case in which the Company is a defendant was scheduled to begin during August of 2004. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -

Indirect Purchaser Suits - Approximately 30 suits were filed in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas, are pending. A decision granting class certification in New Mexico is being appealed by the defendants. In Kansas, a motion to compel defendants to produce certain documents was granted in August of 2003. Discovery is proceeding and the parties are scheduled to litigate certain privilege issues. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

  Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). Lorillard is named as a defendant in a class action lawsuit that, after several amendments, alleges only antitrust violations. The other major domestic tobacco companies and the major leaf buyers are also defendants. The plaintiffs' class consists of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. Lorillard, along with all of the other defendants, settled the litigation and the settlement for Lorillard and all but one other defendant was approved by the court on October 1, 2003. Pursuant to the settlement agreement, Lorillard has paid $27.5 million. In addition, Lorillard has committed to buy 20 million pounds of domestic tobacco each year through 2013. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period.

  REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. Lorillard was named as a defendant in a fourth case, which was filed during 2004. These four cases are pending in the U.S. District Court for the Northern District of Illinois as a result of a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by Lorillard and various other entities. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans. During 2004, the court granted defendants' motions to dismiss the three cases filed during 2002. As of April 23, 2004, plaintiffs in two of these three suits have amended their complaints. Plaintiffs in the third case have appealed the dismissal order.

Defenses

  Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits described in this section, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard or the other defendants. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

  Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

OTHER LITIGATION

  The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company's results of operations and/or equity.

14.  Commitments and Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at March 31, 2004.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $8.0 million at March 31, 2004.

  CCC and CAC are parties to a corporate guarantee whereby CCC agrees to cause CAC to have sufficient cash for the timely payment of claims under certain insurance policies or contracts issued by CAC so long as CAC is owned directly or indirectly by CNA.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2004 that CNA could be required to pay under this guarantee is approximately $323.0 million.

If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at March 31, 2004.

  In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $580.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2004, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA has recorded approximately $21.0 and $16.0 million of other liabilities related to these indemnification agreements as of March 31, 2004 and December 31, 2003.

Other

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2004 and December 31, 2003, there were approximately $58.0 million of outstanding letters of credit.

  The Company is obligated to make future payments totaling $397.1 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $47.1 million in 2004; $60.7 million in 2005; $52.0 million in 2006; $43.6 million in 2007; and $193.7 million in 2008 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $18.0 million. Estimated future minimum payments under these contracts are as follows: $13.0 million in 2004 and $5.0 million in 2005.

  As of March 31, 2004 and December 31, 2003, CNA had committed approximately $137.0 and $154.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2004, the Company had commitments to purchase $278.8 million and commitments to sell $36.2 million of various bank loan participations.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of March 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

CNA Surety

  CNA has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86.4 million credit facility. CNA Surety, a 64% owned and consolidated subsidiary of CNA, has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6.0%. Payment of 3.0% of the interest is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

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

  In March of 2003, CNA purchased the contractor's outstanding bank debt for $16.4 million. The contractor purchased the bank debt and retired it, with $11.4 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.4 million. Any CNA reimbursements for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of March 31, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $90.0 million.

  As of March 31, 2004, the credit facility was amended to provide for calculating the amount available for borrowing without regard to approximately $1.1 million representing accrued interest on a bridge loan provided by CNA that became a borrowing under the facility; the elimination of a reduction in CNA's commitment upon receipt by the contractor of certain claim proceeds; and an increase in the monthly compensation limits for the contractor's principals. In connection with the amendment, the principals and an affiliate contributed $5.0 million in the aggregate to the contractor's capital by forgiving certain of the contractor's indebtedness.

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100.0% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks.

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

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2004 and December 31, 2003.

  Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60.0 million since October 1, 2002 in two parts: a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11.0 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, CCC entered into a $3.0 million excess of $12.0 million reinsurance contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract is $0.3 million plus, if applicable, additional premium based on paid losses. This contract expires on December 31, 2004.

15.  Consolidating Financial Information

  The following schedules present the Company's consolidating balance sheet information at March 31, 2004 and December 31, 2003, and consolidating statements of operations information for the three months ended March 31, 2004 and 2003. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating information of the Carolina Group and Loews Group.

  The Corporate and Other column primarily reflects the parent company's investment in its subsidiaries, invested cash portfolio, corporate long-term debt and Bulova Corporation, a 97% owned subsidiary. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company's investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation
Consolidating Balance Sheet Information

                                          CNA                    Loews     Diamond       Texas   Corporate
March 31, 2004                         Financial    Lorillard    Hotels    Offshore       Gas    and Other  Eliminations    Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:
Investments                           $ 37,042.7   $  1,128.7   $  88.8   $   735.6    $    28.0  $ 3,112.8             $42,136.6
Cash                                        80.9          3.2       3.0         8.2          9.0       29.0                 133.3
Receivables-net                         18,902.2         20.9      27.4       149.4         54.1      116.3 $   (126.4)  19,143.9
Property, plant and equipment              211.6        229.3     363.8     2,274.9        698.0       48.9               3,826.5
Deferred income taxes                      693.0        441.9                               73.1       33.5     (642.0)     599.5
Goodwill                                   118.2                    2.6        17.4        169.3                            307.5
Investments in capital stocks
 of subsidiaries                                                                                   11,726.0  (11,726.0)
Other assets                             2,083.7        411.8     103.6        72.8        181.0      392.6     (218.3)   3,027.2
Deferred acquisition costs
 of insurance subsidiaries               1,345.2                                                                          1,345.2
Separate account business                  745.0                                                                            745.0
Assets related to businesses held
 for sale                                6,291.1                                                                          6,291.1
---------------------------------------------------------------------------------------------------------------------------------
Total assets                          $ 67,513.6   $  2,235.8   $ 589.2   $ 3,258.3    $  1,212.5 $15,459.1 $(12,712.7) $77,555.8
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                    $ 42,372.2                                                                        $42,372.2
Payable for securities purchased         1,785.8                $   0.9   $   124.9               $   982.1               2,893.7
Securities sold under agreements
 to repurchase                             370.6                                                                            370.6
Long-term debt, less unamortized
 discounts                               1,898.2                  146.0       927.1    $    530.9   2,603.2               6,105.4
Reinsurance balances payable             3,328.7                                                                          3,328.7
Deferred income taxes                                              28.1       367.8                   246.1 $   (642.0)
Other liabilities                        2,100.7   $  1,026.5     215.7       127.7         142.2     135.7     (266.1)   3,482.4
Separate account business                  745.0                                                                            745.0
Liabilities related to businesses held
 for sale                                5,471.3                                                                          5,471.3
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                       58,072.5      1,026.5     390.7     1,547.5         673.1   3,967.1     (908.1)  64,769.3
Minority interest                          898.5                              760.9                     5.3               1,664.7
Shareholders' equity                     8,542.6      1,209.3     198.5       949.9         539.4  11,486.7  (11,804.6)  11,121.8
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                  $67,513.6   $  2,235.8   $ 589.2   $ 3,258.3    $  1,212.5 $15,459.1 $(12,712.7) $77,555.8
=================================================================================================================================

Loews Corporation
Consolidating Balance Sheet Information


                                              CNA                 Loews    Diamond     Texas   Corporate
December 31, 2003                          Financial   Lorillard  Hotels   Offshore     Gas    and Other Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                               $ 38,121.5  $ 1,530.2  $  81.4  $  591.2  $   15.2  $ 2,175.3               $ 42,514.8
Cash                                           139.0        1.5      2.0      19.1       3.9       15.3                    180.8
Receivables-net                             20,143.2       23.9     20.1     154.1      57.4      168.2  $    (99.0)    20,467.9
Property, plant and equipment                  239.6      221.0    369.6   2,297.7     703.5       48.3                  3,879.7
Deferred income taxes                          646.5      441.9                         88.1       21.5      (667.8)       530.2
Goodwill                                       118.7                 2.6      20.8     169.3                               311.4
Investments in capital stocks
 of subsidiaries                                                                               11,402.5   (11,402.5)
Other assets                                 2,832.7      406.4     96.2      75.7     200.6      360.9      (187.1)     3,785.4
Deferred acquisition costs
 of insurance subsidiaries                   2,532.7                                                                     2,532.7
Separate account business                    3,678.0                                                                     3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total assets                              $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $14,192.0  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                        $ 45,384.0                                                                  $ 45,384.0
Payable for securities purchased             2,022.1             $   1.1                      $   124.5                  2,147.7
Securities sold under
 agreements to repurchase                      441.8                                                                       441.8
Long-term debt, less
 unamortized discounts                       1,903.6               146.5  $  922.9  $  548.1    2,299.1                  5,820.2
Reinsurance balances payable                 3,432.0                                                                     3,432.0
Deferred income taxes                                               75.9     370.1                221.8  $   (667.8)
Other liabilities                            2,438.7  $ 1,405.0    172.0     134.5     166.5      142.5      (207.9)     4,251.3
Separate account business                    3,678.0                                                                     3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           59,300.2    1,405.0    395.5   1,427.5     714.6    2,787.9      (875.7)    65,155.0
Minority interest                              896.9                         769.5                  5.2                  1,671.6
Shareholders' equity                         8,254.8    1,219.9    176.4     961.6     523.4   11,398.9   (11,480.7)    11,054.3
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                     $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $14,192.0  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                          CNA                    Loews     Diamond      Texas    Corporate
Three Months Ended March 31, 2004      Financial    Lorillard    Hotels    Offshore      Gas     and Other Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                     $  2,167.9                                                          $   (0.9)   $ 2,167.0
Investment income, net                      473.1   $    8.0    $   0.5   $   1.6                $   12.1      (1.7)       493.6
Intercompany interest and dividends                                                                 152.4    (152.4)
Investment gains (losses)                  (455.0)                                                   38.8                 (416.2)
Manufactured products                                  767.9                                         40.3                  808.2
Other                                        81.6       (0.2)      80.2     184.3     $   86.0        6.7                  438.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                     2,267.6      775.7       80.7     185.9         86.0      250.3    (155.0)     3,491.2
---------------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits                  1,620.3                                                                        1,620.3
Amortization of deferred
 acquisition costs                          433.2                                                                          433.2
Cost of manufactured products sold                     467.3                                         20.2                  487.5
Other operating expenses                    345.0       99.6       67.8     195.6         33.4       32.4      (0.9)       772.9
Interest                                     35.0                   1.6       6.4          9.5       48.3      (1.7)        99.1
---------------------------------------------------------------------------------------------------------------------------------
Total                                     2,433.5      566.9       69.4     202.0         42.9      100.9      (2.6)     3,413.0
---------------------------------------------------------------------------------------------------------------------------------
                                           (165.9)     208.8       11.3     (16.1)        43.1      149.4    (152.4)        78.2
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                (52.0)      81.4        4.4      (4.2)        17.1       (1.3)                  45.4
Minority interest                            (5.9)                           (5.0)                    0.1                  (10.8)
---------------------------------------------------------------------------------------------------------------------------------
Total                                       (57.9)      81.4        4.4      (9.2)        17.1       (1.2)                  34.6
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $   (108.0)  $  127.4    $   6.9   $  (6.9)     $  26.0   $  150.6 $  (152.4)  $     43.6
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information


                                             CNA                    Loews     Diamond      Corporate
Three Months Ended March 31, 2003         Financial    Lorillard    Hotels    Offshore     and Other     Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:
Insurance premiums                        $ 2,381.1                                                      $     (0.9)   $ 2,380.2
Investment income, net                        432.2    $    7.9     $  0.5    $   4.2      $   11.8                        456.6
Intercompany interest and
 dividends                                                                                      8.8            (8.8)
Investment gains (losses)                     (76.1)        0.3                  (0.1)        (19.7)                       (95.6)
Manufactured products                                     844.2                                39.8                        884.0
Other                                         108.3        (0.2)      72.5      147.8          (7.8)                       320.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                       2,845.5       852.2       73.0      151.9          32.9            (9.7)     3,945.8
---------------------------------------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                    1,869.8                                                                      1,869.8
Amortization of deferred
 acquisition costs                            458.2                                                                        458.2
Cost of manufactured
 products sold                                            459.7                                21.5                        481.2
Other operating expenses                      375.2       141.2       62.2      175.2          27.6            (0.9)       780.5
Interest                                       34.3                    2.3        5.6          31.5                         73.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                       2,737.5       600.9       64.5      180.8          80.6            (0.9)     3,663.4
---------------------------------------------------------------------------------------------------------------------------------
                                              108.0       251.3        8.5      (28.9)        (47.7)           (8.8)       282.4
---------------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)                   19.6        97.8        3.1       (6.8)        (20.6)                        93.1
Minority interest                               8.9                             (10.0)          0.1                         (1.0)
---------------------------------------------------------------------------------------------------------------------------------
Total                                          28.5        97.8        3.1      (16.8)        (20.5)                        92.1
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations       79.5       153.5        5.4      (12.1)        (27.2)           (8.8)       190.3
Discontinued operations-net                                           (0.3)                                                 (0.3)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $    79.5     $ 153.5     $  5.1    $ (12.1)     $  (27.2)   $       (8.8)  $    190.0
=================================================================================================================================

16.  Assets and Liabilities Related to Businesses Held for Sale

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business to Swiss Re for approximately $700.0 million. The business sold includes term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses are excluded from the sale. Additionally, CNA's Nashville, Tennessee insurance servicing and administration building will be acquired by Swiss Re as part of the sale. The transaction which is subject to certain customary closing conditions, is expected to be completed on April 30, 2004.

  As a result of the pending sale, CNA has classified the assets and liabilities of the individual life insurance business including the Nashville, Tennessee, insurance servicing and administration building, as held for sale at March 31, 2004. As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the book values of these assets and liabilities are now reflected as Assets and Liabilities Related to Businesses Held for Sale on the Consolidated Condensed Balance Sheet at March 31, 2004. Upon classification of this asset group as held for sale, CNA performed an assessment to determine whether there was any impairment. Based on the terms of the sale agreement, the Company recorded an impairment charge of $565.9 million pretax to write-down the assets related to businesses held for sale to their individual estimated fair values less costs to sell. This impairment charge is recorded as Investment Losses on the Consolidated Condensed Statements of Income for the three months ended March 31, 2004.

  Additionally, in connection with CNA's decision to focus on its property and casualty business, CNA has initiated a plan to sell CNA Trust, its limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500 employer market. Accordingly, the assets and liabilities related to CNA Trust have been classified as "Assets Related to Businesses Held for Sale" and "Liabilities Related to Businesses Held for Sale" on the Consolidated Condensed Balance Sheet at March 31, 2004. The estimated fair value of the business less costs to sell exceeds the carrying value of CNA Trust, and therefore no impairment charge was recorded.

  The following table provides the components of the assets and liabilities related to businesses held for sale.


                                                   Individual             CNA
March 31, 2004                                        Life               Trust           Total
------------------------------------------------------------------------------------------------
(In millions)

Investments
 Fixed maturity securities, available-for-sale     $    3,509.0      $    192.0     $    3,701.0
 Equity securities                                         13.0                             13.0
 Mortgage loans and other                                 172.0                            172.0
 Short-term investments, available-for-sale               221.0            13.0            234.0
------------------------------------------------------------------------------------------------
 Total investments                                      3,915.0           205.0          4,120.0
------------------------------------------------------------------------------------------------

Cash                                                        2.0             7.0              9.0
Reinsurance receivables                                 1,176.0                          1,176.0
Accrued investment income                                  47.0             4.0             51.0
Deferred acquisition costs                                502.0                            502.0
Property & equipment                                       20.0             2.0             22.0
Separate account assets                                   411.0                            411.0
------------------------------------------------------------------------------------------------
Total assets related to businesses held for sale   $    6,073.0      $    218.0     $    6,291.0
================================================================================================

Insurance reserves                                 $    4,600.0                     $    4,600.0
Reinsurance balances payable                               32.0                             32.0
Deferred income taxes                                      72.0      $      3.0             75.0
Other liabilities                                         171.0           182.0            353.0
Separate account liabilities                              411.0                            411.0
------------------------------------------------------------------------------------------------
Total liabilities related to businesses held
 for sale                                          $    5,286.0      $    185.0     $    5,471.0
================================================================================================

  The assets and liabilities of the individual life business were $6.6 and $5.4 billion at December 31, 2003. The revenues of the individual life business were $158.0 and $160.0 million for the three months ended March 31, 2004 and 2003. The net income for this business was $8.2 million for the three months ended March 31, 2004 and the net loss was $15.3 million for the three months ended March 31, 2003.

  The assets and liabilities of CNA Trust were $216.0 and $184.0 million at December 31, 2003. The revenues of CNA Trust were $6.0 and $7.0 million for the three months ended March 31, 2004 and 2003. Net income for this business was $0.3 million for each of the three months ended March 31, 2004 and 2003.

17.  Subsequent Events

  On April 12, 2004, the Company redeemed its $300.0 million principal amount 7.625% notes due June 1, 2023 at a redemption price of 103.8125%. Proceeds from the sale of $300.0 million principal amount of 5 1/4% senior notes due March 15, 2016 were used to fund this redemption.

  Hellespont Shipping Corporation ("Hellespont"), in which the Company holds a 49% common stock interest, has entered into agreements to sell each of its four ultra-large crude oil tankers to Euronav Luxembourg SA. The sales, which are subject to customary closing conditions, are scheduled to be consummated in four separate closings during the second and third quarter of 2004. Hellespont, an equity method investee, expects to record a gain on sale for each of its four ultra-large crude oil tankers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------

  Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:


                                                                      Page No.
                                                                      --------

Overview                                                                  63
  Consolidated Financial Results                                          64
  CNA Recent Developments                                                 65
  Classes of Common Stock                                                 66
  Parent Company Structure                                                67
Critical Accounting Estimates                                             67
Results of Operations by Business Segment                                 70
  CNA Financial                                                           71
    Reserves - Estimates and Uncertainties                                71
    Reinsurance                                                           73
    Terrorism Insurance                                                   75
    Restructuring                                                         76
    Non-GAAP Financial Measures                                           76
    Standard Lines                                                        79
    Specialty Lines                                                       80
    Life and Group Non-core                                               81
    Other Insurance                                                       81
    APMT Reserves                                                         82
  Lorillard                                                               93
      Results of Operations                                               93
      Selected Market Share Data                                          95
      Business Environment                                                96
  Loews Hotels                                                            98
  Diamond Offshore                                                        99
  Texas Gas                                                              100
  Corporate and other                                                    100
Liquidity and Capital Resources                                          101
  CNA Financial                                                          101
  Lorillard                                                              104
  Loews Hotels                                                           106
  Diamond Offshore                                                       106
  Texas Gas                                                              106
  Majestic Shipping                                                      107
  Corporate and other                                                    107
Investments                                                              108
Accounting Standards                                                     119
Forward-Looking Statements Disclaimer                                    120

OVERVIEW

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements in Item 1 and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Consolidated Financial Results

  The Company reported consolidated net income (including both the Loews Group and Carolina Group) for the 2004 first quarter of $43.6 million, compared to $190.0 million in the 2003 first quarter. Income before net investment losses attributable to Loews common stock amounted to $286.2 million in the first quarter of 2004 compared to $218.3 million in the comparable 2003 quarter. Net income attributable to Loews common stock includes net investment losses of $277.0 million (after tax and minority interest) due primarily to an impairment loss of $368.3 million (after tax and minority interest) for CNA's planned sale of its individual life insurance business, compared to net investment losses of $56.6 million (after tax and minority interest) in the comparable period of the prior year.

  Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.


                                                                    Three Months Ended March 31,
                                                                        2004            2003
------------------------------------------------------------------------------------------------
(In millions, except per share data)

Net income attributable to Loews common stock:

Income before net investment losses                                     $ 286.2          $218.3
Net investment losses (a)                                                (277.0)          (56.6)
------------------------------------------------------------------------------------------------
Income from continuing operations                                           9.2           161.7
Discontinued operations-net                                                                (0.3)
------------------------------------------------------------------------------------------------
Net income attributable to Loews common stock                               9.2           161.4
Net income attributable to Carolina Group stock                            34.4            28.6
------------------------------------------------------------------------------------------------
Consolidated net income                                                 $  43.6          $190.0
================================================================================================

Net income per share:

Loews common stock                                                      $  0.05          $ 0.87
Carolina Group stock                                                       0.59            0.72
================================================================================================

(a)  Includes an impairment loss of $368.3 (after tax and minority interest) in 2004 related to
     CNA's planned sale of its individual life insurance business.

  Net income attributable to Loews common stock for the first quarter of 2004 amounted to $9.2 million or $0.05 per share, compared to $161.4 million or $0.87 per share in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the first quarter of 2004 was $34.4 million or $0.59 per Carolina Group share, compared to $28.6 million, or $0.72 per Carolina Group share in the first quarter of 2003. The Company is issuing a separate press release reporting the results of the Carolina Group for the quarter ended March 31, 2004 and 2003.

  Consolidated revenues in the first quarter of 2004 amounted to $3.5 billion compared to $3.9 billion in the comparable 2003 quarter. The decline in revenues reflects CNA's sale of its Group Benefits business and the impact of the planned sale of the individual life insurance business.

CNA Recent Developments

  During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, and several significant charges in 2003, a capital plan was developed to replenish the statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions, and other significant 2003 business decisions is discussed below:

  On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530.0 million, resulting in an after-tax and minority interest realized investment loss on the sale of $116.4 million during 2003.

  In February of 2004, CNA entered into a definitive agreement to sell its individual life insurance business for approximately $700.0 million. The business sold includes term, universal and permanent life insurance policies, individual annuity products and an office building used in the business. CNA's individual long term care and structured settlement businesses are excluded from the sale. The transaction is expected to be completed on April 30, 2004, subject to certain customary closing conditions. As a result of the pending sale, CNA classified the assets and liabilities of its individual life insurance business, as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale in the Consolidated Condensed Financial Statements. See Note 16 of the Notes to Consolidated Condensed Financial Statements in Item 1.

  During 2003, CNA sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities.

  The Group Benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150.0 million of the total shared corporate overhead expenses that are allocated to all of CNA's businesses. CNA expects that the 2004 consolidated net results will include an approximate $31.9 million after-tax and minority interest loss for these three businesses, primarily due to these corporate overhead expenses. This amount has been revised from the $50.0 million guidance that was previously given primarily because of favorable investment results. The 2003 expense initiative discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from this initiative will be partially offset by these expenses.

CNA is evaluating its corporate expense structure and anticipates taking actions in 2004 that will reduce these expenses.

  The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, CNA has achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and will continue through 2004.

  The capital plan consisted of the November of 2003 sale of $750.0 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNA common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company ("CCC"), CNA's principal insurance subsidiary, in the event certain additions to CCC's statutory capital were not achieved through asset sales. Loews also committed up to an additional $150.0 million, to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004 Loews purchased a $45.6 million surplus note from CCC, in relation to the sale of CNA's Group Benefits business, and also purchased a $300.0 million additional surplus note of CCC in relation to the planned sale of CNA's individual life business, discussed above. CNA has estimated that the sale of the individual life business will result in an addition to statutory capital of approximately $500.0 million. Following the consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus note purchased in relation to such sale. The Company believes that CNA will not require any additional capital support pursuant to the capital plan.

Classes of Common Stock

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at March 31, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of March 31, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

  At March 31, 2004, the book value per share of Loews common stock was $61.23, compared to $60.92 at December 31, 2003.

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

  The accounting policies discussed below are considered by management to be critical to an understanding of the Company's Consolidated Condensed Financial Statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations and/or equity.

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as development within this MD&A. These changes can be favorable or unfavorable. The inherent risks associated with the reserving process are discussed in Reserves - Estimates and Uncertainties section below.

Reinsurance

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Condensed Balance Sheets. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in Results of Operations - Reinsurance below.

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

  Except for the impact of the State Settlement Agreements as described in
Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the consolidated condensed financial statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

  CNA is also involved in various legal proceedings that have arisen during the ordinary course of business. CNA evaluates the facts and circumstances of each situation and when CNA determines it necessary, a liability is estimated and recorded.

Valuation of Investments and Impairment of Securities

  Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on the Company's results of operations or equity.

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

Individual Long-term Care Products

  CNA's reserves and deferred acquisition costs for its individual long-term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company's results of operations and/or equity may be materially adversely affected if actual experience varies significantly from these assumptions.


Loans to National Contractor

  CNA has made loans through a credit facility provided to a national contractor to whom CNA Surety provides significant amounts of surety bond insurance coverage. As of March 31, 2004, the Company has credit exposure of $90.0 million under the credit facility. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contractor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible. Therefore, no valuation allowance has been established. Further information on this credit agreement is provided in Note 14 of the Notes to Consolidated Condensed Financial Statements included under
Item 1, and the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

  As a result of the strategic review and other actions described above in "CNA Recent Developments," CNA has changed how it manages its core operations and makes business decisions. Accordingly, the Company and CNA have revised the reportable business segment structure to reflect these changes.

  CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-core primarily includes the results of the life and group lines of business sold or placed in run-off. This segment includes the results of the individual life business which is to be sold. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly a stand-alone property and casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort ("APMT") claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

  The changes made to the Company's reportable segments were as follows: 1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; 2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; 4) CNA Re (formerly included in the Property and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; 5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; 6) certain run-off life and group operations formerly included in the Other Insurance segment are now included in the Life and Group Non-core segment. Throughout this Management's Discussion and Analysis ("MD&A"), the 2003 results of operations include discussion and results for all of CNA's businesses, including those sold or exited as described above.

  In addition, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and other segment.

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 91% owned subsidiary of the Company.

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

  Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled as additional information becomes available in subsequent periods.

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

  . the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

  .  class action litigation relating to claims handling and other practices;

  . increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

  . increases in the number of claims alleging abuse by members of the clergy.

  The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions. See the Operating Results section of this MD&A for a discussion of changes in reserve estimates and the impact on CNA's results of operations.

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

  . the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

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

  Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A for additional information relating to APMT claims and reserves.

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company's results of operations and/or equity, and CNA's business, insurer financial strength and debt ratings (see the Ratings section of this MD&A).

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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $50.0 and $47.0 million for the three months ended March 31, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,732.0 and $2,789.0 million at March 31, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  Amounts receivable from reinsurers were $14,829.0 and $16,254.0 million at March 31, 2004 and December 31, 2003. Of these amounts, $642.0 and $813.0 million were billed to reinsurers as of March 31, 2004 and December 31, 2003, as reinsurance contracts generally require payment of claims by the ceding company before the amount can be billed to the reinsurer. The remaining receivable relates to the estimated case and incurred but not reported ("IBNR") reserves and future policyholder benefits ceded under reinsurance contracts.

  In certain circumstances, including significant deterioration of a reinsurer's financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on CNA's results of operations.

  CNA has established an allowance for doubtful accounts to provide for estimated uncollectible reinsurance receivables. The allowance for doubtful accounts was $590.4 and $572.6 million at March 31, 2004 and December 31, 2003. While CNA believes the allowance for doubtful accounts is adequate based on existing collateral and information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company's results of operations and equity.

  CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover have been fully utilized through 2003. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 was $20.0 and $13.0 million of interest charges from the Aggregate Cover.

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $29.0 million in 2004. During 2003, the aggregate limits under the CCC Cover were fully utilized. Included in the pretax results of operations for the three months ended March 31, 2004 and 2003 was $11.0 and $8.0 million of interest charges from the CCC Cover.

Terrorism Insurance

  CNA and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

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

Restructuring

  As discussed in the Company's 2003 Form 10-K/A, CNA continues to manage the liabilities from two separate restructuring plans. The first plan related to CNA's Information Technology operations (the "IT Plan"). The second plan related to restructuring the property and casualty segments and the former Life Operations, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

  No restructuring and other related charges related to the IT Plan were incurred for the three months ended March 31, 2004 and 2003. During the first three months of 2004, $1.0 million in payments were charged against the liability. As of March 31, 2004, the accrued liability relating to employee termination and related benefit costs was $3.0 million. The remaining accrual is expected to be paid through 2004.

  No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2004 and 2003. During the first three months of 2004, $4.0 million in payments for lease termination costs were charged against the liability. As of March 31, 2004, the accrued liability, relating primarily to lease termination costs, was $16.0 million. Of the remaining accrual, approximately $5.0 million is expected to be paid in 2004.

Non-GAAP Financial Measures

  This MD&A discusses certain GAAP and non-GAAP financial measures to provide information used by management to monitor CNA's operating performance. Management utilizes various financial measures to monitor CNA's insurance operations and investment portfolio. Underwriting results, which are derived from certain income statement amounts, are considered non-GAAP financial measures and are used by management to monitor performance of CNA's insurance operations. CNA's investment portfolio is monitored through analysis of various quantitative and qualitative factors and certain decisions are made related to the sale or impairment of investments that will produce realized gains and losses. Net realized investment gains and losses, which are comprised of after-tax realized investment gains and losses net of participating policyholders' and minority interests are a non-GAAP financial measure.

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

  While management uses various non-GAAP financial measures to monitor various aspects of CNA's performance, relying on any measure other than net income
(loss), which is the most directly comparable GAAP measure to underwriting results and realized gains and losses, is not a complete representation of financial performance. Management believes that its process of evaluating performance through the use of these non-GAAP financial measures provides a basis for understanding the operations and the impact to net income (loss) as a whole. Management also believes that investors find these non-GAAP financial measures described above useful to help interpret the underlying trends and performance, as well as to provide visibility into the significant components of net income (loss).

  Throughout CNA's MD&A, certain business segment results are discussed using underwriting results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Income
(Loss) and Net Income.

                                                          Standard       Specialty       Other
Three Months Ended March 31, 2004                           Lines          Lines       Insurance
------------------------------------------------------------------------------------------------
(In millions)

Underwriting income (loss)                                 $    3.0      $   53.0      $  (30.0)
Net investment income                                         138.0          62.0          67.0
Other revenues                                                 40.0          25.0         (17.0)
Other expenses                                                (31.0)        (27.0)        (18.4)
------------------------------------------------------------------------------------------------
Income before income tax expense,
 minority interest and net realized
 investment gains                                             150.0         113.0           1.6
Income tax (expense) benefit                                  (34.0)        (34.0)          0.9
Minority interest                                             (11.9)        (10.4)          1.5
------------------------------------------------------------------------------------------------
Income before net realized investment
 gains                                                        104.1          68.6           4.0
Realized investment gains, net
 of participating policyholders' and
 minority interest                                             53.6          19.1          24.8
Income tax expense on realized
 investment gains                                             (19.4)         (7.2)         (9.2)
------------------------------------------------------------------------------------------------
Net income                                                 $  138.3       $  80.5       $  19.6
================================================================================================


Three Months Ended March 31, 2003
------------------------------------------------------------------------------------------------
(In millions)

Underwriting (loss) income                                 $  (87.0)     $   21.0      $  (14.0)
Net investment income                                         129.0          49.0          51.0
Other revenues                                                 71.0          17.0         (21.0)
Other expenses                                                (63.0)        (13.0)          0.9
------------------------------------------------------------------------------------------------
Income before income tax expense, minority interest
 and net realized investment gains                             50.0          74.0          16.9
Income tax expense                                             (5.0)        (24.0)         (3.1)
Minority interest                                              (5.3)         (6.5)          0.2
------------------------------------------------------------------------------------------------
Income before net realized investment gains                    39.7          43.5          14.0
Realized investment gains, net of participating
 policyholders' and minority interest                           6.7           2.7          16.9
Income tax expense on realized investment gains                (4.5)         (1.5)         (3.1)
------------------------------------------------------------------------------------------------
Net income                                                 $   41.9       $  44.7       $  27.8
================================================================================================

Operating Results

Standard Lines

  The following table summarizes the results of operations for Standard Lines:

                                                                            Three Months Ended
                                                                                  March 31,
------------------------------------------------------------------------------------------------
                                                                            2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)


Net written premiums                                                     $ 1,265.0    $ 1,273.0
Net earned premiums                                                        1,258.0      1,219.0
Underwriting income (loss)                                                     3.0        (87.0)
Income before net realized investment gains                                  104.1         39.7
Net realized investment gains                                                 34.2          2.2
Net income                                                                   138.3         41.9

Ratios
  Loss and loss adjustment expense                                            65.5%        73.3%
  Expense                                                                     33.5         32.7
  Dividend                                                                     0.7          1.2
------------------------------------------------------------------------------------------------
  Combined                                                                    99.7%       107.2%
================================================================================================

  Net income increased $96.4 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement was driven by improved underwriting results, and increased net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Standard Lines decreased $8.0 million for the three months ended March 31, 2004 as compared with the same period in 2003. Net earned premiums increased $39.0 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement in earned premium was primarily driven by increased rate and retention across most property and casualty lines of business, partially offset by decreased net earned premium from an E&S program covering facilities which provide services to developmentally disabled individuals.

  Standard Lines averaged rate increases of 6.0 - 7.0% and 20.0% for the three months ended March 31, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 74.0% and 71.0% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to contribute to the moderation in rate increases as the property and casualty market pricing continues to soften.

  Underwriting results improved by $90.0 million and the combined ratio decreased 7.5 points for the three months ended March 31, 2004 as compared with the same period in 2003. The loss ratio decreased 7.8 points due to improvement in the current net accident year loss ratio and decreased unfavorable net prior year development of $45.0 million. Favorable net prior year development of $18.0 million was recorded for the three months ended March 31, 2004, including $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $16.0 million of favorable premium development.

  Unfavorable net prior year development of $27.0 million, including $68.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $41.0 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,134.0 and $14,282.0 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $8,903.0 and $8,967.0 million at March 31, 2004 and December 31, 2003.

  The expense ratio increased 0.8 points primarily due to an increase in the bad debt provision for insurance receivables of $15.0 million. The increase in the bad debt provision for insurance receivables was primarily the result of continued deterioration of Professional Employer Organization ("PEO") accounts as well as certain accounts that were turned over to third parties for collection during 2003. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003, but Standard Lines continues to have credit risk related to its PEO related receivables. Partially offsetting this increase was lower underwriting expenses.

Specialty Lines

  The following table summarizes the results of operations for Specialty
Lines:

                                                                            Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
                                                                             2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)


Net written premiums                                                     $   581.0    $   476.0
Net earned premiums                                                          529.0        428.0
Underwriting loss                                                             53.0         21.0
Income before net realized investment gains                                   68.6         43.5
Net realized investment gains                                                 11.9          1.2
Net income                                                                    80.5         44.7

Ratios
  Loss and loss adjustment expense                                            63.1%        66.3%
  Expense                                                                     26.4         28.6
  Dividend                                                                     0.4          0.1
------------------------------------------------------------------------------------------------
  Combined                                                                    89.9%        95.0%
================================================================================================

  Net income increased $35.8 million for the three months ended March 31, 2004 as compared with the same period in 2003. This improvement was driven primarily by improved underwriting results, increased net investment income, and increased net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized gains.

  Net written premiums for Specialty Lines increased $105.0 million and net earned premiums increased $101.0 million for the three months ended March 31, 2004 as compared with the same period in 2003. These increases were driven by production of new business and continuing significant rate increases in the professional liability lines of business.

  Specialty Lines averaged rate increases of 13.0% and 38.0% for the three months ended March 31, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 83.0% and 79.0% were achieved for those contracts that were up for renewal. CNA expects that rate increases will moderate as competition for premiums increases in these lines of business.

  Underwriting results improved by $32.0 million and the combined ratio decreased 5.1 points for the three months ended March 31, 2004 as compared with the same period in 2003. The loss ratio decreased 3.2 points due principally to improvement in the current net accident year loss ratio. Unfavorable net prior year development was not significant for the three months ended March 31, 2004. Favorable net prior year development of $12.0 million, including $2.0 million of favorable claim and allocated claim adjustment expense development and $10.0 million of favorable premium development was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,287.0 and $4,200.0 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $2,976.0 and $2,919.0 million at March 31, 2004 and December 31, 2003.

  The expense ratio decreased 2.2 points due primarily to the significant increase in the net earned premium base and lower expenses as a result of the 2003 expense initiative.

Life and Group Non-Core

  Net earned premiums for Life and Group Non-Core decreased $260.0 million in the first quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the Group Benefits and Group Reinsurance businesses. The Group Benefits business was sold on December 31, 2003. Partially offsetting these declines were higher earned premiums in the health and life and annuity products.

  Net results decreased $311.5 million in the first quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to increased net realized investment losses, including an estimated impairment loss of $565.9 million pretax ($368.3 million after-tax and minority interest) related to the pending sale of the individual life insurance business. Net results also decreased due to the absence of favorable results from the Group Benefits business and first quarter of 2004 unfavorable results in the occupational accident product, partially offset by favorable results in the institutional markets, life settlement and life and annuity products.

Other Insurance

  Revenues decreased $65.6 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003. CNA Re recorded $103.0 and $187.0 million of revenue and $19.2 and $30.6 million of income (after-tax and minority interest) for the three months ended March 31, 2004 and 2003.

  Net income decreased $8.2 million for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease in net income was due primarily to the decline in revenues as well as a $14.6 million after-tax and minority interest ($25.0 million pretax) increase in the bad debt provision for reinsurance receivables. Partially offsetting these declines was an increase in net investment income of $16.0 million.

  Unfavorable net prior year development of $19.0 million was recorded for the three months ended March 31, 2004, including $20.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1.0 million of favorable premium development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $15.0 million was recorded for the three months ended March 31, 2003, including $30.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15.0 million of favorable premium development. The gross carried claim and claim adjustment expense reserves for Other Insurance were $9,302.0 and $9,672.0 million at March 31, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,504.0 and $3,737.0 million at March 31, 2004 and December 31, 2003.

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states to avoid the application of tort reform statute effective dates; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

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

  Examples of unfavorable developments include decisions limiting the application of the "absolute pollution" exclusion and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

  Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business, results of operations, equity, and insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

  The following table provides data related to CNA's asbestos, environmental pollution and mass tort claim and claim adjustment expense reserves.


                                                  March 31, 2004           December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                            Asbestos       Mass Tort    Asbestos     Mass Tort
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                              $ 3,262.0      $   801.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,550.0)        (260.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------

Net reserves                                $ 1,712.0      $   541.0    $ 1,767.0      $  577.0
================================================================================================

Asbestos

  CNA's property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

  In the past several years, CNA has experienced significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

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

  As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003. New asbestos bodily injury claims increased substantially in 2003, but the rate of increase has moderated in the first quarter of 2004.

  As of March 31, 2004 and December 31, 2003, CNA carried approximately $1,712.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was $9.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and no asbestos-related net claim and claim adjustment expense reserve development for the same period in 2003. CNA paid asbestos-related claims, net of reinsurance recoveries, of $64.0 and $39.0 million for the three months ended March 31, 2004 and 2003.

  CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2004, CNA had ten structured settlement agreements with a reserve of $175.0 million, net of reinsurance. As to the ten structured settlement agreements existing at March 31, 2004, payment obligations under those settlement agreements are projected to terminate in 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188.0 million related to remaining payment obligations under these agreements.

  In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At March 31, 2004, with respect to these five remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and had a recorded reserve of $17.0 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had recorded a reserve of $23.0 million, net of reinsurance, related to its remaining Wellington obligations.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos-related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of March 31, 2004, CNA had negotiated thirty-four coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $109.0 million, net of reinsurance, related to coverage in place agreements as of March 31, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109.0 million, net of reinsurance.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At March 31, 2004, CNA had 163 large accounts and had established a reserve of $418.0 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with a collective reserve of $405.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In its most recent ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2004, CNA had 1,081 small accounts, approximately 83.5% of its total active asbestos accounts, with reserves of $158.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established a reserve of $147.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. As claims filings continue to increase, costs incurred in defending small accounts are expected to increase.

  CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At March 31, 2004, CNA's reserve was $156.0 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157.0 million reserve related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including Excess & Casualty Reinsurance Association ("ECRA").

  At March 31, 2004, the unassigned IBNR reserve was $625.0 million, net of reinsurance. At December 31, 2003, CNA's IBNR reserve for asbestos was $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The table below depicts CNA's overall pending asbestos accounts and associated reserves at March 31, 2004 and December 31, 2003.

                                                                       2004              Percent
                                                                       Paid   Asbestos     of
                                                       Number of      Losses  Reserves  Asbestos
March 31, 2004                                        Policyholders    (Net)   (Net)    Reserves
------------------------------------------------------------------------------------------------

Policyholders with settlement agreements
  Structured Settlements                                      10      $ 41.0  $  175.0     10.2%
  Wellington                                                   5         6.0      17.0      1.0
  Coverage in place                                           34        10.0     109.0      6.4
  Fibreboard                                                   1                  54.0      3.2
------------------------------------------------------------------------------------------------
Total with settlement agreements                              50        57.0     355.0     20.8
------------------------------------------------------------------------------------------------

Other policyholders with active accounts
  Large asbestos Accounts                                    163         4.0     418.0     24.4
  Small asbestos Accounts                                  1,081         3.0     158.0      9.2
------------------------------------------------------------------------------------------------
Total other policyholders                                  1,244         7.0     576.0     33.6
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                                    156.0      9.1
Unassigned IBNR                                                                  625.0     36.5
------------------------------------------------------------------------------------------------
Total                                                      1,294      $ 64.0  $1,712.0    100.0%
================================================================================================


                                                                       2003              Percent
                                                                       Paid   Asbestos     of
                                                       Number of      Losses  Reserves  Asbestos
December 31, 2003                                     Policyholders    (Net)   (Net)    Reserves
------------------------------------------------------------------------------------------------

Policyholders with settlement agreements
  Structured Settlements                                       9      $ 20.0  $  188.0     10.6%
  Wellington                                                   5         2.0      23.0      1.3
  Coverage in place                                           32        40.0     109.0      6.2
  Fibreboard                                                   1         1.0      54.0      3.1
------------------------------------------------------------------------------------------------
Total with settlement agreements                              47        63.0     374.0     21.2
------------------------------------------------------------------------------------------------

Other policyholders with active accounts
  Large asbestos Accounts                                    160        35.0     405.0     22.9
  Small asbestos Accounts                                  1,065        16.0     147.0      8.3
------------------------------------------------------------------------------------------------
Total other policyholders                                  1,225        51.0     552.0     31.2
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                            7.0     157.0      8.9
Unassigned IBNR                                                                  684.0     38.7
------------------------------------------------------------------------------------------------
Total                                                      1,272      $121.0  $1,767.0    100.0%
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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell

faces approximately 74,000 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio action, plaintiffs allege the defendants negligently performed duties undertaken to protect the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio)). Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

  CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. A direct action has also been filed in Montana (Pennock, et al.
v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace's pending bankruptcy.

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

Environmental Pollution and Mass Tort

  Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability

Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,400 cleanup sites have been identified by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first quarter of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of March 31, 2004 and December 31, 2003, CNA carried approximately $541.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no net prior year environmental pollution and mass tort claim and claim adjustment expense reserve development for the three months ended March 31, 2004 and 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $36.0 and $25.0 million for the three months ended March 31, 2004 and 2003.

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

  CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2004, CNA had one structured settlement and has fully funded its obligations under the agreement leaving a nominal reserve. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At March 31, 2004, CNA had six coverage in place agreements and had established a reserve of $6.0 million, net of reinsurance. At December 31, 2003, CNA had negotiated six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA has a recorded reserve of $8.0 million, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At March 31, 2004, CNA has 147 large accounts with a collective reserve of $84.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. CNA had 144 large accounts with a collective reserve of $86.0 million, net of reinsurance, at December 31, 2003. At March 31, 2004, CNA has 450 small accounts with a collective reserve of $50.0 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53.0 million, net of reinsurance, at December 31, 2003.

  CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA has a reserve of $38.0 million related to these liabilities, at March 31, 2004 and December 31, 2003.

  At March 31, 2004, CNA's unassigned IBNR reserve was $192.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The charts below depict CNA's overall pending environmental pollution accounts and associated reserves at March 31, 2004 and December 31, 2003.

                                                              Total   Environmental  Percent of
                                                              Paid     Pollution   Enviornmental
                                                  Number of   2004      Reserves   Pollution Net
March 31, 2004                                 Policyholders  (Net)        (Net)       Reserve
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements
  Structured Settlements                               1      $ 12.0
  Coverage in place                                    6         2.0     $    6.0           1.6%
------------------------------------------------------------------------------------------------
Total with settlement agreements                       7        14.0          6.0           1.6
------------------------------------------------------------------------------------------------

Other policyholders with active accounts
  Large pollution accounts                           147         6.0         84.0          22.7
  Small pollution accounts                           450         4.0         50.0          13.5
------------------------------------------------------------------------------------------------
Total other policyholders                            597        10.0        134.0          36.2
Assumed reinsurance and pools                                                38.0          51.9
Unassigned IBNR                                                             192.0          10.3
------------------------------------------------------------------------------------------------
Total                                                604      $ 24.0     $  370.0         100.0%
================================================================================================


                                                              Total   Environmental  Percent of
                                                              Paid     Pollution   Enviornmental
                                                  Number of   2003      Reserves   Pollution Net
December 31, 2003                              Policyholders  (Net)        (Net)       Reserve
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements
  Structured Settlements                               1      $ 17.0     $   12.0           3.1%
  Coverage in place                                    6         3.0          8.0           2.0
------------------------------------------------------------------------------------------------
Total with settlement agreements                       7        20.0         20.0           5.1
------------------------------------------------------------------------------------------------

Other policyholders with active accounts
  Large pollution accounts                           144        21.0         86.0          21.8
  Small pollution accounts                           432        14.0         53.0          13.5
------------------------------------------------------------------------------------------------
Total other policyholders                            576        35.0        139.0          35.3
Assumed reinsurance and pools                                    2.0         38.0          50.0
Unassigned IBNR                                                             197.0           9.6
------------------------------------------------------------------------------------------------
Total                                                583      $ 57.0     $  394.0         100.0%
================================================================================================

Lorillard

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Revenues decreased by $76.2 million, or 8.9% and net income decreased by $25.9 million, or 16.9% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year.

  The decrease in revenues and net income for the three months ended March 31, 2004, as compared to the corresponding period of the prior year, is primarily due to lower net sales of $76.3 million due to lower effective unit prices reflecting higher sales promotion expenses (accounted for as a reduction to net sales) and decreased unit sales volume of approximately 1.4% (representing a decrease of $2.4 million, assuming prices were unchanged from the corresponding period of the prior year). Lorillard increased promotional expenses for the three months ended March 31, 2004, as compared to the corresponding period of the prior year, due to price pressure in response to continuing high levels of competitive premium brand promotional spending and the effects of increased state excise taxes since July of 2002. The decline in net sales revenue in the 2004 period was partially offset by increased revenues of $7.0 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard's cash discount rate offered to direct buying accounts.

  The decrease in net income for the three months ended March 31, 2004, as compared to the corresponding period of the prior year, also reflects higher tobacco settlement costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the "State Settlement Agreements"). The $3.6 million pretax increase in tobacco settlement costs for the three months ended March 31, 2004, as compared to the corresponding period of the prior year, is due to another year of inflation on base payments ($5.5 million) and other adjustments ($1.0 million), partially offset by lower charges for lower unit sales volume ($2.9 million) under the State Settlement Agreements. In addition, results in 2003 included a charge of $28.0 million ($17.1 million after taxes) to resolve indemnification claims and trademark matters in connection with the 1977 sale by Lorillard of its international business.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 1.4% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. Domestic wholesale volume decreased 1.7% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. Total Newport unit sales volume decreased by 0.9% for the three months ended March 31, 2004, and domestic U.S. Newport volume decreased 1.2% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. In addition to pricing pressure due to the increases in state excise taxes since July of 2002, the competitive impact of deep discount brands, and on-going competitive promotions, Lorillard's volume for the three months ended March 31, 2004 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 1.9% of Lorillard's net unit sales for the three months ended March 31, 2004, as compared to 1.0% in 2003.

  Lorillard recorded pretax charges of $201.1 and $197.5 million ($122.7 and $120.7 million after taxes) for the three months ended March 31, 2004 and 2003, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  Other operating expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. Lorillard's outside legal fees and other external product liability defense costs were $23.0 and $19.1 million, for the three months ended March 31, 2004 and 2003, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. It is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Selected Market Share Data

  The following table provides market share and other data for Lorillard and Newport with respect to the U.S. cigarette industry and the premium and menthol segments of the market.


Three Months Ended March 31                                                    2004        2003
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic market (1)                                   9.56%       9.39%
Lorillard's premium segment as a percentage
 of its total domestic volume (1)                                             95.4        96.0
Newport share of the domestic market (1)                                       8.67        8.47
Newport share of the premium segment (1)                                      11.6        11.6
Total menthol segment market share for the
 industry (2)                                                                 27.08       26.64
Newport's share of the menthol segment (2)                                    30.9        29.7
Newport as a percentage of Lorillard's (3):
  Total volume                                                                90.9        90.4
  Net sales                                                                   92.9        91.4

Sources:
(1) Management Science Associates, Inc.
(2) Lorillard proprietary data
(3) Lorillard Shipment Reports

  Note: Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. ("MSAI"), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI's information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Deep discount price brands are produced by manufacturers which are subject to lower payment obligations under the State Settlement Agreements. This cost advantage enables them to price their brands as much as 65% less than the list price of premium brand offerings from the major cigarette manufacturers.

  Lorillard management believes that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

  Overall, domestic industry unit sales volume decreased 3.5% for the three months ended March 31, 2004, as compared to 2003. Lorillard domestic wholesale unit sales volume decreased 1.7% for the three months ended March 31, 2004 as compared to 2003. Industry sales for premium brands were 74.6% of the total domestic markets for the three months ended March 31, 2004, as compared to 72.9% in 2003.

Business Environment

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

  . A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. Plaintiffs have appealed the appellate court's decision to the Florida Supreme Court. The U.S. Department of Justice has also brought an action against Lorillard and other tobacco companies. The government seeks, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering "enterprise," as well as various injunctive relief. Trial of this matter is scheduled to begin during September of 2004.
    See Item 3 - Legal Proceedings and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

  . Substantial annual payments by Lorillard, continuing in perpetuity, and significant restrictions on marketing and advertising agreed to under the terms of the State Settlement Agreements. The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard's share of the domestic premium and discount segment, and the effect of any resulting cost advantage of manufacturers not subject to all of the payment obligations of the State Settlement Agreements.

  . On October 27, 2003, R.J. Reynolds Tobacco Company ("RJR"), the second largest cigarette manufacturer in the United States, and British American

    Tobacco announced that they have agreed to combine the U.S. tobacco business of RJR with British American Tobacco's U.S. tobacco business ("B&W"), the third largest cigarette manufacturer in the United States. The closing of this combination is subject to various conditions, including regulatory approvals. If completed, the consolidation of these two competitors would result in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created Reynolds American, having a combined market share of approximately 80%. In addition, this transaction would combine in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 21%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

  . The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.1% over the period 1984 through the first quarter of 2004 and approximately 2.9% over the period from 2000 through the first quarter of 2004, as measured by MSAI. In the first quarter of 2004, domestic U.S. cigarette industry volume declined by 3.5% as compared to 2003, according to information provided by MSAI.

  . Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 0.28 share points from 8.07% in the first quarter of 2003 to 7.79% in the first quarter of 2004, as estimated by MSAI. The share of market of deep discounts as estimated by MSAI, has increased from 4.79% in 2000 to 7.79% for the first quarter of 2004. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

  . Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the four largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep-discount cigarette segment. As a result of increased competition based on the retail price of brands and the market share of deep discounters described in the immediately preceding bullet, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard has not increased its wholesale prices since March of 2002. Increases by manufacturers in wholesale and retail price promotional allowances also effectively reduce the prices of many key brands. Certain of Lorillard's major competitors continue to promote their products through the use of restrictive merchandising programs that Lorillard believes impede its ability to compete for shelf space in retail outlets and make it difficult to effectively communicate its promotions to consumers.

  . Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. These taxes have increased substantially. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.025 to $1.00 per pack. In 2004, federal excise taxes are $0.39 per pack and state excise taxes ranged from $0.025 to $3.00 per pack. A state excise tax increase of 35 cents per pack occurred in one state during the first quarter of 2004. Proposals have been made and/or are pending to increase federal and further increase state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

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

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $7.7 million, or 10.5%, and income from continuing operations increased by $1.5 million in the three months ended March 31, 2004, as compared to the corresponding period of the prior year.

  Revenues increased for the three months ended March 31, 2004, as compared to the corresponding period of the prior year, due primarily to an increase in revenue per available room, higher other hotel operating revenues, and an increase in equity income from the Universal Orlando properties. Revenue per available room increased by $6.19 or 4.9%, to $131.63, due to increased occupancy and average room rates.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Income from continuing operations increased for the three months ended March 31, 2004 due to the increase in revenues discussed above, partially offset by higher operating costs.

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

  Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. Five of Diamond Offshore's rigs were cold stacked at March 31, 2004.

  Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years ("5-year survey") for all of Diamond Offshore rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-

time. The number of rigs undergoing a 5-year survey will vary from year to year.

  Revenues increased by $33.9 million, or 22.3%, for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. Net loss for the three months ended March 31, 2004 was $6.9 million, compared to $12.1 million in the corresponding period of the prior year. Revenues for the three months ended March 31, 2004 increased due primarily to higher contract drilling revenues of $37.4 million, partially offset by reduced investment income, as compared to the prior period.

  Revenues from high specification floaters and other semisubmersible rigs increased by $20.5 million for the three months ended March 31, 2004, as compared to the corresponding period of the prior year. The increase reflects, increased utilization of $11.3 million and increased revenues generated by the Ocean Rover, which was undergoing an upgrade to high specification capabilities in the same quarter of last year, amounting to $10.6 million, partially offset by a decline in dayrates of $1.4 million.

  Revenues from jack-up rigs increased $17.3 million, or 11.4%, for the three months ended March 31, 2004 due primarily to increased utilization of $9.0 million and increased dayrates of $8.3 million, as compared to the corresponding period of the prior year.

  Investment income decreased by $2.6 million, or 1.7%, primarily due to lower yields on cash and marketable securities and a reduction in invested cash balances for the three months ended March 31, 2004, as compared to the corresponding period of the prior year.

  Net loss decreased for the three months ended March 31, 2004 due primarily to the increased utilization and dayrates earned by semisubmersible rigs and jack-ups, partially offset by reduced investment income and increased contract drilling expenses.

Texas Gas

  Texas Gas was acquired on May 17, 2003, therefore results of operations for the three months ended March 31, 2003 did not include the operations of Texas Gas.

Corporate and Other

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation ("Bulova"), a 97% owned subsidiary, equity earnings from Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). Hellespont is engaged in the business of owning and operating four ultra large crude oil tankers that are used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  Exclusive of investment gains, revenues increased by $13.6 million and net loss increased by $3.9 million for the three months ended March 31, 2004, as compared to the corresponding period of the prior year.

  Revenues increased for the three months ended March 31, 2004 due primarily to higher results from shipping operations of $14.7 million, partially offset by decreased investment income of $1.6 million and decreased Bulova net sales of $0.8 million. Bulova net sales declined due to lower watch unit sales volume of 12.3%, partially offset by higher unit watch prices of 5.5%. Net loss increased due to reduced investment income of $1.7 million and lower results from Bulova of $1.3 million, partially offset by increased results from shipping operations of $9.5 million for the three months ended March 31, 2004. The decrease in investment income is primarily due to lower yields on invested balances and a reduced investment portfolio. See Liquidity and Capital Resources - Majestic Shipping for developments related to Hellespont.

  The components of investment gains (losses) included in Corporate operations are as follows:


                                                                           Three Months Ended
                                                                                March 31,
------------------------------------------------------------------------------------------------
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                                                   $ (1.9)       $    6.7
Equity securities, including short positions                               32.3           (37.3)
Short-term investments                                                                      1.2
Other                                                                       8.4             9.9
------------------------------------------------------------------------------------------------
                                                                           38.8           (19.5)
Income tax (expense) benefit                                              (13.6)            6.8
------------------------------------------------------------------------------------------------
Net gain (loss)                                                          $ 25.2        $  (12.7)
================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

  The principal operating cash flow sources of CNA's insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the three months ended March 31, 2004, net cash provided by operating activities was $37.0 million as compared with $45.0 million for the same period in 2003. The decrease in cash provided by operating activities related primarily to an increase in paid claims in 2004 as compared with 2003.

  Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the three months ended March 31, 2004, net cash used by investing activities was $441.0 million as compared with net cash provided by investing activities of $132.0 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the three months ended March 31, 2004, net cash provided by financing activities was $346.0 million as compared with $137.0 million net cash used for the same period in 2003. Cash flows provided by financing activities were related principally to proceeds from the issuance of the CCC Group and Life surplus notes.

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the Securities and Exchange Commission ("SEC").

Debt and Other Commitments

  The Company's 2003 Form 10-K/A provides a detailed discussion of CNA's debt. CNA paid the $250.0 million three-year bank credit facility on April 20, 2004.

  During February of 2004, Loews purchased $45.6 million of surplus notes from CCC, in relation to the sale of CNA's group benefits business, and also purchased $300.0 million of additional surplus notes of CCC in relation to the planned sale of CNA's individual life business. These notes have 20-year terms and bear interest at LIBOR plus 350 basis points, reset annually. The notes are mandatorily prepayable upon the occurrence of certain events including the sale of the Individual Life Business. CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale.

  See Note 14 of the Notes to Consolidated Condensed Financial Statements for information related to CNA Surety's related party transactions with CNA and information related to commitments and contingencies. The impact of these transactions should be considered when evaluating CNA's liquidity and capital resources.

Regulatory Matters

  CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate CNA's U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented in the fourth quarter of 2003 a 100.0% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of The Continental Insurance Company ("CIC") and its 14 affiliated insurance companies ("CIC Group") to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter of 2003 in order to properly align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

  In connection with the approval process for aspects of the reorganization plan, CNA agreed to undergo a state regulatory financial examination of CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. CCC was also scheduled to undergo its routine state regulatory financial examination as of December 31, 2003. These state regulatory financial examinations are currently underway.

  Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Dividends from Subsidiaries

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund the CNA's 2004 debt service and principal repayment requirements.

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

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of April 6, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


                            Insurance Financial Strength Ratings               Debt Ratings
------------------------------------------------------------------------------------------------
                        Property and Casualty(a)       Life & Group        CNA       Continental
                        ----------------------------------------------- ------------------------
                           CCC         CIC                                Senior        Senior
                          Group       Group        CAC(b)      VFL(c)      Debt          Debt
------------------------------------------------------------------------------------------------

A.M. Best                  A             A           A-           A         bbb           bbb-
Fitch                      A-            A-          A-           A+        BBB-          BBB-
Moody's                    A3            A3         Baa1         Baa1       Baa3          Baa3
S&P                        A-            A-         BBB+          A         BBB-          BBB-

(a)  All outlooks for the Property & Casualty companies' financial strength and holding company debt ratings are negative.
(b)  A.M. Best and Moody's have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.
(c)  VFL's rating modifiers are Under Review with Developing Implications by A. M. Best, Rating
     Watch Positive by Fitch, On Review for Upgrade by Moody's and Credit Watch Negative by S&P.

  S&P lowered CAC's rating from A to BBB+ with a negative outlook and changed the rating modifier on VFL from CreditWatch Developing to CreditWatch Negative. These rating actions follow CNA's February 5, 2004 announcement regarding the sale of the individual life and annuity business.

  If CNA's insurance financial strength ratings were downgraded below current levels, CNA's business and the Company's results of operations could be materially adversely affected. The severity of the impact on CNA's business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA's insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

  In addition, the Company believes that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on CNA's ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

  CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA's ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA's current ratings.

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

  Except for the impact of the State Settlement Agreements as described in
Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the Consolidated Condensed Financial Statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements in the first quarter of 2004 was approximately $622.5 million.

  See Item 3 - Legal Proceedings and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

  Lorillard's marketable securities totaled $1,128.7 and $1,530.2 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, fixed maturity securities represented 85.7% of the total investment in marketable securities, including 57.8% invested in Treasury Bills with an average duration of approximately 3 months, 25.8% invested in overnight repurchase agreements and 16.4% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash outflow of approximately $252.4 million for the three months ended March 31, 2004, compared to $56.5 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  Cash provided by operating activities was $38.5 million for the three months ended March 31, 2004, compared to $29.1 million in the comparable period of 2003. The increase is primarily due to an improvement in results of operations in 2004.

  Diamond Offshore has budgeted approximately $15.0 million during 2004 to upgrade one of its high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. The upgrade began near the end of the first quarter of 2004 and is expected to be completed during the latter part of the second quarter of 2004. As of March 31, 2004, Diamond Offshore spent $3.6 million on this project.

  Diamond Offshore expects to spend approximately $66.0 million in 2004 for capital expenditures associated with its continuing rig enhancement program (other than rig upgrades) and other corporate requirements. During the three months ended March 31, 2004, Diamond Offshore spent $19.0 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

  Diamond Offshore expects to finance its capital expenditures through the use of existing cash balances or internally generated funds.

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

  In April of 2004, Moody's lowered its ratings of Diamond Offshore's long-term debt to Baa2 from Baa1 primarily due to financial performance that was below Moody's expectations. Moody's also changed its ratings outlook to stable from negative. Although Diamond Offshore's long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Texas Gas

  Texas Gas funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the three months ended March 31, 2004 amounted to $49.0 million. Texas Gas's cash and cash equivalents totaled $37.0 and $19.2 million at March 31, 2004 and December 31, 2003, respectively.

  In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity.

Majestic Shipping

  As previously reported in the Company's 2003 Annual Report on Form 10-K/A, Hellespont acquired four new ultra-large crude carrying ships which were financed in part by bank debt of $200.0 million, guaranteed by Hellespont. As of March 31, 2004, $184.2 million principal amount of this debt was outstanding. The Company has agreed to provide credit support for this bank debt by making available to the borrowers an operating cash flow credit facility of up to an aggregate amount of $25.0 million, none of which is outstanding. In addition, as of March 31, 2004, $22.2 million principal amount remains outstanding on a $57.5 million promissory note issued to Majestic by Hellespont.

  In April of 2004, Hellespont Shipping Corporation entered into agreements to sell each of its four ultra-large crude oil tankers to Euronav Luxembourg SA. The sales, which are subject to customary closing conditions, are scheduled to be consummated in four separate closings during the second and third quarters of 2004.

Corporate and Other

  The parent company's cash and net investments totaled approximately $2.1 billion at March 31, 2004 and December 31, 2003. Cash and net investments include proceeds from the issuance, in March of 2004, of $300.0 million principal amount of senior notes at 5 1/4% due March 15, 2016. Proceeds from this issuance were used to redeem the Company's $300.0 million 7.625% notes due June 1, 2023 at a redemption price of 103.8125% of the principal amount in April of 2004.

  The Company has been a major source of capital for CNA's liquidity and capital resource needs.

  As discussed above in Overview - CNA Recent Developments, in order to assist CNA in replenishing statutory capital adversely impacted by the prior year development recorded in 2003, in November of 2003 Loews purchased $750.0 million of a new series of CNA preferred stock, which has since converted into approximately 32.3 million shares of CNA common stock. In February of 2004, the Company purchased $345.6 million of surplus notes from CCC, of which $45.6 million was purchased in connection with CNA's sale of its group benefits business and $300.0 million was purchased in relation to the planned sale of CNA's individual life business. CNA has estimated that the sale of the individual life business will result in an addition to statutory capital of approximately $500.0 million. Following consummation of the individual life sale, CNA plans to seek approval from the insurance regulatory authority for the repayment of the surplus notes purchased in relation to such sale, though no assurance can be given that such approval will be granted.

  The Company believes that its commitment to support the statutory capital of CCC has been satisfied and does not anticipate any future funding requirements under the capital plan.

  The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of April 23, 2004,

approximately $800.0 million of securities were available for issuance under this shelf registration statement.

  As of March 31, 2004, there were 185,486,300 shares of Loews common stock outstanding and 57,966,750 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Insurance

  CNA adopted Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Consolidated Condensed Balance Sheets. The results of operations from separate account business was primarily classified as other revenue in the Consolidated Condensed Statements of Income. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes, which is carried at fair value with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Condensed Statements of Income. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

  The significant components of CNA's investment income are presented in the following table:

                                                                           Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
                                                                            2004           2003
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                                                $ 407.3       $  420.1
Short term investments                                                      15.7           20.2
Limited partnerships                                                        74.7           23.3
Equity securities                                                            4.4            4.5
Interest on funds withheld and other deposits                              (49.8)         (46.7)
Other                                                                       29.6           25.3
------------------------------------------------------------------------------------------------
Gross investment income                                                    481.9          446.7
Investment expense                                                          (8.8)         (14.5)
------------------------------------------------------------------------------------------------
Investment income, net of expense                                        $ 473.1       $  432.2
================================================================================================

  CNA experienced higher net investment income for the three months ended March 31, 2004 as compared with the same period in 2003. This increase was due primarily to increased limited partnership income and additional income from the indexed group annuity contracts as a result of the adoption of SOP 03-01. These increases were partially offset by lower investment yields on fixed maturity securities.

  The bond segment of the investment portfolio yielded 4.7% and 5.5% for the three months ended March 31, 2004 and 2003.

  The components of net realized investment results from available-for-sale securities are presented in the following table:

                                                                           Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
                                                                           2004           2003
------------------------------------------------------------------------------------------------
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
  U.S. Government bonds                                                   $  10.2       $  38.1
  Corporate and other taxable bonds                                           5.5        (118.2)
  Tax-exempt bonds                                                           72.7          19.4
  Asset-backed bonds                                                         39.0          17.9
  Redeemable preferred stock                                                  1.5          (5.1)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                                             128.9         (47.9)
Equity securities                                                            11.1
Derivative securities                                                       (32.0)        (22.2)
Short-term investments                                                                      4.0
Impairment loss on Individual Life business                                (565.9)
Other                                                                         3.4         (13.0)
Allocated to participating policyholders'
  and minority interest                                                      (0.5)          3.0
-----------------------------------------------------------------------------------------------
Total investment (losses) gains                                            (455.0)        (76.1)
Income tax benefit (expense)                                                123.7          27.3
Minority Interest                                                            29.1           4.9
------------------------------------------------------------------------------------------------
Net realized investment (losses) gains                                    $(302.2)     $  (43.9)
================================================================================================

  Net realized investment losses were $302.2 and $43.9 million for the three months ended March 31, 2004 and 2003, or a decrease in net realized investment results of $258.3 million. The investment losses in 2004 were primarily driven by an after-tax impairment loss of $368.3 million ($565.9 million pretax) related to the pending sale of CNA's individual life insurance business partially offset by realized gains on fixed maturity securities. The investment losses in 2003 were primarily driven by impairment losses for fixed maturity and equity securities partially offset by realized gains on the investment portfolio. The impairment losses recorded in 2003 were primarily for securities in certain market sectors, including the airline, healthcare and energy industries.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or for credit or tax considerations. This activity will produce realized gains and losses.

  CNA classifies substantially all its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income.

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities available-for-sale:


                                                                           Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
                                                                             2004        2003
------------------------------------------------------------------------------------------------
(In millions)

Net realized gains (losses) on fixed maturity
 and equity securities:
Fixed maturity securities:
  Gross realized gains                                                   $    225.0    $  285.0
  Gross realized losses                                                       (96.0)     (333.0)
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
  maturity securities                                                         129.0       (48.0)
------------------------------------------------------------------------------------------------
Equity securities:
  Gross realized gains                                                         13.0        12.0
  Gross realized losses                                                        (2.0)      (12.0)
------------------------------------------------------------------------------------------------
Net realized gains on equity
 securities                                                                    11.0
------------------------------------------------------------------------------------------------
Net realized gains (losses) on fixed
 maturity and equity securities                                          $    140.0    $  (48.0)
================================================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three months ended March 31, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.


                                                                                      Months in
                                                       Fair Value                     Unrealized
                                                         Date of       Loss           Loss Prior
Issuer Description and Discussion                         Sale        On Sale           To Sale
------------------------------------------------------------------------------------------------
(In millions)

A major department store retailer that is
 comprised of full-line stores, home services,
 credit, and electronic commerce activities. (a)          $  16.0      $   2.0             0-12
Issues and sells mortgage backed
 securities. Issuer was chartered
 by United States Congress to
 facilitate housing ownership for
 low to middle income Americans (b)                         215.0          1.0              0-6
------------------------------------------------------------------------------
   Total                                                  $ 231.0      $   3.0
==============================================================================

(a) The issuer's financial condition is in good standing and is investment grade quality. A decision was made to reduce the portfolio's overall exposure to the issuer.
(b) Volatility of interest rates prompted movement to other asset classes.

Valuation and Impairment of Investments

  The following table details the carrying value of CNA's general and separate account investment portfolios:


                                                              March 31,           December 31,
                                                                2004                  2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
  U.S. Treasury securities and obligations of
   government agencies                                  $ 1,263.0      3.4%   $ 1,900.0     5.0%
  Asset-backed securities                                 7,651.0     20.7      8,757.0    23.0
  States, municipalities and political subdivisions-
   tax-exempt                                             9,227.0     24.9      7,970.0    20.9
  Corporate securities                                    6,541.0     17.7      6,482.0    17.0
  Other debt securities                                   3,262.0      8.8      3,264.0     8.6
  Redeemable preferred stock                                176.0      0.5        104.0     0.3
  Options embedded in convertible debt securities           178.0      0.5        201.0     0.5
------------------------------------------------------------------------------------------------
  Total fixed maturity securities available-for-sale     28,298.0     76.5     28,678.0    75.3
------------------------------------------------------------------------------------------------

Fixed maturity trading securities:
  U.S. Treasury securities and obligations
   of government agencies                                    69.0      0.2
  Asset-backed securities                                   112.0      0.3
  States, municipalities and political
   subdivisions - tax-exempt
  Corporate securities                                      166.0      0.4
  Other debt securities                                      40.0      0.1
  Redeemable preferred stock                                  6.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities                     393.0      1.0
------------------------------------------------------------------------------------------------

Equity securities:
  Common stock                                              431.0      1.2        383.0     1.0
  Non-redeemable preferred stock                             73.0      0.2        144.0     0.4
------------------------------------------------------------------------------------------------

Total equity securities                                     504.0      1.4        527.0     1.4
------------------------------------------------------------------------------------------------

Short term investments available-for-sale                 5,737.0     15.5      7,538.0    19.8
Short term trading securities                               390.0      1.0
Limited partnerships                                      1,659.0      4.5      1,117.0     2.9
Other investments                                            40.0      0.1        240.0     0.6
------------------------------------------------------------------------------------------------

Total general account investments                      $ 37,021.0    100.0%   $38,100.0   100.0%
================================================================================================

  CNA's general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, short-term securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $1,524.0 million at March 31, 2004 compared with a net unrealized gain of $1,348.0 million at December 31, 2003. The net unrealized position at March 31, 2004 was composed of a net unrealized gain of $1,259.0 million for fixed maturities and a net unrealized gain of $265.0 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114.0 million for fixed maturities and a net unrealized gain of $234.0 million for equity securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:


                                                               Gross Unrealized Losses
                                          Cost or     Gross    -----------------------   Net
                                         Amortized  Unrealized Less than Greater than Unrealized
March 31, 2004                              Cost       Gains    12 Months   12 Months    Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities available-
 for-sale:
  U.S. Treasury securities and
   obligations of government agencies     $ 1,131.0  $  149.0     $  10.0    $  7.0    $  132.0
  Asset-backed securities                   7,497.0     174.0        17.0       3.0       154.0
  States, municipalities and political
   subdivisions-tax-exempt                  9,026.0     248.0        45.0       2.0       201.0
  Corporate securities                      6,095.0     497.0        34.0      17.0       446.0
  Other debt securities                     2,948.0     328.0        10.0       4.0       314.0
  Redeemable preferred stock                  164.0      12.0                              12.0
  Options embedded in convertible
   debt securities                            178.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities available-
 for-sale                                  27,039.0   1,408.0       116.0      33.0     1,259.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities       393.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                180.0     255.0         4.0                 251.0
  Non-redeemable preferred stock               59.0      14.0                              14.0
------------------------------------------------------------------------------------------------
Total equity securities                       239.0     269.0         4.0                 265.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity
  securities                              $27,671.0  $1,677.0     $ 120.0    $ 33.0    $1,524.0
================================================================================================

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

  At March 31, 2004, the carrying value of the general account fixed maturities available-for-sale was $28,298.0 million, representing 76.4% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,259.0 million, comprised of $1,408.0 million in gross unrealized gains and $149.0 million in gross unrealized losses. Corporate bonds represented 34.0%, municipal securities represented 32.0%, asset-backed securities represented 13.0%, and all other fixed maturity securities represented 21.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and consumer non-cyclical, which represented 24.0%, 20.0%, and 18.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

  The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities:

                                                                                 Percent of
                                                                            --------------------
                                                                            Market    Unrealized
March 31, 2004                                                              Value        Loss
------------------------------------------------------------------------------------------------

Due in one year or less                                                       2.0%          6.0%
Due after one year through five years                                         5.0          18.0
Due after five years through ten years                                       21.0          25.0
Due after ten years                                                          54.0          38.0
Asset-backed securities                                                      18.0          13.0
------------------------------------------------------------------------------------------------
Total                                                                       100.0%        100.0%
================================================================================================

  The following table summarizes for fixed maturity and equity securities available-for-sale in an unrealized loss position at March 31, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.


                                             March 31, 2004               December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Gross                           Gross
                                        Estimated     Unrealized      Estimated       Unrealized
                                        Fair Value       Loss         Fair Value          Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                           $ 4,575.0     $  66.0         $ 4,138.0        $  50.0
    7-12 months                              651.0        28.0             834.0           36.0
    13-24 months                             101.0        17.0              76.0           11.0
    Greater than 24 months                    44.0         4.0              51.0            3.0
------------------------------------------------------------------------------------------------
  Total investment grade                   5,371.0       115.0           5,099.0          100.0
------------------------------------------------------------------------------------------------
  Non-investment grade:
    0-6 months                               527.0        21.0             134.0            5.0
    7-12 months                               19.0         1.0              60.0            7.0
    13-24 months                              35.0         3.0              16.0            1.0
    Greater than 24 months                    82.0         9.0             105.0           10.0
------------------------------------------------------------------------------------------------
  Total non-investment grade                 663.0        34.0             315.0           23.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities            6,034.0       149.0           5,414.0          123.0
------------------------------------------------------------------------------------------------
Equity securities:
  0-6 months                                  13.0         3.0              23.0            2.0
  7-12 months                                  2.0         1.0              10.0            2.0
  13-24 months                                 1.0                           3.0
  Greater than 24 months                       6.0                           6.0
------------------------------------------------------------------------------------------------
Total equity securities                       22.0         4.0              42.0            4.0
------------------------------------------------------------------------------------------------
Total fixed maturity and
 equity securities                       $ 6,056.0     $ 153.0         $ 5,456.0        $ 127.0
================================================================================================

  CNA's non-investment grade fixed maturity securities available-for-sale as of March 31, 2004 that were in a gross unrealized loss position had a fair value of $663.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2004 and December 31, 2003.

                                        Fair Value as a Percentage of Book Value        Gross
                            Estimated   -----------------------------------------     Unrealized
March 31, 2004              Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months                   $  527.0      $16.0      $ 5.0                              $ 21.0
7-12 months                      19.0        1.0                                            1.0
13-24 months                     35.0                   3.0                                 3.0
Greater than 24 months           82.0        3.0        6.0                                 9.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  663.0      $20.0      $14.0                              $ 34.0
================================================================================================

                                        Fair Value as a Percentage of Book Value         Gross
                            Estimated   -----------------------------------------     Unrealized
December 31, 2003           Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
Non- investment grade:
  0-6 months                 $  134.0      $ 2.0      $ 1.0                 $ 2.0        $  5.0
  7-12 months                    60.0        1.0        6.0                                 7.0
  13-24 months                   16.0        1.0                                            1.0
  Greater than 24 months        105.0        4.0        1.0      $  5.0                    10.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  315.0      $ 8.0      $ 8.0      $  5.0     $ 2.0        $ 23.0
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

  A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. CNA follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. CNA has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA's Chief Financial Officer. The committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

  When a security is placed on the watch list, it is monitored for further fair value changes and additional news related to the issuer's financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

  The decision to impair a security incorporates both quantitative criteria and qualitative information. The committee considers a number of factors including, but not limited to: (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (4) whether the debtor is current on interest and principal payments and (5) general market conditions and industry or sector specific factors. The committee's decision to impair a security is primarily based on whether the security's fair value is likely to remain significantly below its book value in light of all of the factors considered above. For securities that are impaired, the security is written down to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Condensed Statements of Income.

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at March 31, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  The fair value of securities held by CNA may deteriorate in the future which may have an adverse impact on the Company's results of operations and/or equity.

  CNA's equity securities available-for-sale as of March 31, 2004 that were in a gross unrealized loss position had a fair value of $22.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 91.6% and 92.9% of which were rated as investment grade at March 31, 2004 and December 31, 2003.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:

                                                      March 31, 2004        December 31, 2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated agency
 securities                                      $  2,218.0      7.8%     $ 2,818.0         9.9%
Other AAA rated                                    13,451.0     47.2       12,779.0        44.7
AA and A rated                                      6,039.0     21.2        6,329.0        22.1
BBB rated                                           4,391.0     15.4        4,631.0        16.2
Non investment-grade                                2,410.0      8.4        2,017.0         7.1
------------------------------------------------------------------------------------------------
Total                                            $ 28,509.0    100.0%     $28,574.0       100.0%
================================================================================================

  At March 31, 2004 and December 31, 2003, approximately 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or CNA management.

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

  The carrying value of non-traded securities at March 31, 2004 was $296.0 million which represents 0.8% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $79.0 million at March 31, 2004. Of the non-traded securities, 48.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at March 31, 2004 are $7,763.0 million of asset-backed securities, at fair value, consisting of approximately 52.0% in collateralized mortgage obligations ("CMOs"), 8.0% in corporate asset-backed obligations, 12.0% in U.S. Government agency issued pass-through certificates and 28.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table.

Short-term Investments
                                                                       March 31,    December 31,
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Short-term investments available-for-sale:
  Commercial paper                                                     $2,330.0         $4,458.0
  U.S. Treasury securities                                              2,348.0          1,068.0
  Money market funds                                                      423.0          1,230.0
  Other                                                                   636.0            782.0
------------------------------------------------------------------------------------------------
Total short-term investments available-for-sale                         5,737.0          7,538.0
------------------------------------------------------------------------------------------------
Short-term trading securities:
  Commercial paper                                                         52.0
  U.S. Treasury securities                                                 62.0
  Money market funds                                                      230.0
  Other                                                                    46.0
------------------------------------------------------------------------------------------------
Total short-term trading securities                                       390.0
------------------------------------------------------------------------------------------------
Total short-term investments                                           $6,127.0         $7,538.0
================================================================================================

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of non-performance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts.

ACCOUNTING STANDARDS

  In January of 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS No. 106 - and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on its other postretirement benefit plan and its participants, and has elected the one-time deferral. The Company's accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 does not reflect the effects of the Medicare Prescription Drug Act.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2004 and December 31, 2003, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Condensed Statements of Income. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on March 31, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of March 31 2004 and December 31, 2003 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $428.2 and

$394.1 million, respectively. A 100 basis point decrease would result in an increase in market value of $503.2 and $460.5 million, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2004 and December 31, 2003, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 2004 and December 31, 2003, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at March 31, 2004 and December 31, 2003.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:                Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                              March 31   December 31      March 31   December 31
                                                  2004          2003          2004          2003
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities                          $  324.8      $  339.1        $  (81.0)  $   (85.0)
  Options - purchased                            21.5          22.2            (5.0)        2.0
          - written                              (3.5)         (4.0)            2.0        (1.0)
  Short sales                                  (118.3)       (118.4)           30.0        30.0
  Limited partnership investments                94.8          73.5           (24.0)      (18.0)
  Separate accounts - Equity securities (a)                     0.1
                    - Other invested assets     462.5         419.1           (14.0)       (7.0)
Interest rate (2):
  Short sales of treasury securities           (755.4)                         (65.0)
  Options - purchased                            (0.4)                          (4.0)
  Futures - long                                                                 8.0
          - short                                                              (39.0)      (5.0)
  Interest rate swaps - long                     49.5          25.0             (4.0)      (1.0)
                      - short                    (1.0)                           2.0
  Separate accounts - Fixed maturities          392.7         304.3              5.0        4.0
                    - Short term investments    389.5         413.7
Gold (3):
  Options - purchased                             0.1           1.4             10.0        8.0
          - written                              (0.2)         (0.8)           (13.0)     (12.0)
Oil swaps - long                                                                (0.7)
          - short                                                                0.7
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

(a)   In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(282.0) and $(277.0)
      at March 31, 2004 and December 31, 2003, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:            Fair Value Asset (Liability)           Market Risk
------------------------------------------------------------------------------------------------
                                       March 31,      December 31,        March 31, December 31,
                                           2004              2003             2004         2003
------------------------------------------------------------------------------------------------
(Amounts in millions)

Equity markets (1):
  Equity securities:
    General accounts (a)               $   504.1      $     526.9      $  (125.0)      $ (129.0)
    Separate accounts                      107.6            116.5          (27.0)         (29.0)
  Limited partnership investments        1,342.3          1,261.6         (100.0)         (69.0)
  Separate accounts - Other
   invested assets                                          414.8                        (104.0)
Interest rate (2):
  Fixed maturities (a)(b)              29,015.1         28,781.3        (1,950.0)     (1,979.0)
  Short-term investments (a)            10,325.6         11,264.6           (23.0)         (5.0)
  Other invested assets                     37.5            237.8
  Other derivative securities                5.0              5.0             7.0        (105.0)
  Separate accounts (a):
    Fixed maturities                       608.9          1,809.2           (33.0)       (114.0)
    Short term investments                  20.5             81.8
  Long-term debt                        (6,278.5)        (5,871.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2)
      an increase in interest rates of 100 basis points.

(a)   Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(134.0) and $(152.0) at March 31, 2004 and December 31, 2003, respectively.

(b)   Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(97.0) and $(32.0) at March 31, 2004 and December 31, 2003, respectively.

Item 4.  Disclosure Controls and Procedures.

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

  Management, in consultation with the Company's independent accountants, previously identified deficiencies in certain aspects of initial policy set-up and processing for large account property and casualty business in CNA's Standard Lines segment which constituted a "Reportable Condition" under standards established by the American Institute of Certified Public

Accountants. These deficiencies impacted the quality of the claim data used by CNA's actuaries as the basis for their comprehensive actuarial reviews, which hampered the timeliness of these reviews. During the first quarter of 2004, CNA completed its remediation efforts and has cured the aforementioned deficiencies.

  There were no other changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

  1.  Insurance Related.
      -----------------

  Information with respect to insurance related legal proceedings is incorporated by reference to Notes 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

  2.  Tobacco Related.
      ---------------

  Information with respect to tobacco related legal proceedings is incorporated by reference to Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company's Report on Form 10-K/A for the year ended December 31, 2003. Additional developments in relation to the foregoing are described below and incorporated by reference to Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

CLASS ACTIONS

  In the case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003), the court dismissed this suit during February of 2004. Plaintiffs did not appeal.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the second phase of trial began during March of 2004 and was proceeding as of April 23, 2004. This matter also is discussed under "Note 13. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases."

REIMBURSEMENT CASES

Reimbursement Cases by U.S. Governmental Entities -

  In the case of United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999), trial is scheduled to begin during September of 2004. This matter is discussed under "Note 13. Legal Proceedings - Non-Insurance, Tobacco Related - Reimbursement Cases."

Reimbursement Cases by Private Citizens -

  In the case of Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court,

Eastern District, New York, filed December 23, 1997), plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court that seeks review of the rulings that dismissed the case in favor of the defendants. As of April 23, 2004, the U.S. Supreme Court had not announced whether it would review plaintiffs' petition.

CONTRIBUTION CLAIMS -

  In the case of Owens Corning v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Jefferson County, Mississippi), the Mississippi Supreme Court, in a decision issued during March of 2004, affirmed the judgment that the trial court entered in favor of the defendants. Plaintiff chose not to seek further review of this matter. The Company was a defendant in the case.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -

Description of Exhibit                                                 Number
----------------------                                                 ------

Certification dated April 30, 2004, by the Chief Executive Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.1*

Certification dated April 30, 2004, by the Chief Financial Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.2*

Certification dated April 30, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        32.1*

Certification dated April 30, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           32.2*

Pending Tobacco Litigation, incorporated herein by reference to
Exhibit 99.01 to Registrant's Report on Form 10-K for the year ended
December 31, 2003                                                        99.1

* Filed or furnished herewith

(b)  Current reports on Form 8-K -

  On January 5, 2004, Registrant filed a report on Form 8-K regarding CNA's completed sale of its Group Benefits Business to Hartford Financial Services Group.

  On February 5, 2004, Registrant filed a report on Form 8-K regarding CNA's agreement to sell its individual life business to Swiss Re Life & Health America Inc.

  On February 13, 2004, Registrant filed a report on Form 8-K regarding the fourth quarter and full year of 2003 earnings release for the Loews Corporation and the Carolina Group.

  On March 8, 2004, Registrant filed a report on Form 8-K regarding its intent to issue $300 million principal amount of new twelve-year senior notes.

  On March 9, 2004, Registrant filed a report on Form 8-K regarding an underwriting agreement with Citigroup Global Markets Inc. and Lehman Brothers Inc. for the sale of $300 million principal amount senior notes at 5 1/4% due 2016.

  On March 11, 2004, Registrant filed a report on Form 8-K regarding the redemption of its 7.625% notes on April 12, 2004, and its completed $300 million notes offering.

  On March 31, 2004, Registrant filed a report on Form 8-K regarding CNA's sale of its individual life insurance business to Swiss Re, initially expected to close on March 31, 2004, now anticipated to be completed on April 30, 2004.

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

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)



Dated:  April 30, 2004                     By:   /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)

184