Form 10-Q
period 2004-06-30
LOEWS CORP
filed 2004-08-03
CIK 60086

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

For the quarterly period ended June 30, 2004

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

                 Yes    X                    No
                     ------                     ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    X                    No
                     ------                     ------

             Class                              Outstanding at July 23, 2004
------------------------------                  ------------------------------
Common stock, $1.00 par value                         185,489,600  shares
Carolina Group stock, $0.01 par value                  57,966,750  shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    June 30, 2004 and December 31, 2003                                     3

   Consolidated Condensed Statements of Income
    Three and six months ended June 30, 2004 and 2003                       4

   Consolidated Condensed Statements of Cash Flows
    Six months ended June 30, 2004 and 2003                                 6

   Notes to Consolidated Condensed Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        75

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      152

  Item 4. Disclosure Controls and Procedures                              155

Part II. Other Information

  Item 1. Legal Proceedings                                               156

  Item 4. Submission of Matters to a Vote of Security Holders             158

  Item 6. Exhibits and Reports on Form 8-K                                159

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(In millions)
                                                                          June 30,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $32,187.5 and $27,664.9            $32,330.7     $28,781.3
  Equity securities, cost of $388.7 and $593.1                               487.3         888.2
  Limited partnership investments                                          1,923.9       1,335.1
  Other investments                                                           34.8         245.6
  Short-term investments                                                   5,717.4      11,264.6
------------------------------------------------------------------------------------------------
   Total investments                                                      40,494.1      42,514.8
Cash                                                                         190.7         180.8
Receivables-net                                                           21,323.5      20,467.9
Property, plant and equipment-net                                          3,777.7       3,879.7
Deferred income taxes                                                        996.1         530.2
Goodwill                                                                     298.3         311.4
Other assets                                                               2,751.5       3,785.4
Deferred acquisition costs of insurance subsidiaries                       1,343.3       2,532.7
Separate account business                                                    576.5       3,678.0
Assets related to businesses held for sale                                   200.0
------------------------------------------------------------------------------------------------
   Total assets                                                          $71,951.7     $77,880.9
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense                                     $31,563.2     $31,730.2
  Future policy benefits                                                   5,634.2       8,160.9
  Unearned premiums                                                        4,610.4       4,891.5
  Policyholders' funds                                                     1,787.1         601.4
------------------------------------------------------------------------------------------------
   Total insurance reserves                                               43,594.9      45,384.0
Payable for securities purchased                                           2,067.7       2,147.7
Securities sold under agreements to repurchase                               970.1         441.8
Long-term debt, less unamortized discount                                  5,579.3       5,820.2
Reinsurance balances payable                                               3,155.6       3,432.0
Other liabilities                                                          3,549.3       4,251.3
Separate account business                                                    576.5       3,678.0
Liabilities related to businesses held for sale                              170.0
------------------------------------------------------------------------------------------------
   Total liabilities                                                      59,663.4      65,155.0
Minority interest                                                          1,607.1       1,671.6
Shareholders' equity                                                      10,681.2      11,054.3
------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                            $71,951.7     $77,880.9
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------
(In millions)
                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
Revenues:
  Insurance premiums                          $ 2,105.3     $ 2,195.6     $ 4,272.3   $ 4,575.8
  Investment income, net of expense               397.9         445.2         891.5       901.8
  Investment gains (losses)                       103.8         419.3        (312.4)      323.7
  Manufactured products (including excise
   taxes of $169.5, $163.4, $325.7 and
   $320.3)                                        899.3         814.3       1,707.5     1,698.3
  Other                                           408.2         365.1         846.8       685.7
-----------------------------------------------------------------------------------------------
   Total                                       3,914.5       4,239.5       7,405.7     8,185.3
-----------------------------------------------------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits                                    1,624.5       2,107.7       3,262.9     3,977.9
  Amortization of deferred acquisition costs     307.1         481.0         740.3       939.2
  Cost of manufactured products sold             547.4         475.7       1,034.9       956.9
  Other operating expenses                       806.0         796.8       1,560.8     1,576.9
  Interest                                        73.5          75.7         172.6       149.4
-----------------------------------------------------------------------------------------------
   Total                                       3,358.5       3,936.9       6,771.5     7,600.3
-----------------------------------------------------------------------------------------------
                                                 556.0         302.6         634.2       585.0
-----------------------------------------------------------------------------------------------
  Income tax expense                             123.2          88.0         168.6       181.1
  Minority interest                               25.5          (0.3)         14.7        (1.3)
-----------------------------------------------------------------------------------------------
   Total                                         148.7          87.7         183.3       179.8
-----------------------------------------------------------------------------------------------
Income from continuing operations                407.3         214.9         450.9       405.2
Discontinued operations-net                                     (0.1)                     (0.4)
-----------------------------------------------------------------------------------------------
Net income                                   $   407.3     $   214.8     $   450.9   $   404.8
===============================================================================================

Net income attributable to:
  Loews common stock:
    Income from continuing operations        $   366.7     $   189.9     $   375.9   $   351.6
    Discontinued operations-net                                 (0.1)                     (0.4)
-----------------------------------------------------------------------------------------------
  Loews common stock                             366.7         189.8         375.9       351.2
  Carolina Group stock                            40.6          25.0          75.0        53.6
----------------------------------------------------------------------------------------------
Total                                        $   407.3     $   214.8     $   450.9   $   404.8
==============================================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Continued)
------------------------------------------------------------------------------------------------
(In millions, except per share data)

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
Income per share of Loews common stock:
 Income from continuing operations           $   1.98       $   1.02    $     2.03   $    1.89
 Discontinued operations-net
------------------------------------------------------------------------------------------------
  Net income                                  $   1.98       $   1.02    $     2.03   $    1.89
================================================================================================
Net income per share of Carolina Group stock  $   0.70       $   0.63    $     1.29   $    1.34
================================================================================================

Weighted average number of shares outstanding:
  Loews common stock                            185.49         185.45        185.48      185.45
  Carolina Group stock                           57.97          39.91         57.97       39.91

See accompanying Notes to Consolidated Condensed Financial Statements.


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(In millions)
                                                                             Six Months Ended
                                                                                 June 30,
                                                                       -------------------------
                                                                              2004         2003
                                                                       -------------------------

Operating activities:

Net income                                                              $    450.9   $    404.8
Adjustments to reconcile net income to net cash
 provided (used) by operating activities-net                                 277.6        (96.1)
Changes in operating assets and liabilities-net:
  Reinsurance receivable                                                  (1,087.8)      (657.3)
  Other receivables                                                          150.7       (119.7)
  Federal income taxes                                                       633.5       (250.4)
  Prepaid reinsurance premiums                                               224.9       (115.6)
  Deferred acquisition costs                                                 118.3        (96.7)
  Insurance reserves and claims                                              805.1      1,276.2
  Reinsurance balances payable                                              (242.4)        76.8
  Other liabilities                                                         (564.0)      (133.9)
  Trading securities                                                         188.8        206.1
  Other-net                                                                  181.7         80.4
-----------------------------------------------------------------------------------------------
                                                                           1,137.3        574.6
------------------------------------------------------------------------------------------------

Investing activities:

  Purchases of fixed maturities                                          (41,868.5)   (39,296.3)
  Proceeds from sales of fixed maturities                                 29,410.3     34,363.7
  Proceeds from maturities of fixed maturities                             5,096.4      3,086.9
  Securities sold under agreements to repurchase                             528.3        837.5
  Purchases of equity securities                                            (128.2)      (203.7)
  Proceeds from sales of equity securities                                   318.2        279.2
  Change in short-term investments                                         5,261.4      1,437.1
  Purchases of property, plant and equipment                                (124.5)      (289.7)
  Proceeds from sales of property, plant and equipment                        15.4          3.4
  Sales of businesses                                                        644.5
  Change in other investments                                                 78.0        (29.4)
  Purchase of Texas Gas                                                                  (802.8)
------------------------------------------------------------------------------------------------
                                                                            (768.7)      (614.1)
------------------------------------------------------------------------------------------------

Financing activities:

  Dividends paid to Loews shareholders                                      (108.4)       (91.6)
  Dividends paid to minority interests                                        (7.4)       (15.1)
  Issuance of Loews common stock                                               0.9          0.2
  Principal payments on long-term debt                                      (554.3)      (543.6)
  Issuance of long-term debt                                                 297.5        706.4
  Returns and deposits of policyholder account balances on
   investment contracts                                                       10.3        (12.6)
  Other                                                                        2.7         (1.9)
------------------------------------------------------------------------------------------------
                                                                            (358.7)        41.8
------------------------------------------------------------------------------------------------
Net change in cash                                                             9.9          2.3
Cash, beginning of period                                                    180.8        185.4
------------------------------------------------------------------------------------------------
Cash, end of period                                                      $   190.7    $   187.7
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  Basis of Presentation

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty insurance (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company", "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003 and the statements of income for the three and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003.

  Results of operations for the second quarter and the first half of each of the years is not necessarily indicative of results of operations for that entire year.

  Reference is made to the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders on Form 10-K/A which should be read in conjunction with these Consolidated Condensed Financial Statements.

  Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2004.

  In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from "Other operating expenses" to "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Income. Prior period amounts have been reclassified to conform to the current year presentation. This reclassification had no impact on net income in any period.

  Accounting Changes - In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The adoption of FIN 46R did not have a significant impact on the results of operations or equity of the Company.

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

  The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities:

                                                                     June 30,         January 1,
                                                                        2004             2004(a)
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments:
 Fixed maturity securities, available-for-sale                     $   882.0          $  1,220.0
 Fixed maturity securities, trading                                    405.0               304.0
 Equity securities                                                       4.0                 4.0
 Limited partnership investments                                       468.0               419.0
 Short-term investments, available-for-sale                             10.0                55.0
 Short-term investments, trading                                       315.0               414.0
------------------------------------------------------------------------------------------------
 Total investments                                                   2,084.0             2,416.0
Accrued investment income                                               11.0                13.0
Receivables for securities sold                                         83.0                97.0
Other assets                                                                                 1.0
------------------------------------------------------------------------------------------------
 Total assets                                                      $ 2,178.0           $ 2,527.0
================================================================================================

Liabilities:

Insurance reserves:
 Claim and claim adjustment expense                                $     1.0           $     1.0
 Future policy benefits                                                530.0               617.0
 Policyholders' funds                                                1,223.0             1,324.0
Collateral on loaned securities and derivatives                                             17.0
Payables for securities purchased                                       87.0                43.0
Other liabilities                                                       65.0                47.0
------------------------------------------------------------------------------------------------
 Total liabilities                                                 $ 1,906.0           $ 2,049.0
================================================================================================
(a)  Includes assets and liabilities of the individual life business sold on April 30, 2004. See
     Note 9 for further information.

  In December of 2003, the FASB issued a revised version of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132 made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132 requires disclosure of certain plan information on a quarterly basis in interim financial statements. This quarterly report includes the disclosure of plan information required for interim financial statements. See Note 11.

  In May of 2004, the FASB issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Adoption of this position has not had a material impact on the Company's results of operations or equity.

  In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-

Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004.

  The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Condensed Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on shareholders' equity.

  In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings per share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 did not have a significant impact on the Company.

  Stock option plans - The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equal the fair value (market price) of the underlying stock on the date of grant.

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

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                     (In millions, except per share data)
Net income:

Loews common stock:
  Net income as reported                      $ 366.7        $ 189.8     $   375.9    $   351.2
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net              (1.2)          (1.3)         (2.5)        (2.5)
------------------------------------------------------------------------------------------------
  Pro forma net income                        $ 365.5        $ 188.5     $   373.4     $  348.7
================================================================================================

Carolina Group stock:
  Net income as reported                      $  40.6        $  25.0     $    75.0    $    53.6
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net              (0.1)                        (0.1)
------------------------------------------------------------------------------------------------
  Pro forma net income                        $  40.5        $  25.0     $    74.9    $    53.6
================================================================================================

Net income per share:

Loews common stock:
  As reported                                 $  1.98        $  1.02     $    2.03    $    1.89
  Pro forma                                      1.97           1.02          2.01         1.88
Carolina Group stock:
  As reported                                    0.70           0.63          1.29         1.34
  Pro forma                                      0.70           0.63          1.29         1.34
================================================================================================

  Comprehensive Income - Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2004 and 2003, comprehensive (loss) income totaled $(386.6), $703.0, $(265.7)
and $1,088.6 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                                 (In millions)
Investment income consisted of:
  Fixed maturity securities                   $   395.6      $  426.1    $   804.2    $   855.5
  Short-term investments                           15.5          26.0         30.6         54.5
  Limited partnership investments                  32.2          74.4        118.3         97.7
  Equity securities                                 4.2           6.7          9.3         12.0
  Interest expense on funds withheld and
   other deposits                                 (56.2)        (93.5)      (106.0)      (140.2)
  Other                                            24.6          29.1         62.4         65.5
------------------------------------------------------------------------------------------------
Total investment income                           415.9         468.8        918.8        945.0
Investment expenses                               (18.0)        (23.6)       (27.3)       (43.2)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $   397.9      $  445.2    $   891.5    $   901.8
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                      $    13.1      $  (24.3)   $    11.2    $   (17.6)
  Equity securities, including short
   positions                                      (14.1)         45.9         18.2          8.6
------------------------------------------------------------------------------------------------
                                                   (1.0)         21.6         29.4         (9.0)
Other than trading:
  Fixed maturities                                (68.3)        395.9         70.2        360.0
  Equity securities                               166.1          58.1        177.2         58.1
  Short?term investments                            0.9          (1.7)         1.0          3.6
  Other (a)                                         6.1         (54.6)      (590.2)       (89.0)
------------------------------------------------------------------------------------------------
Investment (losses) gains                         103.8         419.3       (312.4)       323.7
Income tax benefit (expense)                       14.1        (144.1)       124.2       (110.0)
Minority interest                                 (10.5)        (24.5)        18.6        (19.6)
------------------------------------------------------------------------------------------------
Investment gains (losses)-net                  $  107.4       $ 250.7    $  (169.6)   $   194.1
================================================================================================

(a) Includes a loss of $618.6 ($352.9 after tax and minority interest) related to CNA's sale of its individual life insurance business for the six months ended June 30, 2004.

  Realized investment gains were $107.4 and $250.7 million for the three months ended June 30, 2004 and 2003. The decline in pretax realized gains was primarily driven by unfavorable results in fixed maturity securities, partially offset by a $162.0 million pretax gain on the disposition of CNA's equity holdings of Canary Wharf Group PLC ("Canary Wharf"), a London-based real estate investment, and increased realized gains related to derivative securities.

  Realized investment losses were $169.6 million for the six months ended June 30, 2004 as compared to realized investment gains of $194.1 million for the six months ended June 30, 2003. The decrease in the pretax realized investment results was due primarily to a $618.6 million pretax loss on the sale of the individual life insurance businesses (see Note 9 for further information), and decreased realized gains related to fixed maturity securities. These decreases were partially offset by a $162.0 million pretax gain on the sale of an investment in Canary Wharf, and increased realized gains related to derivative securities.

  Realized investment gains for the three and six months ended June 30, 2003 included $31.0 and $286.0 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were primarily for securities in certain market sectors, including the airline, healthcare and energy industries. There were no impairment losses for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and six months ended June 30, 2004.

  Investments had a total net unrealized gain of $242.0 million at June 30, 2004 compared with $1,411.8 million at December 31, 2003. The net unrealized position at June 30, 2004 was primarily composed of a net unrealized gain of $143.2 million for fixed maturities and a net unrealized gain of $98.6 million for equity securities. The net unrealized position at December 31, 2003 was primarily composed of a net unrealized gain of $1,116.4 million for fixed maturities and a net unrealized gain of $295.1 million for equity securities.

  The following tables summarize the unrealized gain (loss) position related to fixed maturity, equity securities and short-term investments.

                                                    Gross Unrealized Losses       Net
                                                   --------------------------  Unrealized
                          Amortized   Unrealized   Less than     Greater than    Gains/    Fair
June 30, 2004                Cost        Gains      12 Months      12 Months    (Losses)  Value
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity
 securities:
 U.S. government and
  obligations of
  government agencies    $   965.4     $    84.1    $   12.4      $  5.7     $   66.0  $ 1,031.4
 Asset-backed securities   9,090.8          81.3       147.7         3.1        (69.5)   9,021.3
 States, municipalities
  and political
  subdivision-tax exempt   8,989.0          66.7       187.6        11.2       (132.1)   8,856.9
 Corporate                 7,036.5         287.3       137.6        26.0        123.7    7,160.2
 Other debt                3,134.6         216.8        69.3         6.2        141.3    3,275.9
 Redeemable preferred
  stocks                     154.2           5.6         1.8         2.1          1.7      155.9
Options embedded in
 convertible debt
 securities                  240.3                                                         240.3
------------------------------------------------------------------------------------------------
Total fixed maturities
 available for sale       29,610.8         741.8       556.4        54.3        131.1   29,741.9
Fixed maturity trading
 securities                2,576.7          15.9         3.2         0.6         12.1    2,588.8
------------------------------------------------------------------------------------------------
Total fixed maturity      32,187.5         757.7       559.6        54.9        143.2   32,330.7
------------------------------------------------------------------------------------------------

Equity Securities:
 Equity securities
 available for sale          218.3          87.4         5.5         0.5         81.4      299.7
 Equity securities,
  trading portfolio          170.4          31.3         8.9         5.2         17.2      187.6
------------------------------------------------------------------------------------------------
Total equity securities      388.7         118.7        14.4         5.7         98.6      487.3
------------------------------------------------------------------------------------------------
Short-term investments
 available for sale        5,717.2           0.2                                  0.2    5,717.4
------------------------------------------------------------------------------------------------
                         $38,293.4     $   876.6    $  574.0      $ 60.6     $  242.0  $38,535.4
================================================================================================

                                                    Gross Unrealized Losses       Net
                                                   --------------------------  Unrealized
                          Amortized   Unrealized   Less than     Greater than    Gains/    Fair
December 31, 2003            Cost        Gains      12 Months      12 Months    (Losses)  Value
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity
 securities:
 U.S. government and
  obligations of
  government agencies    $ 1,827.9     $    90.4    $    9.6      $  4.7     $   76.1  $ 1,904.0
 Asset-backed securities   8,633.7         146.7        21.9         1.3        123.5    8,757.2
 States, municipalities
  and political
  subdivision-tax exempt   7,787.1         207.1        21.3         2.5        183.3    7,970.4
 Corporate                 6,156.7         478.9        40.2        14.7        424.0    6,580.7
 Other debt                2,961.6         310.7         4.3         3.7        302.7    3,264.3
 Redeemable preferred
  stocks                      96.9           6.9         0.1                      6.8      103.7
Options embedded in
 convertible debt
 securities                  201.0                                                         201.0
------------------------------------------------------------------------------------------------
Total fixed maturities
 available for sale       27,664.9       1,240.7        97.4        26.9      1,116.4   28,781.3
------------------------------------------------------------------------------------------------
Equity Securities:
 Equity securities
 available for sale          293.2         237.9         3.4         0.7        233.8      527.0
 Equity securities,
  trading portfolio          299.9          88.7         6.8        20.6         61.3      361.2
------------------------------------------------------------------------------------------------
Total equity securities      593.1         326.6        10.2        21.3        295.1      888.2
------------------------------------------------------------------------------------------------
Short-term investments
 available for sale       11,264.3           0.3                                  0.3   11,264.6
------------------------------------------------------------------------------------------------
                         $39,522.3     $ 1,567.6    $  107.6      $ 48.2     $1,411.8  $40,934.1
================================================================================================

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2004 and 2003, income per common share assuming dilution is the same as basic income per share because the impact of securities that could potentially dilute basic income per common share was insignificant or antidilutive for the periods presented.

  Options to purchase 0.29, 0.88, 0.33 and 0.84 million shares of Loews common stock were outstanding for the three and six months ended June 30, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.28, 0.39, 0.20 and 0.37 million shares of Carolina Group stock were outstanding for the three and six months ended June 30, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income to each class of common stock was as follows:


                                                 Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                                 (In millions)
Loews common stock:

  Consolidated net income                     $   407.3      $  214.8    $   450.9    $   404.8
  Less income attributable to
   Carolina Group stock                            40.6          25.0         75.0         53.6
------------------------------------------------------------------------------------------------
  Income attributable to Loews common stock   $   366.7      $  189.8    $   375.9    $   351.2
================================================================================================

Carolina Group stock:

  Income available to Carolina Group stock    $   121.4      $  108.4    $   224.4    $   232.8
  Weighted average economic interest of
   the Carolina Group stock                       33.43%        23.01%       33.43%       23.01%
------------------------------------------------------------------------------------------------
  Income attributable to Carolina Group stock $    40.6       $  25.0    $    75.0    $    53.6
================================================================================================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  The Company has a two class common stock structure which includes Loews common stock and Carolina Group stock. Carolina Group stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at June 30, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  As of June 30, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
June 30, 2004         Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $   528.9  $   100.0  $   628.9  $ 39,865.2                   $  40,494.1
Cash                         3.0        0.3        3.3       187.4                         190.7
Receivables-net            918.3                 918.3    20,431.7   $   (26.5) (a)     21,323.5
Property, plant and
 equipment-net             234.4                 234.4     3,543.3                       3,777.7
Deferred income taxes      440.3                 440.3       555.8                         996.1
Goodwill                                                     298.3                         298.3
Other assets               378.3                 378.3     2,373.2                       2,751.5
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,539.2    (1,980.4) (a)
                                                                         441.2  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              1,343.3                       1,343.3
Separate account
 business                                                    576.5                         576.5
Assets related to
 businesses held for
 sale                                                        200.0                         200.0
------------------------------------------------------------------------------------------------
Total assets           $ 2,503.2  $   100.3  $ 2,603.5  $ 70,913.9  $ (1,565.7)      $  71,951.7
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 43,594.9                  $  43,594.9
Payable for securities
 purchased                                                 2,067.7                      2,067.7
Securities sold under
 agreements to
 repurchase                                                  970.1                        970.1
Long-term debt, less
 unamortized discounts            $ 1,980.4  $ 1,980.4     5,579.3  $ (1,980.4) (a)     5,579.3
Reinsurance balances
 payable                                                   3,155.6                      3,155.6
Other liabilities      $ 1,269.3       16.5    1,285.8     2,290.0       (26.5) (a)     3,549.3
Separate account
 business                                                    576.5                        576.5
Liabilities related
 to businesses held
 for sale                                                    170.0                        170.0
------------------------------------------------------------------------------------------------
Total liabilities        1,269.3    1,996.9    3,266.2    58,404.1    (2,006.9)        59,663.4
Minority interest                                          1,607.1                      1,607.1
Shareholders' equity     1,233.9   (1,896.6)    (662.7)   10,902.7       441.2  (b)    10,681.2
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity  $ 2,503.2 $    100.3  $ 2,603.5 $  70,913.9 $  (1,565.7)    $   71,951.7
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

Loews and Carolina Group
Consolidating Condensed Statement of Income Information


                               Carolina Group                        Adjustments
Three Months Ended    ----------------------------------   Loews         and
June 30, 2004         Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $ 2,105.3                   $   2,105.3
Investment income,
 net                   $     5.7  $     0.3  $     6.0      431.7   $  (39.8) (a)         397.9
Investment gains             0.6                   0.6      103.2                         103.8
Manufactured products      868.1                 868.1       31.2                         899.3
Other                        0.2                   0.2      408.0                         408.2
-----------------------------------------------------------------------------------------------
Total                      874.6        0.3      874.9    3,079.4      (39.8)           3,914.5
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders'
 benefits                                                 1,624.5                       1,624.5
Amortization of
 deferred acquisition
 costs                                                      307.1                         307.1
Cost of manufactured
 products sold             532.3                 532.3       15.1                         547.4
Other operating
 expenses                  103.4        0.2      103.6      702.4                         806.0
Interest                               39.8       39.8       73.5      (39.8) (a)          73.5
------------------------------------------------------------------------------------------------
Total                      635.7       40.0      675.7    2,722.6      (39.8)           3,358.5
------------------------------------------------------------------------------------------------
                           238.9      (39.7)     199.2      356.8                         556.0
------------------------------------------------------------------------------------------------
Income tax (benefit)
 expense                    93.3      (15.5)      77.8       45.4                         123.2
Minority interest                                            25.5                          25.5
------------------------------------------------------------------------------------------------
Total                       93.3      (15.5)      77.8       70.9                         148.7
------------------------------------------------------------------------------------------------
Income from operations     145.6      (24.2)     121.4      285.9                         407.3
Equity in earnings
 of the Carolina Group                                       80.8      (80.8) (b)
------------------------------------------------------------------------------------------------
Net income             $   145.6  $   (24.2)  $  121.4   $  366.7  $   (80.8)       $     407.3
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
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $2,195.6                $2,195.6
Investment income, net      $  10.6    $  0.6     $  11.2         481.3   $(47.3)(a)      445.2
Investment (losses) gains      (2.1)                 (2.1)        421.4                   419.3
Manufactured products         780.9                 780.9          33.4                   814.3
Other                                                             365.1                   365.1
------------------------------------------------------------------------------------------------
Total                         789.4       0.6       790.0       3,496.8    (47.3)       4,239.5
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                        2,107.7                 2,107.7
Amortization of deferred
 acquisition costs                                                481.0                   481.0
Cost of manufactured
 products sold                461.7                 461.7          14.0                   475.7
Other operating expenses      113.4       0.1       113.5         683.3                   796.8
Interest                                 47.3        47.3          75.7    (47.3)(a)       75.7
------------------------------------------------------------------------------------------------
Total                         575.1      47.4       622.5       3,361.7    (47.3)       3,936.9
------------------------------------------------------------------------------------------------
                              214.3     (46.8)      167.5         135.1                   302.6
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   75.7     (16.6)       59.1          28.9                    88.0
Minority interest                                                  (0.3)                   (0.3)
------------------------------------------------------------------------------------------------
Total                          75.7     (16.6)       59.1          28.6                    87.7
------------------------------------------------------------------------------------------------
Income from operations        138.6     (30.2)      108.4         106.5                   214.9
Equity in earnings of the
 Carolina Group                                                    83.4    (83.4)(b)
------------------------------------------------------------------------------------------------
Income from continuing
 operations                   138.6     (30.2)      108.4         189.9    (83.4)         214.9
Discontinued operations
 -net                                                              (0.1)                   (0.1)
------------------------------------------------------------------------------------------------
Net income                  $ 138.6    $(30.2)    $ 108.4      $  189.8   $(83.4)      $  214.8
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information


                               Carolina Group                        Adjustments
Six Months Ended      ----------------------------------   Loews         and
June 30, 2004         Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                      $ 4,272.3                   $   4,272.3
Investment income,
 net                   $    13.7  $     0.7  $    14.4      957.2   $  (80.1) (a)         891.5
Investment gains
 (losses)                    0.6                   0.6     (313.0)                       (312.4)
Manufactured products    1,636.0               1,636.0       71.5                       1,707.5
Other                                                       846.8                         846.8
-----------------------------------------------------------------------------------------------
Total                    1,650.3        0.7    1,651.0    5,834.8      (80.1)           7,405.7
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders'
 benefits                                                 3,262.9                       3,262.9
Amortization of
 deferred acquisition
 costs                                                      740.3                         740.3
Cost of manufactured
 products sold             999.6                 999.6       35.3                       1,034.9
Other operating
 expenses                  203.0        0.3      203.3    1,357.5                       1,560.8
Interest                               80.1       80.1      172.6      (80.1) (a)         172.6
------------------------------------------------------------------------------------------------
Total                    1,202.6       80.4    1,283.0    5,568.6      (80.1)           6,771.5
------------------------------------------------------------------------------------------------
                           447.7      (79.7)     368.0      266.2                         634.2
------------------------------------------------------------------------------------------------
Income tax (benefit)
 expense                   174.7      (31.1)     143.6       25.0                         168.6
Minority interest                                            14.7                          14.7
------------------------------------------------------------------------------------------------
Total                      174.7      (31.1)     143.6       39.7                         183.3
------------------------------------------------------------------------------------------------
Income from operations     273.0      (48.6)     224.4      226.5                         450.9
Equity in earnings
 of the Carolina Group                                      149.4     (149.4) (b)
------------------------------------------------------------------------------------------------
Net income             $   273.0  $   (48.6)  $  224.4   $  375.9  $  (149.4)       $     450.9
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information


                                    Carolina Group                        Adjustments
Six Months Ended           ----------------------------------   Loews         and
June 30, 2003              Lorillard     Other   Consolidated   Group     Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $4,575.8                $4,575.8
Investment income,
 net                       $   18.5     $  1.2    $   19.7        977.6   $ (95.5)(a)     901.8
Investment (losses)
 gains                         (1.8)                  (1.8)       325.5                   323.7
Manufactured products       1,625.1                1,625.1         73.2                 1,698.3
Other                          (0.2)                  (0.2)       685.9                   685.7
------------------------------------------------------------------------------------------------
Total                       1,641.6        1.2     1,642.8      6,638.0     (95.5)      8,185.3
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders'
 benefits                                                       3,977.9                 3,977.9
Amortization of deferred
 acquisition costs                                                939.2                   939.2
Cost of manufactured
 products sold                921.4                  921.4         35.5                   956.9
Other operating
 expenses                     254.6        0.2       254.8      1,322.1                 1,576.9
Interest                                  95.5        95.5        149.4     (95.5)(a)     149.4
------------------------------------------------------------------------------------------------
Total                       1,176.0       95.7     1,271.7      6,424.1     (95.5)      7,600.3
------------------------------------------------------------------------------------------------
                              465.6      (94.5)      371.1        213.9                   585.0
-----------------------------------------------------------------------------------------------
Income tax expense
 (benefit)                    173.5      (35.2)      138.3         42.8                   181.1
Minority interest                                                  (1.3)                   (1.3)
------------------------------------------------------------------------------------------------
Total                         173.5      (35.2)      138.3         41.5                   179.8
------------------------------------------------------------------------------------------------
Income from operations        292.1      (59.3)      232.8        172.4                   405.2
Equity in earnings
 of the Carolina Group                                            179.2    (179.2)(b)
------------------------------------------------------------------------------------------------
Income from continuing
 operations                   292.1      (59.3)      232.8        351.6    (179.2)        405.2
Discontinued
 operations-net                                                    (0.4)                   (0.4)
------------------------------------------------------------------------------------------------
Net income                 $  292.1     $(59.3)   $  232.8     $  351.2   $(179.2)     $  404.8
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                               Carolina Group                        Adjustments
Six Months Ended      ----------------------------------   Loews         and
June 30, 2004         Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash (used)
 provided by
 operating
 activities          $  184.9     $   (49.6)  $  135.3  $  1,107.0    $  (105.0)     $  1,137.3
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment          (33.3)                   (33.3)      (91.2)                      (124.5)
Change in short-term
 investments            108.5                    108.5     5,152.9                      5,261.4
Other investing
 activities               0.4                      0.4    (5,854.3)       (51.7)       (5,905.6)
------------------------------------------------------------------------------------------------
                         75.6                     75.6      (792.6)       (51.7)         (768.7)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders         (259.0)         101.2     (157.8)      (55.6)       105.0          (108.4)
Reduction of
 intergroup notional
 debt                                 (51.7)     (51.7)                    51.7
Other financing
 activities                                                 (250.3)                      (250.3)
------------------------------------------------------------------------------------------------
                      (259.0)          49.5     (209.5)     (305.9)       156.7          (358.7)
------------------------------------------------------------------------------------------------
Net change in cash       1.5           (0.1)       1.4         8.5                          9.9
Cash, beginning of
 period                  1.5            0.4        1.9       178.9                        180.8
------------------------------------------------------------------------------------------------
Cash, end of period  $   3.0     $      0.3   $    3.3  $    187.4                   $    190.7
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
-----------------------------------------------------------------------------------------------
(In millions)

Net cash provided (used)
 by operating activities  $ 289.8       $ (58.9)    $ 230.9   $   463.8     $(120.1)  $   574.6
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment               (27.8)                   (27.8)     (261.9)                 (289.7)
Change in short-term
 investments                  54.4          0.5        54.9     1,382.2                 1,437.1
Other investing
 activities                                                    (1,659.4)     (102.1)   (1,761.5)
------------------------------------------------------------------------------------------------
                              26.6          0.5        27.1      (539.1)     (102.1)     (614.1)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders               (317.0)       160.9      (156.1)      (55.6)      120.1       (91.6)
Reduction of
 intergroup notional
 debt                                    (102.1)     (102.1)                  102.1
Other financing
 activities                                                       133.4                   133.4
------------------------------------------------------------------------------------------------
                            (317.0)        58.8      (258.2)       77.8       222.2        41.8
------------------------------------------------------------------------------------------------
Net change in cash            (0.6)         0.4        (0.2)        2.5                     2.3
Cash, beginning of
 period                        2.0          0.2         2.2       183.2                   185.4
------------------------------------------------------------------------------------------------
Cash, end of period         $  1.4      $   0.6     $   2.0   $   185.7               $   187.7
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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $56.2 and $93.5 million for the three months ended June 30, 2004 and 2003, and $106.0 and $140.2 million for the six months ended June 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,696.0 and $2,789.0 million at June 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The following table summarizes the amounts receivable from reinsurers at June 30, 2004 and December 31, 2003.


Components of reinsurance receivables                      June 30, 2004       December 31, 2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance receivables related to insurance reserves:
  Ceded claim and claim adjustment expense                    $ 14,135.2             $ 14,215.9
  Ceded future policy benefits                                   1,229.1                1,218.2
  Ceded policyholders' funds                                        68.1                    6.6
Billed reinsurance receivables                                     722.5                  813.1
------------------------------------------------------------------------------------------------
Reinsurance receivables                                         16,154.9               16,253.8
Allowance for uncollectible reinsurance                           (503.6)                (572.6)
------------------------------------------------------------------------------------------------
Reinsurance receivables, net of allowance
 for uncollectible reinsurance                                $ 15,651.3             $ 15,681.2
================================================================================================

  CNA has established an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $503.6 and $572.6 million at June 30, 2004 and December 31, 2003. The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance related to the Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Income.

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

                                                                                        Assumed/
                                           Direct     Assumed     Ceded        Net        Net%
                                          ------------------------------------------------------

                                                     Six Months Ended June 30, 2004
                                          ------------------------------------------------------
                                                             (In millions)

Property and casualty                     $5,393.0   $  127.0    $1,758.0   $ 3,762.0       3.4%
Accident and health                          657.0       26.0       291.0       392.0       6.6
Life                                         323.0                  205.0       118.0
                                          ------------------------------------------------------
Total earned premiums                     $6,373.0   $  153.0    $2,254.0   $ 4,272.0       3.6%
                                          ======================================================
                                                      Six Months Ended June 30, 2003
                                          ------------------------------------------------------

Property and casualty                     $5,281.0   $  376.0    $2,222.0   $ 3,435.0      10.9%
Accident and health                          788.0       55.0        29.0       814.0       6.8
Life                                         529.0        9.0       211.0       327.0       2.8
                                          ------------------------------------------------------
Total earned premiums                     $6,598.0   $  440.0    $2,462.0   $ 4,576.0       9.6%
                                          ======================================================

  Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. This rate will increase to 8.25% per annum commencing in 2006. The aggregate loss ratio for the three-year period has exceeded certain thresholds which require additional ceded premiums. During the second quarter of 2004, CNA recorded

$3.0 million of ceded premiums under this provision. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003.

  The pretax impact of the Aggregate Cover was as follows:


                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                      ------------------------------------------
                                                        2004     2003          2004      2003
-----------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                 $ (3.0)   $(28.0)       $ (3.0)    $(28.0)
Ceded claim and claim adjustment expense                          78.0                     78.0
Interest charges                                       (22.0)    (22.0)        (42.0)     (35.0)
------------------------------------------------------------------------------------------------

Pretax benefit (expense)                              $(25.0)   $ 28.0        $(45.0)    $ 15.0
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

  The pretax impact of the CCC Cover was as follows:


                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                      ------------------------------------------
                                                          2004     2003         2004       2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                           $(91.0)                  $(91.0)
Ceded claim and claim adjustment expense                         126.0                    126.0
Interest charges                                      $ (11.0)   (27.0)        $(22.0)    (35.0)
-----------------------------------------------------------------------------------------------

Pretax benefit (expense)                              $ (11.0)  $  8.0         $(22.0)   $
================================================================================================

6.  Receivables

                                                                          June 30,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                             $16,154.9     $16,253.8
Other insurance                                                           2,907.0       3,070.4
Security sales                                                            2,521.1         890.7
Accrued investment income                                                   328.7         343.3
Federal income taxes                                                                      517.4
Other                                                                       308.7         348.4
-----------------------------------------------------------------------------------------------
Total                                                                    22,220.4      21,424.0

Less:  Allowance for doubtful accounts on reinsurance receivables           503.6         572.6
       Allowance for other doubtful accounts and cash discounts             393.3         383.5
-----------------------------------------------------------------------------------------------
Receivables-net                                                         $21,323.5     $20,467.9
===============================================================================================

7.  Claim and Claim Adjustment Expense Reserves

  CNA's property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported("IBNR") as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

  CNA regularly performs ground up reviews of all open APMT claims to evaluate the adequacy of the CNA's APMT reserves. In performing its comprehensive ground up analysis, the Company considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves:


                                                  June 30, 2004            December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                              Asbestos      Mass Tort    Asbestos    Mass Tort
------------------------------------------------------------------------------------------------
(In millions)

Gross reserves                              $ 3,282.0      $   812.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,541.0)        (288.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------
Net reserves                                $ 1,741.0      $   524.0    $ 1,767.0      $  577.0
================================================================================================

Abestos

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

  As of June 30, 2004 and December 31, 2003, CNA carried approximately $1,741.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $40.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and no asbestos-related net claim and claim adjustment expense development for the same period in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to The Trenwick Group Ltd. ("Trenwick"). See Note 5 for further details. CNA paid asbestos-related claims, net of reinsurance recoveries, of $66.0 and $70.0 million for the six months ended June 30, 2004 and 2003.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 76,800 pending asbestos bodily injury claims resulting
from alleged exposure to Bendix friction products.   CIC's primary policies
allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio) and Peplowski v. Ace American Ins. Co., et al. (U.S.D.C. N.D. Ohio)). The state trial court recently granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about asbestos. Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

  CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policy holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al.) First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first half of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of June 30, 2004 and December 31, 2003, CNA carried approximately $524.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $59.0 and $36.0 million for the six months ended June 30, 2004 and 2003. Additionally, CNA recorded $6.0 million of current accident year losses related to mass tort in the second quarter of 2004.

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

  In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. The most significant silica exposures identified to date include a relatively small number of accounts with significant numbers of new claims reported in 2003 and substantial insurance limits issued by CNA. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA's ability to estimate its ultimate liability for such claims.

Net Prior Year Development

  Unfavorable net prior year development of $146.0 million, including $255.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $109.0 million of favorable premium development, was recorded for the six months ended June 30, 2004. Unfavorable net prior year development of $534.0 million, including $370.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $164.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNA were $31,563.0 and $31,730.0 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNA were $17,428.0 and $17,514.0 million at June 30, 2004 and December 31, 2003.

Standard Lines

  Unfavorable net prior year development of $7.0 million, including $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $106.0 million of favorable premium development, was recorded for the six months ended June 30, 2004 for Standard Lines. Unfavorable net prior year development of $314.0 million, including $134.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $180.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $14,275.0 and $9,083.0 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282.0 and $8,967.0 million at December 31, 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

  In addition, approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25.0 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60.0 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30.0 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

  The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2003.

  Unfavorable net prior year development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business, driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses and claims are handled by CNA. The review did not cover the large account business where the claims are handled by a third-party administrator. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter of 2003, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analysis showed that the actual number of claims and the average claim size were larger than expected. The development was recorded in accident years prior to 2002.

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

Specialty Lines

  Unfavorable net prior year development of $60.0 million, including $74.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $14.0 million of favorable premium development, was recorded for the six months ended June 30, 2004 for Specialty Lines. Unfavorable net prior year development of $92.0 million, including $99.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $7.0 million of favorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $4,576.0 and $3,130.0 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200.0 and $2,919.0 million at December 31, 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large directors and officers ("D&O") claims primarily in recent accident years.

  The following discusses net prior year development for Specialty Lines recorded for the six months ended June 30, 2003.

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

  Approximately $37.0 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001. Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of developments on one large claim.

Other Insurance

  Unfavorable net prior year development of $64.0 million, including $53.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $11.0 million of unfavorable premium development was recorded for the six months ended June 30, 2004 for other insurance. Unfavorable net prior year development of $115.0 million, including $124.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of favorable premium development was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $8,979.0 and $3,391.0 million at June 30, 2004. The gross and net carried claim and claim adjustment expense reserves for other insurance were $9,672.0 and $3,737.0 million at December 31, 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.

  The following discusses net prior year development for Other Insurance recorded for the six months ended June 30, 2003.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded related to an adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded in CNA Re primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

  Offsetting this unfavorable development was a $10.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $24.0 million of ceded losses and $14.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion.

8.  Shareholders' Equity

                                                                         June 30,   December 31,
                                                                            2004           2003
-----------------------------------------------------------------------------------------------
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,489,600 and 185,447,050 shares         $   185.5     $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 58,306,750 and 58,305,000 shares                                 0.6           0.6
Additional paid-in capital                                                1,514.6       1,513.7
Earnings retained in the business                                         8,944.6       8,602.1
Accumulated other comprehensive income                                       43.6         760.2
-----------------------------------------------------------------------------------------------
                                                                         10,688.9      11,062.0
Less treasury stock, at cost (340,000 shares of Carolina Group stock)         7.7           7.7
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                              $10,681.2     $11,054.3
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

                                                                      June 30, 2003
                                                   ---------------------------------------------
                                                       Three Months Ended       Six Months Ended
                                                   ---------------------------------------------
                                                         (In millions, except per share data)

Total revenues                                             $4,269.9                $8,301.5
Income from continuing operations                             219.3                   438.7
Net income                                                    219.2                   438.3

Income per share of Loews common stock:
  Income from continuing operations                            1.05                    2.08
  Net income                                                   1.05                    2.07
================================================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of future results of operations.

Individual Life Sale

  On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re for approximately $700.0 million. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired Valley Forge Life Insurance Company ("VFL"), a wholly owned subsidiary of CAC, and CNA's Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100.0% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. The Company recorded a realized investment loss of $53.0 million pretax ($15.5 million gain after-tax and minority interest) and $618.6 million pretax loss ($352.9 million after-tax and minority interest) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004 arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate is due to the completion of a formal study of the final tax basis of VFL.

  Swiss Re assumed assets and liabilities of $6.6 and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $(9.0) and $173.0 million for the three months ended June 30, 2004 and 2003, and $151.0 and $306.0 million for the six months ended June 30, 2004 and 2003. The net results for this business through the sale date were a loss of $12.8 million and net income of $18.9 million for the three months ended June 30, 2004 and 2003 and a loss of $5.5 and net income of $3.6 million for the six months ended June 30, 2004 and 2003.

Group Benefits Sale

  On December 31, 2003, CNA completed the sale of the majority of its group benefits business through the sale of CNA Group Life Assurance Company ("CNAGLA") to Hartford Financial Services Group, Inc. ("Hartford"). The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530.0 million and recorded an after-tax realized investment loss on the sale of $109.1 million ($163.0 million pretax) including an after tax and minority interest realized investment gain of $7.3 million ($13.0 million pretax) recorded in the second quarter of 2004.

  As a result of this agreement, Hartford assumed assets and liabilities of $2.4 and $1.6 billion at December 31, 2003. The revenues of the group benefits business were $316.0 and $596.0 million for the three and six months ended June 30, 2003. Net income was $16.2 and $13.5 million for the three and six months ended June 30, 2003.

Personal Insurance Transaction

  As part of the sale of CNA's personal insurance business to The Allstate Corporation on October 1, 1999, CNA shared in claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceeded the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the results of operations of the Company for the three and six months ended June 30, 2004.

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

  CNA follows a permitted practice that allows CIC to classify voluntary pools that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC's former state of domicile, as authorized in order to allow credit for the related reinsurance balances. Due to CIC's redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted through the period ended December 31, 2004, and is intended to allow CIC time to pursue the authorization of certain reinsurers on a South Carolina basis. The impact of this permitted practice was to increase statutory surplus by approximately $348.0 million at June 30, 2004.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund the CNA's 2004 debt service and principal repayment requirements. As of June 30, 2004, there is approximately $55.0 million of dividend capacity available.

  Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

                   Statutory Captial                 Statutory Net Income (Loss)
                     and Surplus       --------------------------------------------------------
                 --------------------  Three Months ended June 30,   Six Months Ended June 30,
                 June 30, December 31, --------------------------    ---------------------------
Unaudited           2004         2003       2004           2003           2004          2003
-------------------------------------  ---------------------------------------------------------
(In millions)

Property and
 casualty
 companies      $6,563.0     $6,170.0    $ 139.0        $ (59.0)       $ 377.0
Life insurance
 companies (a)   1,238.0        707.0      376.0           30.0          679.0      $  (62.0)
------------------------------------------------------------------------------------------------
(a) The December 31, 2003 Statutory Capital and Surplus includes the individual life insurance business which was sold on April 30, 2004. The Statutory Net Income (Loss) for the three and six months ended June 30, 2004 and 2003 includes the individual life insurance business. The
    Statutory Net Income (Loss) for the three and six months ended June 30, 2003 includes the group benefits business sold on December 31, 2003.

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

  Net periodic benefit cost components:

                                                                    Pension Benefits
------------------------------------------------------------------------------------------------
                                                        Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
------------------------------------------------------------------------------------------------
                                                          2004       2003       2004       2003
------------------------------------------------------------------------------------------------
(In millions)

Service cost                                           $  20.3     $ 13.2     $  35.3   $  26.4
Interest cost                                             92.3       51.6       152.5     103.2
Expected return on plan assets                          (101.1)     (54.2)     (165.5)   (108.4)
Amortization of unrecognized net loss (gain)               0.7        0.3         1.4       0.7
Amortization of unrecognized prior service cost            2.7        2.2         4.6       4.5
Actuarial loss                                             3.2        1.6         9.9       3.2
------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $  18.1     $ 14.7     $  38.2   $  29.6
================================================================================================

                                                              Other Postretirement Benefits
------------------------------------------------------------------------------------------------
                                                        Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
------------------------------------------------------------------------------------------------
                                                          2004       2003       2004       2003
------------------------------------------------------------------------------------------------
(In millions)

Service cost                                           $   4.1     $  3.2     $   7.8   $   6.4
Interest cost                                             17.2        9.4        28.2      18.9
Expected return on plan assets                            (1.3)      (0.8)       (2.6)     (1.6)
Amortization of unrecognized net loss (gain)              (0.2)      (0.9)       (0.4)     (1.8)
Amortization of unrecognized prior service cost          (12.7)      (4.5)      (18.1)     (9.0)
Actuarial loss                                             1.3        1.1         2.9       2.1
------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   8.4     $  7.5     $  17.8   $  15.0
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

  As a result of CNA's decisions to focus on property and casualty operations and to exit certain businesses, the Company revised its reportable segment structure to reflect changes in CNA's core operations and how it makes business decisions. CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in Life and Group Non-Core Segment and Other Insurance Segment. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

  The changes made to the Company's reportable segments were as follows: 1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; 2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; 4) CNA Re (formerly included in the Property and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; 5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; and 6) certain run-off life and group operations (formerly included in the Other Insurance segment) are now included in the Life and Group Non-Core segment.

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

  The following tables set forth the Company's consolidated revenues and income (loss) by business segment:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2004            2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)
Revenues (a):
  CNA Financial:
   Standard Lines                             $ 1,542.1      $ 1,368.0   $ 3,034.8    $ 2,794.2
   Specialty Lines                                686.7          600.3     1,323.4      1,098.0
   Life and Group Non-core                        313.8          902.2       321.7      1,627.9
   Other Insurance                                121.1          237.8       251.4        433.7
------------------------------------------------------------------------------------------------
   Total CNA Financial                          2,663.7        3,108.3     4,931.3      5,953.8
  Lorillard                                       873.8          791.5     1,649.5      1,643.4
  Loews Hotels                                     86.3           74.6       167.0        147.6
  Diamond Offshore                                187.7          167.9       373.6        319.9
  Texas Gas                                        52.1           23.1       138.1         23.1
  Corporate and other                              50.9           74.1       146.2         97.5
------------------------------------------------------------------------------------------------
  Total                                       $ 3,914.5      $ 4,239.5   $ 7,405.7    $ 8,185.3
================================================================================================

Pretax income (loss)(a):
  CNA Financial:
    Standard Lines                            $   203.2      $   (36.5)  $   409.8    $    20.5
    Specialty Lines                               149.0           46.1       282.4        122.9
    Life and Group Non-core                      (100.6)         107.3      (634.9)        45.7
    Other Insurance                                83.0          (25.3)      111.4         10.5
------------------------------------------------------------------------------------------------
    Total CNA Financial                           334.6           91.6       168.7        199.6
  Lorillard                                       238.3          216.4       447.1        467.4
  Loews Hotels                                     13.0            9.2        24.3         17.7
  Diamond Offshore                                (14.4)         (18.9)      (30.5)       (47.7)
  Texas Gas                                         8.4            2.6        51.5          2.6
  Corporate and other                             (23.9)           1.7       (26.9)       (54.6)
------------------------------------------------------------------------------------------------
  Total                                       $   556.0      $   302.6   $   634.2    $   585.0
================================================================================================

Net income (loss)(a):
  CNA Financial:
    Standard Lines                            $   135.1      $   (10.5)  $   273.4    $    31.4
    Specialty Lines                                90.1           27.9       170.6         72.6
    Life and Group Non-core                       (11.0)          65.5      (357.4)        30.6
    Other Insurance                                57.2           (8.6)       76.8         19.2
------------------------------------------------------------------------------------------------
    Total CNA Financial                           271.4           74.3       163.4        153.8
  Lorillard                                       145.2          140.0       272.6        293.3
  Loews Hotels                                      7.9            5.8        14.8         11.2
  Diamond Offshore                                 (6.7)          (9.3)      (13.6)       (21.4)
  Texas Gas                                         5.0            1.6        31.0          1.6
  Corporate and other                             (15.5)           2.5       (17.3)       (33.3)
------------------------------------------------------------------------------------------------
  Income from continuing operations               407.3          214.9       450.9        405.2
  Discontinued operations-net                                     (0.1)                    (0.4)
------------------------------------------------------------------------------------------------
  Total                                       $   407.3      $   214.8   $   450.9    $   404.8
================================================================================================

  (a) Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                2004            2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Revenues and pretax income (loss):
  CNA Financial:
    Standard Lines                            $  77.5        $ 184.4     $ 134.4        $ 191.4
    Specialty Lines                              29.3           59.4        49.6           62.3
    Life and Group Non-core                     (56.3)          53.7      (614.7)         (50.7)
    Other Insurance                              55.3           91.2        81.5          109.6
------------------------------------------------------------------------------------------------
Total CNA Financial                             105.8          388.7      (349.2)         312.6
Corporate and other                              (2.0)          30.6        36.8           11.1
------------------------------------------------------------------------------------------------
Total                                         $ 103.8        $ 419.3     $(312.4)       $ 323.7
================================================================================================

Net income (loss):
  CNA Financial:
    Standard Lines                            $  45.9        $ 110.2     $  80.1        $ 112.4
    Specialty Lines                              16.8           34.7        28.7           35.9
    Life and Group Non-core                      13.3           31.4      (350.6)         (29.7)
    Other Insurance                              32.8           54.1        48.4           67.9
------------------------------------------------------------------------------------------------
Total CNA Financial                             108.8          230.4      (193.4)         186.5
Corporate and other                              (1.4)          20.3        23.8            7.6
------------------------------------------------------------------------------------------------
Total                                         $ 107.4        $ 250.7     $(169.6)       $ 194.1
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

  As noted, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program. CNA believes it has valid and enforceable reinsurance contracts with the AAHRU Facility and other reinsurers with respect to the IGI Program, including the United States workers compensation carve-out business. However, certain reinsurers have disputed their liabilities to CNA, and CNA has commenced arbitration proceedings against such reinsurers. CNA has resolved its dispute with respect to the validity and enforceability of ceding IGI Program losses to the AAHRU Facility, including the United States workers compensation carve-out business; however, an arbitration is still pending with certain members of the AAHRU Facility related to a dispute over the allocation of such losses to pool years. As a result, CNA increased its insurance reserves related to the IGI program by $18.0 million in the second quarter of 2004. An arbitration with another reinsurer is also still pending.

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

California Wage and Hour Litigation

  Ernestine Samora, et al. v. CCC, Case No.BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of CNA, although results of operations may be adversely affected.

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

Non-Insurance

TOBACCO RELATED

Tobacco Related Product Liability Litigation

  Approximately 4,200 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,800 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,400 cases are pending, including approximately 1,075 cases against Lorillard. The 1,400 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 925 of the approximately 1,000 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,725 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Twelve of these cases are pending against Lorillard. One of the cases pending against Lorillard and other cigarette manufacturers, McLaughlin v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of "light" cigarettes. Lorillard is not a defendant in approximately 30 additional "lights" class actions that are pending against other cigarette manufacturers.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in 10 of the 13 pending Reimbursement cases. Lorillard and the Company also are named as defendants in a case pending in Israel.

  Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that seeks disgorgement and injunctive relief. Trial of this matter is scheduled to begin during September of 2004.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the three pending Contribution cases.

  Excluding the flight attendant and the consolidated West Virginia suits, approximately 400 product liability cases are pending against U.S. cigarette manufacturers. Lorillard is a defendant in approximately 150 of the 400 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in five of the actions.

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

CONVENTIONAL PRODUCT LIABILITY CASES ?- Approximately 1,400 cases are pending in the United States, including approximately 1,075 cases against Lorillard. The 1,400 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 925 of the approximately 1,000 consolidated West Virginia cases. The Company, which is not a defendant in any of the consolidated West Virginia cases, is a defendant in two of the pending cases.

  One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." Based on this ruling, Lorillard is seeking, or intends to seek, dismissal of each of the approximately 40 cases pending against it in Mississippi.

  Since January 1, 2002, verdicts have been returned in 21 matters. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in 12 of the cases. In a thirteenth case, the court determined that the jury's verdict in favor of the plaintiffs was not supported by the evidence and it entered judgment in the defendant's favor.

  Fifteen cases are listed below in which verdicts were returned in favor of the plaintiffs since January 1, 2002, or defendants' appeals remain pending from verdicts returned prior to 2002. As of July 16, 2004, appeals were pending in eleven of these fifteen cases. The four other cases are in various stages of activity. In one of them, a cigarette manufacturer was unsuccessful in all of its appeals and has paid the damages awarded by the jury. In another suit, an appellate court vacated the jury's award and ordered a new trial. In a third case, all post-trial activity has not been resolved and the time for the defendants to pursue an appeal has not expired. In the fourth case, no information is available as to whether the defendant paid the judgment, or whether it filed any post-trial motions or has pursued an appeal. Neither the Company nor Lorillard were defendants in any of these cases. These 15 cases, and the verdict amounts, are below:

  Davis v. Liggett Group, Inc. (Circuit Court, Palm Beach County, Florida). During May of 2004, the jury returned a verdict in favor of the plaintiff and awarded her a total of $550,000 in actual damages. The jury did not award punitive damages.

  Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. During June of 2004, the court granted in part the plaintiff's motion for a larger actual damages award and increased the award to $500,000. The court also granted in part defendants' motion to reduce the amount of punitive damages awarded by the jury and reduced the award to $5.0 million. As of July 16, 2004, a final judgment had not been entered.

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

  Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. During May of 2004, the Florida Court of Appeal affirmed the judgment. As of July 16, 2004, the court had not ruled on defendants' petition for rehearing of the decision.

  Bullock v. Philip Morris USA (Superior Court, Los Angeles County, California). During September and October of 2002, plaintiff was awarded $5.5 million in actual damages and $28.0 billion in punitive damages. The court reduced the punitive damages award to $28.0 million. Philip Morris and plaintiff have appealed.

  Figueroa v. R.J. Reynolds Tobacco Company (U.S. District Court, Puerto
Rico). During September of 2002, plaintiffs were awarded $1.0 million in actual damages. The court granted the defendant's motion for judgment as a matter of law and entered a final judgment in favor of R.J. Reynolds. The U.S. Court of Appeals for the First Circuit affirmed the judgment during October of 2003 and subsequently denied plaintiffs' motion for rehearing. Plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court that seeks review of the judgment. As of July 16, 2004, the Court had not ruled whether it would grant review of plaintiffs' petition.

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

  Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, San Francisco County, California). During March of 2000, plaintiffs were awarded $1.0 million in economic damages, $500,000 in noneconomic damages, $250,000 in loss of consortium and $20.0 million in punitive damages from Philip Morris and R.J. Reynolds. During April of 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The court denied plaintiffs' petition for rehearing. Plaintiffs did not seek further appellate review and the case has been remanded to the Superior Court of California, San Francisco County, for a second trial.

  Williams v. Philip Morris USA Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. Although the circuit court reduced the punitive damages award to $32.0 million following trial, the Oregon Court of Appeals reinstated the full amount of the punitive damages verdict in its 2002 order that otherwise affirmed the judgment in its entirety. During October of 2003, the U.S. Supreme Court vacated the judgment and remanded the case to the Oregon Court of Appeals for further consideration. During June of 2004, the Oregon Court of Appeals reaffirmed its 2002 ruling and reinstated the full amount of the jury's punitive damages award. Philip Morris has stated it intends to appeal this decision to the Oregon Supreme Court.

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

  Defense verdicts have been returned in the following twelve matters since January 1, 2002. Neither Lorillard nor the Company are defendants in any of these cases. As of July 16, 2004, either appeals were pending or all post-verdict activity had not been concluded in four of these cases.

  Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire). During November of 2003, the jury returned a verdict in favor of the defendant. During June of 2004, the court denied plaintiff's motion to set aside the verdict and for new trial. As of July 16, 2004, a judgment reflecting the verdict had not been entered.

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

  Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania). A defense verdict was returned during January of 2003. During April of 2004, the Superior Court of Pennsylvania, an intermediate appellate court, affirmed the judgment.

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

  In addition to the cases listed above, one case was pending on appeal against Lorillard from a verdict that was returned in favor of the defendants before 2002:

  Tompkin v. The American Tobacco Company, et al. (U.S. District Court, Northern District, Ohio). Lorillard was a defendant in this matter. A defense verdict was returned during October of 2001. During March of 2004, the U.S. Court of Appeals for the Sixth Circuit rejected plaintiff's appeal and affirmed the verdict. Plaintiff did not seek further appellate review of this matter and it is concluded.

  As of July 16, 2004, trial was not proceeding in any Conventional Product Liability case in the United States. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2004 and beyond. As of July 16, 2004, Lorillard is a defendant in one case scheduled for trial during 2004. A trial involving the approximately 1,000 consolidated cases pending against Lorillard and the other major tobacco companies in the Circuit Court of Ohio County, West Virginia, was scheduled for March of 2005, but that trial date has been continued and a new date had not been set as of July 16, 2004. As of July 16, 2004, the Company is not a defendant in any of the cases scheduled for trial during 2004. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of July 16, 2004, approximately 2,725 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  The judges that have presided over the cases that have been tried through July 16, 2004, have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

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

  As of July 16, 2004, one flight attendant case was scheduled for trial during 2004. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in 11 pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the 11 pending cases, McLaughlin v. Philip Morris USA, Inc., et al., is a purported national class action of purchasers of "light" cigarettes. Neither Lorillard nor the Company are defendants in approximately 30 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. All of these 30 additional cases assert claims on behalf of smokers or purchasers of "light" cigarettes.

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

  The Engle Case - One of the class actions pending against Lorillard is Engle
v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see "Settlement of State Reimbursement Litigation" below). The court subsequently denied plaintiffs' motion for rehearing. The Florida Supreme Court has agreed to hear plaintiffs' appeal and argument is scheduled for November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the appeals court's decision should be upheld upon further appeals.

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

  The second part of Phase Two considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded approximately $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment provided that the jury's awards would bear interest at the rate of 10.0% per year.

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

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2004, Lorillard, Inc. had a balance sheet net worth of approximately $1.2 billion.

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

  The Scott case - Another class action pending against Lorillard is Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). During 1997, the court certified a class comprised of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.

  Trial in Scott was heard in two phases. While the jury in its July 2003 Phase I verdict rejected medical monitoring, the primary relief requested by plaintiffs, it returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs' request for a state-wide smoking cessation program. The second phase of the trial began in March of 2004.

  During May of 2004, the jury returned its verdict in the trial's second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court's final judgment, entered during June of 2004, reflects the jury's award of damages and also awarded judicial interest. As of the date of the entry of judgment (June 30, 2004), judicial interest totaled an additional amount of approximately $340.0 million. The judicial interest award will continue to accrue until the judgment is paid. Lorillard's share of the judgment and the judicial interest has not been determined. As of July 16, 2004, all post-verdict activity, including defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial, had not been resolved. Lorillard and the other defendants will pursue an appeal to the Louisiana Court of Appeals from the judgment by the appropriate deadline.

Other Class Action Cases - In five additional class actions in which Lorillard has been a defendant, courts have granted plaintiffs' motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs' claims in a third case were resolved through a settlement agreement. These five matters are listed below in alphabetical order:

  Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class comprised of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. During May of 2004, the West Virginia Supreme Court of Appeals affirmed the judgment entered in favor of the defendants, and it denied plaintiffs' petition for rehearing during July of 2004. As of July 16, 2004, the deadline for plaintiffs to seek further appellate review of the case had not expired.

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

  As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). Plaintiffs in Price contended they were defrauded by Philip Morris' marketing of its cigarettes labeled as "light" or "ultra light." Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris' "light" brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While Lorillard had not been a defendant in any of the purported "lights" class actions, Lorillard is now a defendant in one such case, McLaughlin v. Philip Morris USA, Inc., et al., a purported national class action filed during May of 2004 in which class certification has not been decided.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in 10 pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the pending U.S. cases and also has been named as a party to the case in Israel. Additional cases are pending against other cigarette manufacturers. The plaintiffs in the pending cases include the U.S. federal government, several U.S. county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases seek certification as class actions.

  More than 75 cases filed by labor union health and welfare funds as well as more than 30 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs' voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts' orders.

  U.S. Federal Government Action - The U.S. federal government filed a reimbursement and racketeering suit on September 22, 1999 in the U.S. District Court for the District of Columbia against Lorillard, other U.S. cigarette manufacturers, some parent companies and two trade associations. The Company is not a defendant in this action. Plaintiff asserted claims under the Medical Care Recovery Act, the Medicare as Secondary Payer provisions of the Social Security Act, and the Racketeer Influenced and Corrupt Organizations ("RICO") Act. The court has dismissed plaintiff's Medical Care Recovery Act and the Medicare as Secondary Payer provisions of the Social Security Act claims. RICO claims remain pending against all of the defendants, including Lorillard. Under RICO, the government is seeking an aggregate of approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. Trial of this matter, United States of America
v. Philip Morris USA, Inc., et al., is scheduled to begin during September of 2004. This is scheduled to be a bench trial and a jury will not be impaneled.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - As of July 16, 2004, four cases were pending in U.S. courts in which the plaintiffs were foreign governments. Lorillard was a defendant in two of these four matters. Most of the cases filed by foreign governments have been dismissed in favor of the defendants, including approximately 25 during 2003.

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

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of July 16, 2004, the court had not ruled on the motions to set aside the attempted service.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the "Original Participating Manufacturers," entered into a Master Settlement Agreement ("MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the "Settling States." The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the "State Settlement Agreements."

  The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating
Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

  Lorillard recorded pretax charges of $234.3, $180.1, $435.4 and $377.6 million ($142.8, $116.3, $265.5 and $236.9 million after taxes), for the three and six months ended June 30, 2004 and 2003, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  From time to time, lawsuits have been brought against Lorillard and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. As of July 16, 2004, Lorillard was a defendant in one such case. Lorillard understands that additional such cases are proceeding against other defendants.

  In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are allocated among the Original Participating Manufacturers generally according to their relative domestic market share. Of the total $5.2 billion, a total of $2.1 billion has been paid since 1999 through June 30, 2004, $189.1 million of which has been paid by Lorillard. Lorillard estimates its remaining payments under the agreement will total approximately $300 - $350 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community.

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

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Three such cases are pending against Lorillard. The Company is not a defendant in any of these cases.

FILTER CASES -In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 65 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2002 and through July 16, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $13.1 million in payments of judgments and settlements to finally resolve approximately 35 claims. In Sachs v. Lorillard Tobacco Co., the only filter case tried to a verdict since January 1, 2002, the jury found in favor of Lorillard. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -

Indirect Purchaser Suits - Approximately 30 suits were filed in various state courts alleging violations of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 18 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas, are pending. A decision granting class certification in New Mexico is being appealed by the defendants. Discovery is proceeding in the Kansas case, and the parties are scheduled to litigate certain privilege issues. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). On October 1, 2003, the Court approved a settlement by Lorillard with a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. In addition to payments previously made, Lorillard has committed to buy 20 million pounds of domestic tobacco for each year through 2012. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers are also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds signed a settlement agreement with the class on April 22, 2004. That agreement has not received final approval from the court. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard's settlement agreement that would substantially reduce Lorillard's commitments to buy domestic tobacco. The court has ruled against Lorillard on that issue and the matter is currently under appeal to the United States Court of Appeals for the Fourth Circuit.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. No discovery has commenced in this action.

Vending Machine Operators Antitrust Suit - Genessee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators have instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. Lorillard filed a motion to dismiss the action on July 2, 2004, for failure to state claims upon which relief can be granted. Virtually identical suits have been filed against Philip Morris and R.J. Reynolds.

  REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases are pending in the U.S. District Court for the Northern District of Illinois as a result of a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by Lorillard and various other entities. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans. During 2004, another Reparations case was filed in the U.S. District Court for the Northern District of Illinois. This suit, however, named Lorillard, but not the Company, as a defendant. This suit was voluntarily dismissed by the plaintiffs during June of 2004. Lorillard never received service of this matter.

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

14.  Commitments and Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at June 30, 2004.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $8.0 million at June 30, 2004.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2004 that the Company could be required to pay under this guarantee are approximately $315.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at June 30, 2004.

  In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $959.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2004, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, CNA has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. CNA has recorded approximately $21.0 and $16.0 million of other liabilities related to these indemnification agreements as of June 30, 2004 and December 31, 2003.

Other

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2004 and December 31, 2003, there were approximately $50.0 and $58.0 million of outstanding letters of credit.

  The Company is obligated to make future payments totaling $410.2 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $41.0 million in 2004; $68.9 million in 2005; $59.3 million in 2006; $49.8 million in 2007; $42.0 million in 2008; and $149.2 million in 2009 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $15.0 million. Estimated future minimum payments under these contracts are as follows: $10.0 million in 2004 and $5.0 million in 2005.

  As of June 30, 2004 and December 31, 2003, CNA had committed approximately $141.0 million and $154.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2004, the Company had commitments to purchase $103.3 million and sell $46.5 million of various bank loan participations.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of June 30, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

CNA Surety

  CNA has entered into a credit agreement with a large national contractor that undertakes projects for the construction of government and private facilities to provide an $86.0 million credit facility. CNA Surety has provided significant surety bond protection for projects by this contractor through surety bonds underwritten by CCC or its affiliates. The loans were provided by CNA to help the contractor meet its liquidity needs. The credit facility and all loans under it will mature in March of 2006. Advances under the credit facility bear interest at the prime rate plus 6.0%. Payment of the interest of 3.0% is deferred until the credit facility matures, and the remainder is to be paid monthly in cash. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain affiliates.

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

  In March of 2003, CNA purchased the contractor's outstanding bank debt for $16.0 million. The contractor purchased the bank debt from CNA and retired it, with $11.0 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Of these letters of credit, a replacement due to expire in August of 2004 remains in the amount of $3.0 million. CNA has also provided collateral for letters of credit issued by another bank for the contractor's benefit in the aggregate amount of $8.0 million. Any CNA reimbursements or access of CNA collateral for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of June 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $85.0 million, including accrued interest.

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

  The contractor has initiated a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards. Any losses to CNA Surety arising from bonds issued to the contractor or assumed are excluded from CNA Surety's $40.0 million excess of $20.0 million per principal reinsurance program with unaffiliated reinsurers in place in 2002. As a result, CNA Surety retains the first $60.0 million of losses on bonds written with an effective date of September 30, 2002 and prior, and CCC will incur 100% of losses above that retention level. Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond. For bonds written subsequent to November 1, 2003, CNA Surety's exposure is limited to $14.5 million per bond subject to an aggregate limit of $150.0 million under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. Both excess of loss contracts are effective January 1, 2004. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. CNA Surety is presently in discussions with regulatory authorities concerning the level of bonds written for the national contractor.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility and underlying all of CNA's surety bonds could have a material adverse effect on the Company's results of operations and/or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest could be up to $200.0 million. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2004 and December 31, 2003.

  Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposure that exceeds $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11.0 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, CCC entered into a $3.0 million excess of $12.0 million excess of loss contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12.0 million. This contract was to expire on December 31, 2004. Effective January 1, 2004, CNA obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

15.  Consolidating Financial Information

  The following schedules present the Company's Consolidating Balance Sheet Information at June 30, 2004 and December 31, 2003, and Consolidating Statements of Income Information for the six months ended June 30, 2004 and 2003. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for Loews and Carolina Group Consolidating Condensed Financial Information.

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

Loews Corporation
Consolidating Balance Sheet Information

                                              CNA                 Loews    Diamond     Texas   Corporate
June 30, 2004                              Financial   Lorillard  Hotels   Offshore     Gas    and Other Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                               $ 36,007.1  $   528.9  $  91.1  $  143.0  $   30.0  $ 3,694.0                $40,494.1
Cash                                           103.2        3.0     10.7      22.1       5.4       46.3                    190.7
Receivables-net                             19,695.0      918.3     25.0     596.0      34.5      146.1    $    (91.4)  21,323.5
Property, plant and equipment                  206.3      234.4    359.7   2,257.4     694.9       25.0                  3,777.7
Deferred income taxes                        1,073.8      440.3                         68.6       32.8        (619.4)     996.1
Goodwill                                       118.2                 2.6      14.0     163.5                               298.3
Investments in capital stocks
 of subsidiaries                                                                               10,902.8     (10,902.8)
Other assets                                 1,792.0      378.3    105.4      85.2     203.1      349.6        (162.1)   2,751.5
Deferred acquisition costs
 of insurance subsidiaries                   1,343.3                                                                     1,343.3
Separate account business                      576.5                                                                       576.5
Assets related to businesses held
 for sale                                      200.0                                                                       200.0
---------------------------------------------------------------------------------------------------------------------------------
Total assets                             $  61,115.4  $ 2,503.2  $ 594.5  $3,117.7  $1,200.0  $15,196.6    $(11,775.7) $71,951.7
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                    $     43,594.9                                                                  $ 43,594.9
Payable for securities purchased             1,308.5              $  0.5  $                    $  758.7                  2,067.7
Securities sold under agreements
 to repurchase                                 222.9                                              747.2                    970.1
Long-term debt, less unamortized
 discounts                                   1,668.3               145.0     931.3     531.0    2,303.7                  5,579.3
Reinsurance balances payable                 3,155.6                                                                     3,155.6
Deferred income taxes                                               28.0     365.2                226.2    $   (619.4)
Other liabilities                            1,851.4  $ 1,269.3    214.1     130.7     144.6      124.1        (184.9)   3,549.3
Separate account business                      576.5                                                                       576.5
Liabilities related to businesses held         170.0                                                                       170.0
 for sale
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           52,548.1    1,269.3    387.6   1,427.2     675.6    4,159.9        (804.3)  59,663.4
Minority interest                              849.6                         752.3                  5.2                  1,607.1
Shareholders' equity                         7,717.7    1,233.9    206.9     938.2     524.4   11,031.5     (10,971.4)  10,681.2
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                  $    61,115.4  $ 2,503.2  $ 594.5  $3,117.7  $1,200.0  $15,196.6    $(11,775.7) $71,951.7
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
=================================================================================================================================

Loews Corporation
Consolidating Statement of Income Information


                                       CNA                 Loews     Diamond    Texas      Corporate
Six Months Ended June 30, 2004      Financial  Lorillard   Hotels    Offshore    Gas       and Other     Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                  $ 4,274.1                                                              $   (1.8)   $ 4,272.3
Investment income, net                  852.7   $    13.7  $    1.1  $   4.7               $    19.3                       891.5
Intercompany interest and dividends                                                            303.0         (303.0)
Investment gains (losses)              (349.2)        0.6                0.3                    35.9                      (312.4)
Manufactured products                             1,636.0                                       71.5                     1,707.5
Other                                   153.7                 165.9    368.9   $   138.1        20.2                       846.8
---------------------------------------------------------------------------------------------------------------------------------
Total                                 4,931.3     1,650.3     167.0    373.9       138.1       449.9         (304.8)     7,405.7
---------------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits              3,262.9                                                                            3,262.9
Amortization of deferred
 acquisition costs                      740.3                                                                              740.3
Cost of manufactured products sold                  999.6                                       35.3                     1,034.9
Other operating expenses                693.4       203.0     139.4    391.4        71.4        64.0           (1.8)     1,560.8
Interest                                 66.0                   3.3     12.7        15.2        80.7           (5.3)       172.6
---------------------------------------------------------------------------------------------------------------------------------
Total                                 4,762.6     1,202.6     142.7    404.1        86.6       180.0           (7.1)     6,771.5
---------------------------------------------------------------------------------------------------------------------------------
                                        168.7       447.7      24.3    (30.2)       51.5       269.9         (297.7)       634.2
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)            (19.1)      174.7       9.5     (6.8)       20.5       (10.2)                      168.6
Minority interest                        24.4                           (9.8)                    0.1                        14.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                     5.3       174.7       9.5    (16.6)       20.5       (10.1)                      183.3
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $   163.4   $   273.0  $   14.8  $ (13.6)  $    31.0   $   280.0       $ (297.7) $     450.9
=================================================================================================================================

Loews Corporation
Consolidating Statement of Income Information


                                       CNA                 Loews     Diamond    Texas      Corporate
Six Months Ended June 30, 2003      Financial  Lorillard   Hotels    Offshore    Gas       and Other     Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                  $ 4,577.6                                                              $   (1.8)   $ 4,575.8
Investment income, net                  859.1   $    18.5  $    0.9  $   7.5               $    15.8                       901.8
Intercompany interest
 and dividends                                                                                 335.4         (335.4)
Investment gains (losses)               312.6        (1.8)              (1.1)                   14.0                       323.7
Manufactured products                             1,625.1                                       73.2                     1,698.3
Other                                   204.5        (0.2)    146.7    312.4   $   23.1         (0.8)                      685.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                 5,953.8     1,641.6     147.6    318.8       23.1        437.6         (337.2)     8,185.3
--------------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits              3,977.9                                                                            3,977.9
Amortization of deferred
 acquisition costs                      939.2                                                                              939.2
Cost of manufactured
 products sold                                      921.4                                       35.5                       956.9
Other operating expenses                770.1       254.6     125.3    356.7       15.8         56.2           (1.8)     1,576.9
Interest                                 67.0                   4.6     10.9        4.7         62.2                       149.4
--------------------------------------------------------------------------------------------------------------------------------
Total                                 5,754.2     1,176.0     129.9    367.6       20.5        153.9           (1.8)     7,600.3
---------------------------------------------------------------------------------------------------------------------------------
                                        199.6       465.6      17.7    (48.8)       2.6        283.7         (335.4)       585.0
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)             29.6       173.5       6.5     (9.4)       1.0        (20.1)                      181.1
Minority interest                        16.2                          (17.6)                    0.1                        (1.3)
---------------------------------------------------------------------------------------------------------------------------------
Total                                    45.8       173.5       6.5    (27.0)       1.0        (20.0)                      179.8
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from
 continuing operations                  153.8       292.1      11.2    (21.8)       1.6        303.7         (335.4)       405.2
Discontinued operations-net                                    (0.4)                                                        (0.4)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $   153.8   $   292.1  $   10.8  $ (21.8)   $   1.6     $  303.7        $(335.4)    $  404.8
=================================================================================================================================

16.  Assets and Liabilities Related to Businesses Held for Sale

  In connection with CNA's decision to focus on its property and casualty business, CNA has entered into a definitive agreement to sell the business of CNA Trust, its limited operations bank located in Costa Mesa, California, which provides full trustee and pension third-party administrative services to the under 500 employer market. Accordingly, the assets and liabilities of CNA Trust have been classified as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale on the Consolidated Condensed Balance Sheet at June 30, 2004. The estimated fair value of the business less costs to sell exceeds the carrying value of CNA Trust, and therefore the gain will be recorded at the closing date. The transaction closed on August 1, 2004.

  The following table provides the components of the assets and liabilities related to CNA Trust at June 30, 2004:


(In millions)

Investments:
 Fixed maturity securities, available-for-sale                                        $      8.0
 Short-term investments, available-for-sale                                                177.0
------------------------------------------------------------------------------------------------
 Total investments                                                                         185.0

Cash                                                                                         7.0
Accrued investment income                                                                    3.0
Other assets                                                                                 3.0
Property & equipment                                                                         2.0
------------------------------------------------------------------------------------------------
Total assets related to businesses held for sale                                      $    200.0
================================================================================================

Deferred income taxes                                                                 $      1.0
Other liabilities                                                                          169.0
------------------------------------------------------------------------------------------------
Total liabilities related to businesses held for sale                                 $    170.0
================================================================================================

  The assets and liabilities of CNA Trust were $216.0 and $184.0 million at December 31, 2003. The revenues of CNA Trust were $4.0 and $7.0 million for the three months ended June 30, 2004 and 2003, and $10.0 and $14.0 million for the six months ended June 30, 2004 and 2003. Net results for this business were a net loss of $1.6 million and net income of $0.6 million for the three months ended June 30, 2004 and 2003, and a net loss of $1.9 million and net income of $0.4 million for the six months ended June 30, 2004 and 2003.

17.  Subsequent Events

  Hellespont Shipping Corporation ("Hellespont"), in which the Company holds a 49% common stock interest, has sold each of its four ultra-large crude oil tankers to Euronav Luxembourg SA in July of 2004 and the Company received cash distributions of approximately $275.0 million. The Company estimates it will record a pretax gain of approximately $155.0 million in the third quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:


                                                                      Page No.
                                                                      --------

Overview                                                                  75
  Consolidated Financial Results                                          76
  CNA Recent Developments                                                 77
  Classes of Common Stock                                                 79
  Parent Company Structure                                                80
Critical Accounting Estimates                                             80
Results of Operations by Business Segment                                 84
  CNA Financial                                                           85
    Net Prior Year Development                                            85
    Reserves - Estimates and Uncertainties                                90
    Reinsurance                                                           92
    Terrorism Insurance                                                   96
    Restructuring                                                         97
    Non-GAAP Financial Measures                                           97
    Standard Lines                                                       100
    Specialty Lines                                                      105
    Life and Group Non-core                                              107
    Other Insurance                                                      108
    APMT Reserves                                                        110
  Lorillard                                                              122
      Results of Operations                                              122
      Selected Market Share Data                                         123
      Business Environment                                               125
  Loews Hotels                                                           128
  Diamond Offshore                                                       128
  Texas Gas                                                              130
  Corporate and other                                                    130
Liquidity and Capital Resources                                          131
  CNA Financial                                                          131
  Lorillard                                                              134
  Loews Hotels                                                           135
  Diamond Offshore                                                       135
  Texas Gas                                                              136
  Majestic Shipping                                                      136
  Corporate and other                                                    137
Investments                                                              137
Forward-Looking Statements Disclaimer                                    149

OVERVIEW

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 54% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements in Item 1 and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Consolidated Financial Results

  Loews Corporation reported consolidated net income (including both the Loews Group and Carolina Group) for the 2004 second quarter of $407.3 million, compared to $214.8 million in the 2003 second quarter. Income before net investment gains attributable to Loews common stock amounted to $259.4 million in the second quarter of 2004 compared to a loss of $61.1 million in the comparable 2003 quarter. Net income attributable to Loews common stock includes net investment gains of $107.3 million (after tax and minority interest) compared to $251.0 million (after tax and minority interest) in the comparable period of the prior year.

  Results for 2004 reflect improved underwriting performance for the property and casualty operations of CNA. The improved results are primarily due to significant unfavorable net prior year development recorded in the second quarter of 2003 as well as the continued favorable impact of rate increases in 2004 and CNA's focus on underwriting discipline and expense management.

  Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Net income attributable to Loews
 common stock:
Income (loss) before net investment
 (losses) gains                               $ 259.4        $ (61.1)   $ 545.6        $  157.2
Net investment (losses) gains (a)               107.3          251.0     (169.7)          194.4
------------------------------------------------------------------------------------------------
Income from continuing operations               366.7          189.9      375.9           351.6
Discontinued operations-net                                     (0.1)                      (0.4)
------------------------------------------------------------------------------------------------
Net income attributable to Loews
 common stock                                   366.7          189.8      375.9           351.2
Net income attributable to Carolina
 Group stock                                     40.6           25.0       75.0            53.6
------------------------------------------------------------------------------------------------
Consolidated net income                       $ 407.3        $ 214.8    $ 450.9        $  404.8
================================================================================================

Net income per share:
Loews common stock                            $  1.98        $  1.02    $  2.03        $   1.89
Carolina Group stock                             0.70           0.63       1.29            1.34
================================================================================================

(a)  Includes a loss of $352.9 (after tax and minority interest) for the six months ended June 30, 2004 related to CNA's sale of its individual life insurance business.

Three Months Ended June 30, 2004 Compared with 2003

  Net income attributable to Loews common stock for the second quarter of 2004 amounted to $366.7 million or $1.98 per share, compared to $189.8 million or $1.02 per share in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the second quarter of 2004 was $40.6 million or $0.70 per Carolina Group share, compared to $25.0 million or $0.63 per Carolina Group share in the second quarter of 2003.

  Consolidated revenues in the second quarter of 2004 amounted to $3.9 billion compared to $4.2 billion in the comparable 2003 quarter. The decline in revenues reflects CNA's sale of its Group Benefits and Individual Life Insurance businesses as well as lower investment gains in the current period.

Six Months Ended June 30, 2004 Compared With 2003

  Loews consolidated net income (including both the Loews Group and Carolina Group) for the first half of 2004 was $450.9 million, compared to $404.8 million in the comparable period of the prior year. Income before net investment losses attributable to Loews common stock amounted to $545.6 million in the first half of 2004 compared to $157.2 million in the comparable period of the prior year. Net income attributable to Loews common stock includes net investment losses of $169.7 million (after tax and minority interest) due primarily to a loss of $352.9 million (after tax and minority interest) for CNA's sale of its individual life insurance business, compared to net investment gains of $194.4 million (after tax and minority interest) in the comparable period of the prior year.

  Net income attributable to Loews common stock for the first half of 2004 amounted to $375.9 million or $2.03 per share, compared to $351.2 million or $1.89 per share in the comparable period of the prior year.

  Net income attributable to Carolina Group stock for the first half of 2004 was $75.0 million or $1.29 per Carolina Group share, compared to $53.6 million or $1.34 per Carolina Group share in the comparable period of the prior year.

  Consolidated revenues in the first half of 2004 amounted to $7.4 billion compared to $8.2 billion in the comparable period of the prior year. The decline in revenues reflects the sale of CNA's Group Benefits and Individual Life Insurance businesses as well as the impact of the $618.6 million investment loss related to the life sale.

CNA Recent Developments

  During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, and several significant charges in 2003, a capital plan was developed to replenish the statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions, and other significant business decisions is discussed below:

  In May of 2004, CNA entered into a definitive agreement to sell the business of CNA Trust to Union Bank of California. As a result of the pending sale, CNA classified the assets and liabilities of CNA Trust as Assets Related to Businesses Held for Sale and Liabilities Related to Businesses Held for Sale in the Consolidated Condensed Balance Sheets. See Note 16 of the Notes to Consolidated Condensed Financial Statements in Item 1 for further discussion. The transaction closed on August 1, 2004.

  On April 30, 2004, CNA completed the sale of its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses are excluded from the sale. Additionally, the Nashville, Tennessee insurance servicing and administration building was transferred as part of the sale. Consideration from the sale was approximately $700.0 million. The Company recorded a realized investment loss of $53.0 million pretax ($15.5 million gain after-tax and minority interest) and $618.6 million pretax loss ($352.9 million after-tax and minority interest) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004 arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate is due to the completion of a formal study of the final tax basis of VFL. See Note 9 of the Notes to Consolidated Condensed Financial Statements in Item 1 for further discussion.

  On December 31, 2003, CNA completed the sale of the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. Consideration from the sale was approximately $530.0 million, resulting in an after-tax and minority interest realized investment loss on the sale of $109.1 million ($163.0 million pretax), including an after-tax and minority interest realized investment gain of $7.3 million ($13.0 million pretax) recorded in the second quarter of 2004.

  During 2003, CNA sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA will manage the run-off of its retained liabilities.

  The group benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150.0 million of the total shared corporate overhead expenses that are allocated to all of CNA's businesses. The Company expects that the 2004 consolidated net operating results will include an approximate $35.0 million after-tax loss (before minority interest) for these three businesses, largely due to these corporate overhead expenses. This amount has been revised from the $50.0 million after-tax loss (before minority interest) estimate that was previously disclosed in the Company's 2003 Form 10-K/A primarily because of the impact of the loss on the sale of the individual life business and favorable mortality and investment results in the first quarter of 2004. The 2003 expense initiative discussed below did not contemplate the sale or exit of these businesses, and therefore the savings from that initiative will be partially offset by these expenses. The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, CNA had achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and will continue through 2004.

  CNA has undertaken additional expense initiatives in 2004 that are expected to produce expense savings in excess of $100.0 million beginning in 2004 through 2005. The primary components of the expense initiatives are a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations, and to a lesser extent, workforce reductions.

  The capital plan, established in November of 2003, consisted of the November sale of $750.0 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNA common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company ("CCC"), CNA's principal insurance subsidiary, in the event certain additions to CCC's statutory capital were not achieved through asset sales and up to an additional $150.0 million to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $45.6 million of surplus notes from CCC, in relation to the sale of CNA's group benefits business, and also purchased $300.0 million of additional surplus notes of CCC in relation to the sale of CNA's individual life business, discussed above. The sale of the individual life business resulted in an addition to statutory capital in excess of $550.0 million. CCC received insurance regulatory approval for the repayment of the $300.0 million CCC Life surplus note issued in February of 2004, including accrued interest and repaid these amounts in full on June 16, 2004. CCC plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note in 2004. The purchase of the preferred stock and the surplus notes fulfilled the commitment from Loews in relation to the capital plan.

Classes of Common Stock

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are: (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($2.0 billion outstanding at June 30, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of June 30, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company Structure

  The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders (see Liquidity and Capital Resources - CNA Financial below).

  At June 30, 2004, the book value per share of Loews common stock was $58.78, compared to $60.92 at December 31, 2003. The decline in book value per share is attributable to lower unrealized investment gains reflecting the impact of higher interest rates on CNA's fixed income portfolio, partially offset by the net income reported in 2004.

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

Insurance Reserves

  Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long-term care products and are estimated using actuarial estimates about mortality and morbidity as well as assumptions about expected investment returns. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as development within this MD&A. These changes can be favorable or unfavorable. The inherent risks associated with the reserving process are discussed in Reserves - Estimates and Uncertainties, below.

Reinsurance

  Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Condensed Balance Sheets. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in Results of Operations - Reinsurance, below.

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

  On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle
v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeal also decertified the class ordered during pre-trial proceedings. The Florida Supreme Court has agreed to review the case and has scheduled argument for November of 2004. The Company and Lorillard believe that the appeals court's decision should be upheld upon further appeals.

  During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The jury was not asked to apportion damages in its verdict so Lorillard's share of the judgment has not been determined. All post-verdict activity, including defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial, had not been resolved as of July 16, 2004. Lorillard and the other defendants in this matter intend to notice an appeal in this matter to the Louisiana Court of Appeals.

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

  The Company's investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. See "Investments - CNA" in this MD&A and Note 2 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this report for information related to the Company's impairment charges.

  In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004.

  The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Condensed Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Such an impact will likely increase earnings volatility in future periods. However, since fluctuations in fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on shareholders' equity. Further information on CNA's investments is provided in the Investments section below.

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

Loans to National Contractor

  CNA has made loans through a credit facility provided to a national contractor to whom CNA Surety provides significant amounts of surety bond insurance coverage. As of June 30, 2004, the Company has credit exposure of $85.0 million under the credit facility. The credit facility was established to help the contractor meet its liquidity needs. The contractor has initiated restructuring efforts to reduce costs and improve cash flow and is attempting to develop additional sources of funds. Based on the contractor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible. Further information on this credit agreement is provided in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this report, and the Liquidity and Capital Resources sections, below.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

  As a result of the strategic review and other actions described above in "CNA Recent Developments," CNA changed how it manages its core operations and makes business decisions. Accordingly, in the first quarter of 2004, the Company and CNA have revised the reportable business segment structure to reflect these changes.

  CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly a stand-alone property and casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (APMT) claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

  The changes made to the Company's reportable segments were as follows: 1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; 2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; 3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; 4) CNA Re (formerly included in the Property and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; 5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; and 6) certain run-off life and group operations (formerly included in the Other Insurance segment) are now included in the Life and Group Non-Core segment.

  Throughout this Management's Discussion and Analysis ("MD&A"), the results of operations include discussion and results for all of CNA's businesses, including those sold or exited as described above.

  In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from "Other operating expenses" to "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Income. Prior period amounts and ratios have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) or the combined ratios in any period, however this change impacted the loss and loss adjustment expense and the expense ratios.

  In addition, until 2003, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and other segment.

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 91% owned subsidiary of the Company.

Net Prior Year Development

  A significant component of the results of operations for the period ended June 30, 2003 was unfavorable net prior year development recorded for the property and casualty and the non-core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable.

  The following tables summarize the pretax net prior year development by segment for the three and six months ended June 30, 2004 and 2003.


Net Prior Year Development

                                                        Standard  Specialty    Other
Three Months Ended June 30, 2004                          Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ 115.0    $  73.0    $   2.0    $ 190.0
   APMT                                                                         31.0       31.0
------------------------------------------------------------------------------------------------
Total                                                    115.0       73.0       33.0      221.0
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                     115.0       73.0       33.0      221.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding impact of
    corporate aggregate reinsurance
    treaties                                             (92.0)     (13.0)      11.0      (94.0)

   Ceded premiums related to corporate
    aggregate reinsurance treaties                         2.0                   1.0        3.0
------------------------------------------------------------------------------------------------

     Total  premium development                          (90.0)     (13.0)      12.0      (91.0)
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $  25.0    $  60.0    $  45.0    $ 130.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $  14.6    $  35.6    $  27.4    $  77.6
================================================================================================

Net Prior Year Development

                                                        Standard  Specialty    Other
Three Months Ended June 30, 2003                          Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ 246.0    $ 101.0    $ 118.0    $ 465.0
   APMT                                                 (180.0)                (24.0)    (204.0)
------------------------------------------------------------------------------------------------
Total                                                     66.0      101.0       94.0      261.0
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                      66.0      101.0       94.0      261.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding impact of
    corporate aggregate reinsurance
    treaties                                             116.0        3.0       (8.0)     111.0

   Ceded premiums related to corporate
    aggregate reinsurance treaties                       105.0                  14.0      119.0
------------------------------------------------------------------------------------------------

     Total premium development                           221.0        3.0        6.0      230.0
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $ 287.0    $ 104.0    $ 100.0    $ 491.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $ 168.3    $  61.2    $  58.5    $ 288.0
================================================================================================

Net Prior Year Development

                                                        Standard  Specialty    Other
Six Months Ended June 30, 2004                            Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ 113.0    $  74.0    $  13.0    $ 200.0
   APMT                                                                         40.0       40.0
------------------------------------------------------------------------------------------------
Total                                                    113.0       74.0       53.0      240.0
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                     113.0       74.0       53.0      240.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding impact of
    corporate aggregate reinsurance
    treaties                                            (108.0)     (14.0)      10.0     (112.0)

   Ceded premiums related to corporate
    aggregate reinsurance treaties                         2.0                   1.0        3.0
------------------------------------------------------------------------------------------------

     Total  premium development                         (106.0)     (14.0)      11.0     (109.0)
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $   7.0    $  60.0    $  64.0    $ 131.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $   3.7    $  35.6    $  38.3    $  77.6
================================================================================================

Net Prior Year Development

                                                        Standard  Specialty    Other
Six months ended June 30, 2003                            Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ 314.0    $  99.0    $ 148.0    $ 561.0
Ceded losses related to corporate aggregate
 reinsurance treaties                                   (180.0)                (24.0)    (204.0)
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                     134.0       99.0      124.0      357.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding impact of
    corporate aggregate reinsurance
    treaties                                              75.0       (7.0)     (23.0)      45.0

   Ceded premiums related to corporate
    aggregate reinsurance treaties                       105.0                  14.0      119.0
------------------------------------------------------------------------------------------------

     Total premium development                           180.0       (7.0)      (9.0)     164.0
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $ 314.0    $  92.0    $ 115.0    $ 521.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $ 183.6    $  53.1    $  67.5    $ 304.2
================================================================================================

Reserves - Estimates and Uncertainties

  CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses and future policy benefits, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled and claims that have been incurred but not reported ("IBNR"). Claim and claim adjustment expense and future policy benefit reserves are reflected as liabilities on the Consolidated Condensed Balance Sheets under the heading "Insurance Reserves." Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined.

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

  The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions. See the Operating Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on CNA's results of operations.

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

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information on CNA's ratings. In addition, CNA periodically undergoes state regulatory financial examinations. See the Regulatory Matters section of the MD&A for further information.

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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $56.0 and $93.0 million for the three months ended June 30, 2004 and 2003, and $106.0 and $140.0 million for the six months ended June 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,696.0 and $2,789.0 million at June 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The following table summarizes the amounts receivable from reinsurers at June 30, 2004 and December 31, 2003.


Components of reinsurance receivables                        June 30, 2004     December 31, 2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance receivables related to insurance reserves:
  Ceded claim and claim adjustment expense                    $14,135.2             $14,215.9
  Ceded future policy benefits                                  1,229.1               1,218.2
  Ceded policyholders' funds                                       68.1                   6.6
Billed reinsurance receivables                                    722.5                 813.1
------------------------------------------------------------------------------------------------
Reinsurance receivables                                        16,154.9              16,253.8
Allowance for uncollectible reinsurance                          (503.6)               (572.6)
------------------------------------------------------------------------------------------------
Reinsurance receivables, net of allowance for
 uncollectible reinsurance                                    $15,651.3             $15,681.2
================================================================================================

  CNA has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $503.6 and $572.6 million at June 30, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to the Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of "Insurance claims and policyholders' benefits" in the Consolidated Condensed Statements of Income.

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

Components of Earned Premiums

                                                     Direct     Assumed     Ceded          Net
------------------------------------------------------------------------------------------------
(In millions)                                              Six Months Ended June 30, 2004
                                                   ---------------------------------------------

Property and casualty                              $ 5,393.0   $  127.0   $ 1,758.0   $ 3,762.0
Accident and health                                    657.0       26.0       291.0       392.0
Life                                                   323.0                  205.0       118.0
------------------------------------------------------------------------------------------------
Total earned premiums                              $ 6,373.0   $  153.0   $ 2,254.0   $ 4,272.0
================================================================================================

                                                           Six Months Ended June 30, 2003
                                                   ---------------------------------------------

Property and casualty                              $ 5,281.0   $  376.0   $ 2,222.0   $ 3,435.0
Accident and health                                    788.0       55.0        29.0       814.0
Life                                                   529.0        9.0       211.0       327.0
------------------------------------------------------------------------------------------------
Total earned premiums                              $ 6,598.0   $  440.0   $ 2,462.0   $ 4,576.0
================================================================================================

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

The pretax impact of the Aggregate Cover was as follows:


                                                         Three Months Ended     Six Months Ended
                                                              June 30,               June 30,
                                                         ---------------------------------------
                                                           2004        2003      2004      2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                    $ (3.0)    $ (28.0)   $ (3.0)  $ (28.0)
Ceded claim and claim adjustment expense                               78.0                78.0
Interest charges                                          (22.0)      (22.0)    (42.0)    (35.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $(25.0)    $  28.0    $(45.0)  $  15.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were fully utilized. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $32.0 million in 2004.

The pretax impact of the CCC Cover was as follows:


                                                         Three Months Ended     Six Months Ended
                                                              June 30,               June 30,
                                                         ---------------------------------------
                                                           2004        2003      2004      2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                               $ (91.0)            $ (91.0)
Ceded claim and claim adjustment expense                              126.0               126.0
Interest charges                                         $ (11.0)     (27.0)   $ (22.0)   (35.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $ (11.0)   $   8.0    $ (22.0) $
================================================================================================

  The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:


Pretax Impact of Aggregate Cover and CCC Cover

                                                         Three Months Ended     Six Months Ended
                                                              June 30,               June 30,
                                                         ---------------------------------------
                                                            2004       2003       2004     2003
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                                           $ (23.0)   $  35.0    $ (43.0) $  21.0
Specialty Lines                                             (4.0)      (1.0)      (6.0)    (2.0)
Other Insurance                                             (9.0)       2.0      (18.0)    (4.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $ (36.0)   $  36.0    $ (67.0) $  15.0
================================================================================================

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

  CNA is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act requires insurers to offer terrorism coverage through 2004. On June 18, 2004, the Department of the Treasury announced its decision to extend this offer requirement until December 31, 2005.

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

  As noted, the Act expires on December 31, 2005. It is expected that attempts will be made to secure extension of the Act in Congress. However, passage of a law extending the Act is by no means assured. Among other steps, CNA will, if the Act is not extended, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that that Act will not be extended and that no Federal backstop for terrorism exposure will be available. In advance of that date, CNA expects to apply for regulatory approval of terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

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

  No restructuring and other related charges related to the IT Plan were incurred for the three or six months ended June 30, 2004 and 2003. During 2004, $1.0 million in payments were charged against the liability. As of June 30, 2004, the accrued liability relating to employee termination and related benefit costs was $3.0 million. The remaining accrual is expected to be paid in 2004.

  No restructuring and other related charges related to the 2001 Plan were incurred for the three or six months ended June 30, 2004 and 2003. During 2004, $4.0 million in payments for lease termination costs were charged against the liability. As of June 30, 2004, the accrued liability, relating primarily to lease termination costs, was $16.0 million. Of the remaining accrual, approximately $3.0 million is expected to be paid in 2004.

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

  Operating ratios are calculated using insurance results and are used by the insurance industry and regulators such as state departments of insurance and the National Association of Insurance Commissioners for financial regulation and as a basis of comparison among companies. The ratios discussed in this MD&A are calculated using GAAP financial results and include the loss and loss adjustment expense ratio (loss ratio) as well as the expense, dividend and combined ratios. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

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

  Throughout this MD&A, certain business segment results are discussed using underwriting results, which as described above is a non-GAAP measure. The following reconciliation provides the differences between Underwriting Income
(Loss) and Net Income (Loss).


                                              Three Months Ended          Three Months Ended
                                                 June 30, 2004               June 30, 2003
------------------------------------------------------------------------------------------------
                                            Standard   Specialty         Standard      Specialty
                                              Lines      Lines             Lines         Lines
------------------------------------------------------------------------------------------------
(In millions)

Underwriting income (loss)                  $   4.0    $  57.0           $(327.0)      $ (71.0)
Net investment income                         119.0       59.0             105.0          53.0
Other revenues                                 30.0       32.0              61.0          30.0
Other expenses                                (28.0)     (28.0)            (60.0)        (25.0)
------------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense, minority interest
 and net realized
 investment gain                              125.0      120.0            (221.0)        (13.0)
Income tax (expense) benefit                  (25.1)     (34.8)             85.3           9.1
Minority interest                             (10.7)     (11.9)             15.0          (2.9)
------------------------------------------------------------------------------------------------
Income (loss) before net realized
 investment gains                              89.2       73.3            (120.7)         (6.8)
Realized investment gains,
 net of participating
 policyholders' and
 minority interest                             73.1       27.7             172.2          55.6
Income tax expense on realized
 investment gains                             (27.2)     (10.9)            (62.0)        (20.9)
------------------------------------------------------------------------------------------------
Net income (loss)                           $ 135.1    $  90.1           $ (10.5)      $  27.9
================================================================================================

                                                Six Months Ended            Six Months Ended
                                                 June 30, 2004               June 30, 2003
------------------------------------------------------------------------------------------------
                                            Standard   Specialty         Standard      Specialty
                                              Lines      Lines             Lines         Lines
------------------------------------------------------------------------------------------------
(In millions)

Underwriting (loss) income                  $   7.0    $ 110.0           $(414.0)      $ (50.0)
Net investment income                         257.0      121.0             234.0         102.0
Other revenues                                 70.0       57.0             132.0          47.0
Other expenses                                (59.0)     (55.0)           (123.0)        (38.0)
------------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense, minority interest
 and net realized investment
 gains                                        275.0      233.0            (171.0)         61.0
Income tax expense                            (59.1)     (68.8)             80.3         (14.9)
Minority interest                             (22.6)     (22.3)              9.7          (9.4)
------------------------------------------------------------------------------------------------
Income (loss) before net realized
 investment gains                             193.3      141.9             (81.0)         36.7
Realized investment gains, net
 of participating
 policyholders' and minority
 interest                                     126.7       46.8             178.9          58.3
Income tax expense on realized
 investment gains                             (46.6)     (18.1)            (66.5)        (22.4)
------------------------------------------------------------------------------------------------
Net income                                  $ 273.4    $  170.6          $  31.4       $  72.6
================================================================================================

Operating Results

Standard Lines

  The following table summarizes the results of operations for Standard Lines:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                  2004           2003        2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Net written premiums                           $1,209.0       $1,087.0    $2,474.0     $2,360.0
Net earned premiums                             1,315.0        1,018.0     2,573.0      2,237.0
Underwriting income (loss)                          4.0         (327.0)        7.0       (414.0)
Income (loss) before net realized
 investment gains                                  89.2         (120.7)      193.3        (81.0)
Net realized investment gains                      45.9          110.2        80.1        112.4
Net income (loss)                                 135.1          (10.5)      273.4         31.4

Ratios:
  Loss and loss adjustment expense                 70.5%          88.0%       68.0%        80.0%
  Expense                                          30.3           43.0        31.9         37.3
  Dividend                                         (1.1)           1.1        (0.2)         1.2
------------------------------------------------------------------------------------------------
  Combined                                         99.7%         132.1%       99.7%       118.5%
================================================================================================

Three Months Ended June 30, 2004 Compared with 2003

  Net income increased $145.6 million for the three months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development, as discussed below, and increased net investment income. These increases in net income were partially offset by decreased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Standard Lines increased $122.0 million for the three months ended June 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003, principally due to the unfavorable net prior year development recorded in the second quarter of 2003. The increase in net written premiums was partially offset by decreased retention and new business across most property and casualty lines. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain E&S programs, habitational construction business, silica-related risks, and workers' compensation policies classified as high hazard. The net written premium results are consistent with CNA's strategy of portfolio optimization. CNA's priority is a diversified portfolio in profitable classes of business.

  Standard Lines averaged rate increases of 5.0% and 17.0% for the three months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 67.0% and 75.0% were achieved for those contracts that were up for renewal.

  Net earned premiums increased $297.0 million for the three months ended June 30, 2004 as compared with the same period in 2003. These increases were primarily driven by increased favorable net prior year premium development and decreased ceded premiums related to corporate aggregate and other reinsurance treaties as described above.

  Underwriting results improved by $331.0 million and the combined ratio decreased 32.4 points for the three months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 17.5 points primarily due to decreased net unfavorable prior year development and lower catastrophe losses. Catastrophe losses of $4.0 and $48.0 million were recorded for the three months ended June 30, 2004 and 2003. Catastrophe losses recorded in the second quarter of 2003 were primarily related to Texas tornados and Midwest rain storms.

  The expense ratio decreased 12.7 points for the three months ended June 30, 2004 as compared with the same period in 2003. This decrease was primarily due to reduced expenses as a result of the expense initiatives described above. Also contributing to this decrease was an increased net earned premium base and a decrease in the change in provision for insurance receivables in 2004 as compared with the same period in 2003.

  The dividend ratio decreased 2.2 points for the three months ended June 30, 2004 as compared with the same period in 2003 due to net prior year favorable dividend development, primarily related to workers compensation products. A review was completed in the second quarter of 2004 which indicated dividend development that was lower than prior expectations based on decreased usage of dividend programs.

  Unfavorable net prior year development of $25.0 million was recorded for the three months ended June 30, 2004, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $90.0 million of favorable premium development. Unfavorable net prior year development of $287.0 million, including $66.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $221.0 million of unfavorable premium development, was recorded for the same period in 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

  Approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25.0 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60.0 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30.0 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

  The following discusses net prior year development for Standard Lines recorded for the three months ended June 30, 2003.

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

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $11.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Offsetting these unfavorable developments for the three months ended June 30, 2003, was a $75.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180.0 million of ceded losses and $105.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties.

Six Months Ended June 30, 2004 Compared with 2003

  Net income increased $242.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. This increase in net income was attributable to the same reasons as discussed above in the three month comparison.

  Net written premiums for Standard lines increased $114.0 million and net earned premiums increased $336.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. These increases in net written and earned premiums were attributable to the same reasons as discussed above in the three month comparison.

  Standard Lines averaged rate increases of 5.0% and 18.0% for the six months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 70.0% and 73.0% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to continue to contribute to the moderation in rate increases as property and casualty market pricing continues to soften.

  Underwriting results improved by $421.0 million and the combined ratio decreased 18.8 points for the six months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 12.0 points primarily due to decreased net unfavorable prior year development and lower catastrophe losses. Catastrophe losses of $10.0 and $62.0 million were recorded for the six months ended June 30, 2004 and 2003. Catastrophe losses recorded in the first half of 2003 were primarily related to Texas tornados and Midwest rain storms.

  The expense ratio decreased 5.4 points for the six months ended June 30, 2004 as compared with the same period in 2003. This decrease was primarily due to reduced expenses primarily as a result of CNA's expense initiatives. Also contributing to the decrease was an increased net earned premium base and a decrease in the bad debt provision for insurance receivables as discussed above in the three months comparison.

  The dividend ratio decreased 1.4 points for the six months ended June 30, 2004 as compared with the same period in 2003 due to net prior year favorable development as discussed in the three months comparison.

  Unfavorable net prior year development of $7.0 million was recorded for the six months ended June 30, 2004, including $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $106.0 million of favorable premium development. Unfavorable net prior year development of $314.0 million, including $134.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $180.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,275.0 and $14,282.0 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $9,083.0 and $8,967.0 million at June 30, 2004 and December 31, 2003.

  For the six months ended June 30, 2004 CNA recorded pretax income of $9.0 million related to a net reduction of the allowance for uncollectible reinsurance receivables, due to the reasons discussed above.

  See the three months comparison above for discussion of net prior year development for the six months ended June 30, 2004.

  The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2003.

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

  Offsetting these unfavorable developments for the three months ended June 30, 2003, was a $75.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $180.0 million of ceded losses and $105.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of the MD&A for further discussion of CNA's aggregate reinsurance treaties.

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

Specialty Lines

  The following table summarizes the results of operations for Specialty
Lines:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                  2004           2003        2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Net written premiums                           $  592.0       $  487.0    $1,173.0     $  963.0
Net earned premiums                               567.0          459.0     1,096.0        887.0
Underwriting income (loss)                         57.0          (71.0)      110.0        (50.0)
Income (loss) before net realized
 investment gains                                  73.3           (6.8)      141.9         36.7
Net realized investment gains                      16.8           34.7        28.7         35.9
Net income                                         90.1           27.9       170.6         72.6

Ratios:
  Loss and loss adjustment expense                 64.2%          87.5%       63.6%        77.3%
  Expense                                          25.6           27.9        26.1         28.2
  Dividend                                          0.2            0.1         0.3          0.1
------------------------------------------------------------------------------------------------
  Combined                                         90.0%         115.5%       90.0%       105.6%
================================================================================================

Three Months Ended June 30, 2004 Compared with 2003

  Net income increased $62.2 million for the three months ended June 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by improved underwriting results and increased net investment income. The increases in net income were partially offset by decreased net realized investment gains. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Specialty Lines increased $105.0 million and net earned premiums increased $108.0 million for the three months ended June 30, 2004 as compared with the same period in 2003. These increases were primarily driven by increases in rate and new business, principally in Professional Liability Insurance ("CNA Pro").

  Specialty Lines averaged rate increases of 10.0% and 29.0% for the three months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 79.0% and 81.0% were achieved for those contracts that were up for renewal.

  Underwriting results improved by $128.0 million and the combined ratio decreased 25.5 points for the three months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 23.3 points due principally to decreased unfavorable net prior year development, an improvement in the current net accident year loss ratio and a decrease in bad debt reserves for uncollectible reinsurance.

  The expense ratio decreased 2.3 points primarily due to decreased underwriting expenses due to CNA's expense initiatives, and the increased earned premium base.

  Unfavorable net prior year development was $60.0 million, including $73.0 million of unfavorable claim and allocated claim adjustment expense and $13.0 million of favorable premium development, for the three months ended June 30, 2004. Unfavorable net prior year development of $104.0 million, including $101.0 million of unfavorable claim and allocated claim adjustment expense development and $3.0 million of unfavorable premium development, was recorded for the same period in 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large D&O claims primarily in recent accident years.

  For the three months ended June 30, 2004, CNA recorded pretax income of $59.0 million related to a net reduction of the allowance for uncollectible reinsurance receivables, primarily due to a release of a previously established allowance related to Trenwick. The release resulted from the finalization of commutation agreements in the second quarter of 2004. The commutation resulted in unfavorable net prior year development which is reflected within the development noted above.

  The following discusses net prior year development for Specialty Lines recorded for the three months ended June 30, 2003.

  Unfavorable net prior year claim and allocated claim adjustment expense of approximately $50.0 million was recorded for directors and officers exposures, as a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded primarily in accident years 2001 and 2002.

  Approximately $37.0 million of losses were recorded as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of developments on one large claim.

Six Months Ended June 30, 2004 Compared with 2003

  Net income increased $98.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. This increase in net income was primarily attributable to the same reasons as discussed above in the three month comparison.

  Net written premiums for Specialty Lines increased $210.0 million and net earned premiums increased $209.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. These increases in net written and net earned premiums were primarily attributable to the same reasons as discussed above in the three month comparison.

  Specialty Lines averaged rate increases of 12.0% and 33.0% for the six months ended June 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 81.0% and 80.0% were achieved for those contracts that were up for renewal.

  Underwriting results improved by $160.0 million and the combined ratio decreased 15.6 points for the six months ended June 30, 2004 as compared with the same period in 2003. The loss ratio decreased 13.7 points due principally to decreased net prior year development and an improvement in the current net accident year loss ratio.

  The expense ratio decreased 2.1 points due primarily to decreased underwriting expenses as discussed above in the three month comparison.

  Unfavorable net prior year development was $60.0 million, including $74.0 million of unfavorable claim and allocated claim adjustment expense and $14.0 million of favorable premium development for the six months ended June 30, 2004. Unfavorable net prior year development of $92.0 million, including $99.0 million of unfavorable claim and allocated claim adjustment expense development and $7.0 million of favorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,576.0 and $4,200.0 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,130.0 and $2,919.0 million at June 30, 2004 and December 31, 2003.

  Net prior year development recorded in both 2004 and 2003 for Specialty Lines was described above in the three month comparison.

  For the six months ended June 30, 2004, CNA recorded pretax income of $59.0 million related to a net reduction of the allowance for uncollectible reinsurance receivables, due to the reasons noted above.

Life and Group Non-Core

Three Months Ended June 30, 2004 Compared with 2003

  Net earned premiums for Life and Group Non-Core decreased $401.0 million in the second quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. The group benefits business was sold on December 31, 2003 and the individual life business was sold on April 30, 2004. Net earned premiums for the sold life and group businesses were $10.0 and $368.0 million for the three months ended June 30,

2004 and 2003. Net earned premiums also decreased in the remaining lines of business, which are in runoff and are expected to continue to decrease.

  Net results decreased $76.5 million in the second quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to the absence of favorable results from the group benefits and individual life businesses. Net income for the sold life and group businesses was $0.2 and $36.0 million for the three months ended June 30, 2004 and 2003. Also, net results decreased in the second quarter of 2004 as compared with the same period in 2003 as a result of a $20.1 million after-tax and minority interest ($34.0 million pretax) increase in insurance reserves and the allowance for uncollectible reinsurance related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures ("IGI Program") and CNA's participation in an accident and health reinsurance pool.

Six Months Ended June 30, 2004 Compared with 2003

  Net earned premiums for Life and Group Non-Core decreased $661.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. Net earned premiums for the sold life and group businesses were $115.0 and $731.0 million for the six months ended June 30, 2004 and 2003. Net earned premiums also decreased in the remaining lines of business, which are in runoff and are expected to continue to decrease.

  Net results decreased $388.0 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $618.6 million pretax ($352.9 million after-tax and minority interest) for the sale of the individual life business. Net results also decreased due to the absence of favorable results from the group benefits and individual life businesses and the strengthening of IGI program insurance reserves and the allowance for uncollectible reinsurance as discussed above. Net results for the sold life and group businesses were $366.9 million of net loss (including the loss on sale) and $18.0 million of net income for the six months ended June 30, 2004 and 2003.

Other Insurance

Three Months Ended June 30, 2004 Compared with 2003

  Revenues decreased $116.7 million for the three months ended June 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased net realized investment gains. See the Investments section of this MD&A for additional information on net realized investment gains (losses).

  Net income increased $65.8 million for the three months ended June 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to lower unfavorable net prior year development, an $11.0 million after-tax and minority interest reduction of unallocated loss adjustment expenses ("ULAE") reserves in connection with a favorable extra contractual-obligation claim settlement and a decrease in the provision for uncollectible reinsurance receivables. CNA recorded a $12.8 million after-tax and minority interest ($22.0 million pretax) net reduction in the allowance for uncollectible reinsurance receivables for the three months ended June 30,

2004, primarily related to the Trenwick Group commutation noted below, as compared with a $23.4 million after-tax and minority interest ($40.0 million pretax) increase which was recorded in the same period in 2003.

  Unfavorable net prior year development of $45.0 million was recorded for the three months ended June 30, 2004, including $33.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $12.0 million of unfavorable premium development. Unfavorable net prior year development of $100.0 million was recorded for the three months ended June 30, 2003, including $94.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development.

  The net prior year development for the Other Insurance Segment recorded for the three months ended June 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development, partially offset by a release of a previously established allowance for uncollectible reinsurance.

  The following discusses net prior year development for CNA's Corporate and Other Non-Core business included in the Other Insurance Segment recorded for the three months ended June 30, 2003.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded in the second quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded in CNA Re primarily for directors and officers exposures. The reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development was recorded in accident years 2000 and 2001.

  Offsetting this unfavorable development was a $10.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $24.0 million of ceded losses and $14.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion.

Six Months Ended June 30, 2004 Compared with 2003

  Revenues decreased $182.3 million for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003. Partially offsetting these decreases was an increase in net investment income. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

  Net income increased $57.6 million for the six months ended June 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to the reasons discussed above.

  Unfavorable net prior year development of $64.0 million was recorded for the six months ended June 30, 2004, including $53.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $11.0 million of unfavorable premium development. Unfavorable net prior year development of $115.0 million was recorded for the three months ended June 30, 2003, including $124.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of favorable premium development. The gross carried claim and claim adjustment expense reserves for Corporate and Other Non-Core were $8,979.0 and $9,672.0 million at June 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,391.0 and $3,737.0 million at June 30, 2004 and December 31, 2003.

  Net prior year development recorded in both 2004 and 2003 for Other Insurance was described above in the three month comparison.

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

  The following table provides data related to CNA's asbestos, environmental pollution and mass tort claim and claim adjustment expense reserves:


                                                  June 30, 2004            December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                            Asbestos       Mass Tort    Asbestos     Mass Tort
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                              $ 3,282.0     $   812.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,541.0)       (288.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------
Net reserves                                $ 1,741.0      $  524.0    $ 1,767.0      $  577.0
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

  As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in the first half of 2004.

  As of June 30, 2004 and December 31, 2003, CNA carried approximately $1,741.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. The Company recorded $40.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and no asbestos-related net claim and claim adjustment expense development for the same period in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. CNA paid asbestos-related claims, net of reinsurance recoveries, of $66.0 and $70.0 million for the six months ended June 30, 2004 and 2003.

  CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $180.0 million. As to the eleven structured settlement agreements existing at June 30, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188.0 million.

  In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At June 30, 2004, CNA had remaining payment obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $19.0 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of June 30, 2004, CNA had negotiated thirty-one coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $90.0 million, net of reinsurance as of June 30, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109.0 million, net of reinsurance.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At June 30, 2004, CNA had 174 large accounts and had established reserves of $393.0 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2004, CNA had 1,117 small accounts, approximately 83.0% of its total active asbestos accounts, with reserves of $162.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

  CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At June 30, 2004, CNA's reserve was $156.0 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157.0 million reserve related to these asbestos liabilities arising from the Company's assumed reinsurance obligations and CNA's participation in pools, including Excess & Casualty Reinsurance Association ("ECRA").

  At June 30, 2004, the unassigned IBNR reserve was $687.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for asbestos was $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The tables below depict CNA's overall pending asbestos accounts and associated reserves at June 30, 2004 and December 31, 2003.


                                                                       2004              Percent
                                                                       Paid   Asbestos     of
                                                       Number of      Losses  Reserves  Asbestos
June 30, 2004                                         Policyholders    (Net)   (Net)    Reserves
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                                      11      $ 28.0  $  180.0     10.3%
  Wellington                                                   4         4.0      19.0      1.1
  Coverage in place                                           31         2.0      90.0      5.2
  Fibreboard                                                   1                  54.0      3.1
------------------------------------------------------------------------------------------------
Total policyholders with settlement agreements                47        34.0     343.0     19.7
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large asbestos accounts                                    174        19.0     393.0     22.6
  Small asbestos accounts                                  1,117        12.0     162.0      9.3
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts             1,291        31.0     555.0     31.9
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                            1.0     156.0      9.0
Unassigned IBNR                                                                  687.0     39.4
------------------------------------------------------------------------------------------------
Total                                                      1,338      $ 66.0  $1,741.0    100.0%
================================================================================================


                                                                       2003              Percent
                                                                       Paid   Asbestos     of
                                                       Number of      Losses  Reserves  Asbestos
December 31, 2003                                     Policyholders    (Net)   (Net)    Reserves
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                                       9      $ 20.0  $  188.0     10.6%
  Wellington                                                   5         2.0      23.0      1.3
  Coverage in place                                           32        40.0     109.0      6.2
  Fibreboard                                                   1         1.0      54.0      3.1
------------------------------------------------------------------------------------------------
Total policyholders with settlement agreements                47        63.0     374.0     21.2
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large asbestos accounts                                    160        35.0     405.0     22.9
  Small asbestos accounts                                  1,065        16.0     147.0      8.3
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts             1,225        51.0     552.0     31.2
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                            7.0     157.0      8.9
Unassigned IBNR                                                                  684.0     38.7
------------------------------------------------------------------------------------------------
Total                                                      1,272      $121.0  $1,767.0    100.0%
================================================================================================

  Some asbestos-related defendants have asserted that their policies issued by CNA are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. Adverse developments with respect to such matters could have a material adverse effect on CNA's results of operations and/or equity.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 76,800 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

  Policyholders have also initiated litigation directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio)). The state trial court recently granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about asbestos. Similar lawsuits have also been filed in Texas against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). Many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas court recently ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. The time period for filing an appeal of this ruling has not expired and it remains uncertain whether the plaintiffs' will continue to pursue their causes of action.

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

  CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA's business, insurer financial strength and debt ratings, and results of operations and/or equity.

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

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first half of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon CNA's results of operations or equity.

  As of June 30, 2004 and December 31, 2003, CNA carried approximately $524.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2004 and 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $59.0 and $36.0 million for the six months ended June 30, 2004 and 2003. Additionally, CNA recorded $6.0 million of current accident year losses related to mass tort in the second quarter of 2004.

  CNA has made resolution of large environmental pollution exposures a management priority. The Company has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

  CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2004, CNA had two structured settlement agreements and has established reserves of $7.0 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At June 30, 2004, CNA had negotiated thirteen coverage in place agreements and had established a reserve of $11.0 million, net of reinsurance. At December 31, 2003, CNA had six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA had a recorded reserve of $8.0 million, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At June 30, 2004, CNA had 129 large accounts with a collective reserve of $87.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. CNA had 144 large accounts with a collective reserve of $86.0 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2004, CNA had 439 small accounts with a collective reserve of $54.0 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53.0 million, net of reinsurance, at December 31, 2003.

  CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess and Casualty Reinsurance Association (ECRA). CNA has a reserve of $37.0 and $38.0 million related to these liabilities at June 30, 2004 and December 31, 2003.

  At June 30, 2004, the Company's unassigned IBNR reserve was $162.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The charts below depict CNA's overall pending environmental pollution accounts and associated reserves at June 30, 2004 and December 31, 2003.


                                                              Total   Environmental  Percent of
                                                              Paid     Pollution   Enviornmental
                                                  Number of   2004      Reserves   Pollution Net
June 30, 2004                                  Policyholders  (Net)        (Net)       Reserve
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                               2      $ 12.0     $    7.0           2.0%
  Coverage in place                                   13         2.0         11.0           3.0
------------------------------------------------------------------------------------------------
Total policyholders with settlement agreements        15        14.0         18.0           5.0
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large pollution accounts                           129        15.0         87.0          24.3
  Small pollution accounts                           439         7.0         54.0          15.1
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts       568        22.0        141.0          39.4
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                                37.0          10.3
Unassigned IBNR                                                             162.0          45.3
------------------------------------------------------------------------------------------------
Total                                                583      $ 36.0     $  358.0         100.0%
================================================================================================


                                                              Total   Environmental  Percent of
                                                              Paid     Pollution   Enviornmental
                                                  Number of   2003      Reserves   Pollution Net
December 31, 2003                              Policyholders  (Net)        (Net)       Reserve
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                               1      $ 17.0     $   12.0           3.1%
  Coverage in place                                    6         3.0          8.0           2.0
------------------------------------------------------------------------------------------------
Total with policyholders settlement agreements         7        20.0         20.0           5.1
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large pollution accounts                           144        21.0         86.0          21.8
  Small pollution accounts                           432        14.0         53.0          13.5
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts       576        35.0        139.0          35.3
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                    2.0         38.0           9.6
Unassigned IBNR                                                             197.0          50.0
------------------------------------------------------------------------------------------------
Total                                                583      $ 57.0     $  394.0         100.0%
================================================================================================

Lorillard

  Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

  Revenues increased by $82.3 and $6.1 million, or 10.4% and 0.4% for the three and six months ended June 30, 2004 and net income increased by $5.2 million, or 3.7% for the three months ended June 30, 2004 and decreased by $20.7 million, or 7.1% for the six months ended June 30, 2004, as compared to the corresponding periods of the prior year.

  The increase in revenues for the three months ended June 30, 2004, as compared to the corresponding period of the prior year, is primarily due to higher net sales of $57.5 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales), increased unit sales volume of approximately 3.8% (representing an increase of $29.7 million, assuming prices were unchanged from the corresponding period of the prior year) and increased revenues of $12.1 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard's cash discount rate offered to direct buying accounts.

  Net income reflects the increased sales noted above and also benefited from the absence of a charge of $16.8 million (net of taxes) in the second quarter of 2003 related to the tobacco growers settlement, partially offset by higher tobacco settlement costs related to the settlement agreements between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the "State Settlement Agreements"). The $54.2 million pretax increase in tobacco settlement costs for the three months ended June 30, 2004, as compared to the corresponding period of the prior year, is due to another year of inflation on base payments ($17.3 million), higher charges for higher unit sales volume ($8.0 million) and other adjustments ($28.9 million) under the State Settlement Agreements.

  The increase in revenues for the six months ended June 30, 2004, as compared to the corresponding period of the prior year, is primarily due to increased unit sales volume of approximately 1.2% (representing an increase of $27.2 million, assuming prices were unchanged from the corresponding period of the prior year) and increased revenues of $19.7 million as a result of a reduction of approximately one percentage point in the cash discount rate offered to direct buying accounts, partially offset by lower net sales of $16.4 million due to lower effective unit prices reflecting higher sales promotion expenses (accounted for as a reduction to net sales). Promotional expenses were higher for the first six months ended June 30, 2004, as compared to the corresponding period of the prior year due to price pressure resulting from continuing high levels of competitive premium brand promotional spending and the effects of increased state excise taxes since July of 2002.

  The decrease in net income for the six months ended June 30, 2004, as compared to the corresponding period of the prior year, also reflects $57.8 million of higher tobacco settlement costs related to the State Settlement Agreements. Partially offset by charges of $16.8 million and $17.1 million in 2003 (net of taxes) related to the tobacco growers settlement and an agreement with the Brown and Williamson Corporation. The $57.8 million pretax increase in tobacco settlement costs for the six months ended June 30, 2004, as compared to the corresponding period of the prior year, is due to another year of inflation on base payments ($22.8 million), higher charges for higher unit sales volume ($5.1 million) and other adjustments ($29.9 million) under the State Settlement Agreements.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 3.8% and 1.2% for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year. Domestic wholesale volume increased 4.0% and 1.2% for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year. Total Newport unit sales volume increased by 5.0% and 2.1% for the three and six months ended June 30, 2004, and domestic U.S. Newport volume increased 5.2% and 2.0% for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year. These improved results were partially offset by pricing pressure due to the increases in state excise taxes since July of 2002, the competitive impact of deep discount brands, and on-going competitive promotions. Lorillard's volume for the three and six months ended June 30, 2004 was also affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris' retail merchandising arrangements.

  On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 2.0% of Lorillard's net unit sales for both the three and six months ended June 30, 2004, as compared to 1.4% and 1.2% in 2003.

  Lorillard recorded pretax charges of $234.3, $180.1, $435.4 and $377.6 million ($142.8, $116.3, $265.5 and $236.9 million after taxes) for the three and six months ended June 30, 2004 and 2003, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

  Other operating expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. Lorillard's outside legal fees and other external product liability defense costs were $26.6, $16.5, $53.0 and $42.9 million, for the three and six months ended June 30, 2004 and 2003, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. It is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Selected Market Share Data

  The following table provides market share and other data for Lorillard and Newport with respect to the U.S. cigarette industry and the premium and menthol segments of the market.

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004          2003           2004        2003
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic
 market (1)                                      8.73%         8.29%          8.79%       8.48%
Lorillard's premium segment as
 a percentage of its total domestic
 volume (1)                                      95.3%         95.5%          95.4%       95.7%
Newport share of the domestic market (1)         7.92%         7.43%          7.97%       7.62%
Newport share of the premium segment (1)         11.3%         10.9%          11.5%       11.2%
Total menthol segment market share
 for the industry (2)                            26.8%         26.6%          26.9%       26.7%
Newport's share of the menthol
 segment (2)                                     30.8%         30.4%          30.8%       30.1%
Newport as a percentage of
 Lorillard's (3):
  Total volume                                   90.9%         89.9%          90.9%       90.2%
  Net sales                                      92.2%         91.3%          92.2%       91.2%

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

  Effective June of 2004, MSAI made three changes in the information it reports as noted below and these changes are incorporated in the table above:

  (1) MSAI is now reporting actual units shipped by Commonwealth Brands, Inc.
  (2) MSAI has implemented a new model for estimating unit sales volume for certain of the smaller, primarily deep discount cigarette manufacturers.
  (3) MSAI has restated volume and the resulting effects on share of market from January 2001 forward.

The effects of these changes are as follows:

  . Total industry volume increased based on new smaller manufacturer estimates, and actual reported volume for Commonwealth Brands, Inc. ("CBI").
  . Based on the revised industry volume number, market shares for Lorillard ("LLD"), Philip Morris ("PM"), R.J. Reynolds ("RJR"), Brown & Williamson ("B&W"), and Liggett Vector Brands ("LVB") have been restated from January 2001 forward and will be lower. Correspondingly, market shares will be higher for the aggregate smaller company total plus Commonwealth

     Brands, Inc.

  To illustrate these changes, using the latest data available, the chart below compares MSAI share of market data for the five months ended May 31, 2004 using the "past" and "new" computation basis. The chart provides the share point change difference by company or group as it is affected by this revised approach.


                            Shipment Share Of Market
---------------------------------------------------------------------------
                  Past Method             New Method
Industry        % Market Share          % Market Share        Difference
---------------------------------------------------------------------------
  PM                50.95%                   47.18%             -3.77
  RJR               20.94                    19.39              -1.55
  B&W               10.59                     9.82              -0.77
  LLD                9.48                     8.78              -0.70
  LVB                2.51                     2.32              -0.19
  CBI                                         2.80              +2.80
  OTHERS             5.53                     9.71              +4.18
                --------------------------------------
                   100.00                   100.00
                ======================================

  Despite the effects of MSAI's new estimation model for deep discount manufacturers, Lorillard management continues to believe that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

  Unit volume, as reported by Lorillard, Philip Morris, R.J. Reynolds, Brown & Williamson, and Liggett Vector Brands is not affected by the changes illustrated above. Market shares were affected due to the increased volume estimate associated with the smaller companies as well as actual volume reported by Commonwealth Brands, Inc. and the corresponding effect on total industry unit volume.

  Overall, domestic industry unit sales volume decreased 1.3% and 2.4% for the three and six months ended June 30, 2004, as compared to 2003. Lorillard domestic wholesale unit sales volume increased 4.0% and 1.2% for the three and six months ended June 30, 2004 as compared to 2003. Industry sales for premium brands were 69.8% and 69.6% of the total domestic markets for the three and six months ended June 30, 2004, as compared to 68.6% and 68.2% in 2003.

Business Environment

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

  . A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. The Florida Supreme Court has agreed to hear plaintiffs' appeal, and argument is scheduled for November of 2004. In another case, Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million from the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard's share of the Scott judgment has not been determined. All post-verdict activity, including defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial, had not been resolved as of July 16, 2004. Lorillard and the other defendants intend to appeal the Scott judgment to the Louisiana Court of Appeals. The U.S. Department of Justice has also brought an action against Lorillard and other tobacco companies. The government seeks, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering "enterprise," as well as various injunctive relief. Trial of this matter is scheduled to begin during September of 2004. See
     Item 3 - Legal Proceedings and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

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

  . In July of 2004, R.J. Reynolds Tobacco Company ("RJR"), the second largest cigarette manufacturer in the United States, and British American Tobacco completed the combination of the U.S. tobacco business of RJR with British American Tobacco's U.S. tobacco business ("B&W"), the third largest cigarette manufacturer in the United States. The consolidation of these two competitors will result in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created Reynolds American, having a combined market share of approximately 80%. In addition, this transaction would combine in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 21%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

  .  The continuing contraction of the U.S. cigarette market, in which

     Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the four major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.3% over the period 1984 through the first six months of 2004 and approximately 4.6% over the period from 2001 through the first six months of 2004, as measured by MSAI. In the first six months of 2004, domestic U.S. cigarette industry volume declined by 2.4% as compared to 2003, according to information provided by MSAI.

  . Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 0.47 share points from 14.48% in the first six months of 2003 to 14.01% in the first six months of 2004, as estimated by MSAI. The market share of deep discounts as estimated by MSAI, has increased from 9.92% in 2001 to 14.01% for the first six months of 2004. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

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

  . Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. These taxes have increased significantly. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.025 to $1.00 per pack. In 2004, federal excise taxes are $0.39 per pack and state excise taxes ranged from $0.025 to $3.00 per pack. In the first half of 2004, excise taxes were increased in two states, $0.26 and $0.35 per pack. Proposals have been made and/or are pending to increase federal and further increase state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking.

  . Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. Recently the U.S. Senate passed a bill which would grant the Food and Drug Administration ("FDA") authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. Lorillard believes that the FDA proposal would, among other things, restrict the manner in which cigarettes can be advertised and marketed, and create a new regulatory scheme that may alter the way cigarette products are currently developed and manufactured. Lorillard also believes that the proposal would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage. The Senate bill also would repeal the current federal supply management program for tobacco growers and compensate the growers with payments to be funded by an assessement on tobacco manufacturers. The Senate bill must now be reconciled in a House-Senate Conference Committee with a bill passed earlier in the year by the U. S. House of Representatives that contained no FDA component and funded the tobacco quota system buy-out with a portion of the existing federal excise tax on cigarettes.

  . Increasing sales of counterfeit cigarettes in the United States, which adversely impact sales by the manufacturer of the counterfeited brands and potentially damage the value and reputation of those brands.

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $11.7 and $19.4 million, or 15.7% and 13.1%, and income from continuing operations increased by $2.1 and $3.6 million in the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year.

  Revenues increased for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year, due primarily to an increase in revenue per available room, higher other hotel operating revenues, and an increase in equity income from the Universal Orlando properties. Revenue per available room for the three and six months ended June 30, 2004 increased by $18.44 and $12.37, or 14.5% and 9.8%, to $144.77 and $138.21,
respectively, due to increased occupancy and average room rates, as compared to the corresponding periods of the prior year.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Income from continuing operations increased for the three and six months ended June 30, 2004 due to the increase in revenues discussed above, partially offset by higher operating costs.

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

  Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or "ready stacked" state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig's crew and take steps to "cold stack" the rig, which lowers expenses and partially offsets the impact on operating income. Four of Diamond Offshore's rigs were cold stacked at June 30, 2004.

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

  Revenues increased by $19.8 and $53.7 million, or 11.8% and 16.8%, for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year. Net loss for the three and six months ended June 30, 2004 was $6.7 and $13.6 million, compared to $9.3 and $21.4 million in the corresponding periods of the prior year. Revenues for the three and six months ended June 30, 2004 increased primarily due to higher contract drilling revenues of $19.6 and $57.0 million, partially offset by reduced investment income, as compared to the prior period.

  Revenues from high specification floaters and other semisubmersible rigs increased by $0.3 and $20.8 million for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year. The increase reflects increased revenues generated by a rig which was undergoing an upgrade to high specification capabilities amounting to $10.1 million, partially offset by a decline in dayrates of $4.7 million and decreased utilization of $5.1 million for the three months ended June 30, 2004. The decline in utilization was primarily due to a rig experiencing downtime associated with a series of sub-sea and electrical problems, two rigs stacked during most of the 2004 period and a rig in a shipyard completing its 5-year survey and upgrade. All of these rigs operated during all or most of the second quarter of 2003. Revenues for the six months ended June 30, 2004, increased due to increased utilization of $7.3 million and revenues generated by a rig which was undergoing an upgrade to high specification capabilities amounting to $20.7 million, partially offset by a decline in dayrates of $7.2 million.

  Revenues from jack-up rigs increased $19.2 and $36.4 million, or 11.4% and 11.4% for the three and six months ended June 30, 2004 due primarily to increased utilization of $9.4 and $16.8 million and increased dayrates of $9.8 and $19.6 million, as compared to the corresponding periods of the prior year.

  Investment income decreased by $0.2 and $2.8 million, or $6.7% and $37.5%, primarily due to lower yields on cash and marketable securities and a reduction in invested cash balances for the three and six months ended June 30, 2004, as compared to the corresponding periods of the prior year.

  Net loss decreased for the three and six months ended June 30, 2004 due primarily to the increased revenues discussed above, partially offset by reduced investment income and increased contract drilling expenses.

Texas Gas

  Revenues and net income in 2003 reflect operations from May 17, 2003, the date of acquisition. See Note 9 of the Notes to Consolidated Condensed Financial Statements.

Corporate and Other

  Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation ("Bulova"), a 97% owned subsidiary, equity earnings from Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont"). In July of 2004, Hellespont sold all of its oil tankers. See Liquidity and Capital Resources - Majestic Shipping. Hellespont was engaged in the business of owning and operating four ultra large crude oil tankers that were used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  Exclusive of investment gains, revenues increased by $9.4 million and net loss decreased by $3.7 million for the three months ended June 30, 2004 and revenues increased by $23.0 million and net loss increased by $0.2 million for the six months ended June 30, 2004, as compared to the corresponding period of the prior year.

  Revenues increased for the three and six months ended June 30, 2004 due primarily to higher results from shipping operations of $3.1 and $17.8 million, and increased investment income of $5.0 and $3.4 million, partially offset by decreased Bulova net sales of $2.1 and $2.9 million. Bulova net sales declined due to lower watch and clock unit sales volume, partially offset by higher unit watch and clock prices. Net loss decreased for the three months ended June 30, 2004 due to increased results from shipping operations of $2.0 million and increased investment income of $3.1 million, partially offset by lower results from Bulova of $1.9 million. Net loss increased for the six months ended June 30, 2004 due to lower results from Bulova of $3.2 million and costs associated with the refinancing of debt in March of 2004, partially offset by increased results from shipping operations of $11.5 million and increased investment income of $1.5 million.

  The components of investment gains (losses) included in Corporate and other operations are as follows:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                          $  13.1      $ (24.3)    $  11.2       $  (17.6)
Equity securities, including
 short positions                                  (14.1)        45.9        18.2            8.6
Short-term investments                              1.0         (7.9)        1.0           (6.7)
Other                                              (2.0)        16.9         6.4           26.8
------------------------------------------------------------------------------------------------
                                                   (2.0)        30.6        36.8           11.1
Income tax (expense) benefit                        0.7        (10.6)      (12.9)          (3.8)
Minority interest                                  (0.1)         0.3        (0.1)           0.3
------------------------------------------------------------------------------------------------
Net gains (losses)                              $  (1.4)     $  20.3     $  23.8       $    7.6
================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

  The principal operating cash flow sources of CNA's insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the six months ended June 30, 2004, net cash provided by operating activities was $683.0 million as compared with $115.0 million for the same period in 2003. The increase in cash provided by operating activities related primarily to federal tax refunds received in 2004 as compared to taxes paid in 2003.

  Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the six months ended June 30, 2004, net cash used by investing activities was $542.0 million as compared with net cash provided by investing activities of $48.0 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the six months ended June 30, 2004, net cash used by financing activities was $177.0 million as compared with $149.0 million net cash used for the same period in 2003. Cash flows used for financing activities were related principally to the repayment of debt.

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the Securities and Exchange Commission ("SEC").

Debt and Other Commitments

  The Company's 2003 Form 10-K/A provides a detailed discussion of CNA's debt. CNA paid the $250.0 million three-year bank credit facility on April 20, 2004.

  See Note 14 of the Notes to the Consolidated Condensed Financial Statements for information related to CNA Surety's related party transactions with CNA and information related to commitments and contingencies. The impact of these transactions should be considered when evaluating CNA's liquidity and capital resources.

Regulatory Matters

  CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate CNA's U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented in the fourth quarter of 2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of The Continental Insurance Company ("CIC") and its 14 affiliated insurance companies ("CIC Group") to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in the fourth quarter of 2003 in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

  In connection with the approval process for aspects of the reorganization plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividends in the amount of approximately $312.0 million to be used to fund the CNA's 2004 debt service and principal repayment requirements. As of June 30, 2004, there is approximately $55.0 million of this extraordinary dividend capacity available for payment to CNA.

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

  The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's and Fitch as of June 29, 2004 for the Property and Casualty and Life companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.

                           Insurance Financial Strength Ratings                Debt Ratings
------------------------------------------------------------------------------------------------
                             Property and Casualty(a)    Life              CNA       Continental
                        ------------------------------------------------------------------------
                                CCC         CIC                           Senior        Senior
                               Group       Group        CAC(b)             Debt          Debt
------------------------------------------------------------------------------------------------

A.M. Best                       A             A           A-                bbb           bbb-
Fitch                           A-            A-          A-                BBB-          BBB-
Moody's                         A3            A3         Baa1               Baa3          Baa3
S&P                             A-            A-         BBB+               BBB-          BBB-

(a)  All outlooks for the Property & Casualty companies' financial strength and holding company debt ratings are negative.
(b)  A.M. Best and Moody's have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

  If CNA's property and casualty insurance financial strength ratings were downgraded below current levels, CNA's business and results of operations could be materially adversely affected. The severity of the impact on CNA's business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA's insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

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

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements for the first half of 2004 was approximately $647.2 million.

  See Item 1 - Legal Proceedings and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

  Lorillard's marketable securities (including receivables for securities sales) totaled $1,427.0 and $1,530.2 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, fixed maturity securities represented 89.0% of the total investment in marketable securities, including 70.7% invested in U.S. Treasury securities, 15.4% invested in overnight repurchase agreements and 13.9% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $184.9 million for the six months ended June 30, 2004, compared to $289.8 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  Cash generated from operating activities was $69.9 million for the six months ended June 30, 2004, compared to $33.5 million in the comparable period of 2003. The increase is primarily due to an improvement in results of operations in the first half of 2004.

  Diamond Offshore had budgeted approximately $15.0 million during 2004 to upgrade one of its high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling.


The upgrade began near the end of the first quarter of 2004 and was completed during the latter part of the second quarter of 2004. The upgrade was completed under budget for approximately $13.0 million.

  Diamond Offshore expects to spend approximately $79.0 million in 2004 for capital expenditures. These expenditures include approximately $65.0 million associated with its continuing rig enhancement program (other than rig upgrades), approximately $9.0 million related to customer contract requirements and approximately $5.0 million for other corporate requirements including life enhancement maintenance of one of Diamond Offshore's semisubmersibles, the Ocean Concord. During the six months ended June 30, 2004, Diamond Offshore spent $39.2 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

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

  In April of 2004, Moody's lowered its ratings of Diamond Offshore's long-term debt to Baa2 from Baa1 primarily due to financial performance that was below Moody's expectations. Moody's also changed its ratings outlook to stable from negative. On July 27, 2004, S&P lowered Diamond Offshore's debt rating from A to A- and rated its outlook as stable. Although Diamond Offshore's long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Texas Gas

  Texas Gas funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the six months ended June 30, 2004 amounted to $74.0 million. Texas Gas's cash and cash equivalents totaled $35.4 and $19.2 million at June 30, 2004 and December 31, 2003, respectively.

  In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity.

Majestic Shipping

  In April of 2004, Hellespont Shipping Corporation entered into agreements to sell each of its four ultra-large crude oil tankers to Euronav Luxembourg SA. The sales were consummated in July of 2004 and the Company received cash distributions of approximately $275.0 million. The Company estimates it will record a pretax gain of approximately $155.0 million in the third quarter of 2004.

Corporate and Other

  The parent company's cash and net investments (net of liabilities for securities purchased) totaled approximately $2.3 and $2.1 billion at June 30, 2004 and December 31, 2003. In March of 2004, the Company issued $300.0 million principal amount of senior notes at 5 1/4% due March 15, 2016. Proceeds from this issuance were used in April of 2004 to redeem the Company's $300.0 million 7.625% notes due June 1, 2023 at a redemption price of 103.8125% of the principal amount.

  The Company has been a major source of capital for CNA's liquidity and capital resource needs.

  As discussed above in Overview - CNA Recent Developments, in order to assist CNA in replenishing statutory capital adversely impacted by the prior year development recorded in 2003, in November of 2003 Loews purchased $750.0 million of a new series of CNA preferred stock, which has since converted into approximately 32.3 million shares of CNA common stock. In February of 2004, the Company purchased $345.6 million of surplus notes from CCC, of which $45.6 million was purchased in connection with CNA's sale of its group benefits business and $300.0 million was purchased in relation to the planned sale of CNA's individual life business. The sale of the individual life business resulted in an addition to statutory capital in excess of $550.0 million. Following consummation of the individual life sale, CNA obtained approval from the insurance regulatory authority for the repayment of the $300.0 million surplus notes purchased in relation to such sale. As of June 30, 2004, $45.6 million of surplus notes are outstanding. CNA plans to seek approval from the insurance regulatory authority for the repayment of the Group surplus note.

  The purchases of the preferred stock and surplus notes fulfilled the Company's commitments under the capital plan.

  The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of July 23, 2004, approximately $800.0 million of securities were available for issuance under this shelf registration statement.

  As of June 30, 2004, there were 185,489,600 shares of Loews common stock outstanding and 57,966,750 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

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

  The significant components of CNA's investment income are presented in the following table:

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                     $   385.5      $   421.6   $ 792.8       $  841.7
Short-term investments                              9.7           12.4      25.4           32.6
Limited partnerships                               30.4           74.4     105.1           97.7
Equity securities                                   3.6            4.3       8.0            8.8
Income from trading portfolio (a)                  14.0                     34.0
Interest on funds withheld and other deposits     (56.2)         (93.5)   (106.0)        (140.2)
Other                                               1.2           18.2      10.8           43.5
------------------------------------------------------------------------------------------------
Gross investment income                           388.2          437.4     870.1          884.1
Investment expense                                 (8.6)         (10.5)    (17.4)         (25.0)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $   379.6      $   426.9   $ 852.7       $  859.1
================================================================================================
(a) The change in net unrealized gains (losses) on trading securities still held, included in net investment income, was $(2.0) and $2.0 million for the three and six months ended June
    30, 2004.

  CNA experienced lower net investment income for the three and six months ended June 30, 2004 as compared with the same periods in 2003. This decrease was due primarily to the decline in assets associated with the sale of CNA's life and group business and lower investment yields on fixed maturity securities. These decreases were partially offset by additional income from the indexed group annuity contracts as a result of the adoption of SOP 03-01 and reduced interest expense on funds withheld and other deposits. The higher interest expense on funds withheld and other deposits in second quarter of 2003 was due to additional premiums ceded to the corporate aggregate and other finite reinsurance treaties.

  The bond segment of the investment portfolio yielded 4.8% and 5.4% for the six months ended June 30, 2004 and 2003.

Realized Investment Gains (Losses)

  The components of realized investment results from available-for-sale securities are presented in the following table.

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
  U.S. Government bonds                       $   (1.0)      $   37.2    $    9.2      $   75.3
  Corporate and other taxable bonds               27.7          244.5        33.2         126.3
  Tax-exempt bonds                               (92.1)          75.1       (19.4)         94.5
  Asset-backed bonds                              (3.8)          23.6        35.2          41.5
  Redeemable preferred stock                       2.8           (5.3)        4.3         (10.4)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                  (66.4)         375.1        62.5         327.2
Equity securities                                166.1           58.1       177.2          58.1
Derivative securities                             49.4          (54.5)       17.4         (76.7)
Short-term investments                                            6.2                      10.4
Impairment loss on Individual Life business      (52.7)                    (618.6)
Other                                             14.9            5.8        18.3          (7.4)
Allocated to participating policyholders'
  and minority interest                           (5.5)          (2.0)       (6.0)          1.0
-----------------------------------------------------------------------------------------------
Total investment (losses) gains                  105.8          388.7      (349.2)        312.6
Income tax expense                                13.4         (133.5)      137.1        (106.2)
Minority interest                                (10.4)         (24.8)       18.7         (19.9)
------------------------------------------------------------------------------------------------
Net realized investment (losses) gains        $  108.8       $  230.4     $(193.4)     $  186.5
================================================================================================

  Realized investment gains were $108.8 and $230.4 million for the three months ended June 30, 2004 and 2003. The decline in pretax realized gains was primarily driven by unfavorable results in the fixed maturity securities, partially offset by a $162.0 million pretax gain on the disposition of its equity holdings of Canary Wharf and increased realized gains related to derivative securities.

  Realized investment losses were $193.4 million for the six months ended June 30, 2004 as compared to realized investment gains were $186.5 million for the six months ended June 30, 2003. The decrease in the pretax investment results was primarily due to a $618.6 million pretax loss on the sale of the individual life insurance business, and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a pretax gain of $162.0 million on Canary Wharf, and increased realized gains for derivative securities.

  A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities or for credit or tax considerations. This activity will produce realized gains and losses.

  CNA classifies substantially all its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-

for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income.

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities available-for-sale:


                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Net realized gains on fixed
 maturity and equity securities:
Fixed maturity securities:
  Gross realized gains                        $   88.0       $  410.0    $    313.0    $  695.0
  Gross realized losses                         (155.0)         (35.0)       (250.0)     (368.0)
------------------------------------------------------------------------------------------------
Net realized gains on fixed
  maturity securities                            (67.0)         375.0          63.0       327.0
------------------------------------------------------------------------------------------------
Equity securities:
  Gross realized gains                           169.0           58.0         182.0        70.0
  Gross realized losses                           (3.0)                        (5.0)      (12.0)
------------------------------------------------------------------------------------------------
Net realized gains on equity
 securities                                      166.0           58.0         177.0        58.0
------------------------------------------------------------------------------------------------
Net realized gains on fixed
 maturity and equity securities               $   99.0       $  433.0    $    240.0    $  385.0
================================================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the three and six months ended June 30, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also footnoted is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

                                                                                      Months in
                                                       Fair Value                     Unrealized
                                                       at Date of      Loss           Loss Prior
Issuer Description and Discussion                         Sale        On Sale           To Sale
------------------------------------------------------------------------------------------------
(In millions)

Municipal issuer of revenue bonds that authorizes
 the financing of water facilities. Loss was
 incurred as a result of unfavorable interest
 rate change.                                              $   258.0    $   12.0          0-6

Issues and sells mortgage backed securities
 Issuer was chartered by United States
 Congress to facilitate housing ownership
 for low to middle income Americans.                         1,562.0         8.0         0-12

Various securities issued by the United States
 Treasury. Volatility of interest rates
 prompted movement to other asset classes.                   2,509.0         8.0          0-6

Municipal issuer of special obligation bonds
 for school financing. Loss was incurred as                                             Various,
 a result of unfavorable interest rate change.                 152.0         8.0         0-24

Municipal issuer of revenue bonds that
 authorizes the financing of sewer
 facilities. Loss was incurred as a result
 of unfavorable interest rate change.                          113.0         7.0          0-6

Municipal issuer of revenue bonds that
 authorizes the financing of water facilities.
 Loss was incurred as a result of unfavorable
 interest rate change.                                         159.0         6.0          0-6

Air transportation carrier for passengers,
 freight, and mail both domestic and international.
 Company was subject to higher fuel costs and
 union negotiations.                                            24.0         6.0          0-6

Municipal issuer of revenue bonds that supports
 transportation services. Loss was incurred as a
 result of unfavorable interest rate change.                   209.0         6.0         0-12

Municipal issuer of revenue bonds that authorizes
 bridge and tunnel facilities. Loss was incurred
 as a result of unfavorable interest rate change.              103.0         6.0         0-12

Company acquires, sells, and operates power
 generation facility. The loss reflects intense
 competition and price pressure in the sector.                  53.0         6.0         0-12
--------------------------------------------------------------------------------
   Total                                                  $  5,142.0   $    73.0
================================================================================

Valuation and Impairment of Investments

  The following table details the carrying value of CNA's general and separate account investment portfolios:


                                                           June 30, 2004       December 31, 2003
------------------------------------------------------------------------------------------------
(In millions)

General account investments:

Fixed maturity securities available-for-sale:
  U.S. Treasury securities and obligations of
   government agencies                                  $ 1,028.0     2.9%   $  1,900.0     5.0%
  Asset-backed securities                                 9,021.0    25.1       8,757.0    23.0
  States, municipalities and political subdivisions-
   tax-exempt                                             8,857.0    24.6       7,970.0    20.9
  Corporate securities                                    7,160.0    19.9       6,482.0    17.0
  Other debt securities                                   3,276.0     9.1       3,264.0     8.6
  Redeemable preferred stock                                156.0     0.3         104.0     0.3
  Options embedded in convertible debt securities           240.0     0.7         201.0     0.5
------------------------------------------------------------------------------------------------
Total fixed maturity securities available-for-sale       29,738.0    82.6      28,678.0    75.3
------------------------------------------------------------------------------------------------

Fixed maturity trading securities:
  U.S. Treasury securities and obligations
   of government agencies                                    72.0     0.2
  Asset-backed securities                                   112.0     0.3
  States, municipalities and political
   subdivisions - tax-exempt
  Corporate securities                                      171.0     0.5
  Other debt securities                                      45.0     0.1
  Redeemable preferred stock                                  5.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities                     405.0     1.1
------------------------------------------------------------------------------------------------

Equity securities:
  Common stock                                              220.0     0.6         383.0     1.0
  Non-redeemable preferred stock                             80.0     0.2         144.0     0.4
------------------------------------------------------------------------------------------------
Total equity securities                                     300.0     0.8         527.0     1.4
------------------------------------------------------------------------------------------------

Short-term investments available-for-sale                 3,538.0     9.8       7,538.0    19.8
Short-term trading securities                               315.0     0.9
Limited partnerships                                      1,686.0     4.7       1,117.0     2.9
Other investments                                            29.0     0.1         240.0     0.6
------------------------------------------------------------------------------------------------
Total general account investments                      $ 36,011.0    100.0%   $38,100.0   100.0%
================================================================================================

  CNA's general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $213.0 million at June 30, 2004 compared with $1,348.0 million at December 31, 2003. The net unrealized position at June 30, 2004 was composed of a net unrealized gain of $131.0 million for fixed maturities and a net unrealized gain of $82.0 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114.0 million for fixed maturities and a net unrealized gain of $234.0 million for equity securities.

  Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:


                                                               Gross Unrealized Losses
                                          Cost or     Gross    -----------------------   Net
                                         Amortized  Unrealized Less than Greater than Unrealized
June 30, 2004                               Cost       Gains    12 Months   12 Months    Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities available-
 for-sale:
  U.S. Treasury securities and
   obligations of government agencies     $   962.0  $   84.0     $  12.0    $  6.0    $   66.0
  Asset-backed securities                   9,091.0      81.0       148.0       3.0       (70.0)
  States, municipalities and political
   subdivisions-tax-exempt                  8,989.0      67.0       188.0      11.0      (132.0)
  Corporate securities                      7,036.0     288.0       138.0      26.0       124.0
  Other debt securities                     3,135.0     216.0        69.0       6.0       141.0
  Redeemable preferred stock                  154.0       6.0         2.0       2.0         2.0
  Options embedded in convertible
   debt securities                            240.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities available
 - for-sale                                29,607.0     742.0       557.0      54.0       131.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities       405.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                150.0      76.0         6.0                  70.0
  Non-redeemable preferred stock               68.0      12.0                              12.0
------------------------------------------------------------------------------------------------
Total equity securities                       218.0      88.0         6.0                  82.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity
  securities                              $30,230.0  $  830.0     $ 563.0    $ 54.0    $  213.0
================================================================================================

                                                               Gross Unrealized Losses
                                          Cost or     Gross    -----------------------   Net
                                         Amortized  Unrealized Less than Greater than Unrealized
December 31, 2003                           Cost       Gains   12 Months   12 Months     Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  U.S. Treasury securities and
   obligations of government agencies    $  1,823.0   $   91.0    $  10.0    $  4.0    $   77.0
  Asset-backed securities                   8,634.0      146.0       22.0       1.0       123.0
  States, municipalities and political
   subdivisions - tax-exempt                7,787.0      207.0       22.0       2.0       183.0
  Corporate securities                      6,061.0      475.0       40.0      14.0       421.0
  Other debt securities                     2,961.0      311.0        4.0       4.0       303.0
  Redeemable preferred stock                   97.0        7.0                              7.0
  Options embedded in convertible
   debt securities                            201.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities            27,564.0    1,237.0       98.0      25.0     1,114.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                163.0      222.0        2.0                 220.0
  Non-redeemable preferred stock              130.0       16.0        2.0                  14.0
------------------------------------------------------------------------------------------------
Total equity securities                       293.0      238.0        4.0                 234.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity
 securities                              $ 27,857.0   $1,475.0    $ 102.0    $ 25.0    $1,348.0
================================================================================================

  CNA's investment policies for the general account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

  At June 30, 2004, the carrying value of the general account fixed maturities available-for-sale was $29,738.0 million, representing 82.6% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $131.0 million, comprised of $742.0 million in gross unrealized gains and $611.0 million in gross unrealized losses. Municipal securities represented 33.0%, corporate bonds represented 27.0%, asset-backed securities represented 25.0%, and all other fixed maturity securities represented 15.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and consumer non-cyclical, which represented 41.0%, 18.0%, and 13.0% of the gross unrealized losses. Gross unrealized losses in any single issuer was 0.1% of the carrying value of the total general account fixed maturity portfolio.

  The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss at June 30, 2004 in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities:

                                                                                 Percent of
                                                                            --------------------
                                                                            Market    Unrealized
June 30, 2004                                                               Value        Loss
------------------------------------------------------------------------------------------------

Due in one year or less                                                       1.0%          2.0%
Due after one year through five years                                         5.0           5.0
Due after five years through ten years                                       14.0          19.0
Due after ten years                                                          42.0          49.0
Asset-backed securities                                                      38.0          25.0
------------------------------------------------------------------------------------------------
Total                                                                       100.0%        100.0%
================================================================================================

  The following table summarizes the fixed maturity and equity securities available-for-sale in an unrealized loss position at June 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:


                                              June 30, 2004               December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Gross                           Gross
                                        Estimated     Unrealized      Estimated       Unrealized
                                        Fair Value       Loss         Fair Value          Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                           $14,919.0     $ 479.0         $ 4,138.0        $  50.0
    7-12 months                              293.0        26.0             834.0           36.0
    13-24 months                             362.0        41.0              76.0           11.0
    Greater than 24 months                     1.0                          51.0            3.0
------------------------------------------------------------------------------------------------
  Total investment grade                  15,575.0       546.0           5,099.0          100.0
------------------------------------------------------------------------------------------------
  Non-investment grade:
    0-6 months                               853.0        46.0             134.0            5.0
    7-12 months                               54.0         6.0              60.0            7.0
    13-24 months                              33.0         4.0              16.0            1.0
    Greater than 24 months                    60.0         9.0             105.0           10.0
------------------------------------------------------------------------------------------------
  Total non-investment grade               1,000.0        65.0             315.0           23.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities           16,575.0       611.0           5,414.0          123.0
------------------------------------------------------------------------------------------------
Equity securities:
  0-6 months                                  23.0         3.0              23.0            2.0
  7-12 months                                  6.0         3.0              10.0            2.0
  13-24 months                                 1.0                           3.0
  Greater than 24 months                       6.0                           6.0
------------------------------------------------------------------------------------------------
Total equity securities                       36.0         6.0              42.0            4.0
------------------------------------------------------------------------------------------------
Total fixed maturity and
 equity securities                       $16,611.0     $ 617.0         $ 5,456.0        $ 127.0
================================================================================================

  CNA's non-investment grade fixed maturity securities available-for-sale as of June 30, 2004 that were in a gross unrealized loss position had a fair value of $1,000.0 million. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2004 and December 31, 2003.

                                        Fair Value as a Percentage of Book Value        Gross
                            Estimated   -----------------------------------------     Unrealized
June 30, 2004               Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Non-investment grade:
    0-6 months               $  853.0      $29.0      $14.0                 $3.0         $ 46.0
    7-12 months                  54.0        1.0        5.0                                 6.0
    13-24 months                 33.0        1.0        3.0                                 4.0
    Greater than 24 months       60.0        1.0        3.0       $5.0                      9.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $1,000.0      $32.0      $25.0       $5.0      $3.0         $ 65.0
================================================================================================

                                        Fair Value as a Percentage of Book Value         Gross
                            Estimated   -----------------------------------------     Unrealized
December 31, 2003           Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Non-investment grade:
    0-6 months               $  134.0      $ 2.0      $ 1.0                 $ 2.0        $  5.0
    7-12 months                  60.0        1.0        6.0                                 7.0
    13-24 months                 16.0        1.0                                            1.0
    Greater than 24 months      105.0        4.0        1.0      $  5.0                    10.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  315.0      $ 8.0      $ 8.0      $  5.0     $ 2.0        $ 23.0
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

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at June 30, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  The fair value of securities held by CNA may deteriorate in the future which may have an adverse impact on the Company's results of operations and/or equity.

  CNA's equity securities available-for-sale as of June 30, 2004 that were in a gross unrealized loss position had a fair value of $36.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 90.3% and 92.9% of which were rated as investment grade at June 30, 2004 and December 31, 2003. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:

                                                      June 30, 2004         December 31, 2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated agency
 securities                                      $  1,722.0      5.7%     $ 2,818.0         9.9%
Other AAA rated                                    14,356.0     47.9       12,779.0        44.7
AA and A rated                                      6,314.0     21.1        6,329.0        22.1
BBB rated                                           4,676.0     15.6        4,631.0        16.2
Non investment-grade                                2,914.0      9.7        2,017.0         7.1
------------------------------------------------------------------------------------------------
Total                                            $ 29,982.0    100.0%     $28,574.0       100.0%
================================================================================================

  At June 30, 2004 and at December 31, 2003, approximately 98.0% and 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or Company management.

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

  The carrying value of non-traded securities at June 30, 2004 was $328.0 million which represents 0.9% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $107.0 million at June 30, 2004. Of the non-traded securities, 53.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at June 30, 2004 are $9,133.0 million of asset-backed securities, at fair value, consisting of approximately 44.0% in collateralized mortgage obligations ("CMOs"), 7.0% in corporate asset-backed obligations, 8.0% in U.S. Government agency issued pass-through certificates and 41.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table:


                                                                        June 30,    December 31,
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Short-term investments available-for-sale:
  Commercial paper                                                     $2,461.0         $4,458.0
  U.S. Treasury securities                                                275.0          1,068.0
  Money market funds                                                      315.0          1,230.0
  Other                                                                   487.0            782.0
------------------------------------------------------------------------------------------------
Total short-term investments available-for-sale                         3,538.0          7,538.0
------------------------------------------------------------------------------------------------
Short-term trading securities:
  Commercial paper                                                         35.0
  U.S. Treasury securities                                                 60.0
  Money market funds                                                      211.0
  Other                                                                     9.0
------------------------------------------------------------------------------------------------
Total short-term trading securities                                       315.0
------------------------------------------------------------------------------------------------
Total short-term investments                                           $3,853.0         $7,538.0
================================================================================================

  CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of non-performance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. The Company also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts.

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

  . product and policy availability and demand and market responses, including the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

  . the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which the Company could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

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

  . increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

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

  Developments in any of these areas, which are more fully described elsewhere in this Report, could cause the Company's results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and the Company expressly disclaims any obligation or undertaking to update these statements to reflect any change in the Company's expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statements are based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2004 and December 31, 2003, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification, whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Condensed Statements of

Income. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on June 30, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company's earnings or shareholders' equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

  The Company's long-term debt, as of June 30, 2004 and December 31, 2003 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of an increase in interest rates of 100 basis points on fixed rate debt would result in a decrease in market value of $368.9 and $394.1 million, respectively. A decrease of 100 basis points would result in an increase in market value of $430.1 and $460.5 million, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2004 and December 31, 2003, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 2004 and December 31, 2003, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at June 30, 2004 and December 31, 2003.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

Category of risk exposure:                Fair Value Asset (Liability)         Market Risk
------------------------------------------------------------------------------------------------
                                              June 30,  December 31,      June 30,  December 31,
                                                  2004          2003          2004          2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Equity markets (1):
  Equity securities                          $  164.0      $  339.1        $  (41.0)  $   (85.0)
  Options - purchased                            23.6          22.2                         2.0
          - written                              (7.0)         (4.0)                       (1.0)
  Short sales                                   (76.9)       (118.4)           19.0        30.0
  Limited partnership investments                95.3          73.5           (24.0)      (18.0)
  Separate accounts - Equity securities (a)                     0.1
                    - Other invested assets     468.0         419.1           (14.0)       (7.0)
Interest rate (2):
  Short sales of treasury securities           (562.2)                        (46.0)
  Options - purchased                            (0.4)                         (1.0)
  Futures - long                                                                6.0
          - short                                                             (35.0)       (5.0)
  Interest rate swaps - long                                   25.0                        (1.0)
  Separate accounts - Fixed maturities          404.5         304.3             3.0         4.0
                    - Short term investments    315.4         413.7
Gold (3):
  Options - purchased                             0.9           1.4            20.0         8.0
          - written                              (0.8)         (0.8)          (30.0)      (12.0)
Oil swaps - long                                 (2.8)                         (2.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of: (1) a decrease in equity prices of 25%, (2) a decrease in interest rates of 100 basis points and (3) a decrease in gold prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)   In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(268.0) and $(277.0)
      at June 30, 2004 and December 31, 2003, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.


Other than trading portfolio:

Category of risk exposure:            Fair Value Asset (Liability)           Market Risk
------------------------------------------------------------------------------------------------
                                        June 30,      December 31,         June 30, December 31,
                                           2004              2003             2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Equity markets (1):
  Equity securities:
    General accounts (a)               $   299.7      $     526.9      $   (74.0)      $ (129.0)
    Separate accounts                       85.4            116.5          (21.0)         (29.0)
  Limited partnership investments        1,360.6          1,261.6          (72.0)         (69.0)
  Separate accounts - Other
   invested assets                                          414.8                        (104.0)
Interest rate (2):
  Fixed maturities (a)(b)               31,926.4         28,781.3       (2,109.0)      (1,979.0)
  Short-term investments (a)             5,402.0         11,264.6           (3.0)          (5.0)
  Other invested assets                     33.3            237.8
  Other derivative securities               (0.1)             5.0         (118.0)        (105.0)
  Separate accounts (a):
    Fixed maturities                       470.9          1,809.2          (24.0)        (114.0)
    Short-term investments                  12.4             81.8
  Long-term debt                        (5,553.8)        (5,871.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of: (1) a decrease in equity prices of 25% and (2)
      an increase in interest rates of 100 basis points.

(a)   Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(72.0) and $(152.0) at June 30, 2004 and December 31, 2003, respectively.

(b)   Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(76.0) and $(32.0) at June 30, 2004 and December 31, 2003, respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

  1.  Insurance Related.
      -----------------

  Information with respect to insurance related legal proceedings is incorporated by reference to Note 13 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

CLASS ACTIONS

  In the case of Blankenship v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the West Virginia Supreme Court of Appeals issued a decision during May of 2004 that affirmed the judgment that was entered in favor of the defendants following the jury's 2001 verdict. The court denied plaintiffs' petition for rehearing during July of 2004. As of July 16, 2004, the deadline for plaintiffs to seek further appellate review had not expired. This matter is discussed under "Note 13. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases."

  In the case of Julian v. Philip Morris Companies, Inc., et al. (Circuit Court, Montgomery County, Alabama, filed April 14, 1999), plaintiffs voluntarily dismissed the case during July of 2004.

  In the case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003), the court dismissed this suit during February of 2004. Plaintiffs did not appeal.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the jury returned a verdict during May of 2004 and awarded approximately $591.0 million to cessation programs for Louisiana smokers. The court has entered a final judgment that reflects the jury's award of damages and also awarded judicial interest. As of the date of the entry of judgment (June 30, 2004), judicial interest totaled an additional amount of approximately $340.0 million. The judicial interest award will continue to accrue until the judgment is paid. Lorillard's share of the judgment and the judicial interest has not been determined. All post-verdict activity, including defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial, had not been resolved as of July 16, 2004. The defendants, including Lorillard, intend to appeal the judgment to the Louisiana Court of Appeals. This matter is discussed in Note 13. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases of the Notes to Consolidated Condensed Financial Statements in Part I.

The following Class Action case has been filed:

  The case of McLaughlin v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). Plaintiffs seek certification of a nationwide class of individuals who purchased cigarette brands labeled "lights" or low tar.

REIMBURSEMENT CASES

Reimbursement Cases by U.S. Governmental Entities -

  In the case of United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999), trial is scheduled to begin during September of 2004. This matter is discussed in
Note 13. Legal Proceedings - Non-Insurance, Tobacco Related - Reimbursement Cases of the Notes to Consolidated Condensed Financial Statements in Part I.

Reimbursement Cases by Indian Tribes -

  In the case of Navajo Nation v. Philip Morris Incorporated, et al. (District Court of the Navajo Nation, Judicial District, filed August 11, 1999), the court entered the parties' stipulation of dismissal that concluded the case.

Reimbursement Cases by Private Citizens -

  In the case of Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court, Eastern District, New York, filed December 23, 1997), the U.S. Supreme Court denied plaintiffs' petition for writ of certiorari, which sought review of the rulings that dismissed the case in favor of the defendants.

The following Reimbursement case has been filed by private citizens:

  The case of Glover v. Philip Morris USA, et al. (U.S. District Court, Northern District, Florida, filed May 26, 2004). Lorillard was named as a defendant in the plaintiffs' initial complaint. However, plaintiffs voluntarily dismissed Lorillard from the suit in July of 2004. The case remains pending against other cigarette manufacturers.

CONTRIBUTION CLAIMS -

  In the case of Gasket Holdings Corporation, et al. v. RJR Nabisco, Inc., et al. (Chancery Court, Jefferson County, Mississippi, filed December 18, 2000), the court has entered the parties' stipulation dismissing Gasket Holdings Corporation from the suit.

  In the case of Kaiser Aluminum & Chemical Corporation, et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the court has entered the parties' stipulation dismissing Kaiser Aluminum & Chemical Corporation from the suit.

  In the case of Owens Corning v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Jefferson County, Mississippi), the Mississippi Supreme Court, in a decision issued during March of 2004, affirmed the judgment that the trial court entered in favor of the defendants. Plaintiff chose not to seek further review of this matter. The Company was a defendant in the case.

  In the case of T&N, Ltd., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Mississippi, filed December 18, 2000), the court has entered the parties' stipulation dismissing T&N, Ltd., from the suit.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Set forth below is information relating to the 2004 Annual Meeting of Shareholders of the Registrant held on May 11, 2004. Represented at the meeting, in person or by proxy, were shares representing 179,746,283 votes, approximately 94.0% of the votes represented by issued and outstanding shares entitled to vote.

  The following business was transacted:

Election of Directors
---------------------

  Over 98% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

                                       Votes For         Votes Withheld
                                       ---------         --------------

Joseph L. Bower                       177,618,919           2,127,120
John Brademas                         176,577,389           3,168,650
Charles M. Diker                      177,371,483           2,374,556
Paul J. Fribourg                      177,369,486           2,376,553
Philip A. Laskawy                     177,355,946           2,390,093
Gloria R. Scott                       176,341,015           3,405,024
Andrew H. Tisch                       176,266,578           3,479,461
James S. Tisch                        176,158,443           3,587,596
Jonathan M. Tisch                     176,266,318           3,479,721
Preston R. Tisch                      175,554,780           4,191,259

Ratification of the Appointment of Independent Auditors
-------------------------------------------------------

  Approved - 177,219,880 votes, approximately 98.6% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company. 1,509,603 votes, approximately 0.8% of the votes cast, voted against, and shares representing 1,016,555 votes, approximately 0.6% of the votes cast, abstained. In addition, there were shares representing one vote as to which a broker indicated that it did not have authority to vote (a "broker non-vote").

Shareholder Proposal Relating to Cumulative Voting
--------------------------------------------------

  Rejected - 124,855,162 votes, approximately 74.7% of the votes cast, voted against this shareholder proposal. 40,561,259 votes, approximately 24.3% of the votes cast, were cast for, and shares representing 1,761,261 votes, approximately 1.0% of the votes cast, abstained. In addition, there were 12,568,357 broker non-votes.

Shareholder Proposal Relating to Environmental Tobacco Smoke
------------------------------------------------------------

  Rejected - 129,305,674 votes, approximately 77.3% of the votes cast, voted against this shareholder proposal. 19,512,633 votes, approximately 11.7% of the votes cast, were cast for, and shares representing 18,359,622 votes, approximately 11.0% of the votes cast, abstained. In addition, there were 12,568,110 broker non-votes.

Shareholder Proposal Relating to Charitable Contributions
---------------------------------------------------------

  Rejected - 157,564,512 votes, approximately 94.2% of the votes cast, voted against this shareholder proposal. 1,502,072 votes, approximately 0.9% of the votes cast, were cast for, and shares representing 8,111,100 votes, approximately 4.9% of the votes cast, abstained. In addition, there were 12,568,355 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits -

Description of Exhibit                                                 Number
----------------------                                                 ------

Certification dated August 2, 2004, by the Chief Executive Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.1*

Certification dated August 2, 2004, by the Chief Financial Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.2*

Certification dated August 2, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        32.1*

Certification dated August 2, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           32.2*

Pending Tobacco Litigation, incorporated herein by reference to
Exhibit 99.01 to Registrant's Report on Form 10-K/A for the year ended
December 31, 2003                                                        99.1

* Filed or furnished herewith

(b)  Current reports on Form 8-K -

  On April 29, 2004, Registrant filed a report on Form 8-K regarding the first quarter of 2004 earnings release for Loews Corporation and the Carolina Group.

  On May 3, 2004, Registrant filed a report on Form 8-K regarding CNA's completed sale of its individual life insurance business to Swiss Re on April 30, 2004.

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

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)



Dated:  August 2, 2004                     By:   /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)

184