Form 10-Q
period 2004-09-30
LOEWS CORP
filed 2004-11-01
CIK 60086

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

For the quarterly period ended September 30, 2004

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

                 Yes    X                    No
                     ------                     ------

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    X                    No
                     ------                     ------

             Class                             Outstanding at October 22, 2004
-------------------------------------          -------------------------------
Common stock, $1.00 par value                         185,499,300  shares
Carolina Group stock, $0.01 par value                  57,966,750  shares
==============================================================================

                                   INDEX


                                                                         Page
Part I. Financial Information                                             No.
                                                                         -----

  Item 1. Financial Statements

   Consolidated Condensed Balance Sheets
    September 30, 2004 and December 31, 2003                                3

   Consolidated Condensed Statements of Operations
    Three and nine months ended September 30, 2004 and 2003                 4

   Consolidated Condensed Statements of Cash Flows
    Nine months ended September 30, 2004 and 2003                           6

   Notes to Consolidated Condensed Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        77

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      160

  Item 4. Disclosure Controls and Procedures                              163

Part II. Other Information

  Item 1. Legal Proceedings                                               164

  Item 6. Exhibits                                                        167

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------
(In millions)
                                                                     September 30,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
Assets:

Investments:
  Fixed maturities, amortized cost of $30,906.2 and $27,664.9            $31,963.7     $28,781.3
  Equity securities, cost of $440.1 and $593.1                               551.0         888.2
  Limited partnership investments                                          1,963.3       1,335.1
  Other investments                                                           36.0         245.6
  Short-term investments                                                   8,750.3      11,264.6
------------------------------------------------------------------------------------------------
   Total investments                                                      43,264.3      42,514.8
Cash                                                                         139.1         180.8
Receivables-net                                                           18,892.6      20,467.9
Property, plant and equipment-net                                          3,763.1       3,879.7
Deferred income taxes                                                        674.8         530.2
Goodwill                                                                     295.0         311.4
Other assets                                                               2,547.9       3,785.4
Deferred acquisition costs of insurance subsidiaries                       1,312.1       2,532.7
Separate account business                                                    567.1       3,678.0
------------------------------------------------------------------------------------------------
   Total assets                                                          $71,456.0     $77,880.9
================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves:
  Claim and claim adjustment expense                                     $31,494.7     $31,730.2
  Future policy benefits                                                   5,743.3       8,160.9
  Unearned premiums                                                        4,381.1       4,891.5
  Policyholders' funds                                                     1,768.3         601.4
------------------------------------------------------------------------------------------------
   Total insurance reserves                                               43,387.4      45,384.0
Payable for securities purchased                                           1,440.8       2,147.7
Securities sold under agreements to repurchase                               115.8         441.8
Short-term debt                                                            1,055.6         295.9
Long-term debt, less unamortized discount                                  4,776.6       5,524.3
Reinsurance balances payable                                               3,103.2       3,432.0
Other liabilities                                                          3,911.4       4,251.3
Separate account business                                                    567.1       3,678.0
------------------------------------------------------------------------------------------------
   Total liabilities                                                      58,357.9      65,155.0
Minority interest                                                          1,646.6       1,671.6
Shareholders' equity                                                      11,451.5      11,054.3
------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                            $71,456.0     $77,880.9
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------
(In millions)
                                                 Three Months Ended         Nine Months Ended
                                                   September 30,               September 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
Revenues:
  Insurance premiums                          $ 1,946.0     $ 2,125.2     $ 6,218.3   $ 6,701.0
  Investment income, net of expense               381.3         373.4       1,272.8     1,275.2
  Investment gains (losses)                       (36.8)        179.5        (349.2)      503.2
  Manufactured products (including excise
   taxes of $167.9, $173.1, $493.6 and
   $493.4)                                        918.0         880.1       2,625.5     2,578.4
  Other                                           576.9         381.8       1,423.7     1,067.5
-----------------------------------------------------------------------------------------------
   Total                                        3,785.4       3,940.0      11,191.1    12,125.3
-----------------------------------------------------------------------------------------------

Expenses:
  Insurance claims and policyholders'
   benefits                                    1,596.4       4,341.7       4,859.3     8,319.6
  Amortization of deferred acquisition costs     373.8         494.5       1,114.1     1,433.7
  Cost of manufactured products sold             523.7         532.7       1,558.6     1,489.6
  Other operating expenses                       815.8       1,040.8       2,376.6     2,617.7
  Interest                                        73.3          80.9         245.9       230.3
-----------------------------------------------------------------------------------------------
   Total                                       3,383.0       6,490.6      10,154.5    14,090.9
-----------------------------------------------------------------------------------------------
                                                 402.4      (2,550.6)      1,036.6    (1,965.6)
-----------------------------------------------------------------------------------------------
  Income tax expense (benefit)                   120.8        (916.4)        289.4      (735.3)
  Minority interest                                4.0        (195.5)         18.7      (196.8)
-----------------------------------------------------------------------------------------------
   Total                                         124.8      (1,111.9)        308.1      (932.1)
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations         277.6      (1,438.7)        728.5    (1,033.5)
Discontinued operations-net                                     55.8                      55.4
-----------------------------------------------------------------------------------------------
Net income (loss)                            $   277.6     $(1,382.9)    $   728.5   $  (978.1)
===============================================================================================

Net income (loss) attributable to:
  Loews common stock:
    Income (loss) from continuing operations $   224.2     $(1,465.5)    $   600.1   $(1,113.9)
    Discontinued operations-net                                 55.8                      55.4
-----------------------------------------------------------------------------------------------
  Loews common stock                             224.2      (1,409.7)        600.1    (1,058.5)
  Carolina Group stock                            53.4          26.8         128.4        80.4
----------------------------------------------------------------------------------------------
  Total                                      $   277.6     $(1,382.9)    $   728.5   $  (978.1)
==============================================================================================

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Continued)
------------------------------------------------------------------------------------------------
(In millions, except per share data)

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,               September 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
Income (loss) per share of Loews common stock:
 Income (loss) from continuing operations     $   1.21       $  (7.90)   $     3.24   $   (6.01)
 Discontinued operations-net                                     0.30                      0.30
------------------------------------------------------------------------------------------------
  Net income (loss)                           $   1.21       $  (7.60)   $     3.24   $   (5.71)
================================================================================================

Net income per share of Carolina Group stock  $   0.92       $   0.67    $     2.21   $    2.01
================================================================================================

Weighted average number of shares outstanding:
  Loews common stock                            185.49         185.45        185.48      185.45
  Carolina Group stock                           57.97          39.91         57.97       39.91

See accompanying Notes to Consolidated Condensed Financial Statements.


Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(In millions)
                                                                            Nine Months Ended
                                                                               September 30,
                                                                       -------------------------
                                                                              2004         2003
                                                                       -------------------------

Operating activities:

Net income (loss)                                                       $    728.5   $   (978.1)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities-net                                 572.6        (84.5)
Gain on disposal of discontinued operation                                                (56.7)
Changes in operating assets and liabilities-net:
  Reinsurance receivable                                                    (845.0)    (2,421.4)
  Other receivables                                                          345.7        (38.7)
  Federal income taxes                                                       620.2       (619.9)
  Prepaid reinsurance premiums                                               330.9        (42.7)
  Deferred acquisition costs                                                 149.5       (127.5)
  Insurance reserves and claims                                              597.5      5,880.4
  Reinsurance balances payable                                              (294.8)       522.6
  Other liabilities                                                         (179.8)         4.6
  Trading securities                                                         157.6        132.2
  Other-net                                                                  160.1        135.6
-----------------------------------------------------------------------------------------------
                                                                           2,343.0      2,305.9
------------------------------------------------------------------------------------------------

Investing activities:

  Purchases of fixed maturities                                          (57,359.8)   (56,469.5)
  Proceeds from sales of fixed maturities                                 44,529.6     45,635.2
  Proceeds from maturities of fixed maturities                             7,552.7     10,336.3
  Securities sold under agreements to repurchase                            (326.0)       328.2
  Purchases of equity securities                                            (401.3)      (342.0)
  Proceeds from sales of equity securities                                   548.3        430.9
  Change in short-term investments                                         2,799.0     (1,166.9)
  Purchases of property, plant and equipment                                (195.7)      (370.3)
  Proceeds from sales of property, plant and equipment                        30.0        106.0
  Sales of businesses                                                        647.1
  Change in other investments                                                (21.1)        79.7
  Purchase of Texas Gas                                                                  (803.3)
------------------------------------------------------------------------------------------------
                                                                          (2,197.2)    (2,235.7)
------------------------------------------------------------------------------------------------

Financing activities:

  Dividends paid to Loews shareholders                                      (162.6)      (137.5)
  Dividends paid to minority interests                                       (11.1)       (22.6)
  Purchases of treasury shares by subsidiary                                 (18.1)
  Issuance of Loews common stock                                               1.7          0.2
  Principal payments on long-term debt                                      (557.0)      (547.3)
  Issuance of long-term debt                                                 546.9        706.4
  Returns and deposits of policyholder account balances on
   investment contracts                                                       10.3        (18.7)
  Other                                                                        2.4         (2.7)
------------------------------------------------------------------------------------------------
                                                                            (187.5)       (22.2)
------------------------------------------------------------------------------------------------
Net change in cash                                                           (41.7)        48.0
Cash, beginning of period                                                    180.8        185.4
------------------------------------------------------------------------------------------------
Cash, end of period                                                      $   139.1    $   233.4
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  Basis of Presentation

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: property and casualty insurance (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 55% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

  In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003 and the statements of operations for the three and nine months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003.

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

  In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from "Other operating expenses" to "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Operations. Prior period amounts have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) in any period.

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

  The Company adopted SOP 03-01 as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities in the Consolidated Condensed Balance Sheets. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Condensed Statements of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified within these financial statements. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value with both the net realized and unrealized gains (losses) included within investment income, in the Consolidated Condensed Statements of Operations.

  The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities:

                                                                September 30,         January 1,
                                                                        2004             2004(a)
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments:
 Fixed maturity securities, available-for-sale                     $   894.0          $  1,220.0
 Fixed maturity securities, trading                                    317.0               304.0
 Equity securities                                                       4.0                 4.0
 Limited partnership investments                                       454.0               419.0
 Short-term investments, available-for-sale                             24.0                55.0
 Short-term investments, trading                                       375.0               414.0
------------------------------------------------------------------------------------------------
 Total investments                                                   2,068.0             2,416.0
Accrued investment income                                               10.0                13.0
Receivables for securities sold                                        170.0                97.0
Other assets                                                                                 1.0
------------------------------------------------------------------------------------------------
 Total assets                                                      $ 2,248.0           $ 2,527.0
================================================================================================

Liabilities:

Insurance reserves:
 Claim and claim adjustment expense                                                    $     1.0
 Future policy benefits                                            $   525.0               617.0
 Policyholders' funds                                                1,210.0             1,324.0
Collateral on loaned securities and derivatives                                             17.0
Payables for securities purchased                                      160.0                43.0
Other liabilities                                                       53.0                47.0
------------------------------------------------------------------------------------------------
 Total liabilities                                                 $ 1,948.0           $ 2,049.0
================================================================================================
(a)  Includes assets and liabilities of the individual life business sold on April 30, 2004. See
     Note 10 for further information.

  CNA continues to have contracts that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

  In December of 2003, the FASB issued a revised version of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132 made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132 requires disclosure of certain plan information on a quarterly basis in interim financial statements. This quarterly report includes the disclosure of plan information required for interim financial statements. See Note 12.

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

  This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

  The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Condensed Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on shareholders' equity.

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

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Condensed Statements of Operations, in accordance with APB No. 25. Several of the Company's subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company's share of expense related to its subsidiaries' plans as well. The Company's pro forma net income
(loss) and the related basic and diluted income (loss) per Loews common and Carolina Group shares would have been as follows:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                     (In millions, except per share data)
Net income (loss):

Loews common stock:
  Net income (loss) as reported               $ 224.2       $(1,409.7)   $   600.1    $(1,058.5)
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net              (1.2)           (1.4)        (3.7)        (3.9)
------------------------------------------------------------------------------------------------
  Pro forma net income (loss)                 $ 223.0       $(1,411.1)   $   596.4    $(1,062.4)
================================================================================================

Carolina Group stock:
  Net income as reported                      $  53.4       $    26.8    $   128.4    $    80.4
  Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method, net                              (0.1)        (0.1)        (0.1)
------------------------------------------------------------------------------------------------
  Pro forma net income                        $  53.4       $    26.7    $   128.3    $    80.3
================================================================================================

Net income (loss) per share:

Loews common stock:
  As reported                                 $  1.21       $   (7.60)   $    3.24    $   (5.71)
  Pro forma                                      1.20           (7.61)        3.22        (5.73)
Carolina Group stock:
  As reported                                    0.92            0.67         2.21         2.01
  Pro forma                                      0.92            0.67         2.21         2.01
================================================================================================

  Comprehensive Income - Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2004 and 2003, comprehensive income (loss) totaled $824.3,

$(1,703.2), $558.6 and $(614.6) million, respectively. Comprehensive income includes net income (loss), unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                                 (In millions)
Investment income consisted of:
  Fixed maturity securities                   $   399.8      $  419.0    $ 1,204.0    $ 1,274.5
  Short-term investments                           17.8          20.3         48.4         74.8
  Limited partnership investments                  26.6          61.1        144.9        158.8
  Equity securities                                 5.1           5.3         14.4         17.3
  Interest expense on funds withheld and
   other deposits                                 (55.4)       (147.6)      (161.4)      (287.8)
  Other                                            (6.0)         28.5         56.4         94.0
------------------------------------------------------------------------------------------------
Total investment income                           387.9         386.6      1,306.7      1,331.6
Investment expenses                                (6.6)        (13.2)       (33.9)       (56.4)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $   381.3      $  373.4    $ 1,272.8    $ 1,275.2
================================================================================================

Investment gains (losses) are as follows:

Trading securities:
  Derivative instruments                      $    (1.6)     $   27.7    $     9.6    $    10.1
  Equity securities, including short
   positions                                       24.6          22.2         42.8         30.8
------------------------------------------------------------------------------------------------
                                                   23.0          49.9         52.4         40.9
Other than trading:
  Fixed maturities                                 30.3          10.4        100.5        370.4
  Equity securities                                10.0          30.5        187.2         88.6
  Short?term investments                            0.1          (1.7)         1.1          1.9
  Other (a)                                      (100.2)         90.4       (690.4)         1.4
------------------------------------------------------------------------------------------------
Investment (losses) gains                         (36.8)        179.5       (349.2)       503.2
Income tax benefit (expense)                       11.4         (64.4)       135.6       (174.4)
Minority interest                                   3.7          (8.6)        22.3        (28.2)
------------------------------------------------------------------------------------------------
Investment gains (losses)-net                 $   (21.7)     $  106.5    $  (191.3)   $   300.6
================================================================================================

(a) Includes a loss of $618.6 ($352.9 after tax and minority interest) related to CNA's sale of its individual life insurance business for the nine months ended September 30, 2004.

  Realized investment losses were $21.7 million as compared to realized investment gains of $106.5 million for the three months ended September 30, 2004 and 2003. The decline was primarily due to losses related to derivative securities held to mitigate the effect of changes in long-term interest rates on the value of the fixed maturity portfolio. While a decrease in long-term interest rates during the third quarter of 2004 resulted in a realized loss related to these derivatives, the fair value of CNA's fixed maturity portfolio benefited from the interest rate movements resulting in an increase in the Company's shareholders' equity.

  Realized investment losses were $191.3 million for the nine months ended September 30, 2004 as compared to realized investment gains of $300.6 million for the nine months ended September 30, 2003. The decrease was primarily due to a $618.6 million pretax loss on the sale of the individual life insurance business, losses related to derivative securities and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a $162.0 million pretax gain on the disposition of CNA's equity holdings of Canary Wharf Group PLC (Canary Wharf), a London-based real estate company.

  Realized investment gains for the three and nine months ended September 30, 2003 included $16.0 and $302.0 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were for securities across several market sectors, including the airline, healthcare and energy industries. Impairment losses were $19.0 million pretax for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and nine months ended September 30, 2004.

3.  Earnings Per Share

  Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2004 and 2003, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share was insignificant or antidilutive for the periods presented.

  Options to purchase 0.45, 0.88, 0.37 and 0.86 million shares of Loews common stock were outstanding for the three and nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 0.33, 0.18, 0.25 and 0.37 million shares of Carolina Group stock were outstanding for the three and nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  The attribution of income (loss) to each class of common stock was as follows:


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                             ---------------------------------------------------
                                                2004            2003       2004            2003
                                             ---------------------------------------------------
                                                                 (In millions)
Loews common stock:

  Consolidated net income (loss)              $   277.6     $(1,382.9)   $   728.5   $   (978.1)
  Less income attributable to
   Carolina Group stock                            53.4          26.8        128.4         80.4
------------------------------------------------------------------------------------------------
  Income (loss) attributable to Loews common
   stock                                      $   224.2     $(1,409.7)   $   600.1   $ (1,058.5)
================================================================================================

Carolina Group stock:

  Income available to Carolina Group stock    $   159.9     $   116.4    $   384.3    $   349.2
  Weighted average economic interest of
   the Carolina Group stock                       33.43%        23.01%       33.43%       23.01%
------------------------------------------------------------------------------------------------
  Income attributable to Carolina Group stock $    53.4     $    26.8    $   128.4    $    80.4
================================================================================================

4.  Loews and Carolina Group Consolidating Condensed Financial Information

  The Company has a two class common stock structure which includes Loews common stock and Carolina Group stock. Carolina Group stock is designed to track the performance of the Carolina Group, which consists of: the Company's ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.9 billion outstanding at September 30,
2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

  As of September 30, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company's assets and liabilities other than the 33.43% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company's common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
September 30, 2004    Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $ 1,671.7  $   100.0  $ 1,771.7  $ 41,492.6                   $  43,264.3
Cash                         1.3        0.4        1.7       137.4                         139.1
Receivables-net             29.1                  29.1    18,889.5  $    (26.0) (a)     18,892.6
Property, plant and
 equipment-net             230.8                 230.8     3,532.3                       3,763.1
Deferred income taxes      441.1                 441.1       233.7                         674.8
Goodwill                                                     295.0                         295.0
Other assets               367.0                 367.0     2,180.9                       2,547.9
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,554.1    (1,941.3) (a)
                                                                         387.2  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              1,312.1                       1,312.1
Separate account
 business                                                    567.1                         567.1
------------------------------------------------------------------------------------------------
Total assets           $ 2,741.0  $   100.4  $ 2,841.4  $ 70,194.7  $ (1,580.1)      $  71,456.0
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 43,387.4                   $ 43,387.4
Payable for securities
 purchased                                                 1,440.8                      1,440.8
Securities sold under
 agreements to
 repurchase                                                  115.8                        115.8
Short-term debt                                            1,055.6                      1,055.6
Long-term debt, less
 unamortized discounts            $ 1,941.3  $ 1,941.3     4,776.6  $ (1,941.3) (a)     4,776.6
Reinsurance balances
 payable                                                   3,103.2                      3,103.2
Other liabilities      $ 1,465.1       16.7    1,481.8     2,455.6       (26.0) (a)     3,911.4
Separate account
 business                                                    567.1                        567.1
------------------------------------------------------------------------------------------------
Total liabilities        1,465.1    1,958.0    3,423.1    56,902.1    (1,967.3)        58,357.9
Minority interest                                          1,646.6                      1,646.6
Shareholders' equity     1,275.9   (1,857.6)    (581.7)   11,646.0       387.2  (b)    11,451.5
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity  $ 2,741.0  $   100.4  $ 2,841.4  $ 70,194.7  $ (1,580.1)      $ 71,456.0
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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information


                               Carolina Group                        Adjustments
                      ----------------------------------   Loews         and
December 31, 2003     Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments            $ 1,530.2  $   100.0  $ 1,630.2  $ 40,884.6                   $ 42,514.8
Cash                         1.5        0.4        1.9       178.9                        180.8
Receivables-net             23.9                  23.9    20,471.6  $    (27.6) (a)    20,467.9
Property, plant and
 equipment-net             221.0                 221.0     3,658.7                      3,879.7
Deferred income taxes      441.9                 441.9        88.3                        530.2
Goodwill                                                     311.4                        311.4
Other assets               406.4                 406.4     3,379.0                      3,785.4
Investment in combined
 attributed net assets
 of the Carolina Group                                     1,546.7    (2,032.1) (a)
                                                                         485.4  (b)
Deferred acquisition
 costs of insurance
 subsidiaries                                              2,532.7                      2,532.7
Separate account
 business                                                  3,678.0                      3,678.0
------------------------------------------------------------------------------------------------
Total assets           $ 2,624.9  $   100.4  $ 2,725.3  $ 76,729.9  $ (1,574.3)      $ 77,880.9
================================================================================================

Liabilities and
 Shareholders' Equity:

Insurance reserves                                      $ 45,384.0                   $ 45,384.0
Payable for securities
 purchased                                                 2,147.7                      2,147.7
Securities sold under
 agreements to
 repurchase                                                  441.8                        441.8
Short-term debt                                              295.9                        295.9
Long-term debt, less
 unamortized discounts            $ 2,032.1  $ 2,032.1     5,524.3  $ (2,032.1) (a)     5,524.3
Reinsurance balances
 payable                                                   3,432.0                      3,432.0
Other liabilities      $ 1,405.0       17.4    1,422.4     2,856.5       (27.6) (a)     4,251.3
Separate account
 business                                                  3,678.0                      3,678.0
------------------------------------------------------------------------------------------------
Total liabilities        1,405.0    2,049.5    3,454.5    63,760.2    (2,059.7)        65,155.0
Minority interest                                          1,671.6                      1,671.6
Shareholders' equity     1,219.9   (1,949.1)    (729.2)   11,298.1       485.4  (b)    11,054.3
------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity  $ 2,624.9  $   100.4  $ 2,725.3  $ 76,729.9  $ (1,574.3)      $ 77,880.9
================================================================================================

(a)  To eliminate the intergroup notional debt and interest payable/receivable.
(b)  To eliminate the Loews Group's 66.57% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                  Carolina Group                        Adjustments
Three Months Ended      ----------------------------------   Loews         and
September 30, 2004      Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                         $ 1,946.0                  $ 1,946.0
Investment income, net    $    7.5    $  0.6   $   8.1         412.5     $ (39.3)(a)      381.3
Investment gains                                               (36.8)                     (36.8)
Manufactured products        879.3               879.3          38.7                      918.0
Other                                                          576.9                      576.9
-----------------------------------------------------------------------------------------------
Total                        886.8       0.6     887.4       2,937.3       (39.3)       3,785.4
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                     1,596.4                    1,596.4
Amortization of deferred
 acquisition costs                                             373.8                      373.8
Cost of manufactured
 products sold                504.8              504.8          18.9                      523.7
Other operating expenses       85.0      0.1      85.1         730.7                      815.8
Interest                                39.3      39.3          73.3       (39.3)(a)       73.3
------------------------------------------------------------------------------------------------
Total                         589.8     39.4     629.2       2,793.1       (39.3)       3,383.0
------------------------------------------------------------------------------------------------
                              297.0    (38.8)    258.2         144.2                      402.4
------------------------------------------------------------------------------------------------
Income tax expense (benefit)  113.0    (14.7)     98.3          22.5                      120.8
Minority interest                                                4.0                        4.0
------------------------------------------------------------------------------------------------
Total                         113.0    (14.7)     98.3          26.5                      124.8
------------------------------------------------------------------------------------------------
Income from operations        184.0    (24.1)    159.9         117.7                      277.6
Equity in earnings of the
 Carolina Group                                                106.5       (106.5)(b)
------------------------------------------------------------------------------------------------
Net income (loss)          $  184.0   $(24.1)  $ 159.9     $   224.2     $ (106.5)    $   277.6
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
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                             $2,125.2               $ 2,125.2
Investment income, net      $  11.2    $  0.5     $  11.7         406.9   $(45.2)(a)      373.4
Investment (losses) gains      (8.8)                 (8.8)        188.3                   179.5
Manufactured products         842.8                 842.8          37.3                   880.1
Other                                                             381.8                   381.8
------------------------------------------------------------------------------------------------
Total                         845.2       0.5       845.7       3,139.5    (45.2)       3,940.0
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                        4,341.7                 4,341.7
Amortization of deferred
 acquisition costs                                                494.5                   494.5
Cost of manufactured
 products sold                514.0                 514.0          18.7                   532.7
Other operating expenses       97.7       0.3        98.0         942.8                 1,040.8
Interest                                 45.2        45.2          80.9    (45.2)(a)       80.9
------------------------------------------------------------------------------------------------
Total                         611.7      45.5       657.2       5,878.6    (45.2)       6,490.6
------------------------------------------------------------------------------------------------
                              233.5     (45.0)      188.5      (2,739.1)               (2,550.6)
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)   89.3     (17.2)       72.1        (988.5)                 (916.4)
Minority interest                                                (195.5)                 (195.5)
------------------------------------------------------------------------------------------------
Total                          89.3     (17.2)       72.1      (1,184.0)               (1,111.9)
------------------------------------------------------------------------------------------------
(Loss) income from operations 144.2     (27.8)      116.4      (1,555.1)               (1,438.7)
Equity in earnings of the
 Carolina Group                                                    89.6    (89.6)(b)
------------------------------------------------------------------------------------------------
(Loss) income from continuing
 operations                   144.2     (27.8)      116.4      (1,465.5)   (89.6)      (1,438.7)
Discontinued operations-net                                        55.8                    55.8
------------------------------------------------------------------------------------------------
Net income (loss)           $ 144.2    $(27.8)    $ 116.4     $(1,409.7)  $(89.6)     $(1,382.9)
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                  Carolina Group                       Adjustments
Nine Months Ended       ----------------------------------   Loews         and
September 30, 2004      Lorillard     Other   Consolidated   Group     Eliminations      Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                       $ 6,218.3                    $ 6,218.3
Investment income, net    $   21.2  $   1.3   $   22.5     1,369.7    $ (119.4)(a)      1,272.8
Investment gains (losses)      0.6                 0.6      (349.8)                      (349.2)
Manufactured products      2,515.3             2,515.3       110.2                      2,625.5
Other                                                      1,423.7                      1,423.7
-----------------------------------------------------------------------------------------------
Total                      2,537.1      1.3    2,538.4     8,772.1      (119.4)        11,191.1
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims and
 policyholders' benefits                                   4,859.3                      4,859.3
Amortization of deferred
 acquisition costs                                         1,114.1                      1,114.1
Cost of manufactured
 products sold             1,504.4             1,504.4        54.2                      1,558.6
Other operating expenses     288.0      0.4      288.4     2,088.2                      2,376.6
Interest                              119.4      119.4       245.9      (119.4)(a)        245.9
------------------------------------------------------------------------------------------------
Total                      1,792.4    119.8    1,912.2     8,361.7      (119.4)        10,154.5
------------------------------------------------------------------------------------------------
                             744.7   (118.5)     626.2       410.4                      1,036.6
------------------------------------------------------------------------------------------------
Income tax expense (benefit) 287.7    (45.8)     241.9        47.5                        289.4
Minority interest                                             18.7                         18.7
------------------------------------------------------------------------------------------------
Total                        287.7    (45.8)     241.9        66.2                        308.1
------------------------------------------------------------------------------------------------
Income (loss) from
 operations                  457.0    (72.7)     384.3       344.2                        728.5
Equity in earnings of the
 Carolina Group                                              255.9      (255.9)(b)
------------------------------------------------------------------------------------------------
Net income (loss)         $  457.0  $ (72.7)  $  384.3   $   600.1    $ (255.9)       $   728.5
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information


                                     Carolina Group                       Adjustments
Nine Months Ended          ----------------------------------   Loews         and
September 30, 2003         Lorillard     Other   Consolidated   Group     Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                                            $ 6,701.0               $ 6,701.0
Investment income, net     $   29.7     $  1.7    $   31.4      1,384.5  $  (140.7)(a)  1,275.2
Investment (losses) gains     (10.6)                 (10.6)       513.8                   503.2
Manufactured products       2,467.9                2,467.9        110.5                 2,578.4
Other                          (0.2)                  (0.2)     1,067.7                 1,067.5
------------------------------------------------------------------------------------------------
Total                       2,486.8        1.7     2,488.5      9,777.5     (140.7)    12,125.3
------------------------------------------------------------------------------------------------

Expenses:

Insurance claims
 and policyholders' benefits                                    8,319.6                 8,319.6
Amortization of deferred
 acquisition costs                                              1,433.7                 1,433.7
Cost of manufactured
 products sold              1,435.4                1,435.4         54.2                 1,489.6
Other operating expenses      352.3        0.5       352.8      2,264.9                 2,617.7
Interest                                 140.7       140.7        230.3    (140.7)(a)     230.3
------------------------------------------------------------------------------------------------
Total                       1,787.7      141.2     1,928.9     12,302.7    (140.7)     14,090.9
------------------------------------------------------------------------------------------------
                              699.1     (139.5)      559.6     (2,525.2)               (1,965.6)
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)  262.8      (52.4)      210.4       (945.7)                 (735.3)
Minority interest                                                (196.8)                 (196.8)
------------------------------------------------------------------------------------------------
Total                         262.8      (52.4)      210.4     (1,142.5)                 (932.1)
------------------------------------------------------------------------------------------------
Income (loss) from operations 436.3      (87.1)      349.2     (1,382.7)               (1,033.5)
Equity in earnings
 of the Carolina Group                                            268.8    (268.8)(b)
------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations                   436.3      (87.1)      349.2     (1,113.9)   (268.8)     (1,033.5)
Discontinued operations-net                                        55.4                    55.4
------------------------------------------------------------------------------------------------
Net income (loss)          $  436.3     $(87.1)   $  349.2    $(1,058.5)  $(268.8)     $ (978.1)
================================================================================================

(a)  To eliminate interest on the intergroup notional debt.
(b)  To eliminate the Loews Group's intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information


                                     Carolina Group                       Adjustments
Nine Months Ended          ----------------------------------   Loews         and
September 30, 2004         Lorillard     Other   Consolidated   Group     Eliminations    Total
------------------------------------------------------------------------------------------------
(In millions)

Net cash (used)
 provided by
 operating
 activities                $  544.7     $ (73.5)  $  471.2    $ 2,029.4  $ (157.6)    $ 2,343.0
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment                (40.0)                 (40.0)      (155.7)                 (195.7)
Change in short-term
 investments                 (104.3)                (104.3)     2,903.3                 2,799.0
Other investing
 activities                     0.4                    0.4     (4,710.1)    (90.8)     (4,800.5)
------------------------------------------------------------------------------------------------
                             (143.9)                (143.9)    (1,962.5)    (90.8)     (2,197.2)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders                (401.0)      164.3     (236.7)       (83.5)    157.6        (162.6)
Reduction of
 intergroup notional
 debt                                     (90.8)     (90.8)                  90.8
Other financing
 activities                                                       (24.9)                  (24.9)
------------------------------------------------------------------------------------------------
                             (401.0)       73.5     (327.5)      (108.4)    248.4        (187.5)
------------------------------------------------------------------------------------------------

Net change in cash             (0.2)                  (0.2)       (41.5)                  (41.7)
Cash, beginning of
 period                         1.5         0.4        1.9        178.9                   180.8
------------------------------------------------------------------------------------------------
Cash, end of period        $    1.3     $   0.4   $    1.7    $   137.4               $   139.1
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
-----------------------------------------------------------------------------------------------
(In millions)

Net cash provided (used)
 by operating activities  $ 869.7       $ (89.1)    $ 780.6   $ 1,706.3     $(181.0)  $ 2,305.9
------------------------------------------------------------------------------------------------

Investing activities:

Purchases of property
 and equipment              (38.4)                    (38.4)     (331.9)                 (370.3)
Change in short-term
 investments               (283.6)         50.3      (233.3)     (933.6)               (1,166.9)
Other investing
 activities                   1.0                       1.0      (424.6)     (274.9)     (698.5)
------------------------------------------------------------------------------------------------
                           (321.0)         50.3      (270.7)   (1,690.1)     (274.9)   (2,235.7)
------------------------------------------------------------------------------------------------

Financing activities:

Dividends paid to
 shareholders              (549.0)        314.0      (235.0)      (83.5)      181.0      (137.5)
Reduction of
 intergroup notional
 debt                                    (274.9)     (274.9)                  274.9
Other financing
 activities                                                       115.3                   115.3
------------------------------------------------------------------------------------------------
                           (549.0)         39.1      (509.9)       31.8       455.9       (22.2)
------------------------------------------------------------------------------------------------

Net change in cash           (0.3)          0.3                    48.0                    48.0
Cash, beginning of
 period                       2.0           0.2         2.2       183.2                   185.4
------------------------------------------------------------------------------------------------
Cash, end of period        $  1.7       $   0.5     $   2.2   $   231.2               $   233.4
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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $55.0 and $148.0 million for the three months ended September 30, 2004 and 2003, and $161.0 and $288.0 million for the nine months ended September 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,726.0 and $2,789.0 million at September 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The following table summarizes the amounts receivable from reinsurers at September 30, 2004 and December 31, 2003.

                                                            September 30,           December 31,
                                                                    2004                   2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance receivables related to insurance reserves:
  Ceded claim and claim adjustment expense                    $ 14,037.6             $ 14,215.9
  Ceded future policy benefits                                   1,227.0                1,218.2
  Ceded policyholders' funds                                        60.2                    6.6
Billed reinsurance receivables                                     587.2                  813.1
------------------------------------------------------------------------------------------------
Reinsurance receivables                                         15,912.0               16,253.8
Less allowance for doubtful accounts                               530.1                  572.6
------------------------------------------------------------------------------------------------
Reinsurance receivables-net                                   $ 15,381.9             $ 15,681.2
================================================================================================

  CNA has established an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $530.1 and $572.6 million at September 30, 2004 and December 31, 2003. The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Operations.

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


                                                      Direct     Assumed     Ceded        Net
                                                   ---------------------------------------------

                                                         Nine Months Ended September 30, 2004
                                                   ---------------------------------------------
                                                                    (In millions)

Property and casualty                               $ 8,059.0   $  163.0   $ 2,663.0   $ 5,559.0
Accident and health                                     916.0       45.0       421.0       540.0
Life                                                    369.0                  250.0       119.0
                                                   ---------------------------------------------
Total earned premiums                               $ 9,344.0   $  208.0   $ 3,334.0   $ 6,218.0
                                                   =============================================
                                                         Nine Months Ended September 30, 2003
                                                   ---------------------------------------------

Property and casualty                               $ 7,977.0   $  460.0   $ 3,459.0   $ 4,978.0
Accident and health                                   1,193.0       78.0        42.0     1,229.0
Life                                                    801.0        4.0       311.0       494.0
                                                    --------------------------------------------
Total earned premiums                               $ 9,971.0   $  542.0   $ 3,812.0   $ 6,701.0
                                                    ============================================

  Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which was available for all accident years covered by the treaty, had a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. This rate will increase to 8.25% per annum commencing in 2006. The aggregate loss ratio for the three-year period has exceeded certain thresholds, which require additional ceded premiums. CNA recorded $5.0 million for the three months ended September 30, 2004 and $8.0 million for the nine months ended September

30, 2004 of ceded premiums under this provision. The aggregate limits under both sections of the Aggregate Cover were exhausted in 2003.

  The pretax impact of the Aggregate Cover was as follows:


                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                               ------------------------------------------------
                                                  2004          2003        2004           2003
-----------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                            $  3.0      $(223.0)                  $ (251.0)
Ceded claim and claim adjustment expense                       422.0                      500.0
Interest charges                                  (19.0)       (88.0)      $(61.0)       (123.0)
------------------------------------------------------------------------------------------------

Pretax benefit (expense)                         $(16.0)     $ 111.0       $(61.0)     $  126.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. During 2003, the aggregate limits under the CCC Cover were exhausted.

  The pretax impact of the CCC Cover was as follows:


                                                  Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                               -------------------------------------------------
                                                  2004          2003         2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                        $ (10.0)                  $ (100.0)
Ceded claim and claim adjustment expense                        17.0                      143.0
Interest charges                                 $(12.0)       (13.0)      $(34.0)        (48.0)
------------------------------------------------------------------------------------------------

Pretax expense                                   $(12.0)      $ (6.0)      $(34.0)     $   (5.0)
================================================================================================

6.  Receivables

                                                                     September 30,  December 31,
                                                                             2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance                                                             $15,912.0     $16,253.8
Other insurance                                                           2,669.9       3,070.4
Security sales                                                              656.9         890.7
Accrued investment income                                                   347.3         343.3
Federal income taxes                                                                      517.4
Other                                                                       330.6         348.4
-----------------------------------------------------------------------------------------------
Total                                                                    19,916.7      21,424.0

Less:  Allowance for doubtful accounts on reinsurance receivables           530.1         572.6
       Allowance for other doubtful accounts and cash discounts             494.0         383.5
-----------------------------------------------------------------------------------------------
Receivables-net                                                         $18,892.6     $20,467.9
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

  Catastrophe losses were $271.0 and $132.0 million pretax for the nine months ended September 30, 2004 and 2003. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes, and Midwest rain storms.

  Claim and Claim Adjustment Expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has established a valuation allowance related to these amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

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

  With respect to other court cases and how they might affect CNA's reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers' obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers' loss control inspections of their insured's premises do not give rise to a duty to warn third parties to the dangers of asbestos. Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

  The following table provides data related to CNA's APMT claim and claim adjustment expense reserves:

                                             September 30, 2004            December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                              Asbestos      Mass Tort    Asbestos    Mass Tort
------------------------------------------------------------------------------------------------
(In millions)

Gross reserves                              $ 3,221.0      $   787.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,514.0)        (279.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------
Net reserves                                $ 1,707.0      $   508.0    $ 1,767.0      $  577.0
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

  As of September 30, 2004 and December 31, 2003, CNA carried approximately $1,707.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $44.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $642.0 million asbestos-related net claim and claim adjustment expense development for the same period in 2003. The 2004 unfavorable net prior year development was primarily related to a commutation loss related to The Trenwick Group Ltd. ("Trenwick"). See Note 5 for further details. CNA paid asbestos-related claims, net of reinsurance recoveries, of $104.0 and $101.0 million for the nine months ended September 30, 2004 and 2003.

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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 75,105 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, which even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

  CNA has been named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policy-holders. A direct action has also been filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed as to CNA because of W.R. Grace's pending bankruptcy.

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

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first three quarters of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of September 30, 2004 and December 31, 2003, CNA carried approximately $508.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $153.0 million of unfavorable reserve development for the nine months ended September 30, 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $79.0 and $68.0 million for the nine months ended September 30, 2004 and 2003. Additionally, CNA recorded $10.0 million of current accident year losses related to mass tort in 2004.

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

  In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and continuing in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA's ability to estimate its ultimate liability for such claims.

Net Prior Year Development

  Unfavorable net prior year development of $116.0 million, including $227.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $111.0 million of favorable premium development, was recorded for the nine months ended September 30, 2004. Unfavorable net prior year development of $2,835.0 million, including $2,312.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $523.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for CNA were $31,495.0 and $31,730.0 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves for CNA were $17,457.0 and $17,514.0 million at September 30, 2004 and December 31, 2003.

Standard Lines

  Unfavorable net prior year development of $13.0 million, including $111.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $98.0 million of favorable premium development, was recorded for the nine months ended September 30, 2004 for Standard Lines. Unfavorable net prior year development of $1,425.0 million, including $957.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $468.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $14,370.0 and $9,236.0 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282.0 and $8,967.0 million at December 31, 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

  In addition approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25.0 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60.0 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30.0 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

  In the third quarter of 2004, approximately $15.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in relation to CNA's share of the National Workers Compensation Reinsurance Pool ("NWCRP"). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including CNA.

  The following discusses net prior year development for Standard Lines recorded for the nine months ended September 30, 2003.

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

  Analyses completed during the second and third quarters of 2003, including claims handled by third party administrators ("TPA"), indicated higher losses from the large accounts. In addition, these analyses indicated that the provisions that result in the insured being responsible for a portion would have less of an impact due to the larger size of claims as well as the increased number of claims. The development recorded was primarily related to accident years 2000 and prior.

  Approximately $98.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003, resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, updated data showed the average claim increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20.0%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

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

  Approximately $25.0 million of unfavorable net prior year premium development was recorded for the nine months ended September 30, 2003 was related to a second quarter of 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, the Company recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

  Approximately $11.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

  The following premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in the third quarter of 2003. Offsetting these increases was $210.0 million of favorable net prior year development in the property line of business, including $79.0 million related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event").

  Also, offsetting the unfavorable premium and claim and allocated claim adjustment expense development was a $215.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in the nine months ended September 30, 2003 of which $140.0 million was recorded in the third quarter of 2003. The benefit is comprised of $480.0 million of ceded losses and $265.0 million of ceded premiums for accident years 2000 and 2001.

Specialty Lines

  Unfavorable net prior year development of $39.0 million, including $65.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $26.0 million of favorable premium development, was recorded for the nine months ended September 30, 2004 for Specialty Lines. Unfavorable net prior year development of $287.0 million, including $263.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $24.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $4,658.0 and $3,141.0 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200.0 and $2,919.0 million at December 31, 2003.

  CNA finalized commutation agreements with several members of the Trenwick Group in the second quarter of 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large directors and officers claims, primarily in recent accident years.

  The following discusses net prior year development for Specialty Lines recorded for the nine months ended September 30, 2003.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The current claim trends indicated that the layers of coverage provided by CNA would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

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

  Approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the nine months ended September 30, 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

  Approximately $47.0 million of losses was recorded for third quarter of 2003 as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002. An additional $37.0 million of losses was recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, relating to accident years 1999 through 2001.

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

Other Insurance

  Unfavorable net prior year development of $76.0 million, including $63.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2004 for other insurance. Unfavorable net prior year development of $1,058.0 million, including $1,027.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $31.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross and net carried claim and claim adjustment expense reserves were $8,760.0 and $3,277.0 million at September 30, 2004. The gross and net carried claim and claim adjustment expense reserves for other insurance were $9,672.0 and $3,737.0 million at December 31, 2003.

  The net prior year development recorded for 2004 relates primarily to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

  The following discusses net prior year development for Other Insurance recorded for the nine months ended September 30, 2003.

  Unfavorable claim and allocated claim adjustment expense reserve development of $795.0 million related to APMT was recorded in the nine months ended September 30, 2003. Unfavorable net prior year development of $148.0 million, including $109.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $39.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2003 related to CNA Re.

  The unfavorable net prior year development was primarily a result of a general change in the reporting pattern of losses as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and have a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded for nine months ended September 30, 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded for the nine months ended September 30, 2003, was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior.

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

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $25.0 million was recorded primarily for directors and officers exposures. The net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The net prior year reserve development recorded was for accident years 2000 and 2001.

  The following premium and claim and allocated claim adjustment expense development, was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within the segment. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42.0 million related to surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable premium and claim and allocated claim adjustment expense reserve development was approximately $55.0 million of favorable development related to the WTC event. In addition, there was a $47.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties for the nine months ended September 30, 2003 of which $55.0 million was recorded in the third quarter of 2003. The benefit was comprised of $104.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 for further discussion of CNA's aggregate reinsurance treaties.

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

8.  Shareholders' Equity

                                                                    September 30,   December 31,
                                                                            2004           2003
-----------------------------------------------------------------------------------------------
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
  Authorized - 100,000,000 shares
Common stock:
  Loews common stock, $1.00 par value:
    Authorized - 600,000,000 shares
    Issued and outstanding - 185,499,300 and 185,447,050 shares           $   185.5   $   185.4
  Carolina Group stock, $0.01 par value:
    Authorized - 600,000,000 shares
    Issued - 58,306,750 and 58,305,000 shares                                   0.6         0.6
Additional paid-in capital                                                  1,514.8     1,513.7
Earnings retained in the business                                           9,168.0     8,602.1
Accumulated other comprehensive income                                        590.3       760.2
-----------------------------------------------------------------------------------------------
                                                                           11,459.2    11,062.0
Less treasury stock, at cost (340,000 shares of Carolina Group stock)           7.7         7.7
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                                $11,451.5   $11,054.3
===============================================================================================

9.  Debt


                                                    Unamortized          Short-term    Long-term
September 30, 2004                      Principal     Discount     Net       Debt         Debt
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation                       $ 2,325.0   $  20.6   $  2,304.4              $ 2,304.4
CNA                                       1,674.3       6.9      1,667.4  $   530.8     1,136.6
Diamond Offshore                          1,202.0      17.1      1,184.9      479.2       705.7
Texas Gas                                   535.0       3.9        531.1                  531.1
Loews Hotels                                144.4                  144.4       45.6        98.8
------------------------------------------------------------------------------------------------
Total                                   $ 5,880.7   $  48.5   $  5,832.2  $ 1,055.6   $ 4,776.6
================================================================================================

                                                                      September 30, December 31,
                                                                              2004         2003
------------------------------------------------------------------------------------------------
(In millions)

Loews Corporation (Parent Company):
  Senior:
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $300)                                                  $   300.0   $    300.0
    8.9% debentures due 2011 (effective interest rate of 9.0%)
     (authorized, $175)                                                      175.0        175.0
    5.3% notes due 2016 (effective interest rate of 5.4%)
     (authorized, 300)  (a)                                                  300.0
    7.6% notes due 2023 (effective interest rate of 7.8%)
     (authorized, $300)                                                                   300.0
    7.0% notes due 2023 (effective interest rate of 7.2%)
     (authorized, $400) (b)                                                  400.0        400.0
  Subordinated:
    3.1% exchangeable subordinated notes due 2007
     (effective interest rate of 3.4%) (authorized, $1,150) (c)            1,150.0      1,150.0
CNA Financial Corporation:
  Senior:
    6.5% notes due 2005 (effective interest rate of 6.6%)
     (authorized, $500)                                                      492.8        492.8
    6.8% notes due 2006 (effective interest rate of 6.8%)
     (authorized, $250)                                                      250.0        250.0
    6.5% notes due 2008 (effective interest rate of 6.6%)
     (authorized, $150)                                                      150.0        150.0
    6.6% notes due 2008 (effective interest rate of 6.7%)
     (authorized, $200)                                                      200.0        200.0
    8.4% notes due 2012 (effective interest rate of 8.6%)
     (authorized, $100)                                                       69.6         69.6
    7.0% notes due 2018 (effective interest rate of 7.1%)
     (authorized, $150)                                                      150.0        150.0
    7.3% debentures due 2023 (effective interest rate of 7.3%)
     (authorized, $250)                                                      243.0        243.0
    5.1% debentures due 2034 (effective interest rate of 5.1%)
     (authorized, $31)                                                        30.5
  Revolving credit facility due 2004 (effective interest rate of 2.3%)                    250.0
  Term loan due 2005 (effective interest rate of 2.8% and 2.8%)               10.0         20.0
  Revolving credit facility due 2005 (effective interest rate
   of 3.5 and 2.6%)                                                           25.0         30.0
  Other senior debt (effective interest rates approximate 7.7% and 7.8%)      53.4         56.1
Diamond Offshore Drilling, Inc.:
  Senior:
    Zero coupon convertible debentures due 2020, net of discount of $337.8
      and $349.8 (effective interest rate of 3.6%) (d)                       467.2        455.2
    1.5% convertible senior debentures due 2031 (effective interest rate
      of 1.6%) (authorized $460) (e)                                         460.0        460.0
    5.2% notes, due 2014 (effective interest rate of 5.2%)
      (authorized $250) (f)                                                  250.0
  Subordinated debt due 2005 (effective interest rate of 7.1%)                24.8         24.8
Texas Gas:
  4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)   250.0        250.0
  5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)   185.0        185.0
  7.3% debentures due 2027 (effective interest rate of 8.1%)
   (authorized, $100)                                                        100.0        100.0
  Other senior debt (effective interest rate of 9.0%)                                      17.3
Loews Hotels:
  Senior debt, principally mortgages (effective interest rates
    approximate 4.2% and 4.1%)                                               144.4        146.5
------------------------------------------------------------------------------------------------
                                                                           5,880.7      5,875.3
Less unamortized discount                                                     48.5         55.1
------------------------------------------------------------------------------------------------
Debt, less unamortized discount                                          $ 5,832.2    $ 5,820.2
================================================================================================

(a)  Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus 25 basis points.
(b)  Redeemable in whole or in part at 102.4%, and decreasing percentages annually.
(c)  The notes are exchangeable into 15.376 shares of Diamond Offshore's common stock per one thousand dollars principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at 101.3%, and decreasing percentages annually.
(d)  The debentures are convertible into Diamond Offshore's common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase.
     The debentures were issued on June 6, 2000. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time after
     June 6, 2005, at prices which reflect a yield of 3.5% to the holder.
(e)  The debentures are convertible into Diamond Offshore's common stock at an initial conversion rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. Diamond Offshore may redeem all or a portion of the Debentures at any time on or after April 15, 2008 at a price equal to 100%
     of the principal amount. Holders may require Diamond Offshore to purchase all or a portion of the debentures on April 15, 2008, at a price equal to 100% of the principal amount.
     Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof.
(f)  Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus 20 basis points.

  On March 11, 2004 the Company issued $300.0 million aggregate principal amount of 5.3% notes due March 15, 2016. These notes were issued at 99.8050% of principal amount and resulted in net proceeds to the Company of $297.1 million.

  On April 12, 2004 the Company redeemed $300.0 million principal amount of its 7.6% notes due 2016.

  On August 27, 2004, Diamond Offshore issued $250.0 million aggregate principal amount of 5.2% senior notes due September 1, 2014. These notes were issued at 99.759% of the principal amount and resulted in net proceeds to Diamond Offshore of $247.8 million.

  As of September 30, 2004, the aggregate accreted value of Diamond Offshore's Zero Coupon Debentures was $467.2 million. Since the holders of the debentures have the right to require Diamond Offshore to repurchase the debentures within the current operating cycle, the debentures are classified as short-term debt in the Company's Consolidated Condensed Balance Sheet at September 30, 2004.

10.  Significant Transactions

Hellespont Shipping Corporation

  Hellespont Shipping Corporation ("Hellespont"), in which the Company has a 49% common stock interest, sold all of its ultra-large crude oil tankers in July of 2004. The Company received cash distributions from Hellespont and recognized income of $179.3 million ($116.5 million after taxes) for the three and nine months ended September 30, 2004.

Texas Gas Transmission, LLC

  As previously discussed in the Company's 2003 Annual Report on Form 10-K/A, the Company, through a wholly owned subsidiary, TGT Pipeline, LLC ("TGT"), acquired Texas Gas from The Williams Companies, Inc. ("Williams") in May of 2003.

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

                                                                             Nine Months Ended
                                                                             September 30, 2003
                                                                          ----------------------
                                                                           (In millions, except
                                                                               per share data)

Total revenues                                                                       $12,241.5
Loss from continuing operations                                                         (998.6)
Net loss                                                                                (943.2)

Loss per share of Loews common stock:
  Loss from continuing operations                                                        (5.82)
  Net loss                                                                               (5.52)
================================================================================================

  The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of future results of operations.

CNA Trust

  On August 1, 2004, CNA completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. ("Union Bank") for approximately $12.0 million. As a result of the sale, CNA recorded a realized investment gain of approximately $9.0 million pretax ($4.6 million after-tax and minority interest) for the three and nine months ended September 30, 2004.
  Union Bank assumed assets and liabilities of $172.0 and $172.0 million at August 1, 2004. The assets and liabilities of CNA Trust were $216.0 and $184.0 million at December 31, 2003. The revenues of the business sold through the sale date were $1.0 and $6.0 million for the three months ended September 30, 2004 and 2003, and $11.0 and $20.0 million for the nine months ended September 30, 2004 and 2003. Net results of this business through the sale date were a net loss of $0.3 and $0.4 million for the three months ended September 30, 2004 and 2003, and a net loss of $1.8 and $0.03 million for the nine months ended September 30, 2004 and 2003.

Individual Life Sale

  On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired Valley Forge Life Insurance Company, a wholly owned subsidiary of CAC, and CNA's Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100.0% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700.0 million and recorded a realized investment loss of $618.6 million pretax ($352.9 million after-tax and minority interest) during the six months ended June 30, 2004.

  Swiss Re assumed assets and liabilities of $6.6 and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $151.0 million for the nine months ended September 30, 2004 and $168.0 and $475.0 million for the three and nine months ended September 30, 2003. The net results for this business through the sale date were a net loss of $5.5 million for the nine months ended September 30, 2004 and net income of $20.7 and $24.3 million for the three and nine months ended September 30, 2003.

Group Benefits Sale

  On December 31, 2003, CNA completed the sale of the majority of its group benefits business through the sale of CNA Group Life Assurance Company ("CNAGLA") to Hartford Financial Services Group, Inc. ("Hartford"). The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530.0 million and recorded an after-tax and minority interest realized investment loss on the sale of $109.1 million ($163.0 million pretax), including an after tax and minority interest realized investment gain of $7.3 million ($13.0 million pretax) recorded in the second quarter of 2004.

  As a result of this agreement, Hartford assumed assets and liabilities of $2.4 and $1.6 billion at December 31, 2003. The revenues of the group benefits business were $314.0 and $910.0 million for the three and nine months ended September 30, 2003. Net income was $10.8 and $24.3 million for the three and nine months ended September 30, 2003.

Personal Insurance Transaction

  As part of the sale of CNA's personal insurance business to The Allstate Corporation on October 1, 1999, CNA shared in claim and allocated claim adjustment expenses if payments related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate exceeded the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA's remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the results of operations of the Company for the nine months ended September 30, 2004.

11.  Statutory Accounting Practices

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

  CNA follows a permitted practice that allows CIC to classify voluntary pools that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC's former state of domicile, as authorized in order to allow credit for the related reinsurance balances. Due to CIC's redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted through the period ended December 31, 2004, and is intended to allow CIC time to pursue the authorization of certain reinsurers on a South Carolina basis. CNA has now determined that pool members representing approximately 80.0% of the participation in the underlying pools are either currently licensed or authorized in the State of South Carolina. As of December 31, 2003, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized was $348.0 million. The impact of this permitted practice on statutory surplus has not been fully quantified as CNA's review of the South Carolina status of the underlying pool members is still in process.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividend capacity in the amount of approximately $312.0 million to be used to fund CNA's 2004 debt service and principal repayment requirements. As of September 30, 2004, there is approximately $41.0 million of this dividend capacity available.

  Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life and group insurance subsidiaries, were as follows.

                                                     Statutory Net Income (Loss)
                   Statutory Capital   --------------------------------------------------------
                     and Surplus             Three Months Ended            Nine Months Ended
            -------------------------           September 30,                September 30,
            September 30, December 31, --------------------------   ---------------------------
                   2004         2003        2004           2003           2004          2003
-------------------------------------  --------------------------------------------------------
(In millions)

Property and
 casualty
 companies      $6,603.0     $6,170.0    $(132.0)       $(1,886.0)     $ 259.0     $(1,886.0)
Life insurance
 companies (a)   1,255.0        707.0       20.0             50.0        709.0         (11.0)
------------------------------------------------------------------------------------------------
(a) The statutory net income (loss) for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 includes the individual life insurance business.
    The statutory net income (loss) for the three and nine months ended September 30, 2003 includes the group benefits business sold on December 31, 2003.

12.  Benefit Plans

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

  Net periodic benefit cost components:

                                                                    Pension Benefits
------------------------------------------------------------------------------------------------
                                                        Three Months Ended    Nine Months Ended
                                                          September 30,          September 30,
------------------------------------------------------------------------------------------------
                                                          2004       2003       2004       2003
------------------------------------------------------------------------------------------------
(In millions)

Service cost                                           $  12.6    $  13.3     $  47.9   $  39.7
Interest cost                                             46.5       51.5       199.0     154.7
Expected return on plan assets                           (48.7)     (54.2)     (214.2)   (162.6)
Amortization of unrecognized net loss                      0.7        0.4         2.1       1.1
Amortization of unrecognized prior service cost            1.9        2.3         6.5       6.8
Actuarial loss                                             3.3        1.6        13.2       4.8
------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $  16.3    $  14.9     $  54.5   $  44.5
================================================================================================

                                                              Other Postretirement Benefits
------------------------------------------------------------------------------------------------

Service cost                                           $   2.6    $   3.2     $  10.4   $   9.6
Interest cost                                              8.4        9.5        36.6      28.4
Expected return on plan assets                            (1.3)      (0.8)       (3.9)     (2.4)
Amortization of unrecognized net gain                     (0.2)      (0.9)       (0.6)     (2.7)
Amortization of unrecognized prior service cost           (3.5)      (4.6)      (21.6)    (13.6)
Actuarial loss                                             0.8        1.0         3.7       3.1
------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   6.8    $   7.4     $  24.6   $  22.4
================================================================================================

13.  Business Segments

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

  The following tables set forth the Company's consolidated revenues and income (loss) by business segment:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2004            2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Revenues (a):
  CNA Financial:
    Standard Lines                            $ 1,305.9      $ 1,149.2   $ 4,340.7    $ 3,943.4
    Specialty Lines                               659.8          552.5     1,983.2      1,650.5
    Life and Group Non-core                       305.2          908.7       626.9      2,536.6
    Other Insurance                                46.2          115.4       297.6        549.1
------------------------------------------------------------------------------------------------
  Total CNA Financial                           2,317.1        2,725.8     7,248.4      8,679.6
  Lorillard                                       886.7          854.0     2,536.2      2,497.4
  Loews Hotels                                     66.9           65.9       233.9        213.5
  Diamond Offshore                                209.7          185.0       583.3        504.9
  Texas Gas                                        47.2           45.0       185.3         68.1
  Corporate and other                             257.8           64.3       404.0        161.8
------------------------------------------------------------------------------------------------
  Total                                       $ 3,785.4      $ 3,940.0   $11,191.1    $12,125.3
================================================================================================

Pretax income (loss)(a):
  CNA Financial:
    Standard Lines                            $  (163.5)     $(1,407.3)  $   246.3    $(1,386.8)
    Specialty Lines                               109.8         (238.6)      392.2       (115.7)
    Life and Group Non-core                       (24.2)          57.4      (659.1)       103.1
    Other Insurance                                 1.8       (1,188.1)      113.2     (1,177.6)
------------------------------------------------------------------------------------------------
  Total CNA Financial                             (76.1)      (2,776.6)       92.6     (2,577.0)
  Lorillard                                       297.0          242.4       744.1        709.8
  Loews Hotels                                     (1.2)          (0.1)       23.1         17.6
  Diamond Offshore                                  1.4           (8.4)      (29.1)       (56.1)
  Texas Gas                                         1.8            4.1        53.3          6.7
  Corporate and other                             179.5          (12.0)      152.6        (66.6)
------------------------------------------------------------------------------------------------
  Total                                       $   402.4      $(2,550.6)  $ 1,036.6    $(1,965.6)
================================================================================================

Net income (loss)(a):
  CNA Financial:
    Standard Lines                            $   (87.8)     $  (819.8)  $   185.6    $  (788.4)
    Specialty Lines                                66.0         (114.4)      236.6        (41.8)
    Life and Group Non-core                       (10.4)          42.9      (367.8)        73.5
    Other Insurance                                 7.4         (689.5)       84.2       (670.3)
------------------------------------------------------------------------------------------------
  Total CNA Financial                             (24.8)      (1,580.8)      138.6     (1,427.0)
  Lorillard                                       184.0          149.9       456.6        443.2
  Loews Hotels                                     (0.8)                      14.0         11.2
  Diamond Offshore                                  0.1           (5.1)      (13.5)       (26.5)
  Texas Gas                                         1.0            2.2        32.0          3.8
  Corporate and other                             118.1           (4.9)      100.8        (38.2)
------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations        277.6       (1,438.7)      728.5     (1,033.5)
  Discontinued operations-net                                     55.8                     55.4
------------------------------------------------------------------------------------------------
  Total                                       $   277.6      $(1,382.9)  $   728.5    $  (978.1)
================================================================================================

  (a) Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,              September 30,
------------------------------------------------------------------------------------------------
                                                2004            2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Revenues and pretax income (loss):
  CNA Financial:
    Standard Lines                            $ (33.4)       $  57.8     $ 101.0        $ 249.2
    Specialty Lines                             (12.9)          18.4        36.7           80.7
    Life and Group Non-core                       2.5           59.7      (612.2)           9.0
    Other Insurance                             (18.4)          28.4        63.1          138.0
------------------------------------------------------------------------------------------------
Total CNA Financial                             (62.2)         164.3      (411.4)         476.9
Corporate and other                              25.4           15.2        62.2           26.3
------------------------------------------------------------------------------------------------
Total                                         $ (36.8)       $ 179.5     $(349.2)       $ 503.2
================================================================================================

Net income (loss):
  CNA Financial:
    Standard Lines                            $ (20.5)       $  32.4     $  59.6        $ 144.8
    Specialty Lines                              (7.7)          10.8        21.0           46.7
    Life and Group Non-core                       1.0           34.9      (349.6)           5.2
    Other Insurance                             (11.0)          16.6        37.4           84.5
------------------------------------------------------------------------------------------------
Total CNA Financial                             (38.2)          94.7      (231.6)         281.2
Corporate and other                              16.5           11.8        40.3           19.4
------------------------------------------------------------------------------------------------
Total                                         $ (21.7)       $ 106.5     $(191.3)       $ 300.6
================================================================================================

14.  Legal Proceedings

INSURANCE RELATED

IGI Contingency

  In 1997, CNA Reinsurance Company Limited ("CNA Re Ltd.") entered into an arrangement with IOA Global, Ltd. ("IOA"), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd.("IGI"), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the "IGI Program"). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters ("AAHRU") Facility. CNA's group operations business unit, now included in the Life and Group Non-Core segment, participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

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

  CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. An arbitration to determine whether rescission will be granted is pending.

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

California Wage and Hour Litigation

  Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome would not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

  CNA, along with dozens of other insurance companies, is a defendant in twelve cases, including eleven purported class actions, brought by large policyholders which generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev'd, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6,
2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. CNA intends to vigorously contest these claims. Based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of CNA, although results of operations may be adversely affected.

  See Note 7 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

Non-Insurance

TOBACCO RELATED

Tobacco Related Product Liability Litigation
  Approximately 4,100 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,750 of these cases.

  The pending product liability cases are comprised of the following types of cases:

  "Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,350 cases are pending, including approximately 1,050 cases against Lorillard. The 1,350 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 925 of the approximately 1,000 consolidated West Virginia cases.

  "Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,700 pending Flight Attendant cases.

  "Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of the cases pending against Lorillard and other cigarette manufacturers, McLaughlin v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of "light" cigarettes. Lorillard is not a defendant in approximately 30 additional "lights" class actions that are pending against other cigarette manufacturers.

  "Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the

U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in eight of the 11 pending Reimbursement cases. Lorillard and the Company also are named as defendants in a case pending in Israel.

  Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that seeks disgorgement and injunctive relief. Trial of this matter began during September of 2004 and is proceeding.

  "Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. Lorillard is a defendant in each of the two pending Contribution cases.

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

CONVENTIONAL PRODUCT LIABILITY CASES -

Approximately 1,350 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,050 of these cases. The Company is a defendant in two of the pending cases.

  Approximately 1,000 of the 1,350 cases are pending in a single West Virginia court in a consolidated proceeding. The West Virginia court had scheduled a single trial for these consolidated cases, but it has certified a question to the Supreme Court of Appeals of West Virginia that seeks a determination of the scope of any forthcoming consolidated trial. As of October 15, 2004, the Supreme Court of Appeals had not determined whether it will review the certified question. Lorillard is a defendant in nearly 925 of the 1,000 consolidated West Virginia cases. The Company is not a defendant in any of the consolidated West Virginia cases.

  One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act "precludes all tobacco cases that are based on products liability." Based on this ruling, Lorillard is seeking, or intends to seek, dismissal of each of the approximately 40 cases pending against it in Mississippi.

  Since January 1, 2002, verdicts have been returned in 23 matters. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in 13 of the cases. In a fourteenth case, the court determined that the jury's verdict in favor of the plaintiffs was not supported by the evidence and it entered judgment in the defendant's favor.

  Listed below are those cases in which verdicts were returned in favor of the plaintiffs since January 1, 2002, as well as those cases in which defendants' appeals were pending during 2004 from plaintiffs' verdicts returned prior to 2002. As of October 22, 2004, appeals were pending in eleven of the sixteen cases listed below. The five other cases are in various stages of activity. In one of them, a cigarette manufacturer was unsuccessful in all of its appeals and has paid the damages awarded by the jury. In another suit, an appellate court vacated the jury's award and ordered a new trial. In two of the cases, all post-trial activity has not been resolved and the time for the defendants to pursue appeals has not expired. In the fifth case, no information is available as to whether the defendant paid the judgment, or whether it filed any post-trial motions or has pursued an appeal. Neither the Company nor Lorillard were defendants in any of these cases. These 16 cases, and the verdict amounts, are below:

  Arnitz v. Philip Morris USA (Circuit Court, Hillsborough County, Florida). During October of 2004, the jury returned a verdict in favor of the plaintiff and awarded him $600,000 in actual damages. The jury also determined that plaintiff was 60% responsible for his injuries. The court did not permit plaintiff to seek punitive damages. As of October 22, 2004, a final judgment reflecting the verdict had not been entered and the opportunity for the defendant to seek post-verdict relief or to pursue an appeal had not expired.

  Davis v. Liggett Group, Inc. (Circuit Court, Palm Beach County, Florida). During May of 2004, the jury returned a verdict in favor of the plaintiff and awarded her a total of $550,000 in actual damages. The jury did not award punitive damages.

  Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. During June of 2004, the court granted in part the plaintiff's motion for a larger actual damages award and increased the award to $500,000. The court also granted in part defendants' motion to reduce the amount of punitive damages awarded by the jury and reduced the award to $5.0 million. As of October 15, 2004, a final judgment had not been entered.

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

  Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. During May of 2004, the Florida Court of Appeal affirmed the judgment. The court denied defendants' petition for rehearing during October of 2004. As of October 15, 2004, the opportunity for defendants to seek further appellate review of this matter had not expired.

  Bullock v. Philip Morris USA (Superior Court, Los Angeles County, California). During September and October of 2002, plaintiff was awarded $5.5 million in actual damages and $28.0 billion in punitive damages. The court reduced the punitive damages award to $28.0 million. Philip Morris and plaintiff have appealed.

  Figueroa v. R.J. Reynolds Tobacco Company (U.S. District Court, Puerto
Rico). During September of 2002, plaintiffs were awarded $1.0 million in actual damages. The court granted the defendant's motion for judgment as a matter of law and entered a final judgment in favor of R.J. Reynolds. The U.S. Court of Appeals for the First Circuit affirmed the judgment during October of 2003 and subsequently denied plaintiffs' motion for rehearing. Plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court that seeks review of the judgment. As of October 15, 2004, the Court had not ruled whether it would grant review of plaintiffs' petition.

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

  Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. During September of 2004, the California Court of Appeal further reduced the punitive damages award to $50.0 million but otherwise affirmed the judgment entered in favor of the plaintiff. During October of 2004, the Court of Appeal granted the parties' separate petitions that sought rehearing of its decision and it has vacated the order it entered during September of 2004.

  Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. The court granted the defendant's motion for new trial. The Florida Court of Appeal affirmed this ruling. Plaintiff has filed for permission to appeal to the Florida Supreme Court.

  Whiteley v. Raybestos-Manhattan, Inc., et al. (Superior Court, San Francisco County, California). During March of 2000, plaintiffs were awarded $1.0 million in economic damages, $500,000 in noneconomic damages, $250,000 in loss of consortium and $20.0 million in punitive damages from Philip Morris and R.J. Reynolds. During April of 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The court denied plaintiffs' petition for rehearing. Plaintiffs did not seek further appellate review and the case has been remanded to the Superior Court of California, San Francisco County, for a new trial.

  Williams v. Philip Morris USA Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. Although the circuit court reduced the punitive damages award to $32.0 million following trial, the Oregon Court of Appeals reinstated the full amount of the punitive damages verdict in its 2002 order that otherwise affirmed the judgment in its entirety. During October of 2003, the U.S. Supreme Court vacated the judgment and remanded the case to the Oregon Court of Appeals for further consideration. During June of 2004, the Oregon Court of Appeals reaffirmed its 2002 ruling and reinstated the full amount of the jury's punitive damages award. Philip Morris has sought review of the case by the Oregon Supreme Court. As of October 15, 2004, the Oregon Supreme Court had not ruled whether it would review Philip Morris' petition.

  Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. During September of 2004, the California Supreme Court dismissed the appeal filed by Philip Morris. Further activity in the case has been stayed in order to permit Philip Morris to seek additional appellate review.

  Defense verdicts have been returned in the following 13 matters since January 1, 2002. Neither Lorillard nor the Company are defendants in any of these cases. As of October 15, 2004, either appeals were pending or all post-verdict activity had not been concluded in three of these cases.

  Mash v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Missouri). During September of 2004, the jury returned a verdict in favor of the defendant. As of October 15, 2004, the opportunity for plaintiffs to seek post-verdict relief or to notice an appeal had not expired.

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

  In ten cases in which defendants prevailed at trial after January 1, 2002, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These ten matters and the dates of the verdicts are Hall
v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire, November of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania, January of 2003); Conley v. R.J. Reynolds Tobacco Co., et al. (U.S. District Court, Northern District of California, December of 2002); Tune v. Philip Morris Incorporated (Circuit Court of Pinellas County, Florida, May of 2002); and Hyde v. Philip Morris Incorporated (U.S. District Court, Rhode Island, March of 2002). Lorillard was not a defendant in any of these ten matters.

  In addition to these cases, trial has been held against Lorillard in one case in which plaintiffs asserted both Conventional Product Liability claims and Filter claims, the case of Gadaleta v. AC&S, Inc., et al. (Supreme Court, New York County, New York). During October of 2004, the jury returned a verdict in favor of Lorillard, which was the only defendant in the case at trial. The opportunity for plaintiffs to seek review of the jury's verdict has not expired.

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

  As of October 30, 2004, trial was not proceeding in any Conventional Product Liability case in the United States. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2004 and beyond. As of October 30, 2004, Lorillard is a defendant in one case scheduled for trial during the remainder of 2004 and the first quarter of 2005. As of October 30, 2004, the Company is not a defendant in any of the cases scheduled for trial during the remainder of 2004 or in the first quarter of 2005. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - As of October 15, 2004, approximately 2,700 Flight Attendant cases were pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

  The judges that have presided over the cases that have been tried through October 15, 2004, have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs' alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

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

  As of October 15, 2004, one flight attendant case was scheduled for trial through the end of the first quarter of 2005. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in eleven pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the eleven pending cases, McLaughlin v. Philip Morris USA, Inc., et al., is a purported national class action of purchasers of "light" cigarettes. Neither Lorillard nor the Company are defendants in approximately 30 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. All of these 30 additional cases assert claims on behalf of smokers or purchasers of "light" cigarettes.

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

  The Engle Agreement provides that in the event that Lorillard, Inc.'s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2004, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion.

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

  During May of 2004, the jury returned its verdict in the trial's second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court's final judgment, entered during June of 2004, reflects the jury's award of damages and also awarded judicial interest. As of September 30, 2004 judicial interest totaled an additional amount of approximately $350.0 million. The judicial interest award will continue to accrue until the judgment is paid. Lorillard's share of the judgment and the judicial interest has not been determined. The court denied defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, it has not been determined what would be Lorillard's share of the appeal bond.

Other Class Action Cases - In five additional class actions in which Lorillard has been a defendant, courts have granted plaintiffs' motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs' claims in a third case were resolved through a settlement agreement. These five matters are listed below in alphabetical order:

  Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class comprised of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. During May of 2004, the West Virginia Supreme Court of Appeals affirmed the judgment entered in favor of the defendants, and it denied plaintiffs' petition for rehearing during July of 2004. Plaintiffs did not seek further appellate review of this matter and the case has been concluded in favor of the defendants.

  Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Dade County, Florida, filed October 31, 1991). This is the matter concluded by a settlement agreement and discussed under "Flight Attendant Cases" above.

  Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California. Trial has been scheduled to begin during March of 2005.

  Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class comprised of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants' marketing and advertising activities in California. During 2002, the court granted defendants' motion for summary judgment and entered final judgment in their favor. During October of 2004, the California Court of Appeal affirmed the dismissal of the case. Plaintiffs have filed motions for rehearing and for modification with the Court of Appeal. As of October 15, 2004, the court had not determined whether it would review either motion.

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

  As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000, and formerly known as Miles). Plaintiffs in Price contended they were defrauded by Philip Morris' marketing of its cigarettes labeled as "light" or "ultra light." Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris' "light" brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While approximately 30 purported "lights" class actions are pending against U.S. cigarette manufacturers, Lorillard is a defendant in one such case, McLaughlin
v. Philip Morris USA, Inc., et al., a purported national class action filed during May of 2004 in which class certification has not been decided.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in eight pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the pending U.S. cases and also has been named as a party to the case in Israel. Additional cases are pending against other cigarette manufacturers. The plaintiffs in the pending cases include the U.S. federal government, several U.S. county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases seek certification as class actions.

  More than 75 cases filed by labor union health and welfare funds as well as more than 35 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants' dispositive motions or as the result of plaintiffs' voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts' orders.

  U.S. Federal Government Action - A bench trial of the U.S. federal government's reimbursement and racketeering case began during September of 2004 and is proceeding (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard is a defendant in this case. Other defendants include other cigarette manufacturers, two parent companies and two trade associations. The Company is not a defendant in this action. The trial involves issues as to whether the defendants, including Lorillard, violated the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and conspired to do so. Under RICO, the government is seeking an aggregate of approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. While the trial is proceeding, defendants are pursuing an interlocutory appeal from one of the court's pre-trial rulings that denied the defendants' motion to limit the scope of the government's recovery of the disgorgement claim. The U.S. Court of Appeals for the District of Columbia Circuit is scheduled to hear argument of this appeal during November of 2004 and a ruling is expected to be issued before the court returns its verdict. As of October 15, 2004, the trial was not expected to conclude until the first quarter of 2005. Prior to trial, the court dismissed plaintiff's two other claims, which alleged the defendants violated the Medical Care Recovery Act and Medicare as Secondary Payer provisions of the Social Security Act. Neither claim is being considered by the court during the trial.

  Reimbursement Cases filed by Foreign Governments in U.S. Courts - As of October 15, 2004, three cases were pending in U.S. courts in which the plaintiffs are foreign governments. Lorillard is a defendant in one of these three matters. Approximately 35 of the cases filed by foreign governments have been dismissed in favor of the defendants, including approximately 25 during 2003.

  Since January 1, 2002, none of the Reimbursement cases have been tried. During June of 2001, a jury in the U.S. District Court for the Eastern District of New York returned a verdict in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al., and awarded damages against the defendants, including Lorillard, in the amount of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. The claims of only one of the plaintiffs, the entity then known as Empire Blue Cross and Blue Shield ("Empire"), was heard at trial pursuant to the court's trial plan. Additional Blue Cross entities and self-insured parties are plaintiffs in the suit. Empire was awarded approximately $55,000 in pre-judgment interest for a total award against Lorillard of approximately $1.6 million. The jury's findings in favor of the defendants precluded any award of punitive damages. The court has awarded plaintiff's counsel approximately $38.0 million in attorneys' fees. The defendants have noticed an appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment and from the order awarding plaintiff's counsel attorneys' fees. During September of 2003, the Second Circuit reversed the portion of the judgment addressing plaintiff's Subrogation claim but it certified questions to the New York Court of Appeal in order to assist it in ruling on issues of New York law concerning plaintiff's Direct claim. During October of 2004, the New York Court of Appeal determined that New York law does not permit Empire to assert the Direct claim. The matter has been returned to the Second Circuit Court of Appeal. In its September of 2003 order, the Second Circuit deferred ruling on the appeal of the attorney's fees award until the certified questions are resolved.

  In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard with a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. As of October 15, 2004, the court had not ruled on the motions to set aside the attempted service.

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

  Lorillard recorded pretax charges of $213.6, $214.6, $649.0 and $592.2 million ($132.8, $132.5, $398.3 and $369.6 million after taxes), for the three and nine months ended September 30, 2004 and 2003, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

  From time to time, lawsuits have been brought against Lorillard and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. As of October 15, 2004, Lorillard was a defendant in one such case. Lorillard understands that additional such cases are proceeding against other defendants.

  In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are allocated among the Original Participating Manufacturers generally according to their relative domestic market share. Of the total $5.2 billion, a total of $2.1 billion has been paid since 1999 through September 30, 2004, $200.0 million of which has been paid by Lorillard. Lorillard estimates its remaining payments under the agreement will total approximately $300.0 - $350.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community. Lorillard believes that its payment obligations to tobacco growers in 2004 and subsequent years under the trust fund will be wholly offset by payments required under a federal law enacted in 2004 repealing the federal supply management program for tobacco growers.

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

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. Two such cases are pending against Lorillard. The Company is not a defendant in any of these cases.

FILTER CASES -In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 70 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2002 and through October 15, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $14 million in payments of judgments and settlements to finally resolve approximately 40 claims. Juries have returned verdicts in favor of Lorillard in both of the cases that have been tried since January 1, 2002 in which plaintiffs have asserted Filter claims, Sachs v. Lorillard Tobacco Co. (U.S. District Court, Maryland) and Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County). Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. The opportunity for the Gadaleta plaintiffs to seek review of the verdict in their case has not expired. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -

Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas, are pending. A decision granting class certification in New Mexico is being appealed by the defendants. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). On October 1, 2003, the Court approved a settlement by Lorillard with a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. In addition to payments previously made, Lorillard has committed to buy 20 million pounds of domestic tobacco for each year through 2012. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers are also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds signed a settlement agreement with the class on April 22, 2004. That agreement has been approved by the court but no proceeds have been distributed. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard's settlement agreement that would substantially reduce Lorillard's commitments to buy domestic tobacco. The court has ruled against Lorillard on that issue and the matter is currently under appeal to the United States Court of Appeals for the Fourth Circuit.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. The defendants filed a motion to dismiss the complaint on August 19, 2004, which is scheduled for hearing in December 2004. Pretrial discovery has not yet commenced in the action.

Vending Machine Operators Antitrust Suit - Genessee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators have instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. Lorillard filed a motion to dismiss the action on July 2, 2004, for failure to state claims upon which relief can be granted. That motion has been argued but not yet decided by the Court. Virtually identical suits have been filed against Philip Morris and R.J. Reynolds.

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

15.  Commitments and Contingencies

Guarantees

  CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such amounts in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at September 30, 2004.

  CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that the Company could be required to pay under these guarantees are approximately $7.0 million at September 30, 2004.

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

  In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2004 that CNA could be required to pay under this guarantee are approximately $303.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

  CNA has provided guarantees of the indebtedness of certain of its independent insurance producers. These guarantees expire in 2008. CNA would be required to remit prompt and complete payment when due, should the primary obligor default. In the event of default on the part of the primary obligor, CNA has a right to any and all shares of common stock of the primary obligor. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $7.0 million at September 30, 2004.

  In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $970.0 million.

  In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2004, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, CNA has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. CNA recorded approximately $21.0 and $16.0 million of other liabilities related to these indemnification agreements as of September 30, 2004 and December 31, 2003.

  In connection with the issuance of preferred securities by CNA Surety Capital Trust I, a subsidiary of CNA Surety, CNA Surety issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.5 million of preferred securities.

Other

  In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2004 and December 31, 2003, there were approximately $44.0 and $58.0 million of outstanding letters of credit.

  The Company is obligated to make future payments totaling $425.6 million for non-cancelable operating leases expiring from 2004 through 2014 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $17.6 million in 2004; $66.3 million in 2005; $77.6 million in 2006; $51.4 million in 2007; $47.0 million in 2008; and $165.7 million in 2009 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication services, amounting to approximately $15.0 million. Estimated future minimum payments under these contracts are as follows: $2.0 million in 2004; $7.0 million in 2005; $4.0 million in 2006; and $2.0 million in 2007.

  As of September 30, 2004 and December 31, 2003, CNA had committed approximately $138.0 and $154.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

  The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2004, the Company had commitments to purchase $60.2 million and sell $47.3 million of various bank loan participations.

  In the normal course of investing activities, CCC had committed approximately $51.0 million as of September 30, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

  In March of 2003, CNA purchased the contractor's outstanding bank debt for $16.0 million. The contractor purchased the bank debt from CNA and retired it, with $11.0 million of the purchase price being funded under the new credit facility and $5.0 million from money loaned to the contractor by its shareholders. Under its purchase agreement with the banks, CNA is also required to reimburse the banks for any draws upon outstanding letters of credit issued by the banks for the contractor's benefit. Letters of credit in the amount of $3.0 million are due to expire in August of 2005. CNA has also provided collateral for letters of credit issued by another bank for the contractor's benefit in the aggregate amount of $8.0 million. Any CNA reimbursements or access of CNA collateral for draws upon the banks' letters of credit will become obligations of the contractor to CNA as draws upon the credit facility. As of September 30, 2004, the aggregate amount of outstanding principal and accrued interest under the credit facility was $85.0 million.

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

  The contractor is implementing a restructuring plan that is intended to reduce costs and improve cash flow, and a chief restructuring officer has been appointed to manage execution of the plan. CNA Surety intends to continue to provide surety bonds on behalf of the contractor during this restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards and ongoing management of CNA Surety's exposure to the contractor. Based on the contractor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible.

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

  CCC and CNA Surety have had discussions with their insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise the insurance regulators regarding their ongoing exposure to this account.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately the Company's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under CNA's surety bonds could have a material adverse effect on the Company's results of operations and/ or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the full amount due under the credit facility to be uncollectible.

  CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the "stop loss contract"). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety's accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the "contractual loss ratio"), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety's actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2004 and December 31, 2003.

  Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposures that exceed $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11.0 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, the CCC entered into a $3.0 million excess of $12.0 million excess of loss contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12.0 million. This contract was to expire on December 31, 2004. Effective January 1, 2004, CNA obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

16.  Consolidating Financial Information

  The following schedules present the Company's Consolidating Balance Sheet Information at September 30, 2004 and December 31, 2003, and Consolidating Statements of Operations Information for the nine months ended September 30, 2004 and 2003. These schedules present the individual subsidiaries of the Company and their contribution to the Consolidated Condensed Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company's subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company's subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company's issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See
Note 4 for Loews and Carolina Group Consolidating Condensed Financial
Information.

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

Loews Corporation
Consolidating Balance Sheet Information

                                              CNA                 Loews    Diamond     Texas   Corporate
September 30, 2004                         Financial   Lorillard  Hotels   Offshore     Gas    and Other Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                               $ 37,946.1  $ 1,671.7  $  80.4  $  867.3  $   18.0  $ 2,680.8                $43,264.3
Cash                                            70.8        1.3      4.5      15.8       1.9       44.8                    139.1
Receivables-net                             18,666.3       29.1     26.0     154.0      38.9      116.3    $   (138.0)  18,892.6
Property, plant and equipment                  198.4      230.8    377.2   2,230.4     700.1       26.2                  3,763.1
Deferred income taxes                          767.8      441.1                         63.5       31.3        (628.9)     674.8
Goodwill                                       118.3                 2.6      10.6     163.5                               295.0
Investments in capital stocks
 of subsidiaries                                                                               11,258.6     (11,258.6)
Other assets                                 1,706.5      367.0     92.7     104.1     209.4      341.7        (273.5)   2,547.9
Deferred acquisition costs
 of insurance subsidiaries                   1,312.1                                                                     1,312.1
Separate account business                      567.1                                                                       567.1
---------------------------------------------------------------------------------------------------------------------------------
Total assets                              $ 61,353.4  $ 2,741.0  $ 583.4  $3,382.2  $1,195.3  $14,499.7    $(12,299.0) $71,456.0
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                        $ 43,387.4                                                                   $43,387.4
Payable for securities purchased             1,351.0             $   0.2                      $    89.6                  1,440.8
Securities sold under agreements
 to repurchase                                 115.8                                                                       115.8
Short-term debt                                530.8                45.6  $  479.2                                       1,055.6
Long-term debt, less unamortized
 discounts                                   1,182.2                98.8     705.7  $  531.1    2,304.4    $    (45.6)   4,776.6
Reinsurance balances payable                 3,103.2                                                                     3,103.2
Deferred income taxes                                               30.0     361.2                237.7        (628.9)
Other liabilities                            1,970.3  $ 1,465.1    202.4     165.6     158.8      183.7        (234.5)   3,911.4
Separate account business                      567.1                                                                       567.1
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           52,207.8    1,465.1    377.0   1,711.7     689.9    2,815.4        (909.0)  58,357.9
Minority interest                              905.0                         736.4                  5.2                  1,646.6
Shareholders' equity                         8,240.6    1,275.9    206.4     934.1     505.4   11,679.1     (11,390.0)  11,451.5
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                     $ 61,353.4  $ 2,741.0  $ 583.4  $3,382.2  $1,195.3  $14,499.7    $(12,299.0) $71,456.0
=================================================================================================================================

Loews Corporation
Consolidating Balance Sheet Information


                                              CNA                 Loews    Diamond     Texas   Corporate
December 31, 2003                          Financial   Lorillard  Hotels   Offshore     Gas    and Other Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Assets:

Investments                               $ 38,121.5  $ 1,530.2  $  81.4  $  591.2  $   15.2  $ 2,175.3               $ 42,514.8
Cash                                           139.0        1.5      2.0      19.1       3.9       15.3                    180.8
Receivables-net                             20,143.2       23.9     20.1     154.1      57.4      168.2  $    (99.0)    20,467.9
Property, plant and equipment                  239.6      221.0    369.6   2,297.7     703.5       48.3                  3,879.7
Deferred income taxes                          646.5      441.9                         88.1       21.5      (667.8)       530.2
Goodwill                                       118.7                 2.6      20.8     169.3                               311.4
Investments in capital stocks
 of subsidiaries                                                                               11,402.5   (11,402.5)
Other assets                                 2,832.7      406.4     96.2      75.7     200.6      360.9      (187.1)     3,785.4
Deferred acquisition costs
 of insurance subsidiaries                   2,532.7                                                                     2,532.7
Separate account business                    3,678.0                                                                     3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total assets                              $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $14,192.0  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Liabilities and Shareholders' Equity:

Insurance reserves                        $ 45,384.0                                                                  $ 45,384.0
Payable for securities purchased             2,022.1             $   1.1                      $   124.5                  2,147.7
Securities sold under
 agreements to repurchase                      441.8                                                                       441.8
Short-term debt                                263.4                 3.2  $   12.0  $   17.3                               295.9
Long-term debt, less
 unamortized discounts                       1,640.2               143.3     910.9     530.8    2,299.1                  5,524.3
Reinsurance balances payable                 3,432.0                                                                     3,432.0
Deferred income taxes                                               75.9     370.1                221.8  $   (667.8)
Other liabilities                            2,438.7  $ 1,405.0    172.0     134.5     166.5      142.5      (207.9)     4,251.3
Separate account business                    3,678.0                                                                     3,678.0
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           59,300.2    1,405.0    395.5   1,427.5     714.6    2,787.9      (875.7)    65,155.0
Minority interest                              896.9                         769.5                  5.2                  1,671.6
Shareholders' equity                         8,254.8    1,219.9    176.4     961.6     523.4   11,398.9   (11,480.7)    11,054.3
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                     $ 68,451.9  $ 2,624.9  $ 571.9  $3,158.6  $1,238.0  $14,192.0  $(12,356.4)  $ 77,880.9
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information



Nine Months Ended                       CNA                 Loews     Diamond    Texas      Corporate
September 30, 2004                   Financial  Lorillard   Hotels    Offshore    Gas       and Other     Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                  $ 6,221.1                                                              $   (2.8)   $ 6,218.3
Investment income, net                1,212.0   $    21.2  $    1.6  $   7.6   $    0.3    $    35.9           (5.8)     1,272.8
Intercompany interest
 and dividends                                                                                 464.1         (464.1)
Investment gains (losses)              (411.4)        0.6                0.2                    61.4                      (349.2)
Manufactured products                             2,515.3                                      110.2                     2,625.5
Other                                   226.7                 232.3    575.7      185.0        204.0                     1,423.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                 7,248.4     2,537.1     233.9    583.5      185.3        875.6         (472.7)    11,191.1
---------------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits              4,859.3                                                                            4,859.3
Amortization of deferred              1,114.1                                                                            1,114.1
 acquisition costs
Cost of manufactured
 products sold                                    1,504.4                                       54.2                     1,558.6
Other operating expenses              1,088.6       288.0     206.3    592.0      109.5         95.0           (2.8)     2,376.6
Interest                                 93.8                   4.5     20.4       22.5        110.5           (5.8)       245.9
---------------------------------------------------------------------------------------------------------------------------------
Total                                 7,155.8     1,792.4     210.8    612.4      132.0        259.7           (8.6)    10,154.5
---------------------------------------------------------------------------------------------------------------------------------
                                         92.6       744.7      23.1    (28.9)      53.3        615.9         (464.1)     1,036.6
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)            (73.1)      287.7       9.1     (6.9)      21.3         51.3                       289.4
Minority interest                        27.1                           (8.5)                    0.1                        18.7
---------------------------------------------------------------------------------------------------------------------------------
Total                                   (46.0)      287.7       9.1    (15.4)      21.3         51.4                       308.1
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $   138.6   $   457.0  $   14.0  $ (13.5)  $   32.0    $   564.5       $ (464.1) $     728.5
=================================================================================================================================

Loews Corporation
Consolidating Statement of Operations Information



Nine Months Ended                       CNA                 Loews     Diamond    Texas      Corporate
September 30, 2003                   Financial  Lorillard   Hotels    Offshore    Gas       and Other     Eliminations     Total
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

Revenues:

Insurance premiums                  $ 6,703.8                                                              $   (2.8)   $ 6,701.0
Investment income, net                1,211.3   $    29.7  $    1.5  $  10.2               $    22.5                     1,275.2
Intercompany interest
 and dividends                                                                                 575.5         (575.5)
Investment gains (losses)               476.9       (10.6)              (7.3)                   44.2                       503.2
Manufactured products                             2,467.9                                      110.5                     2,578.4
Other                                   287.6        (0.2)    212.0    494.7   $   68.1          5.3                     1,067.5
---------------------------------------------------------------------------------------------------------------------------------
Total                                 8,679.6     2,486.8     213.5    497.6       68.1        758.0         (578.3)    12,125.3
--------------------------------------------------------------------------------------------------------------------------------
Expenses:

Insurance claims and
 policyholders' benefits              8,319.6                                                                            8,319.6
Amortization of deferred
 acquisition costs                    1,433.7                                                                            1,433.7
Cost of manufactured
 products sold                                    1,435.4                                       54.2                     1,489.6
Other operating expenses              1,403.8       352.3     188.7    543.6       49.8         82.3           (2.8)     2,617.7
Interest                                 99.5                   7.2     17.4       11.6         94.6                       230.3
--------------------------------------------------------------------------------------------------------------------------------
Total                                11,256.6     1,787.7     195.9    561.0       61.4        231.1           (2.8)    14,090.9
---------------------------------------------------------------------------------------------------------------------------------
                                     (2,577.0)      699.1      17.6    (63.4)       6.7        526.9         (575.5)    (1,965.6)
---------------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense           (976.0)      262.8       6.4    (11.6)       2.9        (19.8)                     (735.3)
Minority interest                      (174.0)                         (23.0)                    0.2                      (196.8)
---------------------------------------------------------------------------------------------------------------------------------
Total                                (1,150.0)      262.8       6.4    (34.6)       2.9        (19.6)                     (932.1)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from
 continuing operations               (1,427.0)      436.3      11.2    (28.8)       3.8        546.5         (575.5)    (1,033.5)
Discontinued operations-net                                    55.4                                                         55.4
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $(1,427.0)  $   436.3  $   66.6  $ (28.8)   $   3.8     $  546.5        $(575.5)    $ (978.1)
=================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis of financial condition and results of operations ("MD&A") is comprised of the following sections:


                                                                      Page No.
                                                                      --------

Overview                                                                  77
  Consolidated Financial Results                                          78
  CNA Recent Developments                                                 80
  Classes of Common Stock                                                 81
  Parent Company Structure                                                82
Critical Accounting Estimates                                             83
Results of Operations by Business Segment                                 86
  CNA Financial                                                           88
    Net Prior Year Development                                            88
    Reserves - Estimates and Uncertainties                                92
    Reinsurance                                                           94
    Terrorism Insurance                                                   98
    Restructuring                                                         99
    Non-GAAP Financial Measures                                           99
    Standard Lines                                                       102
    Specialty Lines                                                      110
    Life and Group Non-core                                              114
    Other Insurance                                                      115
    APMT Reserves                                                        117
  Lorillard                                                              129
     Results of Operations                                               129
     Selected Market Share Data                                          131
     Business Environment                                                132
  Loews Hotels                                                           135
  Diamond Offshore                                                       136
  Texas Gas                                                              137
  Corporate and Other                                                    138
Liquidity and Capital Resources                                          139
  CNA Financial                                                          139
  Lorillard                                                              142
  Loews Hotels                                                           143
  Diamond Offshore                                                       143
  Texas Gas                                                              144
  Corporate and Other                                                    145
Investments                                                              145
Forward-Looking Statements Disclaimer                                    157

OVERVIEW

  Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial insurance (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond

Offshore Drilling, Inc. ("Diamond Offshore"), a 55% owned subsidiary); the operation of an interstate natural gas transmission pipeline system (Texas Gas Transmission, LLC ("Texas Gas"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a 97% owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries. The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements in Item 1 and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Consolidated Financial Results

  Loews Corporation reported consolidated net income (including both the Loews Group and Carolina Group) for the 2004 third quarter of $277.6 million, compared to a loss of $1,382.9 million in the 2003 third quarter. Consolidated net income for the first nine months of 2004 was $728.5 million, compared to a loss of $978.1 million in the comparable period of the prior year.

  Net income (loss) and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below:

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Net income (loss) attributable to Loews
 common stock:
  Income (loss) before net investment
   (losses) gains (a)                         $ 245.9      $(1,573.3)   $ 791.5       $(1,416.1)
  Net investment (losses) gains (b)             (21.7)         107.8     (191.4)          302.2
------------------------------------------------------------------------------------------------
Income (loss) from continuing operations        224.2       (1,465.5)     600.1        (1,113.9)
Discontinued operations-net                                     55.8                       55.4
------------------------------------------------------------------------------------------------
Net income (loss) attributable to Loews
 common stock                                   224.2       (1,409.7)     600.1        (1,058.5)
Net income attributable to Carolina
 Group stock                                     53.4           26.8      128.4            80.4
------------------------------------------------------------------------------------------------
Consolidated net income (loss)                $ 277.6      $(1,382.9)   $ 728.5       $  (978.1)
================================================================================================

Net income (loss) per share:
  Loews common stock                          $  1.21      $   (7.60)   $  3.24       $   (5.71)
  Carolina Group stock                           0.92           0.67       2.21            2.01
================================================================================================
(a) Includes income of $116.5 (after tax) for the three and nine months ended September 30, 2004 from an investee's sale of four ultra-large crude oil tankers.
(b) Includes a loss of $352.9 (after tax and minority interest) for the nine months ended
    September 30, 2004 related to CNA's sale of its individual life insurance business.

Quarter Ended September 30, 2004 Compared With 2003

  Net income attributable to Loews common stock for the third quarter of 2004 amounted to $224.2 million or $1.21 per share, compared to a loss of $1,409.7 million or $7.60 per share in the comparable period of the prior year.

  Income before net investment gains (losses) attributable to Loews common stock amounted to $245.9 million in the third quarter of 2004 compared to a loss of $1,573.3 million in the comparable 2003 quarter. Results for 2004 include charges at CNA of $158.8 million (after tax and minority interest) due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by income of $116.5 million (after taxes) from Hellespont Shipping Corporation, a 49%-owned company, following the sale of its four ultra-large crude oil tankers. The 2003 third quarter results include significant charges by CNA for net prior year development of $1,345.8 million (after tax and minority interest) and an increase in bad debt reserves for insurance and reinsurance receivables of $298.9 million (after tax and minority interest).

  Net income attributable to Loews common stock includes net investment losses of $21.7 million (after tax and minority interest) compared to net investment gains of $107.8 million (after tax and minority interest) in the comparable period of the prior year. The decline was primarily due to losses at CNA related to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. While a decrease in long term interest rates during the third quarter resulted in a realized loss related to these derivatives, the fair value of CNA's fixed maturity portfolio benefited from the interest rate movements resulting in an increase in the Company's shareholders' equity. Consolidated net loss in the third quarter of 2003 also includes a gain from discontinued operations of $55.8 million, or $0.30 per share of Loews common stock, related to the sale of a hotel property.

  Net income attributable to Carolina Group stock for the third quarter of 2004 was $53.4 million or $0.92 per Carolina Group share, compared to $26.8 million or $0.67 per Carolina Group share in the third quarter of 2003. The Company is issuing a separate press release reporting the results of the Carolina Group for the third quarter of 2004.

  Consolidated revenues in the third quarter of 2004 amounted to $3.8 billion compared to $3.9 billion in the comparable 2003 quarter. The decline in revenues reflects CNA's sale of its group benefits business in December of 2003 and individual life insurance business in April of 2004.

Nine Months Ended September 30, 2004 Compared With 2003

  Net income attributable to Loews common stock for the first nine months of 2004 amounted to $600.1 million or $3.24 per share, compared to a loss of $1,058.5 million or $5.71 per share in the comparable period of the prior year.

  Income before net investment losses attributable to Loews common stock amounted to $791.5 million in the first nine months of 2004 compared to a loss of $1,416.1 million in the comparable period of the prior year. Results for 2004 include income from the Hellespont Shipping Corporation transaction and the charges from the impact of the four hurricanes. The net loss in 2003 reflects CNA's unfavorable net prior year development and increase in bad debt reserves as discussed above.

  Net income attributable to Loews common stock includes net investment losses of $191.4 million (after tax and minority interest), compared to net investment gains of $302.2 million (after tax and minority interest) in the comparable period of the prior year. The increase in net investment losses is due primarily to a loss of $352.9 million (after tax and minority interest) from CNA's sale of its individual life insurance business and losses related to derivative securities discussed above.

  Net income attributable to Carolina Group stock for the first nine months of 2004 was $128.4 million or $2.21 per Carolina Group share, compared to $80.4 million or $2.01 per Carolina Group share in the comparable period of the prior year.

  Consolidated revenues in the first nine months of 2004 amounted to $11.2 billion compared to $12.1 billion in the comparable period of the prior year. The decline in revenues reflects the sale of CNA's group benefits and individual life insurance businesses as well as the impact of the $618.6 million pretax investment loss related to the life sale.

CNA Recent Developments

  During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, and several significant charges in 2003, a capital plan was developed to replenish the statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions, and other significant business decisions is discussed below.

  On April 30, 2004, CNA completed the sale of its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses were excluded from the sale. Consideration from the sale was approximately $700.0 million. The Company recorded a realized investment loss of $352.9 million after-tax and minority interest ($618.6 million pretax) during the first six months of 2004. See Note 10 of the Notes to Consolidated Condensed Financial Statements in Item 1 for further discussion.

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

  During 2003, CNA sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

  The group benefits business, individual life and annuity insurance business and CNA Re absorbed approximately $150.0 million of the total shared corporate overhead expenses that are allocated to all of CNA's businesses. CNA expects that the 2004 consolidated net operating results will include approximately $35.0 million after-tax of losses for these three businesses, largely due to these corporate overhead expenses. This amount has been revised from the $50.0 million loss estimate that was previously disclosed in the Company's 2003 Form 10-K/A primarily because of the impact of the loss on the sale of the individual life business and favorable mortality and investment results in the first quarter of 2004. The 2003 expense initiative did not contemplate the sale or exit of these businesses, and therefore the savings from that initiative will be partially offset by these expenses.

  The primary components of the 2003 expense initiative were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. As of December 31, 2003, CNA achieved the targeted workforce reduction. Actions related to reducing commissions and other acquisition expenses began in 2003 and were completed in 2004.

  CNA has undertaken additional expense initiatives in 2004 that are expected to produce expense savings in excess of $100.0 million beginning in 2004 and continuing through 2005. The primary components of the expense initiatives are a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations, and to a lesser extent, workforce reductions.

  The capital plan established in November of 2003 consisted of the November sale of $750.0 million of a new series of CNA convertible preferred stock to Loews. The preferred stock converted into 32,327,015 shares of CNA common stock on April 20, 2004. Additionally, the capital plan included a commitment from Loews for additional capital support of up to $500.0 million by February 27, 2004 through the purchase of surplus notes of Continental Casualty Company ("CCC"), CNA's principal insurance subsidiary, in the event certain additions to CCC's statutory capital were not achieved through asset sales and up to an additional $150.0 million to support the statutory capital of CCC in the event of additional shortfalls in relation to business and asset sales. In accordance with such commitments, in February of 2004, Loews purchased $45.6 million of surplus notes from CCC, in relation to the sale of CNA's group benefits business, and also purchased $300.0 million of additional surplus notes of CCC in relation to the sale of CNA's individual life business, discussed above. The sale of the individual life business resulted in an addition to statutory capital in excess of $550.0 million. CCC received insurance regulatory approval for the repayment of the $300.0 million CCC Life surplus note issued in February of 2004, including accrued interest, and repaid these amounts in full on June 16, 2004. CCC plans to seek approval from the insurance regulatory authority for the repayment of the CCC Group surplus note in 2004. The purchase of the preferred stock and the surplus notes fulfilled the commitment from Loews in relation to the capital plan.

  On August 1, 2004, CNA completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California. Consideration from the sale was approximately $12.0 million, resulting in an after-tax and minority interest realized investment gain on the sale of $4.6 million ($9.0 million pretax).

Classes of Common Stock

  The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are: (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.9 billion outstanding at September 30, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and
(c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

  As of September 30, 2004, the outstanding Carolina Group stock represents a 33.43% economic interest in the economic performance of the Carolina Group.

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

  At September 30, 2004, the book value per share of Loews common stock was $62.78, compared to $60.92 at December 31, 2003.

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

  During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The jury was not asked to apportion damages in its verdict so Lorillard's share of the judgment has not been determined. The court denied defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants in this matter have initiated an appeal from the judgment to the Louisiana Court of Appeals. Pursuant to Louisiana law, the trial court entered an order setting the amount of the appeal bond at $50.0 million for all defendants, of which Lorillard secured $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard's share of the appeal bond is uncertain.

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

  In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

  This new guidance for determining whether an impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. As a result of the delay, during the three month period ended September 30, 2004, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

  The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Condensed Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and would likely also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard as originally issued is not expected to have a significant impact on shareholders' equity. Further information on CNA's investments is provided in the Investments section below.

  Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Condensed Statements of Operations.

  Individual Long-term Care Products

  CNA's reserves and deferred acquisition costs for its individual long-term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company's results of operations and/or equity may be materially affected if actual experience varies significantly from these assumptions.

  Loans to National Contractor

  CNA has made loans through a credit facility provided to a national contractor to whom CNA Surety provides significant amounts of surety bond insurance coverage. As of September 30, 2004, the Company has credit exposure of $85.0 million under the credit facility. The credit facility was established to help the contractor meet its liquidity needs. The contractor is implementing restructuring efforts to reduce costs and improve cash flow. Based on the contractor's restructuring efforts to date, CNA estimates that amounts due under the credit facility are collectible.

  Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately CNA's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under CNA's surety bonds could have a material adverse effect on CNA's results of operations and/ or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the full amount due under the credit facility to be uncollectible. Further information on this credit agreement is provided in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this report, and the Liquidity and Capital Resources sections, below.

Results of Operations by Business Segment

  As a result of the strategic review and other actions described above in "CNA Recent Developments," in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company and CNA have revised the reportable business segment structure to reflect these changes.

  CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty

Lines. The non-core operations are now managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly included in the Property and Casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort ("APMT") claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

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

  Throughout this MD&A, the results of operations include discussion and results for all of CNA's businesses, including those sold or exited as described above.

  In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from "Other operating expenses" to "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. This reclassification had no impact on net income (loss) or the combined ratios in any period, however this change impacted the loss and loss adjustment expense and the expense ratios.

  In addition, until 2003, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and other segment.

CNA Financial

  Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 91% owned subsidiary of the Company.

Net Prior Year Development

  A significant component of the results of operations for the three and nine months ended September 30, 2003 was unfavorable net prior year development recorded for the property and casualty and the non-core segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net, for prior years, are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable.

  The following tables summarize the pretax net prior year development for core operations and asbestos and environmental pollution and mass tort ("APMT") by segment for the three and nine months ended September 30, 2004 and 2003.


                                                        Standard  Specialty    Other
Three Months Ended September 30, 2004                     Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ (6.0)               $   1.0    $  (5.0)
   APMT                                                                          4.0        4.0
Ceded losses related to corporate
 aggregate reinsurance treaties                           4.0     $  (9.0)       5.0
------------------------------------------------------------------------------------------------

Pretax unfavorable (favorable) net
 prior year development before impact
 of premium development                                  (2.0)       (9.0)      10.0       (1.0)
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding the impact of
    corporate aggregate reinsurance
    treaties                                             11.0       (15.0)       5.0        1.0

   Ceded premiums related to corporate
    aggregate reinsurance treaties                       (3.0)        3.0       (3.0)      (3.0)
------------------------------------------------------------------------------------------------

     Total unfavorable (favorable)
      premium development                                 8.0       (12.0)       2.0       (2.0)
------------------------------------------------------------------------------------------------

Total unfavorable (favorable) net prior
 year development (pretax)                             $  6.0     $ (21.0)   $  12.0    $  (3.0)
================================================================================================

Total unfavorable (favorable) net prior year
 development (after-tax and minority interest)         $  3.6     $ (12.8)   $   7.4    $  (1.8)
================================================================================================

                                                        Standard  Specialty    Other
Three Months Ended September 30, 2003                     Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $1,123.0   $ 223.0    $ 188.0   $1,534.0
   APMT                                                                        795.0      795.0
Ceded losses related to corporate
 aggregate reinsurance treaties                          (300.0)    (59.0)     (80.0)    (439.0)
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                      823.0     164.0      903.0    1,890.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding the impact of
    corporate aggregate reinsurance
    treaties                                              128.0      (1.0)      (3.0)     124.0

   Ceded premiums related to corporate
    aggregate reinsurance treaties                        160.0      32.0       43.0      235.0
------------------------------------------------------------------------------------------------

     Total premium development                            288.0      31.0       40.0      359.0
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $1,111.0   $ 195.0    $ 943.0   $2,249.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $  650.0   $ 115.2    $ 551.8   $1,317.0
================================================================================================

                                                        Standard  Specialty    Other
Nine Months Ended September 30, 2004                      Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                     $ 107.0    $  74.0    $  14.0    $ 195.0
   APMT                                                                         44.0       44.0
Ceded losses related to corporate
 aggregate reinsurance treaties                            4.0       (9.0)       5.0
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                     111.0       65.0       63.0      239.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding the impact of
    corporate aggregate reinsurance
    treaties                                             (97.0)     (29.0)      15.0     (111.0)

   Ceded premiums related to corporate
    aggregate reinsurance treaties                        (1.0)       3.0       (2.0)
------------------------------------------------------------------------------------------------

     Total unfavorable (favorable)
      premium development                                (98.0)     (26.0)      13.0     (111.0)
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                              $  13.0    $  39.0    $  76.0    $ 128.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                     $   7.3    $  22.8    $  44.7    $  74.8
================================================================================================

                                                        Standard  Specialty    Other
Nine Months Ended September 30, 2003                      Lines     Lines    Insurance    Total
------------------------------------------------------------------------------------------------
(In millions)

Pretax unfavorable net prior year
 claim and allocated claim adjustment
 expense development excluding the
 impact of the corporate aggregate
 reinsurance treaties:

   Core (Non-APMT)                                    $1,437.0   $ 322.0    $ 336.0    $2,095.0
   APMT                                                                       795.0       795.0
Ceded losses related to corporate aggregate
 reinsurance treaties                                   (480.0)    (59.0)    (104.0)     (643.0)
------------------------------------------------------------------------------------------------

Pretax unfavorable net prior year
 development before impact of
 premium development                                     957.0     263.0     1,027.0    2,247.0
------------------------------------------------------------------------------------------------

   Unfavorable (favorable) premium
    development, excluding the impact of
    corporate aggregate reinsurance
    treaties                                             203.0      (8.0)      (26.0)     169.0

   Ceded premiums related to corporate
    aggregate reinsurance treaties                       265.0      32.0        57.0      354.0
------------------------------------------------------------------------------------------------

     Total premium development                           468.0      24.0        31.0      523.0
------------------------------------------------------------------------------------------------

Total unfavorable net prior year development
 (pretax)                                             $1,425.0   $ 287.0    $1,058.0   $2,770.0
================================================================================================

Total unfavorable net prior year development
 (after-tax and minority interest)                    $  833.6   $ 168.3    $ 619.3    $1,621.2
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

  CNA's recorded Insurance Reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information on CNA's ratings. In addition, CNA periodically undergoes state regulatory financial examinations. Such examinations are currently underway. CNA is presently engaged in discussions related to the examination with state regulatory agencies. See the Regulatory Matters section of the MD&A for further information.

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

  Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists. Interest cost, which is included in net investment income, was $55.0 and $148.0 million for the three months ended September 30, 2004 and 2003, and $161.0 and $288.0 million for the nine months ended September 30, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $2,726.0 and $2,789.0 million at September 30, 2004 and December 31, 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

  The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

  The following table summarizes the amounts receivable from reinsurers at September 30, 2004 and December 31, 2003.


                                                           September 30,            December 31,
Components of reinsurance receivables                              2004                    2003
------------------------------------------------------------------------------------------------
(In millions)

Reinsurance receivables related to insurance reserves:
  Ceded claim and claim adjustment expense                    $14,037.6               $14,215.9
  Ceded future policy benefits                                  1,227.0                 1,218.2
  Ceded policyholders' funds                                       60.2                     6.6
Billed reinsurance receivables                                    587.2                   813.1
------------------------------------------------------------------------------------------------
Reinsurance receivables                                        15,912.0                16,253.8
Less allowance for doubtful accounts                              530.1                   572.6
------------------------------------------------------------------------------------------------
Reinsurance receivables-net                                   $15,381.9               $15,681.2
================================================================================================

  CNA has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $530.1 and $572.6 million at September 30, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the finalization of commutation agreements in the second quarter of 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of "Insurance claims and policyholders' benefits" on the Consolidated Condensed Statements of Operations.

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


Components of Earned Premiums

                                                     Direct     Assumed     Ceded          Net
------------------------------------------------------------------------------------------------

(In millions)                                           Nine Months Ended September 30, 2004
                                                   ---------------------------------------------

Property and casualty                              $ 8,059.0   $  163.0   $ 2,663.0   $ 5,559.0
Accident and health                                    916.0       45.0       421.0       540.0
Life                                                   369.0                  250.0       119.0
------------------------------------------------------------------------------------------------
Total earned premiums                              $ 9,344.0   $  208.0   $ 3,334.0   $ 6,218.0
================================================================================================

                                                        Nine Months Ended September 30, 2003
                                                   ---------------------------------------------

Property and casualty                              $ 7,977.0   $  460.0   $ 3,459.0   $ 4,978.0
Accident and health                                  1,193.0       78.0        42.0     1,229.0
Life                                                   801.0        4.0       311.0       494.0
------------------------------------------------------------------------------------------------
Total earned premiums                              $ 9,971.0   $  542.0   $ 3,812.0   $ 6,701.0
================================================================================================

  CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of the Company's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. The aggregate limits under both sections of the Aggregate Cover were fully utilized in 2003.

The pretax impact of the Aggregate Cover was as follows:


                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ---------------------------------------
                                                           2004        2003      2004      2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                    $  3.0     $(223.0)            $(251.0)
Ceded claim and claim adjustment expense                              422.0               500.0
Interest charges                                          (19.0)      (88.0)   $(61.0)   (123.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $(16.0)    $ 111.0    $(61.0)  $ 126.0
================================================================================================

  In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. If the aggregate loss ratio would exceed these certain thresholds, then additional interest charges on funds withheld would be approximately $34.0 million in 2004. During 2003, the aggregate limits under the CCC Cover were fully utilized.

The pretax impact of the CCC Cover was as follows:


                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ---------------------------------------
                                                           2004        2003      2004      2003
------------------------------------------------------------------------------------------------
(In millions)

Ceded earned premiums                                               $ (10.0)            $(100.0)
Ceded claim and claim adjustment expense                               17.0               143.0
Interest charges                                         $ (12.0)     (13.0)   $ (34.0)   (48.0)
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $ (12.0)   $  (6.0)   $ (34.0) $  (5.0)
================================================================================================

  The pretax impact by operating segment of the Aggregate Cover and the CCC Cover was as follows:


                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ---------------------------------------
                                                            2004       2003       2004     2003
------------------------------------------------------------------------------------------------
(In millions)

Standard Lines                                           $ (23.0)   $  72.0    $ (66.0) $  93.0
Specialty Lines                                              6.0       17.0                16.0
Other Insurance                                            (11.0)      16.0      (29.0)    12.0
------------------------------------------------------------------------------------------------
Pretax benefit (expense)                                 $ (28.0)   $ 105.0    $ (95.0) $ 121.0
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

  While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable) and the use of reinsurance. In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation policies. In those states that mandate property insurance coverage of damage from fire following a loss, CNA is also prohibited from excluding terrorism exposure under such coverage.

  Reinsurers' obligations for terrorism-related losses under reinsurance agreements are not covered by the Act. CNA's assumed reinsurance arrangements, beginning with the January 1, 2002 renewal period, either exclude terrorism coverage or significantly limit the level of coverage.

  As noted, the Act expires on December 31, 2005. In anticipation of the expiration of the Act, CNA is participating in a coalition to encourage reauthorization of the Act. The Financial Services Committee of the House of Representatives has passed a reauthorization bill, H.R. 4634, but it has not been voted on by the entire House. A similar Senate measure, S. 2764, is pending in the Senate Banking Committee, but no vote has yet been taken. Although the Congress is expected to reconvene in mid-November of 2004, it is not expected that they will resume debate on this matter until early in 2005.

  The pending bills described above would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15.0% in year four and raised to 20.0% in year five. Notwithstanding these developments, enactment of a law extending the Act is not assured.

  If the Act is not extended, CNA will, among other steps, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In advance of that date, CNA expects to apply for regulatory approval of terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

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

  No restructuring and other related charges related to the IT Plan were incurred for the three or nine months ended September 30, 2004 and 2003. During the third quarter of 2004, the remaining IT Plan accrual was released.

  No restructuring and other related charges related to the 2001 Plan were incurred for the three or nine months ended September 30, 2004 and 2003. During 2004, $5.0 million in payments for lease termination costs were charged against the liability. As of September 30, 2004, the accrued liability, relating primarily to lease termination costs, was $15.0 million. Of the remaining accrual, approximately $1.0 million is expected to be paid in 2004.

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


                                              Three Months Ended          Three Months Ended
                                              September 30, 2004          September 30, 2003
------------------------------------------------------------------------------------------------
                                            Standard   Specialty         Standard      Specialty
                                              Lines      Lines             Lines         Lines
------------------------------------------------------------------------------------------------
(In millions)

Underwriting income (loss)                  $(262.0)   $  55.0           $(1,519.0)    $(310.0)
Net investment income                         125.0       61.0                55.0        47.0
Other revenues                                 32.0       36.0                34.0        35.0
Other expenses                                (25.0)     (29.0)              (35.0)      (30.0)
------------------------------------------------------------------------------------------------
Income (loss) before income tax
 (expense) benefit, minority interest
 and net realized
 investment (losses) gains                   (130.0)     123.0            (1,465.0)     (258.0)
Income tax (expense) benefit                   58.5      (38.1)              520.3       103.6
Minority interest                               4.2      (11.2)               92.5        29.2
------------------------------------------------------------------------------------------------
Income (loss) before net realized
 investment (losses) gains                    (67.3)      73.7              (852.2)     (125.2)
Realized investment (losses) gains,
 net of participating
 policyholders' and
 minority interest                            (31.4)     (12.1)               54.3        17.2
Income tax expense on realized
 investment (losses) gains                     10.9        4.4               (21.9)       (6.4)
------------------------------------------------------------------------------------------------
Net income (loss)                           $ (87.8)   $  66.0           $  (819.8)    $(114.4)
================================================================================================

                                               Nine Months Ended           Nine Months Ended
                                               September 30, 2004          September 30, 2003
------------------------------------------------------------------------------------------------
                                            Standard   Specialty         Standard      Specialty
                                              Lines      Lines             Lines         Lines
------------------------------------------------------------------------------------------------
(In millions)

Underwriting (loss) income                  $(255.0)   $ 165.0           $(1,933.0)    $(360.0)
Net investment income                         382.0      182.0               289.0       149.0
Other revenues                                102.0       93.0               166.0        82.0
Other expenses                                (84.0)     (84.0)             (158.0)      (68.0)
------------------------------------------------------------------------------------------------
Income (loss) before income tax
 expense, minority interest
 and net realized investment
 gains                                        145.0      356.0            (1,636.0)     (197.0)
Income tax expense                             (0.6)    (106.9)              600.6        88.7
Minority interest                             (18.4)     (33.5)              102.2        19.8
------------------------------------------------------------------------------------------------
Income (loss) before net realized
 investment gains                             126.0      215.6              (933.2)      (88.5)
Realized investment gains, net
 of participating
 policyholders' and minority
 interest                                      95.3       34.7               233.2        75.5
Income tax expense on realized
 investment gains                             (35.7)     (13.7)              (88.4)      (28.8)
------------------------------------------------------------------------------------------------
Net income (loss)                           $ 185.6    $ 236.6           $  (788.4)    $ (41.8)
================================================================================================

Operating Results

Standard Lines

  The following table summarizes the results of operations for Standard Lines:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                  2004           2003        2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Net written premiums                           $1,046.0      $ 1,028.0    $3,520.0    $ 3,388.0
Net earned premiums                             1,183.0        1,001.0     3,756.0      3,238.0
Underwriting income (loss)                       (262.0)      (1,519.0)     (255.0)    (1,933.0)
Income (loss) before net realized
 investment gains                                 (67.3)        (852.2)      126.0       (933.2)
Net realized investment (losses) gains            (20.5)          32.4        59.6        144.8
Net income (loss)                                 (87.8)        (819.8)      185.6       (788.4)

Ratios:
  Loss and loss adjustment expense                 80.4%         177.9%       71.9%       110.2%
  Expense                                          41.1           67.8        34.8         46.8
  Dividend                                          0.7            6.0         0.1          2.7
------------------------------------------------------------------------------------------------
  Combined                                        122.2%         251.7%      106.8%       159.7%
================================================================================================

Three Months Ended September 30, 2004 Compared with 2003

  Net results for Standard Lines for the three months ended September 30, 2004 were adversely impacted by recent catastrophes including estimated net losses related to Hurricanes Charley, Frances, Ivan and Jeanne. The four storms negatively impacted third quarter Standard Lines results by $150.6 million after-tax and minority interest ($254.0 million pretax). This estimate is net of anticipated reinsurance recoveries, and includes the impact of reinstatement premiums and insurance assessments. Actual losses for these catastrophes could exceed CNA's current estimates. In addition, CNA recorded a bad debt provision for insurance receivables related to Professional Employer Organization ("PEO") accounts in the third quarter of 2004 of $56.6 million after-tax and minority interest ($95.0 million pretax). Favorably impacting the quarter was a $32.9 million after-tax and minority interest ($55.0 million pretax) reduction of current accident year losses established during the first half of the year. The third quarter of 2003 net results were adversely impacted by significant charges primarily related to net prior year development and increases in the provision for insurance and reinsurance receivables.

  For the three months ended September 30, 2004, net results increased $732.0 million as compared with the same period in 2003. This improvement was due primarily to decreased unfavorable net prior year development of $655.4 million after-tax and minority interest ($1,105.0 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $60.2 million after-tax and minority interest ($102.0 million pretax) and a decrease in the bad debt provision for reinsurance receivables of $21.9 million after-tax and minority interest ($36.0 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $26.5 million after-tax and minority interest ($44.0 million pretax) increase in insurance-related assessments and a $6.4 million after-tax and minority interest ($11.0 million pretax) increase in Unallocated Loss Adjustment Expense ("ULAE") reserves recorded in the third quarter of 2003. These favorable items were partially offset by decreased net realized investment results and increased catastrophe impacts in 2004. Catastrophe impacts were $157.0 million after-tax and minority interest ($264.0 million pretax) and $26.5 million after-tax and minority interest ($46.0 million pretax) for the three months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Standard Lines increased $18.0 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in the third quarter of 2003. Net written premiums were unfavorably impacted by continued decreases in retention and new business across most property and casualty lines in 2004. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain E&S programs, habitational construction business, silica-related risks, and workers' compensation policies classified as high hazard. The net written premium results are consistent with CNA's strategy of portfolio optimization. CNA's priority is a diversified portfolio in profitable classes of business.

  Standard Lines averaged rate increases of 3.0% and 15.0% for the three months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 65.0% and 71.0% were achieved for those contracts that were up for renewal.

  Net earned premiums increased $182.0 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by decreased ceded premiums related to corporate aggregate and other reinsurance treaties.

  Underwriting results improved by $1,257.0 million and the combined ratio decreased 129.5 points for the three months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 97.5 points for the three months ended September 30, 2004 as compared with the same period in 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,105.0 million and a decrease in the bad debt provision recorded for reinsurance receivables of $36.0 million. Additionally, the loss ratio for the period was favorably impacted by the absence of an $11.0 million increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe impacts. Catastrophe losses of $245.0 and $46.0 million were recorded for the three months ended September 30, 2004 and 2003. The increased catastrophe losses were primarily due to a $235.0 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne. Additionally, underwriting results for the third quarter of 2004 were favorably impacted by a $55.0 million reduction of current accident year losses established during the first half of the year.

  The expense ratio decreased 26.7 points for the three months ended September 30, 2004 as compared with the same period in 2003. This decrease was primarily due to an increased net earned premium base, a $102.0 million decrease in the provision for uncollectible insurance receivables recorded in 2004 and reduced expenses as a result of the expense initiatives as compared with the same period in 2003. Also contributing to these favorable impacts was the absence of a $44.0 million increase in certain insurance-related assessments recorded in the third quarter of 2003. Partially offsetting these favorable impacts was a $14.0 million increase in estimated underwriting assessments for the hurricanes.

  The substantial bad debt provisions for insurance receivables in the third quarter of 2004 and 2003 were primarily related to PEO accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, CNA performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, CNA recorded an estimated bad debt provision of $187.0 million. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated based on current credit information on the insured. Based on the updated study, CNA recorded an estimated bad debt provision of $95.0 million in the third quarter of 2004 for these accounts.

  The dividend ratio decreased 5.3 points for the three months ended September 30, 2004 as compared with the same period in 2003 due to net prior year favorable dividend development, primarily related to workers compensation products, and due to unfavorable net prior year development in 2003. Unfavorable dividend development of $46.0 million was primarily related to workers compensation products for the three months ended September 30, 2003. A review was completed in the third quarter of 2003 indicating dividend development that was higher than prior expectations. This development was recorded for accident years 2002 and prior.

  Unfavorable net prior year development of $6.0 million was recorded for the three months ended September 30, 2004, including $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $8.0 million of unfavorable premium development. Unfavorable net prior year development of $1,111.0 million, including $823.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $288.0 million of unfavorable premium development, was recorded for the same period in 2003.

  In the third quarter of 2004, approximately $15.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in relation to CNA's share of the National Workers Compensation Reinsurance Pool ("NWCRP"). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including CNA.

  The following discusses net prior year development for Standard Lines recorded for the three months ended September 30, 2003.

  Approximately $495.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the actual number of claims reported during 2003 was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was nearly 35.0% higher than the last six months of 2002. The number of claims reported during the last six months of 2002 increased by less than 10% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The recorded net prior year development related to construction defect claims was primarily for accident years 1999 and prior.

  Unfavorable net prior year claim and allocated claim adjustment expense development of approximately $285.0 million, was recorded for large account business including workers compensation coverages. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses completed during the third quarter of 2003 included claims handled by third party administrators ("TPA"), which indicated higher losses from large accounts including an increase in the amounts of losses in excess of policyholder deductibles. The net prior year development was recorded primarily for accident years 2000 and prior.

  Approximately $77.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. Updated data showed the average claim size increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20.0%. Prior data had shown average policyholder defense cost to be level. The net prior year reserve development recorded was primarily for accident years 2001 and prior.

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

  Approximately $73.0 million of unfavorable development was recorded as the result of a commutation of all ceded reinsurance treaties with Gerling, related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development.

  Approximately $11.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development recorded was primarily for accident years 2000 and 2001.

  The following net prior year development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to E&S lines was recorded in the third quarter of 2003. Partially offsetting this unfavorable net prior year development was favorable net prior year development of approximately $210.0 million in the property line of business, including $79.0 million related to the September 11, 2001 World Trade Center Disaster and related events ("WTC event").

  Also, offsetting the net prior year unfavorable development was a $140.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit is comprised of $300.0 million of ceded losses and $160.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

Nine Months Ended September 30, 2004 Compared with 2003

  Net income increased $974.0 million for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was due primarily to decreased unfavorable prior year development of $837.9 million after-tax and minority interest ($1,412.0 million pretax), as discussed below, a $73.0 million after-tax and minority interest ($124.0 million pretax) decrease in the bad debt provision for insurance receivables, a $29.2 million after-tax and minority interest ($49.0 million pretax) decrease in the bad debt provision for reinsurance receivables and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of $26.5 million after-tax and minority interest ($44.0 million pretax) increase in insurance-related assessments and a $6.4 million after-tax and minority interest ($11.0 million pretax) increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts on 2004 net income were partially offset by decreased net realized investment gains and increased catastrophe losses in the third quarter of 2004. Catastrophe impacts were $162.5 million after-tax and minority interest ($274.0 million pretax) and $63.9 million after-tax and minority interest ($108.0 million pretax) for the nine months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Standard Lines increased $132.0 million and net earned premiums increased $518.0 million for the nine months ended September 30, 2004 as compared with the same period in 2003. These increases in net written and earned premiums were attributable to the same reasons as discussed above in the three month comparison.

  Standard Lines averaged rate increases of 5.0% and 17.0% for the nine months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Competitive market pressures are expected to continue to contribute to the moderation of rate increases as property and casualty market pricing continues to soften. Retention rates of 69.0% and 72.0% were achieved for those contracts that were up for renewal. Retention for the nine month period was impacted for the same reasons discussed above for the three month period.

  Underwriting results improved by $1,678.0 million and the combined ratio decreased 52.9 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 38.3 points for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was primarily due to decreased net unfavorable prior year development of $1,412.0 million and a decrease in the bad debt provision for reinsurance receivables of $49.0 million. Additionally, the loss ratio for the period was favorably impacted by the absence of an $11.0 million increase in ULAE reserves. These favorable impacts on 2004 underwriting results were partially offset by increased catastrophe impacts in 2004. Catastrophe losses of $255.0 and $108.0 million were recorded for the nine months ended September 30, 2004 and 2003.

  The expense ratio decreased 12.0 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The dividend ratio decreased 2.6 points for the nine months ended September 30, 2004 as compared with the same period in 2003. These decreases were attributable to the same reasons as discussed in the three month comparison.

  Unfavorable net prior year development of $13.0 million was recorded for the nine months ended September 30, 2004, including $111.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $98.0 million of favorable premium development. Unfavorable net prior year development of $1,425.0 million, including $957.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $468.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Standard Lines were $14,370.0 and $14,282.0 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $9,236.0 and $8,967.0 million at September 30, 2004 and December 31, 2003.

  See the three months comparison above for discussion of net prior year development for the nine months ended September 30, 2004.

  In addition to the development recorded in the third quarter of 2004 discussed in the three month comparison, CNA finalized commutation agreements with several members of the Trenwick Group in the second quarter of 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

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

  See the three months comparison above for discussion of net prior year development for the nine months ended September 30, 2003.

  In addition to the development recorded in the third quarter of 2003 discussed in the three month comparison, unfavorable net prior year development of approximately $310.0 million, including $233.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business in the second quarter of 2003, primarily driven by workers compensation exposures. This development resulted from the completion of reserve reviews for large account business where the insured is often responsible for a portion of the losses, and claims are handled by CNA. Initial reserves for this business are set based on the expected losses associated with the individual accounts covered and the terms of the individual plans. Based on analyses completed during the second quarter of 2003, it became apparent that the assumptions regarding the number and size of the losses, which were used to estimate the expected losses, were no longer appropriate. The analyses showed that the actual number of claims and the average claim size were larger than expected. The development recorded was for accident years prior to 2002.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development during the first and second quarters of 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This development was due to an increase in the size of known claims and increases in policyholder defense costs. The reserve development recorded was for accident years prior to 2001.

  Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million was recorded for a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year, of which, $36.0 million was recorded in the second quarter of 2003 and $4.0 million was recorded in the third quarter of 2003. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

  Approximately $25.0 million of unfavorable net prior year premium development was recorded related to a second quarter 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures recorded in the second quarter of 2003. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense net prior year reserve development, which was ceded under this contract. The development was recorded for accident year 2000.

  Offsetting these unfavorable net prior year developments was a $75.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in the first and second quarters of 2003. The first and second quarter 2003 benefit is comprised of $180.0 million of ceded losses and $105.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

  Favorable net prior year claim and allocated claim adjustment expense reserve development was also recorded in property lines, primarily in the first quarter of 2003. The favorable reserve development was principally from accident years 2001 and 2002 and was the result of the lower than expected number of large losses in recent years.

Specialty Lines

  The following table summarizes the results of operations for Specialty
Lines:

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                  2004           2003        2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Net written premiums                           $  599.0       $  528.0    $1,772.0     $1,491.0
Net earned premiums                               576.0          451.0     1,672.0      1,338.0
Underwriting income (loss)                         55.0         (310.0)      165.0       (360.0)
Income (loss) before net realized
 investment gains                                  73.7         (125.2)      215.6        (88.5)
Net realized investment (losses) gains             (7.7)          10.8        21.0         46.7
Net income (loss)                                  66.0         (114.4)      236.6        (41.8)

Ratios:
  Loss and loss adjustment expense                 62.8%         138.1%       63.4%        97.8%
  Expense                                          27.2           30.3        26.4         28.9
  Dividend                                          0.4            0.3         0.3          0.2
------------------------------------------------------------------------------------------------
  Combined                                         90.4%         168.7%       90.1%       126.9%
================================================================================================

Three Months Ended September 30, 2004 Compared with 2003

  Net results improved $180.4 million for the three months ended September 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development of $129.6 million after-tax and minority interest ($216.0 million pretax), a decrease in the bad debt provision for reinsurance receivables of $37.4 million after-tax and minority interest ($64.0 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $12.8 million after-tax and minority interest ($22.0 million pretax) increase in ULAE reserves and a $6.4 million after-tax and minority interest ($11.0 million pretax) increase in insurance related assessments recorded in the third quarter of 2003. These improvements were partially offset by decreased net realized investment gains and increased catastrophe impacts in 2004. Catastrophe impacts were $6.4 million after-tax and minority interest ($11.0 million pretax) and $0.9 million after-tax and minority interest ($1.0 million pretax) for the three months ended September 30, 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Specialty Lines increased $71.0 million and net earned premiums increased $125.0 million for the three months ended September 30, 2004 as compared with the same period in 2003. This increase was primarily driven by rate increases and retention, principally in Professional Liability Insurance ("CNA Pro") and decreased premiums ceded to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003, principally due to the unfavorable net prior year development recorded in the third quarter of 2003.

  Specialty Lines averaged rate increases of 6.0% and 24.0% for the three months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 81.0% and 82.0% were achieved for those contracts that were up for renewal.

  Underwriting results improved by $365.0 million and the combined ratio decreased 78.3 points for the three months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 75.3 points due principally to decreased unfavorable net prior year development of $216.0 million, a $64.0 million decrease in bad debt reserves for uncollectible reinsurance and an improvement in the current net accident year loss ratio. Additionally, the loss ratio for the period was favorably impacted by the absence of a $22.0 million increase in ULAE reserves recorded in the third quarter of 2003. These favorable impacts to the loss ratio were partially offset by increased catastrophe impacts. Catastrophe losses of $10.0 and $1.0 million were recorded for the three months ended September 30, 2004 and 2003. The increased catastrophe losses were due to a $10.0 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

  The expense ratio decreased 3.1 points primarily due to the increased earned premium base and the absence of an $11.0 million increase in certain insurance related assessments recorded in the third quarter of 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to CNA's expense initiatives. Partially offsetting these favorable impacts are reduced ceding commissions due to the intentional reduction of the use of reinsurance.

  Favorable net prior year development was $21.0 million, including $9.0 million of favorable claim and allocated claim adjustment expense and $12.0 million of favorable premium development, for the three months ended September 30, 2004. Unfavorable net prior year development of $195.0 million, including $164.0 million of unfavorable claim and allocated claim adjustment expense development and $31.0 million of unfavorable premium development, was recorded for the same period in 2003.

  The following discusses net prior year development for Specialty Lines recorded for the three months ended September 30, 2003.

  Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded relating to increased severity in excess coverages provided to facilities providing health care services. The development was based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applies. The current claim trends indicated that the layers of coverage provided by CNA would be impacted. The reserve development recorded was primarily for accident years 2001 and prior.

  Approximately $47.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for Surety for workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002.

  Approximately $25.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded for directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The reserve development recorded was primarily for accident years 2000 and 2001.

  Approximately $47.0 million of losses were recorded as the result of a commutation of ceded reinsurance treaties with Gerling, relating to accident years 1999 through 2002.

  The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Offsetting this net prior year unfavorable reserve development was a $27.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $59.0 million of ceded losses and $32.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

Nine Months Ended September 30, 2004 Compared with 2003

  Net results improved $278.4 million for the nine months ended September 30, 2004 as compared with the same period in 2003. This improvement was driven primarily by decreased unfavorable net prior year development of $147.9 million after-tax and minority interest ($248.0 million pretax), a decrease in the bad debt provision for reinsurance receivables of $73.0 million after-tax and minority interest ($123.0 million pretax) and increased net investment income. Additionally, net results for the period were favorably impacted by the absence of a $12.8 million after-tax and minority interest ($22.0 million pretax) increase in ULAE reserves and a $6.4 million after-tax and minority interest ($11.0 million pretax) increase in insurance related assessments recorded in the third quarter of 2003. The increases in net income were partially offset by decreased net realized investment gains and increased catastrophe impacts. Catastrophe impacts were $8.2 million after-tax and minority interest ($14.0 million pretax) and $1.8 million after-tax and minority interest ($3.0 million pretax) for the nine months ended September 30, 2004 and 2003, as discussed below. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains.

  Net written premiums for Specialty Lines increased $281.0 million and net earned premiums increased $334.0 million for the nine months ended September 30, 2004 as compared with the same period in 2003. These increases in net written and net earned premiums were primarily attributable to the same reasons as discussed above in the three month comparison.

  Specialty Lines averaged rate increases of 10.0% and 29.0% for the nine months ended September 30, 2004 and 2003 for the contracts that renewed during the period. Retention rates of 82.0% and 81.0% were achieved for those contracts that were up for renewal.

  Underwriting results improved by $525.0 million and the combined ratio decreased 36.8 points for the nine months ended September 30, 2004 as compared with the same period in 2003. The loss ratio decreased 34.4 points due principally to decreased unfavorable net prior year development of $248.0 million, a decrease in the bad debt provisions for uncollectible reinsurance of $123.0 million and an improvement in the current net accident year loss ratio. Additionally, the loss ratio for the period was favorably impacted by the absence of a $22.0 million increase in ULAE reserves recorded in the third quarter of 2003. Catastrophe losses of $13.0 and $3.0 million were recorded for the nine months ended September 30, 2004 and 2003.

  The expense ratio decreased 2.5 points due primarily to the reasons discussed above in the three month comparison.

  Unfavorable net prior year development was $39.0 million, including $65.0 million of unfavorable claim and allocated claim adjustment expense and $26.0 million of favorable premium development for the nine months ended September 30, 2004. Unfavorable net prior year development of $287.0 million, including $263.0 million of unfavorable claim and allocated claim adjustment expense development and $24.0 million of unfavorable premium development, was recorded for the same period in 2003. The gross carried claim and claim adjustment expense reserves for Specialty Lines were $4,658.0 and $4,200.0 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,141.0 and $2,919.0 million at September 30, 2004 and December 31, 2003.

  In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large directors and officers claims primarily in recent accident years.

  In addition to the unfavorable net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded for directors and officers exposures in the second quarter of 2003. The unfavorable net prior year reserve development was a result of a claims review that was completed during the second quarter of 2003. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. The unfavorable net prior year reserve development recorded was primarily for accident years 2001 and 2002.

  Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the Surety line of business as the result of adverse developments on one large claim in the second quarter of 2003.

  Approximately $37.0 million of losses were recorded in the second quarter of 2003 as the result of a commutation of three ceded reinsurance treaties covering CNA HealthPro, related to accident years 1999 through 2001. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

Life and Group Non-Core

Three Months Ended September 30, 2004 Compared with 2003

  Net earned premiums for Life and Group Non-Core decreased $429.0 million in the third quarter of 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. The group benefits business was sold on December 31, 2003 and the individual life business was sold on April 30, 2004. There were no net earned premiums from the sold life and group businesses for the three months ended September 30, 2004 as compared with $372.0 million for the same time period in 2003. Net earned premiums also decreased in most of the remaining lines of business, which are in runoff and are expected to continue to decrease.

  Net results decreased $53.3 million in the third quarter of 2004 as compared with the same period in 2003. The decrease in net results related primarily to the absence of favorable results from the group benefits and individual life businesses, decreased net realized investment gains and decreased net investment income for the remaining lines of business. Net income for the sold life and group businesses was $30.6 million for the three months ended September 30, 2003. Included in the net results for the three months ended September 30, 2004 is the $4.6 million after-tax and minority interest ($9.0 million pretax) realized gain on the sale of the CNA Trust business and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. Partially offsetting these negative impacts to 2004 net results is the absence of the $50.0 million pretax unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in the third quarter of 2003 related to CNA's past participation in several insurance pools, which is part of the group reinsurance run-off business.

Nine Months Ended September 30, 2004 Compared with 2003

  Net earned premiums for Life and Group Non-Core decreased $1,090.0 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits and the individual life businesses. Net earned premiums for the sold life and group businesses were $115.0 and $1,103.0 million for the nine months ended September 30, 2004 and 2003. Net earned premiums also decreased in most of the remaining lines of business, which are in runoff and are expected to continue to decrease.

  Net results decreased $441.3 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $352.9 million after-tax and minority interest ($618.6 million pretax) for the sale of the individual life business and the absence of favorable results from the group benefits and individual life businesses. Net results for the sold life and group businesses were $379.7 million of net loss (including the loss on sales and the effects of shared corporate overhead expenses) and $48.6 million of net income for the nine months ended September 30, 2004 and 2003.

  Net results also decreased as a result of the $20.1 million after-tax and minority interest ($34.0 million pretax) increase in insurance reserves and the allowance for uncollectible reinsurance in the second quarter of 2004 related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures

("IGI Program") and CNA's past participation in accident and health reinsurance programs. Partially offsetting these unfavorable impacts to the 2004 results is the absence of the $50.0 million unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in the third quarter of 2003 as discussed in the three month comparison, which was also primarily related to CNA's past participation in the IGI Program.

Other Insurance

Three Months Ended September 30, 2004 Compared with 2003

  Revenues decreased $69.2 million for the three months ended September 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased pretax realized investment gains. Partially offsetting these unfavorable impacts to revenues in 2004 as compared to 2003, were favorable impacts from the absence of ceded premiums to corporate aggregate reinsurance treaties, and a $10.0 million decrease in the interest expense related to the corporate aggregate reinsurance treaties. See the Investments section of this MD&A for additional information on realized investment gains (losses) and net investment income, which is reflected net of this interest expense.

  Net income increased $696.9 million for the three months ended September 30, 2004 as compared with the same period in 2003. The increase in net income was due primarily to a $552.3 million after-tax and minority interest ($931.0 million pretax) decrease in unfavorable net prior year development, a $40.2 million after-tax and minority interest decrease in ULAE reserves, a $107.7 million after-tax and minority interest decrease in the provision for uncollectible reinsurance receivables, the absence of the $11.0 million after-tax and minority interest increase in certain insurance related assessments during the third quarter of 2003 and decreased net realized investment gains.

  Unfavorable net prior year development of $12.0 million was recorded for the three months ended September 30, 2004, including $10.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development. Unfavorable net prior year development of $943.0 million was recorded for the three months ended September 30, 2003, including $903.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $40.0 million of unfavorable premium development.

  The following discusses net prior year development for the Other Insurance Segment recorded for the three months ended September 30, 2003.

  This development was primarily driven by $795.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for a further discussion of APMT development.

  The unfavorable net prior year development in 2003 was also driven by a change in the reporting pattern of losses as reported by the companies that purchased reinsurance from CNA Re. Losses continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases were greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Unfavorable net prior year development of approximately $67.0 million was recorded related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development related to assumed financial reinsurance covers in accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development related to professional liability exposures in accident years 2001 and prior was recorded in the three months ended September 30, 2003.

  CNA Re recorded an additional $15.0 million of unfavorable net prior year development for construction defect related exposures in the third quarter of 2003. Because of the unique nature of this exposure, losses will not follow normal development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve.

  The following development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions of individual products within CNA Re. Unfavorable net prior year development of approximately $42.0 million related to surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003. Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable development related to the WTC event. In addition, there was a $37.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. This benefit was comprised of $80.0 million of ceded losses and $43.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of the Company's aggregate reinsurance treaties.

Nine Months Ended September 30, 2004 Compared with 2003

  Revenues decreased $251.5 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in 2003 and decreased pretax realized investment gains. Partially offsetting these decreases was an increase in net investment income. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

  Net income increased $754.5 million for the nine months ended September 30, 2004 as compared with the same period in 2003. The increase in net income was primarily attributable to the same items discussed in the three month comparison.

  Unfavorable net prior year development of $76.0 million was recorded for the nine months ended September 30, 2004, including $63.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $13.0 million of unfavorable premium development. Unfavorable net prior year development of $1,058.0 million was recorded for the nine months ended September 30, 2003, including $1,027.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $31.0 million of unfavorable premium development. The gross carried claim and claim adjustment expense reserves for Other Insurance were $8,760.0 and $9,672.0 million at September 30, 2004 and December 31, 2003. The net carried claim and claim adjustment expense reserves were $3,277.0 and $3,737.0 million at September 30, 2004 and December 31, 2003.

  The net prior year development recorded for 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

  The following discusses net prior year development for the Other Insurance Segment recorded for the nine months ended September 30, 2003.

  In addition to the net prior year development recorded in the third quarter of 2003 as discussed in the three month comparison, unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded related to an adverse arbitration decision involving a single large property and business interruption loss. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

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

  Offsetting this unfavorable development was a $10.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $24.0 million of ceded losses and $14.0 million of ceded premiums for accident years 2000 and 2001. See Note 5 in the Notes to the Consolidated Condensed Financial Statements for further discussion.

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

  In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of "joint and several" liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs' lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to CNA's ability to recover reinsurance for asbestos and environmental pollution claims.

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

  Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

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

  The following table provides data related to CNA's asbestos, environmental pollution and mass tort claim and claim adjustment expense reserves:


                                             September 30, 2004            December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Environmental             Environmental
                                                         Pollution and             Pollution and
                                            Asbestos       Mass Tort    Asbestos     Mass Tort
------------------------------------------------------------------------------------------------
(In millions)


Gross reserves                              $ 3,221.0     $   787.0    $ 3,347.0      $  839.0
Ceded reserves                               (1,514.0)       (279.0)    (1,580.0)       (262.0)
------------------------------------------------------------------------------------------------
Net reserves                                $ 1,707.0      $  508.0    $ 1,767.0      $  577.0
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

  In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers, and the addition of new defendants such as the distributors and installers of products containing asbestos. During the first three quarters of 2004 the rate of new filings appears to have decreased from the filing rates seen in the past several years. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

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

  As a result of bankruptcies and insolvencies, management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in the first nine months of 2004.

  As of September 30, 2004 and December 31, 2003, CNA carried approximately $1,707.0 and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $44.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $642.0 million of asbestos-related net claim and claim adjustment expense development for the same period in 2003. The unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. CNA paid asbestos-related claims, net of reinsurance recoveries, of $104.0 and $101.0 million for the nine months ended September 30, 2004 and 2003.

  CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $179.0 million. As to the eleven structured settlement agreements existing at September 30, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it has future payment obligations with a reserve, net of reinsurance, of $188.0 million.

  In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At September 30, 2004, CNA had remaining payment obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $19.0 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of September 30, 2004, CNA had negotiated thirty-one coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $81.0 million, net of reinsurance as of September 30, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109.0 million, net of reinsurance.

  CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At September 30, 2004, CNA had 180 large accounts and had established reserves of $369.0 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. CNA management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

  Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2004, CNA had 1,095 small accounts, approximately 82.8% of its total active asbestos accounts, with reserves of $153.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

  CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At September 30, 2004, CNA's reserve was $156.0 million, net of reinsurance, related to these liabilities. At December 31, 2003, CNA had recorded a $157.0 million reserve related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including Excess & Casualty Reinsurance Association ("ECRA").

  At September 30, 2004, the unassigned IBNR reserve was $696.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for asbestos was $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The tables below depict CNA's overall pending asbestos accounts and associated reserves at September 30, 2004 and December 31, 2003.


                                                                    Net                Percent
                                                                   Paid     Net          of
                                                   Number of      Losses  Asbestos  Asbestos Net
September 30, 2004                                Policyholders  in 2004  Reserves     Reserves
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                                  11      $ 39.0  $  179.0     10.5%
  Wellington                                               4         4.0      19.0      1.1
  Coverage in place                                       31         8.0      81.0      4.7
  Fibreboard                                               1                  54.0      3.2
------------------------------------------------------------------------------------------------
Total policyholders with settlement agreements            47        51.0     333.0     19.5
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large asbestos accounts                                180        35.0     369.0     21.6
  Small asbestos accounts                              1,095        15.0     153.0      9.0
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts         1,275        50.0     522.0     30.6
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                        3.0     156.0      9.1
Unassigned IBNR                                                              696.0     40.8
------------------------------------------------------------------------------------------------
Total                                                  1,322      $104.0  $1,707.0    100.0%
================================================================================================


                                                                   Net                 Percent
                                                                   Paid     Net          of
                                                   Number of      Losses  Asbestos  Asbestos Net
December 31, 2003                                 Policyholders  in 2003  Reserves     Reserves
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

  CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 75,105 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey).

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

  .  the mix of asbestos-related diseases presented, and

  .  the ability to recover reinsurance.

  CNA is also monitoring possible legislative reforms, including possible federal legislation to create a national privately financed trust financed by contributions from insurers such as CNA, industrial companies and others, which if established, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, its impact on CNA.

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

  Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA's adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

  A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2003 or in the first three quarters of 2004, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

  As of September 30, 2004 and December 31, 2003, CNA carried approximately $508.0 and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2004 and $153.0 million unfavorable development in the same period of 2003. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $79.0 and $68.0 million for the nine months ended September 30, 2004 and 2003. Additionally, CNA recorded $10.0 million of current accident year losses related to mass tort in 2004.

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

  In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and continuing in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA's ability to estimate its ultimate liability for such claims.

  CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2004, CNA had two structured settlement agreements and has established reserves of $7.0 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it has future payment obligations with a recorded reserve of $12.0 million, net of reinsurance.

  CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2004, CNA had negotiated thirteen coverage in place agreements and had established a reserve of $9.0 million, net of reinsurance. At December 31, 2003, CNA had six such agreements in which CNA committed coverage for payment of claims and claim related adjustment expenses subject to documentation requirements as set forth in the terms of each specific agreement. At December 31, 2003, CNA had a recorded reserve of $8.0 million, net of reinsurance, related to coverage in place agreements.

  CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At September 30, 2004, CNA had 133 large accounts with a collective reserve of $84.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. CNA had 144 large accounts with a collective reserve of $86.0 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2004, CNA had 396 small accounts with a collective reserve of $48.0 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53.0 million, net of reinsurance, at December 31, 2003.

  CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including Excess and Casualty Reinsurance Association ("ECRA"). CNA has a reserve of $37.0 and $38.0 million related to these liabilities at September 30, 2004 and December 31, 2003.

  At September 30, 2004, CNA's unassigned IBNR reserve was $169.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

  The tables below depict CNA's overall pending environmental pollution accounts and associated reserves at September 30, 2004 and December 31, 2003.


                                                              Net
                                                              Paid        Net        Percent of
                                                             Losses  Environmental Environmental
                                                  Number of    in      Pollution   Pollution Net
September 30, 2004                             Policyholders  2004      Reserves      Reserves
------------------------------------------------------------------------------------------------
(In millions of dollars)

Policyholders with settlement agreements:
  Structured settlements                               2      $ 12.0     $    7.0           2.0%
  Coverage in place                                   13         4.0          9.0           2.5
------------------------------------------------------------------------------------------------
Total policyholders with settlement agreements        15        16.0         16.0           4.5
------------------------------------------------------------------------------------------------

Other policyholders with active accounts:
  Large pollution accounts                           133        13.0         84.0          23.7
  Small pollution accounts                           396        10.0         48.0          13.6
------------------------------------------------------------------------------------------------
Total other policyholders with active accounts       529        23.0        132.0          37.3
------------------------------------------------------------------------------------------------
Assumed reinsurance and pools                                    1.0         37.0          10.5
Unassigned IBNR                                                             169.0          47.7
------------------------------------------------------------------------------------------------
Total                                                544      $ 40.0     $  354.0         100.0%
================================================================================================

                                                              Net
                                                              Paid        Net        Percent of
                                                             Losses  Environmental Environmental
                                                  Number of    in      Pollution   Pollution Net
December 31, 2003                              Policyholders  2003      Reserves      Reserves
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

  Revenues increased by $32.7 and $38.8 million, or 3.8% and 1.6% for the three and nine months ended September 30, 2004 and net income increased by $34.1 and $13.4 million, or 22.7% and 3.0% for the three months and nine months ended September 30, 2004 as compared to the corresponding periods of the prior year.

  The increase in revenues for the three months ended September 30, 2004, as compared to the corresponding period of the prior year, is primarily due to higher net sales of $36.5 million, partially offset by reduced investment income of $3.8 million. The increase in net sales reflects an increase of $47.2 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales) and increased revenues of $12.2 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard's cash discount rate offered to direct buying accounts, partially offset by decreased unit sales volume of approximately 3.5% (representing a decrease of $22.9 million, assuming prices were unchanged from the corresponding period of the prior year).

  Net income increased for the three months ended September 30, 2004, as compared to the corresponding period of the prior year, due primarily to lower sales promotion expenses and a decrease in product liability defense costs as described below. Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, sales promotion costs in a quarter are not necessarily indicative of costs which may be incurred in subsequent periods.

  The increase in revenues for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year, is primarily due to higher net sales of $47.4 million, partially offset by reduced investment income of $8.6 million. The increase in net sales reflects an increase of $31.7 million as a result of a reduction of approximately one percentage point in the cash discount rate offered to direct buying accounts, $14.2 million of lower product returns and lower sales promotion expenses. These increases were partially offset by decreased unit sales volume of approximately 0.4% (representing a decrease of $8.9 million, assuming prices were unchanged from the corresponding period of the prior year).

  Net income increased for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year, due primarily to lower sales promotion expenses and the absence of charges of $16.8 and $17.1 million in 2003 (net of taxes) related to the tobacco growers settlement and an agreement with the Brown and Williamson Corporation. These improvements were partially offset by a $28.7 million (net of taxes) increase in tobacco settlement costs related to the State Settlement Agreements.

  Lorillard's total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 3.5% and 0.4% for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. Domestic wholesale volume decreased 3.9% and 0.6% for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. Total Newport unit sales volume decreased 2.6% for the three months ended September 30, 2004 and increased 0.4% for the nine months ended September 30, 2004. Domestic U.S. Newport volume decreased 3.1% for the three months ended September 30, 2004 and increased 0.2% for the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. These results were partially offset by the competitive impact of deep discount brands and on-going competitive promotions. Lorillard's volume for the three and nine months ended September 30, 2004 was also affected by generally weak economic conditions.

  On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 2.0% of Lorillard's net unit sales for both the three and nine months ended September 30, 2004, as compared to 1.8% and 1.4% in 2003.

  Tobacco settlement costs related to the settlement agreements between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the "State Settlement Agreements") decreased slightly for the three months and increased for the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. Lorillard recorded pretax charges of $213.6, $214.6, $649.0 and $592.2 million ($132.8,
$132.5, $398.3 and $369.6 million after taxes) for the three and nine months ended September 30, 2004 and 2003, respectively, to record its obligations under various settlement agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $1.0 million pretax decrease in tobacco settlement costs for the three months ended September 30, 2004, as compared to the corresponding period of the prior year, is due to lower charges for lower unit sales volume ($8.0 million), partially offset by another year of inflation on base payments ($3.2 million) and other adjustments ($3.8 million) under the State Settlement Agreements. The $56.8 million increase in tobacco settlement costs for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year, is due to another year of inflation on base payments ($26.0 million) and other adjustments ($33.7 million), partially offset by lower charges for lower unit sales volume ($2.9 million) under the State Settlement Agreements.

  Other operating expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. Lorillard's outside legal fees and other external product liability defense costs were $16.9, $25.1, $69.9 and $68.1 million, for the three and nine months ended September 30, 2004 and 2003, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. It is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Selected Market Share Data

  The following table provides market share and other data for Lorillard and Newport with respect to the U.S. cigarette industry and the premium and menthol segments of the market.

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
------------------------------------------------------------------------------------------------
                                                 2004          2003           2004        2003
------------------------------------------------------------------------------------------------

Lorillard's share of the domestic
 market (1)                                      8.73%         8.84%          8.76%       8.60%
Lorillard's premium segment as
 a percentage of its total domestic
 volume (1)                                      95.3%         95.3%          95.4%       95.6%
Newport share of the domestic market (1)         7.93%         7.96%          7.95%       7.74%
Newport share of the premium segment (1)         11.4%         11.5%          11.4%       11.3%
Total menthol segment market share
 for the industry (2)                           26.87%        26.81%         26.90%      26.65%
Newport's share of the menthol
 segment (2)                                     31.4%         30.5%          31.0%       30.1%
Newport as a percentage of
 Lorillard's (3):
  Total volume                                   91.0%         90.2%          90.9%       90.2%
  Net sales                                      92.2%         91.1%          92.2%       91.3%

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

  Effective June of 2004, MSAI made three changes in the information it reports as noted below.

  (1) MSAI is now reporting actual units shipped by Commonwealth Brands, Inc.
  (2) MSAI has implemented a new model for estimating unit sales volume for certain of the smaller, primarily deep discount cigarette manufacturers.
  (3) MSAI has restated volume and the resulting effects on share of market from January 2001 forward.

The effects of these changes are as follows:

  . Total industry volume increased based on new smaller manufacturer estimates, and actual reported volume for Commonwealth Brands, Inc. ("CBI").
  . Based on the revised industry volume number, market shares for Lorillard "LLD"), Philip Morris ("PM"), Reynolds American ("RAI") and Liggett Vector Brands ("LVB") have been restated from January 2001 forward and will be lower. Correspondingly, market shares will be higher for the aggregate smaller company total plus Commonwealth Brands, Inc.

  Despite the effects of MSAI's new estimation model for deep discount manufacturers, Lorillard management continues to believe that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

  Overall, domestic industry unit sales volume decreased 2.7% and 2.5% for the three and nine months ended September 30, 2004, as compared to 2003. Lorillard domestic wholesale unit sales volume decreased 3.9% and 0.6% for the three and nine months ended September 30, 2004 as compared to 2003. Industry sales for premium brands were 69.9% and 69.6% of the total domestic markets for the three and nine months ended September 30, 2004, as compared to 69.2% and 68.6% in 2003.

Business Environment

  The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

  . A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in

     September of 2003. The Florida Supreme Court has agreed to hear plaintiffs' appeal, and argument is scheduled for November 3, 2004. In another case, Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million from the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard's share of the Scott judgment has not been determined. The court's final judgment also reflects its award of judicial interest. As of September 30, 2004, judicial interest totaled an additional amount of approximately $350.0 million. The judicial interest award will continue to accrue until the judgment is paid. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals. The U.S. Department of Justice has also brought an action against Lorillard and other tobacco companies. The government seeks, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering "enterprise," as well as various injunctive relief. Trial of this matter began during September of 2004 and is proceeding. See Item 3 - Legal Proceedings and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

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

  . In July of 2004, R.J. Reynolds Tobacco Company ("RJR"), the second largest cigarette manufacturer in the United States, and British American Tobacco completed the combination of the U.S. tobacco business of RJR with British American Tobacco's U.S. tobacco business ("B&W"), the third largest cigarette manufacturer in the United States. The consolidation of these two competitors has resulted in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created Reynolds American ("RAI"), having a combined market share of approximately 80%. In addition, this transaction combines in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 21%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

  . The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S.

     cigarette manufacturers have decreased at a compound annual rate of approximately 2.3% over the period 1984 through the first nine months of 2004 and approximately 3.5% over the period from 2001 through the first nine months of 2004, as measured by MSAI. In the first nine months of 2004, domestic U.S. cigarette industry volume declined by 2.5% as compared to 2003, according to information provided by MSAI.

  . Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. This cost advantage enables them to price their brands as much as 64% less than the list price of premium brand offerings from the major cigarette manufacturers. Market share for the deep discount brands decreased 0.12 share points from 14.28% in the first nine months of 2003 to 14.16% in the first nine months of 2004, as estimated by MSAI. The market share of deep discounts as estimated by MSAI, has increased from 9.92% in 2001 to 14.16% for the first nine months of 2004. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

  . Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep-discount cigarette segment. As a result of increased competition based on the retail price of brands and the market share of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard has not increased its wholesale prices since March of 2002. Increases by manufacturers in wholesale and retail price promotional allowances also effectively reduce the prices of many key brands. Certain of Lorillard's major competitors continue to promote their products through the use of restrictive merchandising programs that Lorillard believes impede its ability to compete for shelf space in retail outlets and make it difficult to effectively communicate its promotions to consumers.

  . Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. These taxes have increased significantly. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In 2004, the federal excise tax is $0.39 per pack and combined state and local excise taxes range from $0.03 to $3.00 per pack. In the first nine months of 2004, excise taxes were increased in seven states ranging from $0.10 to $0.75 per pack. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

  . Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking.

  .  Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. Recently the U.S. Senate passed a bill which would have granted the Food and Drug Administration ("FDA") authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. That bill was defeated in a Senate-House conference committee in early October. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage.

  . A federal law enacted in October 2004 repeals the federal supply management program for tobacco growers and compensates tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers would be responsible for paying 96.3% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. Payments will commence in the fourth quarter of 2004 and be based on the quantity of cigarettes produced during the previous quarter for domestic consumption. Lorillard believes that its payment obligations to tobacco growers in 2004 and subsequent years under the National Tobacco Growers Settlement Trust (see Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report) will be wholly offset by payments required under the new law.

  . Sales of counterfeit cigarettes in the United States continue to adversely impact sales by the manufacturer of the counterfeited brands, including Lorillard, and potentially damage the value and reputation of those brands.

Loews Hotels

  Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

  Revenues increased by $1.0 and $20.4 million, or 1.5% and 9.6% for the three and nine months ended September 30, 2004, and income from continuing operations decreased by $0.8 million for the three months ended September 30, 2004 and increased by $2.8 million for the nine months ended September 30, 2004, as compared to the corresponding periods of the prior year.

  Revenues increased for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year, due primarily to an increase in revenue per available room and higher equity income of $3.8 million from joint ventures for the nine months ended September 30, 2004. Revenue per available room for the three and nine months ended September 30, 2004 increased by $6.44 and $9.94, or 5.2% and 7.9%, to $129.30 and $134.74,
respectively. Occupancy rates decreased 0.5% for the three months ended September 30, 2004 and increased 2.7% for the nine months ended September 30, 2004. Average rates for the three and nine months ended September 30, 2004 increased by $9.41 and $7.13, or 6.0% and 4.2%, respectively.

  Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues include, among other items, guest charges for food and beverages, telecommunication services, garage and parking fees.

  Income from continuing operations decreased for the three months ended September 30, 2004 due to lower gross profit, higher advertising and depreciation expenses and lower equity income, partially offset by lower interest expenses. Equity income from joint ventures decreased $0.2 million for the three months ended September 30, 2004 due to $1.0 million for repairs and maintenance resulting from hurricane damage at properties located in Florida. Income from continuing operations for the nine months ended September 30, 2004 increased due to higher revenues discussed above, increased equity income from joint ventures and decreased interest expenses, partially offset by higher advertising and depreciation expenses.

Diamond Offshore

  Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

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

  Income from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment and personnel. Diamond Offshore previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as income over the term of the related drilling contracts. Effective July 1, 2004 Diamond Offshore changed its accounting to defer mobilization fees received and direct and incremental mobilization costs incurred over the term of the related drilling contracts. If Diamond Offshore had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

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

  Revenues increased by $24.7 and $78.4 million, or 13.4% and 15.5%, for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. Net income (loss) for the three and nine months ended September 30, 2004 was $0.1 and $(13.5) million, compared to $(5.1) and $(26.5) million in the corresponding periods of the prior year. Revenues for the three and nine months ended September 30, 2004 increased primarily due to higher contract drilling revenues of $25.7 and $82.7 million, partially offset by reduced investment income for the nine months ended September 30, 2004.

  Revenues from high specification floaters and other semisubmersible rigs increased by $2.6 and $23.4 million for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year. The increase reflects increased revenues due to increased utilization of $10.2 and $13.9 million, offset by decreased dayrates of $7.6 and $13.6 million for the three and nine months ended September 30, 2004. Revenues increased due also to the Ocean Rover contributing additional revenue of $23.2 million for the nine months ended September 30, 2004.

  Revenues from jack-up rigs increased $22.3 and $58.7 million, or 12.1% and 11.6% for the three and nine months ended September 30, 2004 due primarily to increased utilization of $14.4 and $32.7 million and increased dayrates of $7.9 and $26.0 million, as compared to the corresponding periods of the prior year.

  Investment income increased by $0.2 million or 5.7% and decreased by $2.7 million or $25.9%, for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year.

  Net loss decreased for the three and nine months ended September 30, 2004 due primarily to the increased revenues discussed above, partially offset by increased contract drilling expenses.

Texas Gas

  TGT Pipeline, LLC and subsidiaries ("Texas Gas"). TGT Pipeline, LLC is a wholly owned subsidiary of the Company.

  Revenues increased by $2.2 million or 4.9% and net income decreased by $1.2 million or 54.5% for the three months ended September 30, 2004, as compared to the corresponding periods of the prior year. Revenue increased due to increased gas storage services during 2004, resulting from new contracts and an increase in demand services and short-term firm revenues as customers responded to the volatility in natural gas prices. Net income decreased due to higher operation and maintenance costs related to the timing of system maintenance projects and increased administrative expenses, partially offset by the increased revenues.

  Revenues and net income for the nine months ended September 30, 2004 are not comparable to the prior year as 2003 results reflect operations from May 17, 2003, the date of acquisition.

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

  Exclusive of investment gains, revenues increased by $183.3 and $206.3 million and net income increased by $118.3 and $118.1 million for the three and nine months ended September 30, 2004, as compared to the corresponding periods of the prior year.

  In July of 2004, Hellespont sold all of its ultra-large crude oil tankers. The Company received cash distributions from Hellespont and recognized income of $179.3 million ($116.5 million after taxes) for the three and nine months ended September 30, 2004. See Liquidity and Capital Resources - Corporate and Other. Hellespont had been engaged in the business of owning and operating four ultra large crude oil tankers that were used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

  Revenues increased for the three and nine months ended September 30, 2004 due primarily to income of $179.3 million from the sale noted above, and increased investment income of $4.6 and $7.9 million, partially offset by decreased Bulova net sales of $1.4 million for the nine months ended September 30, 2004. Bulova net sales declined due primarily to lower watch unit sales volume, partially offset by higher watch prices. Net income increased for the three and nine months ended September 30, 2004 due primarily to income of $116.5 million from the Hellespont transaction and increased investment income of $3.1 and $4.6 million, partially offset by lower results from Bulova of $2.5 and $5.7 million. Bulova's results for the three and nine months ended September 30, 2004 include pretax charges of $4.1 and $4.8 million, respectively, for estimated remediation costs related to environmental liabilities.

  The components of investment gains (losses) included in Corporate and Other operations are as follows:

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Derivative instruments                          $  (1.6)     $  27.7     $   9.6       $   10.1
Equity securities, including
 short positions                                   24.6         22.2        42.8           30.8
Short-term investments                                         (14.8)        1.0          (21.5)
Other                                               2.4        (19.9)        8.8            6.9
------------------------------------------------------------------------------------------------
                                                   25.4         15.2        62.2           26.3
Income tax (expense) benefit                       (8.9)        (5.3)      (21.8)          (9.1)
Minority interest                                                1.9        (0.1)           2.2
------------------------------------------------------------------------------------------------
Net gains (losses)                              $  16.5      $  11.8     $  40.3       $   19.4
================================================================================================

Liquidity and Capital Resources

CNA Financial

Cash Flow

  The principal operating cash flow sources of CNA's insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

  For the nine months ended September 30, 2004, net cash provided by operating activities was $1,259.0 million as compared with $1,482.0 million for the same period in 2003. The decrease in cash provided by operating activities related primarily to decreased net premium collections in 2004 as compared with 2003. The decrease in net premium collections is primarily due to the sale of the individual life and group benefits businesses and the sale of the CNA Re renewal rights.

  Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

  For the nine months ended September 30, 2004, net cash used by investing activities was $1,149.0 million as compared with $1,270.0 million for the same period in 2003. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

  Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

  For the nine months ended September 30, 2004, net cash used by financing activities was $178.0 million as compared with $160.0 million for the same period in 2003. Cash flows used for financing activities were related principally to the repayment of debt.

  CNA has an existing shelf registration statement under which it may issue an aggregate of $549.0 million of debt or equity securities, declared effective by the Securities and Exchange Commission ("SEC").

Debt and Other Commitments

  See Note 9 of the Notes to the Consolidated Condensed Financial Statements for a detailed discussion of CNA's debt. CNA paid the $250.0 million three-year bank credit facility on April 20, 2004.

  See Note 15 of the Notes to the Consolidated Condensed Financial Statements for information related to CNA Surety's related party transactions with CNA and information related to commitments and contingencies. The impact of these transactions should be considered when evaluating CNA's liquidity and capital resources.

  CNA may consider refinancing alternatives or seek approval for extraordinary dividends in 2005 to fund CNA's debt service and principal repayment requirements. See the Dividends from Subsidiaries section of this MD&A for further information.

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

  In connection with the approval process for aspects of the reorganization plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. CNA is presently engaged in discussions related to the examination with state regulatory agencies and is exchanging information with the independent actuarial firm. No date has been set for the issuance of an examination report by the state authorities.

  Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

  Along with other companies in the industry, CNA has received subpoenas and interrogatories from the New York and Connecticut State Attorney Generals'

Offices concerning contingent compensation arrangements and fictitious quotes. CNA is responding as required by law.

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

  Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2004, CCC is in a negative earned surplus position. Until CCC is in a positive earned surplus position, all dividends require prior approval of the Department. In January of 2004, the Department approved extraordinary dividends in the amount of approximately $312.0 million to be used to fund CNA's 2004 debt service and principal repayment requirements. As of September 30, 2004, there is approximately $41.0 million of this extraordinary dividend capacity available for payment to CNA.

  CCC intends to request approval for extraordinary dividends in 2005 to fund CNA's debt service and principal repayment requirements.

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

  The actions that can be taken by rating agencies are changes in ratings or modifiers. "On Review," "Credit Watch" and "Rating Watch" are modifiers used by the ratings agencies to alert those parties relying on the Company's ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a Company action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. "Outlooks" accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

  The table below reflects the various group ratings issued by A.M. Best, Fitch, Moody's and S&P as of October 12, 2004 for the Property and Casualty

and Life companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.


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

  In addition, CNA believes that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on CNA's ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

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

  The terms of the State Settlement Agreements require significant payments to be made to the Settling States which began in 1998 and continue in perpetuity. Lorillard's cash payment under the State Settlement Agreements for the first nine months of 2004 was approximately $670.6 million.

  See Item 1 - Legal Proceedings and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

  Lorillard's marketable securities totaled $1,671.7 and $1,530.2 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, fixed maturity securities represented 89.9% of the total investment in marketable securities, including 16.6% invested in U.S. Treasury securities, 44.6% invested in overnight repurchase agreements and 38.8% invested in money market accounts.

  The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $544.7 million for the nine months ended September 30, 2004, compared to $869.7 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

  Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Diamond Offshore

  Cash generated from operating activities was $132.8 million for the nine months ended September 30, 2004, compared to $62.2 million in the comparable period of 2003. The increase is primarily due to an improvement in results of operations in the first nine months of 2004.

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

  Diamond Offshore expects to spend approximately $79.0 million in 2004 for capital expenditures. These expenditures include approximately $65.0 million associated with its continuing rig enhancement program (other than rig upgrades), approximately $9.0 million related to customer contract requirements and approximately $5.0 million for other corporate requirements including life enhancement maintenance of one of Diamond Offshore's semisubmersibles, the Ocean Concord. During the nine months ended September 30, 2004, Diamond Offshore spent $56.3 million on its continuing rig enhancement program and to meet other corporate capital expenditure requirements.

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

  On August 27, 2004, Diamond Offshore issued $250.0 million aggregate principal amount of 5.2% Senior Notes Due September 1, 2014 (the "Notes"). These Notes were issued at 99.759% of the principal amount and resulted in net proceeds to Diamond Offshore of $247.8 million.

  Diamond Offshore's credit rating is Baa2 for Moody's Investors Services ("Moody's") and A- for Standard & Poor's ("S&P"). In 2003 Moody's lowered its ratings of Diamond Offshore's long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook to stable from negative. On July 27, 2004, S&P lowered Diamond Offshore's debt rating from A to A- and rated its outlook as stable. Although Diamond Offshore's long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Texas Gas

  Texas Gas funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the nine months ended September 30, 2004 amounted to $93.4 million. Texas Gas's cash and cash equivalents totaled $19.9 and $19.2 million at September 30, 2004 and December 31, 2003, respectively.

  In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity.

Corporate and Other

  The parent company's cash and net investments (net of liabilities for securities purchased) totaled approximately $2.6 and $2.1 billion at September 30, 2004 and December 31, 2003. The increase in cash and net investments is primarily due to cash distributions of $302.9 million from Hellespont following the sale of all of its ultra-large crude oil tankers. The cash distributions included preferred stock dividends, redemption of preferred stock and principal and interest payments on outstanding loans. In March of 2004, the Company issued $300.0 million principal amount of senior notes at 5.3% due March 15, 2016. Proceeds from this issuance were used in April of 2004 to redeem the Company's $300.0 million 7.6% notes due June 1, 2023 at a redemption price of 103.8125% of the principal amount.

  The Company has been a major source of capital for CNA's liquidity and capital resource needs.

  As discussed above in Overview - CNA Recent Developments, in order to assist CNA in replenishing statutory capital adversely impacted by the prior year development recorded in 2003, in November of 2003 Loews purchased $750.0 million of a new series of CNA preferred stock, which has since converted into approximately 32.3 million shares of CNA common stock. In February of 2004, the Company purchased $345.6 million of surplus notes from CCC, of which $45.6 million was purchased in connection with CNA's sale of its group benefits business and $300.0 million was purchased in relation to the planned sale of CNA's individual life business. The sale of the individual life business resulted in an addition to statutory capital in excess of $550.0 million. Following consummation of the individual life sale, CNA obtained approval from the insurance regulatory authority for the repayment of the $300.0 million surplus notes purchased in relation to such sale. As of September 30, 2004, $45.6 million of surplus notes are outstanding. CNA plans to seek approval from the insurance regulatory authority for the repayment of the Group surplus note.

  The purchases of the preferred stock and surplus notes fulfilled the Company's commitments under the capital plan.

  The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and equity securities. As of October 22, 2004, approximately $800.0 million of securities were available for issuance under this shelf registration statement.

  As of September 30, 2004, there were 185,499,300 shares of Loews common stock outstanding and 57,966,750 shares of Carolina Group stock outstanding. Depending on market conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

  The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Investments

Insurance

  CNA adopted Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and

for Separate Accounts" ("SOP 03-01") as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Consolidated Condensed Balance Sheets. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Condensed Statements of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio supporting the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Condensed Statements of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

  The significant components of CNA's investment income are presented in the following table:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                   2004           2003       2004          2003
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities                     $   396.3      $   412.1   $1,189.1      $1,253.8
Short-term investments                             13.4           13.1       38.8          45.7
Limited partnerships                               25.5           61.1      130.6         158.8
Equity securities                                   3.2            4.5       11.2          13.3
Income (loss) from trading portfolio (a)          (20.9)                     13.1
Interest on funds withheld and other deposits     (55.4)        (147.6)    (161.4)       (287.8)
Other                                               4.8           20.1       15.6          63.6
------------------------------------------------------------------------------------------------
Gross investment income                           366.9          363.3    1,237.0       1,247.4
Investment expense                                 (7.6)         (11.1)     (25.0)        (36.1)
------------------------------------------------------------------------------------------------
Investment income, net of expense             $   359.3      $   352.2   $1,212.0      $1,211.3
================================================================================================
(a) The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(4.0) and $(2.0) million for the three and nine months ended
    September 30, 2004.

  CNA experienced slightly higher net investment income for the three and nine months ended September 30, 2004 as compared with the same periods in 2003. This increase was due primarily to reduced interest expense on funds withheld and other deposits. The higher interest expense on funds withheld and other deposits in third quarter of 2003 was due to additional premiums ceded to the corporate aggregate and other finite reinsurance treaties. This improvement was partially offset by decreases in net investment income for Limited Partnerships and Fixed Maturities. The net investment income of the trading portfolio negatively impacted results for the third quarter and positively impacted results for the nine months ended September 30, 2004

  The bond segment of the investment portfolio yielded 4.7% and 5.3% for the nine months ended September 30, 2004 and 2003.


  The components of realized investment results from available-for-sale securities are presented in the following table.

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
  U.S. Government bonds                       $    3.5       $ (145.5)   $   12.7      $  (70.2)
  Corporate and other taxable bonds              (35.0)         176.6        (1.8)        302.9
  Tax-exempt bonds                                42.2          (15.5)       22.8          79.0
  Asset-backed bonds                               9.1           16.4        44.3          57.9
  Redeemable preferred stock                       6.8           (3.3)       11.1         (13.7)
------------------------------------------------------------------------------------------------
Total fixed maturity securities                   26.6           28.7        89.1         355.9
Equity securities                                 10.0           30.4       187.2          88.5
Derivative securities                           (105.8)          84.5       (88.4)          7.8
Short-term investments                             0.2           13.1         0.2          23.5
Other, including disposition of individual life
 business net of participating policyholders'
 interest                                          9.6            9.6      (590.7)          2.2
Allocated to participating policyholders
 and minority interest                            (2.8)          (2.0)       (8.8)         (1.0)
-----------------------------------------------------------------------------------------------
Total investment (losses) gains                  (62.2)         164.3      (411.4)        476.9
Income tax benefit (expense)                      20.4          (59.1)      157.5        (165.3)
Minority interest                                  3.6          (10.5)       22.3         (30.4)
------------------------------------------------------------------------------------------------
Net realized investment (losses) gains        $  (38.2)      $   94.7     $(231.6)     $  281.2
================================================================================================

  Realized investment losses were $38.2 million as compared to realized investment gains of $94.7 million for the three months ended September 30, 2004 and 2003. The decline was primarily due to losses related to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. While a decrease in long term interest rates during the third quarter of 2004 resulted in a realized loss related to these derivatives, the fair value of the Company's fixed maturity portfolio benefited from the interest rate movements resulting in a substantial increase in Accumulated Other Comprehensive Income and Shareholders' Equity.

  Realized investment losses were $231.6 million for the nine months ended September 30, 2004 as compared to realized investment gains of $281.2 million for the nine months ended September 30, 2003. The decrease in the pretax investment results was primarily due to a $618.6 million pretax loss on the sale of the individual life insurance business, losses related to derivative securities and decreased realized gains on the sale of fixed maturity securities. These decreases were partially offset by a $162.0 million pretax gain on the disposition of the Company's equity holdings of Canary Wharf Group PLC ("Canary Wharf"), a London-based real estate company.

  Impairment losses were $19.0 million pretax for other-than-temporary declines in fair value for fixed maturity and equity securities for the three and nine months ended September 30, 2004. Realized investment gains for the three and nine months ended September 30, 2003 included $16.0 and $302.0 million of pretax impairment losses for other-than-temporary declines in fair values for fixed maturity and equity securities. These impairment losses were for securities across several market sectors, including the airline, healthcare and energy industries.

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

  The following table provides further detail of gross realized gains and gross realized losses on fixed maturity securities and equity securities available-for-sale:


                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
------------------------------------------------------------------------------------------------
                                                 2004           2003       2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Gross realized gains                        $  130.0       $  361.0    $    443.0    $1,056.0
  Gross realized losses                         (104.0)        (332.0)       (354.0)     (700.0)
------------------------------------------------------------------------------------------------
Net realized gains on fixed
  maturity securities                             26.0           29.0          89.0       356.0
------------------------------------------------------------------------------------------------
Equity securities:
  Gross realized gains                            16.0           43.0         198.0       113.0
  Gross realized losses                           (6.0)         (12.0)        (11.0)      (24.0)
------------------------------------------------------------------------------------------------
Net realized gains on equity
 securities                                       10.0           31.0         187.0        89.0
------------------------------------------------------------------------------------------------
Net realized gains on fixed
 maturity and equity securities               $   36.0       $   60.0    $    276.0    $  445.0
================================================================================================

  The following table provides details of the largest realized losses from sales of securities aggregated by issuer for the nine months ended September 30, 2004, including: the fair value of the securities at sales date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.


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

Issues and sells mortgage backed securities.
 Issuer was chartered by United States
 Congress to facilitate housing ownership
 for low to middle income Americans. Loss was incurred
 as a result of unfavorable interest rate change           $ 3,469.0    $   18.0         0-12

Municipal issuer of revenue bonds that authorizes
 the financing of water facilities. Loss was
 incurred as a result of unfavorable interest
 rate change.                                                  291.0        13.0          0-6

Company provides networking telecommunications
 services worldwide. The Company is under price/profit
 pressure as a result of excess capacity in the industry       100.0        11.0          0-6

Various notes and bonds issued by the United States
 Treasury. Volatility of interest rates
 prompted movement to other asset classes.                   2,522.0         8.0          0-6

Municipal issuer of special obligation bonds
 for school financing. Loss was incurred as                                            Various,
 a result of unfavorable interest rate change.                 152.0         8.0         0-24

Municipal issuer of revenue bonds that support
 transportation services. Loss was incurred as a
 result of unfavorable interest rate change.                   268.0         7.0         0-12

Municipal issuer of revenue bonds that
 authorizes the financing of sewer
 facilities. Loss was incurred as a result
 of unfavorable interest rate change.                          113.0         7.0          0-6

Municipal issuer of revenue bonds that
 authorizes the financing of water facilities.
 Loss was incurred as a result of unfavorable
 interest rate change.                                         180.0         6.0          0-6

Air transportation carrier for passengers,
 freight, and mail both domestic and international.
 Company was subject to higher fuel costs and
 union negotiations.                                            24.0         6.0          0-6

Company acquires, sells, and operates power
 generation facility. The loss reflects intense
 competition and price pressure in the sector.                  57.0         6.0         0-12

Municipal issuer of revenue bonds that authorizes
 bridge and tunnel facilities. Loss was incurred
 as a result of unfavorable interest rate change.              103.0         6.0         0-12
--------------------------------------------------------------------------------
   Total                                                  $  7,279.0   $    96.0
================================================================================

Valuation and Impairment of Investments

  The following table details the carrying value of CNA's general account investment portfolio:


                                                      September 30, 2004       December 31, 2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
  U.S. Treasury securities and obligations of
   government agencies                                 $ 1,999.0       5.3%  $  1,900.0     5.0%
  Asset-backed securities                                9,458.0      24.9      8,757.0    23.0
  States, municipalities and political subdivisions-
   tax-exempt                                            9,022.0      23.8      7,970.0    20.9
  Corporate securities                                   7,104.0      18.7      6,482.0    17.0
  Other debt securities                                  3,467.0       9.1      3,264.0     8.6
  Redeemable preferred stock                               151.0       0.4        104.0     0.3
  Options embedded in convertible debt securities          202.0       0.5        201.0     0.5
------------------------------------------------------------------------------------------------
Total fixed maturity securities available-for-sale      31,403.0      82.7     28,678.0    75.3
------------------------------------------------------------------------------------------------

Fixed maturity trading securities:
  U.S. Treasury securities and obligations
   of government agencies                                   41.0       0.1
  Asset-backed securities                                   87.0       0.2
  Corporate securities                                     151.0       0.4
  Other debt securities                                     34.0       0.1
  Redeemable preferred stock                                 4.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities                    317.0       0.8
------------------------------------------------------------------------------------------------

Equity securities:
  Common stock                                             251.0       0.7        383.0     1.0
  Non-redeemable preferred stock                            92.0       0.2        144.0     0.4
------------------------------------------------------------------------------------------------
Total equity securities                                    343.0       0.9        527.0     1.4
------------------------------------------------------------------------------------------------

Short-term investments available-for-sale                3,767.0       9.9      7,538.0    19.8
Short-term trading securities                              375.0       1.0
Limited partnerships                                     1,715.0       4.6      1,117.0     2.9
Other investments                                           30.0       0.1        240.0     0.6
------------------------------------------------------------------------------------------------
Total general account investments                      $37,950.0     100.0%   $38,100.0   100.0%
================================================================================================

  CNA's general account investment portfolio consists primarily of asset-backed and mortgage-backed securities, municipal bonds and corporate bonds.

  Investments in the general account had a total net unrealized gain of $1,143.0 million at September 30, 2004 compared with $1,348.0 million at December 31, 2003. The net unrealized position at September 30, 2004 was composed of a net unrealized gain of $1,053.0 million for fixed maturities and a net unrealized gain of $90.0 million for equity securities. The net unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114.0 million for fixed maturities and a net unrealized gain of $234.0 million for equity securities.

  Unrealized gains (losses) on CNA's fixed maturity and equity securities are presented in the following tables:


                                                               Gross Unrealized Losses
                                          Cost or     Gross    -----------------------   Net
                                         Amortized  Unrealized Less than Greater than Unrealized
September 30, 2004                          Cost       Gains    12 Months   12 Months    Gain
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities available-
 for-sale:
  U.S. Treasury securities and
   obligations of government agencies     $ 1,889.0  $  123.0     $  10.0    $  3.0    $  110.0
  Asset-backed securities                   9,349.0     133.0        20.0       4.0       109.0
  States, municipalities and political
   subdivisions-tax-exempt                  8,840.0     215.0        29.0       4.0       182.0
  Corporate securities                      6,730.0     443.0        55.0      14.0       374.0
  Other debt securities                     3,192.0     304.0        22.0       7.0       275.0
  Redeemable preferred stock                  148.0       6.0         1.0       2.0         3.0
  Options embedded in convertible
   debt securities                            202.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities
 available-for-sale                        30,350.0   1,224.0       137.0      34.0     1,053.0
------------------------------------------------------------------------------------------------
Total fixed maturity trading securities       317.0
------------------------------------------------------------------------------------------------
Equity securities:
  Common stock                                175.0      78.0         1.0       1.0        76.0
  Non-redeemable preferred stock               78.0      14.0                              14.0
------------------------------------------------------------------------------------------------
Total equity securities                       253.0      92.0         1.0       1.0        90.0
------------------------------------------------------------------------------------------------
Total fixed maturity and equity
  securities                              $30,920.0  $1,316.0     $ 138.0    $ 35.0    $1,143.0
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

  At September 30, 2004, the carrying value of the general account fixed maturities available-for-sale was $31,403.0 million, representing 82.7% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $1,053.0 million, comprised of $1,224.0 million in gross unrealized gains and $171.0 million in gross unrealized losses. Corporate bonds represented 40.0%, municipal securities represented 19.0%, asset-backed securities represented 14.0%, and all other fixed maturity securities represented 27.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer cyclical, financial and communications, which represented 33.0%, 26.0%, and 15.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

  The following table provides the composition of fixed maturity securities available-for-sale with an unrealized loss at September 30, 2004 in relation to the total of all fixed maturity securities available-for-sale with an unrealized loss by contractual maturities:

                                                                                 Percent of
                                                                            --------------------
                                                                            Market    Unrealized
September 30, 2004                                                          Value        Loss
------------------------------------------------------------------------------------------------

Due in one year or less                                                       1.0%          4.0%
Due after one year through five years                                        87.0          80.0
Due after five years through ten years                                        5.0           9.0
Due after ten years                                                           4.0           6.0
Asset-backed securities                                                       3.0           1.0
------------------------------------------------------------------------------------------------
Total                                                                       100.0%        100.0%
================================================================================================

  The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at September 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time, for securities that have been continuously in an unrealized loss position:


                                          September 30, 2004              December 31, 2003
------------------------------------------------------------------------------------------------
                                                         Gross                           Gross
                                        Estimated     Unrealized      Estimated       Unrealized
                                        Fair Value       Loss         Fair Value          Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Investment grade:
    0-6 months                           $ 6,096.0     $  55.0         $ 4,138.0        $  50.0
    7-12 months                            2,093.0        55.0             834.0           36.0
    13-24 months                             377.0        21.0              76.0           11.0
    Greater than 24 months                                                  51.0            3.0
------------------------------------------------------------------------------------------------
  Total investment grade                   8,566.0       131.0           5,099.0          100.0
------------------------------------------------------------------------------------------------
  Non-investment grade:
    0-6 months                               425.0         9.0             134.0            5.0
    7-12 months                              170.0        18.0              60.0            7.0
    13-24 months                              35.0         3.0              16.0            1.0
    Greater than 24 months                    56.0        10.0             105.0           10.0
------------------------------------------------------------------------------------------------
  Total non-investment grade                 686.0        40.0             315.0           23.0
------------------------------------------------------------------------------------------------
Total fixed maturity securities            9,252.0       171.0           5,414.0          123.0
------------------------------------------------------------------------------------------------
Equity securities:
  0-6 months                                  23.0         1.0              23.0            2.0
  7-12 months                                  1.0                          10.0            2.0
  13-24 months                                 2.0         1.0               3.0
  Greater than 24 months                       6.0                           6.0
------------------------------------------------------------------------------------------------
Total equity securities                       32.0         2.0              42.0            4.0
------------------------------------------------------------------------------------------------
Total fixed maturity and
 equity securities                       $ 9,284.0     $ 173.0         $ 5,456.0        $ 127.0
================================================================================================

  CNA's non-investment grade fixed maturity securities available-for-sale as of September 30, 2004 that were in a gross unrealized loss position had a fair value of $686.0 million. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2004 and December 31, 2003.

                                        Fair Value as a Percentage of Book Value        Gross
                            Estimated   -----------------------------------------     Unrealized
September 30, 2004          Fair Value     90-99%     80-89%     70-79%     <70%         Loss
------------------------------------------------------------------------------------------------
(In millions)

Fixed maturity securities:
  Non-investment grade:
    0-6 months               $  425.0      $ 7.0      $ 2.0                              $  9.0
    7-12 months                 170.0        3.0       15.0                                18.0
    13-24 months                 35.0        1.0        1.0       $1.0                      3.0
    Greater than 24 months       56.0        1.0        4.0        5.0                     10.0
------------------------------------------------------------------------------------------------
Total non-investment grade   $  686.0      $12.0      $22.0       $6.0                   $ 40.0
================================================================================================

December 31, 2003
------------------------------------------------------------------------------------------------

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

  As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA had the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

  The fair value of securities held by CNA may deteriorate in the future which may have an adverse impact on the Company's results of operations and/or equity.

  CNA's equity securities available-for-sale as of September 30, 2004 that were in a gross unrealized loss position had a fair value of $32.0 million. CNA's Impairment Committee, under the same process as fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

  The general account portfolio consists primarily of high quality (rated BBB or higher) bonds, 90.6% and 92.9% of which were rated as investment grade at September 30, 2004 and December 31, 2003. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

  The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:

                                                 September 30, 2004         December 31, 2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

U.S. Government and affiliated agency
 securities                                      $  2,333.0      7.4%     $ 2,818.0         9.9%
Other AAA rated                                    15,984.0     50.6       12,779.0        44.7
AA and A rated                                      5,952.0     18.9        6,329.0        22.1
BBB rated                                           4,317.0     13.7        4,631.0        16.2
Non-investment grade                                2,979.0      9.4        2,017.0         7.1
------------------------------------------------------------------------------------------------
Total                                            $ 31,565.0    100.0%     $28,574.0       100.0%
================================================================================================

  At September 30, 2004 and December 31, 2003, approximately 98.0% and 97.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's"). The remaining bonds were rated by other rating agencies or Company management.

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

  The carrying value of non-traded securities at September 30, 2004 was $309.0 million which represents 0.8% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $103.0 million at September 30, 2004. Of the non-traded securities, 46.0% are priced by unrelated third party sources.

  Included in CNA's general account fixed maturity securities at September 30, 2004 are $9,545.0 million of asset-backed securities, at fair value, consisting of approximately 61.0% in collateralized mortgage obligations ("CMOs"), 7.0% in corporate asset-backed obligations, 4.0% in U.S. Government agency issued pass-through certificates and 28.0% in corporate mortgage-backed pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

  The carrying value of the components of the general account short-term investment portfolio is presented in the following table:


                                                                   September 30,    December 31,
                                                                           2004            2003
------------------------------------------------------------------------------------------------
(In millions)

Short-term investments available-for-sale:
  Commercial paper                                                     $2,731.0         $4,458.0
  U.S. Treasury securities                                                364.0          1,068.0
  Money market funds                                                      301.0          1,230.0
  Other                                                                   371.0            782.0
------------------------------------------------------------------------------------------------
Total short-term investments available-for-sale                         3,767.0          7,538.0
------------------------------------------------------------------------------------------------
Short-term trading securities:
  Commercial paper                                                         15.0
  U.S. Treasury securities                                                 60.0
  Money market funds                                                      291.0
  Other                                                                     9.0
------------------------------------------------------------------------------------------------
Total short-term trading securities                                       375.0
------------------------------------------------------------------------------------------------
Total short-term investments                                           $4,142.0         $7,538.0
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

  . the effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized as investment gains (losses) in the Consolidated Condensed Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2004 and December 31, 2003, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

  In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and income statement items have been modified. Accordingly, the investment securities previously classified as separate account assets have now been reclassified to the general account and will be reported based on their investment classification, whether available-for-sale or trading securities. The investment portfolio for the indexed group annuity contracts is classified as held for trading purposes and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Condensed Statements of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

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

  The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on September 30, 2004 and December 31, 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

  The Company's long-term debt, as of September 30, 2004 and December 31, 2003 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of an increase in interest rates of 100 basis points on fixed rate debt would result in a decrease in market value of $394.5 and $394.1 million, respectively. A decrease of 100 basis points would result in an increase in market value of $459.6 and $460.5 million, respectively.

  Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2004 and December 31, 2003, with all other variables held constant.

  Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian Dollars, British Pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at September 30, 2004 and December 31, 2003, with all other variables held constant.

  Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at September 30, 2004 and December 31, 2003.

  The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.


Trading portfolio:

Category of risk exposure:               Fair Value Asset (Liability)          Market Risk
------------------------------------------------------------------------------------------------
                                         September 30,  December 31, September 30,  December 31,
                                                  2004          2003          2004          2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Equity markets (1):
  Equity securities                          $  187.8      $  339.1        $  (47.0)  $   (85.0)
  Options - purchased                            20.2          22.2             1.0         2.0
          - written                              (4.4)         (4.0)            1.0        (1.0)
  Short sales                                   (73.1)       (118.4)           18.0        30.0
  Limited partnership investments               547.6          73.5           (38.0)      (18.0)
  Separate accounts - Equity securities (a)                     0.1
                    - Other invested assets                   419.1                        (7.0)
Interest rate (2):
  Fixed maturities                              316.9                           4.0
  Short-term investments                        374.7
  Other derivative securities                     0.6                          (2.0)
  Futures - long                                                                1.0
          - short                                                             (17.0)       (5.0)
  Interest rate swaps - long                                   25.0                        (1.0)
  Separate accounts - Fixed maturities                        304.3                         4.0
                    - Short-term investments                  413.7

Gold (3):
  Options - purchased                             0.4           1.4            17.0         8.0
          - written                              (0.4)         (0.8)          (24.0)      (12.0)
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

(a)   In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(264.9) and $(277.0)
      at September 30, 2004 and December 31, 2003, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.


Other than trading portfolio:

Category of risk exposure:            Fair Value Asset (Liability)           Market Risk
------------------------------------------------------------------------------------------------
                                   September 30,      December 31,    September 30, December 31,
                                           2004              2003             2004         2003
------------------------------------------------------------------------------------------------
(In millions of dollars)

Equity markets (1):
  Equity securities:
    General accounts (a)               $   343.0      $     526.9      $   (85.0)      $ (129.0)
    Separate accounts                       52.3            116.5          (13.0)         (29.0)
  Limited partnership investments        1,415.7          1,261.6          (76.0)         (69.0)
  Separate accounts - Other
   invested assets                                          414.8                        (104.0)
Interest rate (2):
  Fixed maturities (a)(b)               31,646.8         28,781.3       (1,934.0)      (1,979.0)
  Short-term investments (a)             8,375.6         11,264.6           (3.0)          (5.0)
  Other invested assets                     32.6            237.8
  Other derivative securities                2.2              5.0         (150.0)        (105.0)
  Separate accounts (a):
    Fixed maturities                       487.2          1,809.2          (23.0)        (114.0)
    Short-term investments                  17.9             81.8
  Long-term debt                        (5,734.4)        (5,871.0)
------------------------------------------------------------------------------------------------

Note: The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of: (1) a decrease in equity prices of 25% and (2)
      an increase in interest rates of 100 basis points.

(a)   Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(186.0) and $(152.0) at September 30, 2004 and December 31, 2003, respectively.
(b)   Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(91.0) and $(32.0) at September 30, 2004 and December 31, 2003,
      respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

  1.  Insurance Related.
      ------------------

  Information with respect to insurance related legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I.

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

CLASS ACTIONS

  In the case of Blankenship v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997), the West Virginia Supreme Court of Appeals issued a decision during May of 2004 that affirmed the judgment that was entered in favor of the defendants following the jury's 2001 verdict. The court denied plaintiffs' petition for rehearing during July of 2004. Plaintiffs did not seek further appellate review of this matter and the case was concluded in favor of the defendants. This matter is discussed under "Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases."

  In the case of Willard Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), trial has been scheduled to begin during March of 2005. This matter is discussed under "Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases."

  In the case of Daniels v. Philip Morris Incorporated, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), the California Court of Appeal affirmed the trial court's order that dismissed the case in favor of the defendants. Plaintiffs have filed motions for rehearing and for modification with the Court of Appeal. As of October 15, 2004, the court had not ruled whether it would review either motion. This matter is discussed under "Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases."

  In the case of Julian v. Philip Morris Companies, Inc., et al. (Circuit Court, Montgomery County, Alabama, filed April 14, 1999), plaintiffs voluntarily dismissed the case during July of 2004.

  In the case of Martinez v. Philip Morris Incorporated, et al. (U.S. District Court, Utah, filed January 7, 2003), the court dismissed this suit during February of 2004. Plaintiffs did not appeal.

  In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the jury returned a verdict during May of 2004 and awarded approximately $591.0 million to cessation programs for Louisiana smokers. The court has entered a final judgment that reflects the jury's award of damages and also awarded judicial interest. As of September 30, 2004, judicial interest totaled an additional amount of approximately $350.0 million. The judicial interest award will continue to accrue until the judgment is paid. Lorillard's share of the judgment and the judicial interest has not been determined. The court denied defendants' motion for judgment notwithstanding the verdict or, in the alternative, for new trial. The defendants, including Lorillard, have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, it has not been determined what would be Lorillard's share of the appeal bond. This matter is discussed in Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases of the Notes to Consolidated Condensed Financial Statements in Part I.

The following Class Action case has been filed:

  The case of McLaughlin v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). Plaintiffs seek certification of a nationwide class of individuals who purchased cigarette brands labeled "lights" or low tar.

REIMBURSEMENT CASES

Reimbursement Cases by U.S. Governmental Entities -

  In the case of County of Cook [Illinois] v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997), an Illinois appellate court, in a ruling issued during September of 2004, affirmed the trial court's 2001 order that dismissed the case based on remoteness grounds. As of October 15, 2004, the opportunity for plaintiff to seek further appellate review of the case had not expired.

  In the case of United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999), trial began during September of 2004 and is proceeding. This matter is discussed in
Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Reimbursement Cases of the Notes to Consolidated Condensed Financial Statements in Part I.

Reimbursement Cases by Foreign Governments in U.S. Courts -

  In the case of State of Rio de Janeiro v. Philip Morris Incorporated, et al. (District Court, Angelina County, Florida, filed July 12, 1999), a Texas appellate court issued an order during August of 2004 that affirmed the 2002 ruling by the trial court that dismissed the case in favor of the defendants. As of October 15, 2004, the opportunity for plaintiff to seek further appellate review of the case had not expired.

Reimbursement Cases by Indian Tribes -

  In the case of Navajo Nation v. Philip Morris Incorporated, et al. (District Court of the Navajo Nation, Judicial District, filed August 11, 1999), the court entered the parties' stipulation of dismissal that concluded the case.

Reimbursement Cases by Private Citizens -

  In the case of Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Middle District, Tennessee, filed as a smoking and health class action on May 23, 1997; amended complaint filed in order to assert claims on behalf of Tennessee tax payers filed July 26, 2002). During 2002, the court granted defendants' motion to dismiss the case. During October of 2004, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal. The opportunity for plaintiffs to seek further appellate review has not expired.

  In the case of Mason v. The American Tobacco Company, et al. (filed in U.S. District Court, Northern District, Texas; transferred to U.S. District Court, Eastern District, New York, filed December 23, 1997), the U.S. Supreme Court denied plaintiffs' petition for writ of certiorari, which sought review of the rulings that dismissed the case in favor of the defendants.

  In the case of Temple v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs' claims, September 11, 2000). During 2002, the court granted defendants' motion to dismiss the case. During October of 2004, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal. The opportunity for plaintiffs to seek further appellate review has not expired.

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

CONTRIBUTION CLAIMS -

  In the case of Combustion Engineering, Inc., et al. v. RJR Nabisco, Inc., et al. (Circuit Court, Jefferson County, Alabama, filed April 18, 2001), the court has entered the parties' stipulation dismissing Combustion Engineering, Inc., from the suit.

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

Item 6.  Exhibits.

Description of Exhibit                                                 Number
----------------------                                                 ------

Form of Stock Option Certificate for grants to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option
Plan, incorporated herein by reference to Exhibit to 10.1 to
Registrant's Report on Form 8-K filed September 27, 2004.                10.1

Form of Stock Option Certificate for grants to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit to 10.2 to Registrant's Report on
Form 8-K filed September 27, 2004.                                       10.2

Certification dated November 1, 2004, by the Chief Executive Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.1*

Certification dated November 1, 2004, by the Chief Financial Officer
of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)             31.2*

Certification dated November 1, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted
by Section 906 of the Sarbanes-Oxley Act of 2002)                        32.1*

Certification dated November 1, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002)                           32.2*

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

                                               LOEWS CORPORATION
                                               -------------------------------
                                               (Registrant)



Dated:  November 1, 2004                    By:   /s/ Peter W. Keegan
                                               -------------------------------
                                               PETER W. KEEGAN
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly authorized officer
                                               and principal financial
                                               officer)

