Form 10-K
period 2004-12-31
LOEWS CORP
filed 2005-03-03
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $8,867,000,000.

As of February 18, 2005, there were 185,621,599 shares of Loews common stock and 68,019,435 shares of Carolina Group stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement intended to be filed by Registrant with the Commission prior to May 2, 2005 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2004

Item			Page
No.		PART I	No.

1		Business	3
		Carolina Group Tracking Stock	3
		CNA Financial Corporation	4
		Lorillard, Inc.	12
		Loews Hotels Holding Corporation	18
		Diamond Offshore Drilling, Inc.	19
		Boardwalk Pipelines, LLC	22
		Bulova Corporation	24
		Available information	25
2		Properties	25
3		Legal Proceedings	25
4		Submission of Matters to a Vote of Security Holders	26
		Executive Officers of the Registrant	26

		PART II

5		Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	27
		Management's Annual Report on Internal Control Over Financial Reporting	29
		Attestation Report of the Registered Public Accounting Firm	30
6		Selected Financial Data	31
7		Management's Discussion and Analysis of Financial Condition and Results of Operations	32
7	A	Quantitative and Qualitative Disclosures about Market Risk	114
8		Financial Statements and Supplementary Data	117
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	221
9	A	Controls and Procedures	221
9	B	Other Information	221

		PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

		PART IV

15		Exhibits and Financial Statement Schedules	221

PART I

Item 1. Business.

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation, a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 55% owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (formerly TGT Pipeline, LLC), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation, a wholly owned subsidiary).

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

(b)
notional, intergroup debt owed by the Carolina Group to the Loews Group, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of February 18, 2005, $1.8 billion was outstanding);

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

As of February 18, 2005, there were 68,019,435 shares of Carolina Group stock outstanding representing a 39.21% economic interest in the Carolina Group.

The Loews Group consists of all of the Company's assets and liabilities other than the 39.21% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change the Company's ownership of Lorillard, Inc. or Lorillard, Inc.'s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such group as described above. The Carolina Group and the Loews Group are not separate legal entities and the

Item 1. Business
Carolina Group Tracking Stock - (Continued)

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

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, "CNA") was incorporated in 1967 and is an insurance holding company. CNA's property and casualty insurance operations are conducted by Continental Casualty Company ("CCC"), incorporated in 1897, and its affiliates, and The Continental Insurance Company ("CIC"), organized in 1853, and its affiliates. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation ("Continental"). Life and group insurance operations, which were either sold or are being managed as a run-off operation, are conducted within CCC and Continental Assurance Company ("CAC"). The Company owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNA as of December 31, 2004. CNA accounted for 65.17%, 71.26% and 70.38% of the Company's consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

CNA serves a wide variety of customers, including small, medium and large businesses; associations; professionals; and groups and individuals. Insurance products primarily include property and casualty coverages. CNA services include risk management, information services, warranty and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, the following actions in relation to CNA's insurance operations were taken:

On April 30, 2004, CNA sold its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses were excluded from the sale.

On December 31, 2003, CNA sold the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale.

CNA is continuing to service its existing group and individual long term care commitments and is managing these businesses as a run-off operation.

During 2003, CNA sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

On August 1, 2004, CNA sold its retirement plan trust and recordkeeping business portfolio.

See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

As a result of the strategic review described above, in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company revised its reportable business segment structure to reflect these changes. CNA's core operations, property and casualty operations, are now reported in two business segments: Standard Lines and Specialty Lines. CNA's non-core operations are managed in two segments: Life and Group Non-Core and Other Insurance. Prior period segment disclosures have been conformed to the current year presentation. See Note 23 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

Item 1. Business
CNA Financial Corporation - (Continued)

Standard Lines

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs.

Standard Lines includes Property, Casualty and CNA Global.

Property: Property provides standard and excess property coverage, as well as boiler and machinery to a wide range of businesses.

Casualty: Casualty provides standard casualty insurance products such as workers compensation, general and product liability and commercial auto coverage through traditional products to a wide range of businesses. The majority of Casualty customers are small and middle-market businesses, with less than $1.0 million in annual insurance premiums. Most insurance programs are provided on a guaranteed cost basis; however, Casualty has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

Excess & Surplus ("E&S"): E&S is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S's products are distributed throughout the United States through specialist producers, program agents and Property and Casualty's ("P&C") agents and brokers. E&S has specialized underwriting and claim resources in Chicago, Denver and Columbus.

Property and Casualty: P&C's field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims field structure consists of 26 locations organized into two zones, East and West. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

CNA Global: CNA Global consists of Marine and Global Standard Lines.

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

Specialty Lines

Specialty Lines provides professional, financial and specialty property and casualty products and services through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, engineers, lawyers, healthcare professionals, financial intermediaries and corporate directors and officers. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

Specialty Lines includes the following business groups: Professional Liability Insurance, Surety and Warranty.

Professional Liability Insurance ("CNA Pro"): CNA Pro provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to

Item 1. Business
CNA Financial Corporation - (Continued)

various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also has market positions in directors and officers ("D&O"), errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where CNA offers tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

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

Surety: Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 64% of CNA Surety.

Warranty: Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product.

Life and Group Non-Core

The Life and Group Non-Core segment consists of Group Operations and Life Operations (formerly separate reportable segments) including the run-off of the related group and life products that have been combined into one reportable segment. Additionally, other run-off life and group operations that were previously reported in the Other Insurance segment, including group reinsurance, are also included in the Life and Group Non-Core segment. The segment includes operating results for periods prior to the sale and the realized gain/loss from the sale for the group benefits business that was sold on December 31, 2003, the individual life business that was sold on April 30, 2004, the CNA Trust business that was sold on August 1, 2004 and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. Additionally, on July 1, 2002, CNA sold its federal health plan administrator, Claims Administration Corporation, and transferred the Mail Handlers Plan to First Health Group.

Life and Group Non-Core includes the following lines of business: Life & Annuity, Health and Other.

Life & Annuity: Life & Annuity consists primarily of individual term, universal life and permanent life insurance products, guaranteed investment contracts, as well as individual and group annuity products. As discussed above, on April 30, 2004, certain of these products were sold. The remaining businesses are being managed as a run-off operation; however certain businesses focused on institutional investors are accepting new deposits from existing customers.

Health: Health consists primarily of the Group Benefits business, group long term care, individual long term care and specialty medical products and related services. On December 31, 2003, CNA completed the sale of the Group Benefits business. CNA is continuing to service its existing group and individual long term care commitments and is managing these businesses as a run-off operation. In January of 2005, the specialty medical business was sold to Aetna. This business contributed $14.6 million, $8.1 million and $1.8 million of net income for 2004, 2003 and 2002.

Other: Other consists primarily of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation.

Other Insurance

Other Insurance includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is now included in the Other Insurance segment. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution and mass tort ("APMT") claims as well as the results of CNA's participation in voluntary insurance pools and various other non-insurance operations. Other operations also include interest expense on CNA's corporate borrowings and intercompany eliminations.

Item 1. Business
CNA Financial Corporation - (Continued)

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment - CNA Financial" for information with respect to each segment.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2004	2003	2002
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
Loss and loss adjustment expense ratio	74.6%	112.0%	79.8%
Expense ratio	31.5	37.3	28.9
Dividend ratio	0.2	1.4	0.9
Combined ratio	106.3%	150.7%	109.6%

Trade Ratios - Statutory basis (a):
Loss and loss adjustment expense ratio	78.1%	118.1%	79.2%
Expense ratio	27.2	34.6	30.1
Dividend ratio	0.6	1.2	1.0
Combined ratio	105.9%	153.9%	110.3%

Individual Life and Group Life Insurance Inforce (d):
Individual Life	$11,566.0	$330,805.0	$345,272.0
Group Life	45,079.0	58,163.0	92,479.0
Total	$56,645.0	$388,968.0	$437,751.0

Other Data - Statutory basis (b):
Property and casualty companies' capital and surplus (c)	$6,998.0	$6,170.0	$6,836.0
Life and group companies' capital and surplus	1,178.0	707.0	1,645.0
Property and casualty companies' written premium to surplus
ratio	1.0	1.1	1.3
Life companies' capital and surplus-percent to total liabilities	56.0%	13.0%	21.0%
Participating policyholders-percent of gross life insurance inforce	1.4%	0.5%	0.4%
__________
(a)
Trade ratios reflect the results of CNA's property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting practices ("SAP") is related to the treatment of active life reserves ("ALR") related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)
Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(c)	Surplus includes the property and casualty companies' equity ownership of the life and group companies' capital and surplus.
(d)
The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for additional inforce information.

Item 1. Business
CNA Financial Corporation - (Continued)

The following table displays the distribution of gross written premiums for CNA's operations by geographic concentration.

Year Ended December 31	2004	2003	2002

California	9.3%	8.5%	7.7%
New York	7.9	7.3	7.2
Florida	7.1	7.6	6.7
Texas	5.4	5.7	6.2
New Jersey	5.3	4.5	4.6
Illinois	5.1	9.3	9.1
Pennsylvania	4.7	4.2	4.5
Massachusetts	3.2	3.1	2.8
All other states, countries or political subdivisions (a)	52.0	49.8	51.2
	100.0%	100.0%	100.0%
__________
(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 5.0%, 3.2% and 3.5% of CNA's gross written premiums were derived from outside of the United States for the years ended December 31, 2004, 2003 and 2002. Gross written premiums from the United Kingdom were approximately 2.3%, 1.8% and 1.7% of CNA's premiums for the years ended December 31, 2004, 2003 and 2002. Premiums from any individual foreign country excluding the United Kingdom were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA's property and casualty insurance operations. The table excludes the life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA's property and casualty insurance subsidiaries' expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below are the amounts prior to consideration of any related reinsurance bad debt allowance impacts.

Item 1. Business
CNA Financial Corporation - (Continued)

	Schedule of Loss Reserve Development
Year Ended December 31	1994(a)	1995(b)	1996	1997	1998	1999(c)	2000	2001(d)	2002(e)	2003	2004
(In millions of dollars)

Originally reported gross
reserves for unpaid claim and
claim adjustment expenses	21,639	31,044	29,357	28,533	28,317	26,631	26,408	29,551	25,648	31,282	31,201
Originally reported ceded
recoverable	2,705	6,089	5,660	5,326	5,424	6,273	7,568	11,798	10,583	13,997	13,788
Originally reported net
reserves for unpaid claim and
claim adjustment expenses	18,934	24,955	23,697	23,207	22,893	20,358	18,840	17,753	15,065	17,285	17,413
Cumulative net paid as of:
One year later	3,656	6,510	5,851	5,954	7,321	6,546	7,686	5,981	5,373	4,341	-
Two years later	7,087	10,485	9,796	11,394	12,241	11,935	11,988	10,355	8,727	-	-
Three years later	9,195	13,363	13,602	14,423	16,020	15,247	15,291	12,912	-	-	-
Four years later	10,624	16,271	15,793	17,042	18,271	18,136	17,292	-	-	-	-
Five years later	12,577	17,947	17,736	18,568	20,779	19,586	-	-	-	-	-
Six years later	13,472	19,465	18,878	20,723	21,928	-	-	-	-	-	-
Seven years later	14,394	20,410	20,828	21,608	-	-	-	-	-	-	-
Eight years later	15,024	22,237	21,567	-	-	-	-	-	-	-	-
Nine years later	15,602	22,883	-	-	-	-	-	-	-	-	-
Ten years later	16,158	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	18,934	24,955	23,697	23,207	22,893	20,358	18,840	17,753	15,065	17,285	17,413
One year later	18,922	24,864	23,441	23,470	23,920	20,785	21,306	17,805	17,496	17,520	-
Two years later	18,500	24,294	23,102	23,717	23,774	22,903	21,377	20,368	18,095	-	-
Three years later	18,088	23,814	23,270	23,414	25,724	22,780	23,890	20,945	-	-	-
Four years later	17,354	24,092	22,977	24,751	25,407	25,293	24,420	-	-	-	-
Five years later	17,506	23,854	24,105	24,330	27,456	25,703	-	-	-	-	-
Six years later	17,248	24,883	23,736	26,037	27,782	-	-	-	-	-	-
Seven years later	17,751	24,631	25,250	26,239	-	-	-	-	-	-	-
Eight years later	17,650	26,023	25,437	-	-	-	-	-	-	-	-
Nine years later	18,193	26,169	-	-	-	-	-	-	-	-	-
Ten years later	18,230	-	-	-	-	-	-	-	-	-	-
Total net (deficiency) redundancy	704	(1,214)	(1,740)	(3,032)	(4,889)	(5,345)	(5,580)	(3,192)	(3,030)	(235)	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	18,230	26,169	25,437	26,239	27,782	25,703	24,420	20,945	18,095	17,520	-
Re-estimated ceded recoverable	2,992	8,479	7,650	7,052	7,475	9,745	10,734	16,526	15,850	14,410	-
Total gross re-estimated reserves	21,222	34,648	33,087	33,291	35,257	35,448	35,154	37,471	33,945	31,930	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,126)	(2,354)	(2,456)	(2,354)	(2,111)	(1,534)	(1,469)	(697)	(696)	(54)	-
Environmental and mass tort
claims	(727)	(770)	(715)	(739)	(520)	(620)	(610)	(148)	(151)	(1)	-
Total asbestos,
environmental and mass tort	(2,853)	(3,124)	(3,171)	(3,093)	(2,631)	(2,154)	(2,079)	(845)	(847)	(55)	-
Other claims	3,557	1,910	1,431	61	(2,258)	(3,191)	(3,501)	(2,347)	(2,183)	(180)	-
Total net (deficiency) redundancy	704	(1,214)	(1,740)	(3,032)	(4,889)	(5,345)	(5,580)	(3,192)	(3,030)	(235)	-
__________
(a)
Reflects reserves of CNA's property and casualty insurance subsidiaries, excluding reserves for CIC and its insurance affiliates, which were acquired on May 10, 1995 (the "Acquisition Date"). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

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

Item 1. Business
CNA Financial Corporation - (Continued)

Additional information relating to CNA's property and casualty claim and claim adjustment expense reserves and reserve development is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

See Item 7, MD&A - Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding CNA's investment portfolio.

Other

Competition: The property and casualty insurance industry is highly competitive both as to rate and service. CNA's consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA's consolidated property and casualty subsidiaries ranked as the fourteenth largest property and casualty insurance organization in the United States based upon 2003 statutory net written premiums.

Regulation: The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In 2004, for example, significant tort reform measures were enacted in Ohio and Mississippi. Nevertheless, a number of state courts have recently modified or overturned such reforms. Additionally, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; class action reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or "Gramm-Leach-Bliley" Act ("GLB Act"), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although "functional regulation" was preserved by the GLB

Item 1. Business
CNA Financial Corporation - (Continued)

Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

On February 18, 2005, President Bush signed into law the Class Action Fairness Act of 2005, which, with limited exceptions, confers federal jurisdiction over any class action filed after its enactment involving a putative class of 100 or more members if all aggregated claims exceed $5.0 million and at least one claimant has diverse residence, for jurisdictional purposes, from at least one defendant. Federal jurisdiction under the Act may be mandatory, discretionary or disallowed depending on the composition and citizenship of the class members and certain defendants. The Act also applies to some individual personal injury lawsuits in which the claims of 100 or more plaintiffs against the same company have been joined for trial. Certain types of class actions are exempt from the jurisdictional provisions of the Act, including those against government defendants, those that involve only a claim regarding a company's internal affairs and certain types of securities litigation. Closer scrutiny is required of class actions in which the benefit reaching the class consists of a coupon or voucher, especially where attorneys' fees by class counsel have been requested as part of such a settlement, and a duty on defendants to notify federal and state officials of every class action settlement is imposed.

CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners ("NAIC") to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2004 and 2003, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Terrorism Insurance: Information related to terrorism insurance is set forth in Item 7, MD&A.

Reinsurance: See Item 7, MD&A, and Notes 1 and 19 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA's reinsurance activities.

Item 1. Business
CNA Financial Corporation - (Continued)

Properties: CNA Center, owned by CAC, a wholly owned subsidiary of CCC, serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:

	Size
Location	(square feet)	Principal Usage

Owned:
CNA Center	897,490	Principal executive offices of CNA
333 S. Wabash
Chicago, Illinois
1111 E. Broad Street	83,702	Property and casualty insurance offices
Columbus, Ohio
401 Penn Street	71,178	Property and casualty insurance offices
Reading, Pennsylvania
Leased:
2405 Lucien Way	128,267	Property and casualty insurance offices
Maitland, Florida
40 Wall Street	126,147	Property and casualty insurance offices
New York, New York
3500 Lacey Road	117,749	Property and casualty insurance offices
Downers Grove, Illinois
600 N. Pearl Street	95,828	Property and casualty insurance offices
Dallas, Texas
675 Placentia Avenue	88,031	Property and casualty insurance offices
Brea, California
1100 Cornwall Road	46,515	Property and casualty insurance offices
Monmouth Junction, New Jersey
100 CNA Drive	19,981	Life insurance offices
Nashville, Tennessee

LORILLARD, INC.

Lorillard, Inc. ("Lorillard"), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard's largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2004. Newport accounted for approximately 91.0% of Lorillard's sales in 2004.

Substantially all of Lorillard's sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard's major trademarks outside of the United States were sold in 1977. Lorillard accounted for 22.21%, 19.96% and 22.23% of the Company's consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

The major tobacco companies in the United States, including Lorillard, continue to be faced with a number of issues that have adversely impacted their business, results of operations and financial condition. These issues include substantial litigation seeking damages aggregating into the billions of dollars, as well as other relief; substantial annual payments and marketing and advertising restrictions provided for in the settlement agreements with each of the 50 states and certain other jurisdictions; the continuing contraction of the U.S. cigarette market; competition from other major cigarette manufacturers and deep discount manufacturers and resultant increases in industry-wide promotional expenses and sales incentives; substantial and potentially increasing federal, state and local excise taxes; regulation of the manufacture, sale, distribution, advertising, labeling and use of tobacco products; and increasing sales of counterfeit cigarettes in the United States. See Results of Operations-Lorillard, and Liquidity and Capital Resources-Lorillard included in Item 7 of this Report. See also Item 3 of this Report, and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Legislation and Regulation: Lorillard's business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales

Item 1. Business
Lorillard, Inc. - (Continued)

of tobacco products, restrictions on smoking in public places and fire safety standards. Further, from time to time new legislation or regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

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

In addition, from time to time, bills have been introduced in Congress, among other things, to prohibit all tobacco advertising and promotion; to require new health warnings on cigarette packages and advertising; to authorize the establishment of various anti-smoking education programs; to provide that current federal law should not be construed to relieve any person of liability under common or state law; to permit state and local governments to restrict the sale and distribution of cigarettes; concerning the placement of advertising of tobacco products; to provide that cigarette advertising not be deductible as a business expense; to prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet; to impose an additional, or to increase existing, excise taxes on cigarettes; to require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and to subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

In 1996, the U.S. Food and Drug Administration ("FDA") published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA's assertion of jurisdiction over cigarettes made by Lorillard and other manufacturers were upheld by the Supreme Court in March of 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

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

Item 1. Business
Lorillard, Inc. - (Continued)

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

A federal law enacted in October 2004 repeals the federal supply management program for tobacco growers and compensates tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufactures and importers are responsible for paying 96.3% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. The law provides that payments will be based on shipments for domestic consumption.

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

In September of 1997, the California Environmental Protection Agency released a report (the "Cal/EPA Report") concluding that ETS causes specified development, respiratory, carcinogenic and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999. The California Air Resources Board is in the process of determining whether to identify ETS as a toxic air contaminant. If that state does so, it could adopt measures to reduce or eliminate emissions, including further restrictions regarding venues where smoking is permitted or controls on cigarette emissions.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain "added constituents," and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law requires cigarettes sold in that state to meet a mandated standard for ignition propensity. Such ignition propensity standards were established in 2003 and became effective in June of 2004. Lorillard developed proprietary technology to comply with the standards and was compliant by the effective date.

Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard's business, though if enacted, they could have a material adverse effect on Lorillard's business and the Company's financial position or results of operations in the future.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. The federal excise tax on cigarettes is $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales in 2004 ranged from $0.10 per pack to $0.75 per pack in 7 states. The average state excise tax, including the District of Columbia, increased to $0.78 per pack (of 20 cigarettes) in 2004 from $0.73 in 2003. Proposals for additional increases in federal, state and local excise taxes continue to be considered. The combined state and municipal taxes range from $0.03 to $3.00 per pack of cigarettes.

Advertising and Marketing: Lorillard advertises its products to adult smokers in magazines, newspapers, direct mail and point-of-sale display materials. In addition, Lorillard promotes its cigarette brands to adult smokers through

Item 1. Business
Lorillard, Inc. - (Continued)

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

Lorillard funds a Youth Smoking Prevention Program, which is designed to discourage youth from smoking. The program addresses youth, parents and, through the "We Card" program, retailers, to prevent purchase of cigarettes by underage purchasers. Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18.

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

As of December 31, 2004, Lorillard had approximately 700 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2004, 2003 and 2002, sales made by Lorillard to McLane Company, Inc., comprised 20%, 20% and 17%, respectively, of Lorillard's revenues. No other customer accounted for more than 10% of 2004, 2003 or 2002 sales. Lorillard does not have any backlog orders.

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

Item 1. Business
Lorillard, Inc. - (Continued)

tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

Due to the varying size and quality of annual crops and other economic factors, tobacco prices have historically fluctuated. The passage of "The American Jobs Creation Act of 2004" (also known as the FSC-ETI bill ) on October 22, 2004 eliminated historical U.S. price supports that accompanied production controls which inflated the market price of U.S. tobacco. Lorillard believes the elimination of production controls and price supports will favorably impact the cost of U.S. tobacco.

Lorillard stores its tobacco in 29 storage warehouses on its 130-acre Danville facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Because of the aging requirements for tobacco, Lorillard maintains large quantities of leaf tobacco at all times. Lorillard believes its current tobacco supplies are adequately balanced for its present production requirements. If necessary, Lorillard can purchase aged tobacco in the open market to supplement existing inventories.

Lorillard produces cigarettes at its Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 185 million cigarettes per day and approximately 43 billion cigarettes per year. Through various automated systems and sensors, Lorillard actively monitors all phases of production to promote quality and compliance with applicable regulations.

Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard's volume of units sold, which in turn could have an adverse impact on Lorillard's profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on industry volume or Lorillard volume, on the mix between premium and discount sales, on Lorillard's market share or on Lorillard's profits and earnings. In addition, Lorillard and other cigarette manufacturers, from time to time, engage in significant promotional activities. These sales promotion costs are accounted for as a reduction in net sales revenue and therefore impact average prices.

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

Lorillard's principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 25 public distributing warehouses located throughout the United States.

Competition: The domestic U.S. market for cigarettes is highly competitive. Competition is primarily based on a brand's price, including level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Lorillard's principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris ("PM") and Reynolds American Inc. ("RAI").

Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program and the combination of RJ Reynolds Tobacco Company ("RJR") and Brown & Williamson ("B&W") into RAI discussed below. The terms of Philip Morris' merchandising contracts preclude Lorillard from obtaining visible space in the retail store to effectively promote its brands. As a result, in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs thereby limiting its sales potential.

Lorillard's 8.8% market share of the 2004 U.S. domestic cigarette industry was third highest overall. Philip Morris and RAI accounted for approximately 47.4% and 28.8%, respectively, of wholesale shipments in 2004. Among the three major manufacturers, Lorillard ranked third behind Philip Morris and RAI with a 12.0% share of the premium segment in 2004.

Item 1. Business
Lorillard, Inc. - (Continued)

In July of 2004, RJR, the second largest cigarette manufacturer in the United States, and B&W, the third largest cigarette manufacturer were combined. The consolidation of these two competitors as RAI has resulted in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created RAI, having a combined market share of approximately 76.2%. In addition, this transaction combines in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 19.7%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

See Item 7, MD&A - Results of Operations - Lorillard for information regarding the business environment, including selected market share data for Lorillard.

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary of the Company, presently operate the following 20 hotels. Loews Hotels accounted for 2.07%, 1.74% and 1.53% of the Company's consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

	Number of
Name and Location	Rooms	Owned, Leased or Managed

Loews Annapolis	220	Owned
Annapolis, Maryland
Loews Beverly Hills Hotel	137	Management contract expiring 2008 (a)
Beverly Hills, California
Loews Coronado Bay Resort	440	Land lease expiring 2034
San Diego, California
Loews Denver	185	Owned
Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel	347	Management contract (a)(b)
St. Pete Beach, Florida
Hard Rock Hotel,	650	Management contract (c)
at Universal Orlando
Orlando, Florida
House of Blues Hotel, a Loews Hotel	370	Management contract expiring 2005 (a)
Chicago, Illinois
The Jefferson, a Loews Hotel	100	Management contract expiring 2010 (a)
Washington, D.C.
Loews Le Concorde	405	Land lease expiring 2069
Quebec City, Canada
Loews L'Enfant Plaza	370	Management contract expiring 2005 (a)
Washington, D.C.
Loews Miami Beach Hotel	790	Land lease expiring 2096
Miami Beach, Florida
Loews New Orleans Hotel	285	Management contract expiring 2018 (a)
New Orleans, Louisiana
Loews Philadelphia Hotel	585	Owned
Philadelphia, Pennsylvania
Portofino Bay Hotel,	750	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
The Regency, a Loews Hotel	350	Land lease expiring 2013, with renewal option
New York, New York		for 47 years
Royal Pacific Resort	1,000	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
Loews Santa Monica Beach	340	Management contract expiring 2018, with
Santa Monica, California		renewal option for 5 years (a)
Loews Vanderbilt Plaza	340	Owned
Nashville, Tennessee
Loews Ventana Canyon Resort	400	Management contract expiring 2009, with
Tucson, Arizona		renewal options for 5 years (a)
Loews Hotel Vogue	140	Owned
Montreal, Canada

Item 1. Business
Loews Hotels Holding Corporation - (Continued)

_________
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

The hotels owned by Loews Hotels are subject to mortgage indebtedness aggregating approximately $144.4 million at December 31, 2004 with interest rates ranging from 3.4% to 6.3%, and maturing between 2006 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $13.7 million for the year ended December 31, 2004.

Competition from other hotels and lodging facilities is vigorous in all areas in which Loews Hotels operates. The demand for hotel rooms in many areas is seasonal and dependent on general and local economic conditions. Loews Hotels properties also compete with facilities offering similar services in locations other than those in which its hotels are located. Competition among luxury hotels is based primarily on location and service. Competition among resort and commercial hotels is based on price as well as location and service. Because of the competitive nature of the industry, hotels must continually make expenditures for updating, refurnishing and repairs and maintenance, in order to prevent competitive obsolescence.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling Inc. ("Diamond Offshore"), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 45 offshore rigs. Diamond Offshore accounted for 5.48%, 4.18% and 4.70% of the Company's consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Diamond Offshore owns and operates 30 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster ("dynamic-positioning") system to maintain the rig's position over a drillsite. Three semisubmersible rigs in Diamond Offshore's fleet have this capability.

Diamond Offshore owns and operates nine high specification semisubmersibles. These semisubmersibles have high-capacity deck loads and are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features. As of January 31, 2005, six of the nine high specification semisubmersibles were located in the U.S. Gulf of Mexico, while the remaining three rigs were located offshore Brazil, Indonesia and Malaysia.

Diamond Offshore owns and operates 21 other semisubmersibles which generally work in maximum water depths up to 4,000 feet and many have diverse capabilities that enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of January 31, 2005, Diamond Offshore was actively marketing 18 of these semisubmersibles. Four of these semisubmersibles were located in the U.S. Gulf of Mexico; four were located offshore Mexico; four were located in the North Sea; three were located offshore Australia; two were located offshore Brazil; and one was located offshore Korea.

Diamond Offshore currently has three cold-stacked semi-submersible rigs. When Diamond Offshore anticipates that a rig will be idle for an extended period of time, it cold stacks the unit by removing the crew and ceasing to actively market the rig. This reduces expenditures associated with keeping the rig ready to go to work. One of Diamond Offshore's semisubmersibles has been cold stacked in the Gulf of Mexico since December 2002, and Diamond Offshore is marketing another cold stacked semisubmersible, the Ocean Liberator, for sale to a third party. The remaining cold-

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

stacked semisubmersible, the Ocean Endeavor, will undergo a major upgrade for ultra-deepwater service commencing in the second quarter of 2005.

Diamond Offshore owns 14 jack-ups, all of which were being actively marketed as of January 31, 2005. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore's jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig's legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 31, 2005, 12 of Diamond Offshore's jack-up rigs were located in the Gulf of Mexico. Of these rigs, nine are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Both of Diamond Offshore's remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Bangladesh, and the other was located offshore India as of January 31, 2005.

Diamond Offshore has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 31, 2005. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs.

Markets: Diamond Offshore's principal markets for its offshore contract drilling services are the Gulf of Mexico, including the United States and Mexico, Europe, principally the U.K. and Norway, South America, Africa and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide. From time to time Diamond Offshore's fleet operates in various other markets throughout the world as the market demands.

Diamond Offshore believes its presence in multiple markets is valuable in many respects. For example, Diamond Offshore believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico, while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, Diamond Offshore believes its performance for a customer in one market segment or area enables it to better understand that customer's needs and better serve that customer in different market segments or other geographic locations.

Diamond Offshore's contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of Diamond Offshore's revenues. In addition, Diamond Offshore has worked some of its rigs under dayrate contracts that include the ability to earn an incentive bonus based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of Diamond Offshore's contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

The duration of offshore drilling contracts is generally determined by market demand and the respective management strategies of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

typically prefer well-to-well contracts that allow contractors to profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer well-to-well contracts that allow them to obtain the benefit of lower dayrates. To the extent possible, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. However, no assurance can be given that Diamond Offshore will be able to achieve or maintain such a balance from time to time.

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore's annual consolidated revenues, although the specific customers may vary from year to year. During 2004, Diamond Offshore performed services for 53 different customers with Petróleo Brasileiro S. A. ("Petrobras") and PEMEX - Exploración Y Producción ("PEMEX") accounting for 12.6% and 10.5% of Diamond Offshore's annual total consolidated revenues, respectively. During 2003, Diamond Offshore performed services for 52 different customers with Petrobras and BP P.L.C. ("BP") accounting for 20.3% and 11.9% of Diamond Offshore's annual total consolidated revenues, respectively. During 2002, Diamond Offshore performed services for 46 different customers with Petrobras, BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of Diamond Offshore's annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore's results of operations.

Competition: The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond Diamond Offshore's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality, rig location and quality of service and equipment, an oversupply of rigs can create an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability often becomes a consideration, particularly with respect to technologically advanced units. Diamond Offshore believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore's rigs.

Regulation: Diamond Offshore's operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose "strict liability" rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

The United States Oil Pollution Act of 1990 ("OPA ‘90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ‘90 and such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

spills. OPA ‘90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

Indemnification and Insurance: Diamond Offshore's operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore's customer's or a third party's property or equipment. Damage to the environment could also result from Diamond Offshore's operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore's loss or liability in certain circumstances or that Diamond Offshore will continue to carry such insurance or receive such indemnification.

Diamond Offshore's retention of liability for property damage is between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an additional aggregate annual deductible of $4.5 million.

Operations Outside the United States: Operations outside the United States accounted for approximately 56.0%, 51.6% and 55.5% of Diamond Offshore's total consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Diamond Offshore's non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. Diamond Offshore's operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

During 2003, Diamond Offshore entered into contracts to operate four of its semisubmersible rigs offshore Mexico for PEMEX, the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than it normally assumes, such as exposure to greater environmental liability. While Diamond Offshore believes that the financial terms of the contracts and Diamond Offshore's operating safeguards in place mitigate these risks, there can be no assurance that Diamond Offshore's increased risk exposure will not have a negative impact on Diamond Offshore's future operations or financial results.

Properties: Diamond Offshore owns an eight-story office building containing approximately 182,000-net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where Diamond Offshore has its corporate headquarters, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000-square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Scotland, Norway, Vietnam, Netherlands, Malaysia, Bangladesh, India, Korea, Singapore and Mexico to support its offshore drilling operations.

BOARDWALK PIPELINES, LLC

Boardwalk Pipelines, LLC (formerly TGT Pipelines, LLC, "Boardwalk Pipelines") is engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk Pipelines includes Texas Gas Transmission, LLC ("Texas Gas"), acquired in May of 2003, and Gulf South Pipeline Company, LP ("Gulf South"), acquired in December of 2004. Boardwalk Pipelines accounted for 1.74% and 0.87% of the Company's consolidated total revenue for the years ended December 31, 2004 and 2003, respectively.

Texas Gas

Texas Gas owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois.

Item 1. Business
Boardwalk Pipelines, LLC - (Continued)

Texas Gas' pipeline transmission system is composed of: approximately 5,900 miles of mainline, storage, and branch transmission pipelines, having a mainline delivery capacity of approximately 2.8 billion cubic feet ("Bcf") of gas per day; 31 compressor stations; and natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky, having storage capacity of approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas' system, thereby prompting Texas Gas to expand its storage facilities. In February, Texas Gas received Federal Energy Regulatory Commission ("FERC") approval to commence expansion of its Western Kentucky storage complex for service to two customers beginning November 1, 2005. Texas Gas estimates that this project will cost approximately $20.7 million and will allow the additional withdrawal of 82,000 MMBtu per day.

Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on their system, in part to meet the requirements of Texas Gas's firm and interruptible storage customers, and in part to meet the requirements of its "No-Notice" ("NNS") transportation service, which allows Texas Gas's customers to temporarily draw from its storage gas during the winter season to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide "Summer No-Notice" ("SNS") transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas's storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

Texas Gas' direct market area encompasses eight states in the South and Midwest and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and the Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines. At December 31, 2004, Texas Gas had transportation contracts with approximately 500 shippers, including distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

Gulf South

Gulf South owns and operates a natural gas pipeline and gathering system located in parts of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South is connected to several major regional supply hubs and market centers for natural gas, including Aqua Dulce, Carthage, Venice, Mobile Bay, Perryville and the Henry Hub, which serves as the designated delivery point for natural gas futures contracts traded on the New York Mercantile Exchange.

Gulf South's pipeline system is composed of: approximately 6,800 miles of transmission pipeline, having a peak day delivery capacity of approximately 3.0 Bcf of gas per day, and 1,200 miles of gathering pipeline; 32 compressor stations; and natural gas storage reservoirs in two underground storage fields located in Louisiana and Mississippi having working gas storage capacity of approximately 68.5 Bcf of gas.

Gulf South uses its storage gas to offer customers flexibility in meeting peak day delivery requirements. Gulf South currently sells firm and interruptible storage services at its Bistineau gas storage facility located in north central Louisiana under market-based rates. Gulf South is developing a large, high-deliverability storage cavern at a leased facility located in Napoleonville, Louisiana that, when operational, is expected to add up to 6.0 Bcf of firm working gas capacity. This facility is expected to be in service and available for sale at market-based rates in the fourth quarter of 2008.

Gulf South transports natural gas to a broad mix of customers throughout the Gulf Coast region. At December 31, 2004, Gulf South had transportation contracts with approximately 200 shippers, including local distribution companies, municipalities, intrastate and interstate pipelines, direct industrial users, electrical generators, marketers and producers.

Regulation: The natural gas pipeline operations of Boardwalk Pipelines are subject to regulation by the FERC under the Natural Gas Act of 1938 ("NGA") and Natural Gas Policy Act of 1978 ("NGPA"). They are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of regulated pipeline companies.

Item 1. Business
Boardwalk Pipelines, LLC - (Continued)

The maximum rates that may be charged by Texas Gas and Gulf South for their gas transportation and storage services are established through the FERC ratemaking process. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughout assumptions. The allowed rate of return must be approved by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. Texas Gas is currently obligated to file a new rate case with the FERC, with rates to be effective no later than November 1, 2005. Gulf South currently has no obligation to file a new rate case. Most of Gulf South's transportation services are provided at less than the current maximum applicable rates allowed by its tariff. Gulf South charges market based rates for that portion of its storage services provided from its Bistineau gas storage facility (and those it will provide at the storage field it is developing in Louisiana) pursuant to authority granted to it by the FERC.

Competition: Boardwalk Pipelines competes primarily with other interstate and intrastate pipeline systems in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC's continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of the traditional customer bases of Texas Gas and Gulf South. As a result, segmentation and capacity release have created an active secondary market which is increasingly competitive with them. The business of Boardwalk Pipelines is, in part, dependent on the volumes of natural gas consumed in the United States. Natural gas competes with other forms of energy available to their customers, including electricity, coal, and fuel oils.

Properties: The operating subsidiaries of Boardwalk Pipelines own their respective pipeline systems in fee, with certain immaterial portions, such as offshore assets, being held jointly with third parties. A substantial portion of these systems is constructed and maintained pursuant to rights-of-way, easements, permits, and licenses or consents on and across property owned by others. Texas Gas owns its main office building and other facilities located in Owensboro, Kentucky. Gulf South maintains its headquarters facilities in approximately 55,000 square feet of leased office space located in Houston, Texas. Storage facilities are either owned or contracted for under long-term leases.

BULOVA CORPORATION

Bulova Corporation ("Bulova") is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for 1.16%, 1.01% and 0.95% of the Company's consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Properties: Bulova owns an 80,000 square foot facility in Woodside, New York which it uses for executive and sales offices, watch distribution, service and warehouse purposes. Bulova also owns 6,100 square feet of office space in Hong Kong which it uses for quality control and sourcing purposes. Bulova leases a 31,000 square foot facility in Toronto, Canada, which it uses for watch and clock sales and service; and a 27,000 square foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations. Bulova also leases facilities in Mexico, Federal District, and Fribourg, Switzerland.

EMPLOYEE RELATIONS

The Company, inclusive of its operating subsidiaries as described below, employed approximately 22,000 persons at December 31, 2004.

CNA employed approximately 10,600 full-time equivalent employees and has experienced satisfactory labor relations.

Lorillard employed approximately 3,100 persons. Approximately 1,100 of these employees are represented by labor unions covered by three collective bargaining agreements.

Item 1. Business
Employee Relations - (Continued)

Lorillard has collective bargaining agreements covering hourly rated production and service employees at various Lorillard plants with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, and the National Conference of Fireman and Oilers/SEIU.

Loews Hotels employed approximately 2,100 persons, approximately 700 of whom are union members covered under collective bargaining agreements. Loews Hotels has experienced satisfactory labor relations.

Diamond Offshore employed approximately 4,200 persons including international crew personnel furnished through independent labor contractors. Diamond Offshore has experienced satisfactory labor relations and does not currently consider the possibility of a shortage of qualified personnel to be a material factor in its business.

Boardwalk Pipelines employed approximately 1,100 persons, approximately 115 of which are covered by a collective bargaining agreement. Boardwalk Pipelines has experienced satisfactory labor relations.

Bulova employed approximately 550 persons, approximately 180 of whom are union members. Bulova has experienced satisfactory labor relations.

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

Item 3. Legal Proceedings.

Insurance Related - Information with respect to insurance related legal proceedings is incorporated by reference to Note 21, "Legal Proceedings - Insurance Related" of the Notes to Consolidated Financial Statements included in Item 8.

Tobacco Related - Approximately 4,075 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,750 of these cases. The Company is a defendant in five of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 21, "Legal Proceedings - Tobacco Related" of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

The pending product liability cases are comprised of the following types of cases:

"Conventional product liability cases" are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,350 cases are pending, including approximately 1,065 cases against Lorillard. The 1,350 cases include approximately 1,020 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 940 of the 1,020 consolidated West Virginia cases. The Company is a defendant in two of the conventional product liability cases and is not a party to any of the consolidated West Virginia cases.

"Class action cases" are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of "light" cigarettes. The Company is a defendant in two of the class action cases. Lorillard is not a defendant in approximately 30 additional "lights" class action cases that are pending against other cigarette manufacturers. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

Item 3. Legal Proceedings
Tobacco Related - (Continued)

"Reimbursement cases" are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens. Lorillard is a defendant in four of the seven Reimbursement cases pending in the United States. The Company is a defendant in one of the pending Reimbursement cases. Lorillard and the Company also are named as defendants in an additional case pending in Israel. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. Trial of this matter began during September of 2004 and is proceeding. During February of 2005, an appellate court ruled that the government may not seek disgorgement of profits, although this order is not final because the government has advised the court that it will seek rehearing of this decision.

"Contribution cases" are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers. The Company is not a defendant in this matter. Reference is made to Exhibit 99.01 to this Report for the identity of the pending Contribution case in which Lorillard is a party.

"Flight Attendant cases" are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,665 pending Flight Attendant cases. The Company is not a defendant in any of the Flight Attendant cases.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 400 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 150 of the 400 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in five of the actions.

Other tobacco-related litigation includes "Tobacco Related Anti-Trust Cases." Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

None

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

Gary W. Garson	Senior Vice President, General Counsel and	58	1988
	Secretary
Herbert C. Hofmann	Senior Vice President	62	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	60	1997
Arthur L. Rebell	Senior Vice President	63	1998
Andrew H. Tisch	Office of the President and Chairman	55	1985
	of the Executive Committee
James S. Tisch	Office of the President, President and	52	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President	51	1987
Preston R. Tisch	Chairman of the Board	78	1960

Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant - (Continued)

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Loews Corporation's common stock is listed on the New York Stock Exchange. The following table sets forth the reported high and low sales prices in each calendar quarter of 2004 and 2003:

	2004		2003
	High	Low	High	Low

First Quarter	$63.20	$49.07	$47.90	$39.65
Second Quarter	61.35	55.45	49.02	38.25
Third Quarter	60.16	53.35	49.18	40.10
Fourth Quarter	71.01	55.54	49.48	38.80

Carolina Group stock

Carolina Group stock is listed on the New York Stock Exchange. The following table sets forth the reported high and low sales prices in each calendar quarter of 2004 and 2003:

	2004		2003
	High	Low	High	Low

First Quarter	$29.85	$24.46	$22.95	$18.00
Second Quarter	27.90	22.49	27.18	16.86
Third Quarter	25.04	22.92	28.10	20.70
Fourth Quarter	30.00	24.05	25.70	22.49

Dividend Information

The Company has paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.15 per share of Loews common stock were paid in each calendar quarter of 2004 and 2003.

The Company paid quarterly cash dividends on Carolina Group stock of $0.445 per share beginning in the second quarter of 2002. The Company increased its quarterly cash dividend on Carolina Group stock to $0.455 per share beginning in the second quarter of 2003. Regular dividends were paid in each calendar quarter of 2004 and 2003.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2004 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities		issuance under
	to be issued upon	Weighted average	equity compensation
	exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	1,257,775	$50.302	573,450
Carolina Group stock:
Equity compensation plans approved by
security holders (b)	560,000	$25.230	937,750
Equity compensation plans not approved
by security holders (c)	N/A	N/A	N/A
___________
(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	Consists of the Carolina Group 2002 Stock Option Plan.
(c)	The Company has no equity compensation plans that have not been authorized by its stockholders.

Approximate Number of Equity Security Holders

The Company has approximately 1,770 holders of record of Loews common stock and approximately 90 holders of record of Carolina Group stock.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management excluded from this assessment the business of Gulf South, which was acquired on December 29, 2004 and which was immaterial to the Company's 2004 consolidated financial results. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on this assessment, the Company's management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, the registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. The attestation report of Deloitte & Touche LLP follows this report.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Loews Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Loews Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the Company's consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

Deloitte & Touche LLP
New York, New York
February 28, 2005

Item 6. Selected Financial Data.

Year Ended December 31	2004	2003	2002	2001	2000
(In millions, except per share data)

Results of Operations:

Revenues	$15,242.3	$16,461.0	$17,456.5	$18,728.2	$20,633.0
Income (loss) before taxes and minority
interest	$1,822.0	$(1,378.4)	$1,640.7	$(829.1)	$3,135.9
Income (loss) from continuing operations	$1,231.3	$(666.1)	$978.6	$(547.7)	$1,835.5
Discontinued operations - net		55.4	(27.0)	13.9	13.1
Cumulative effect of changes in
accounting principles - net			(39.6)	(53.3)
Net income (loss)	$1,231.3	$(610.7)	$912.0	$(587.1)	$1,848.6

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$1,046.8	$(781.3)	$837.9	$(547.7)	$1,835.5
Discontinued operations - net		55.4	(27.0)	13.9	13.1
Cumulative effect of changes in
accounting principles - net			(39.6)	(53.3)
Loews common stock	1,046.8	(725.9)	771.3	(587.1)	1,848.6
Carolina Group stock	184.5	115.2	140.7
Net income (loss)	$1,231.3	$(610.7)	$912.0	$(587.1)	$1,848.6

Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$5.64	$(4.21)	$4.46	$(2.81)	$9.24
Discontinued operations - net		0.30	(0.14)	0.07	0.06
Cumulative effect of changes in
accounting principles - net			(0.21)	(0.27)
Net income (loss)	$5.64	$(3.91)	$4.11	$(3.01)	$9.30

Carolina Group stock	$3.15	$2.76	$3.50

Financial Position:

Investments	$44,298.5	$42,514.8	$40,136.7	$41,159.1	$41,332.7
Total assets	73,749.5	77,989.5	70,515.6	75,001.0	71,588.7
Debt	6,990.3	5,820.2	5,651.9	5,920.3	6,040.0
Shareholders' equity	12,183.3	11,054.3	11,235.2	9,429.3	10,969.1
Cash dividends per share:
Loews common stock	0.60	0.60	0.60	0.58	0.50
Carolina Group stock	1.82	1.81	1.34
Book value per share of Loews common
stock	66.71	60.92	61.68	49.24	55.62
Shares outstanding:
Loews common stock	185.58	185.45	185.44	191.49	197.23
Carolina Group stock	67.97	57.97	39.91

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial insurance (CNA Financial Corporation ("CNA"), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. ("Lorillard"), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation ("Loews Hotels"), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. ("Diamond Offshore"), a 55% owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC ("Boardwalk Pipelines"), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation ("Bulova"), a wholly owned subsidiary). Unless the context otherwise requires, the terms "Company," "Loews" and "Registrant" as used herein mean Loews Corporation excluding its subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview - (Continued)

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2004 was $1,231.3 million, compared to a net loss of $610.7 million in the prior year.

The following table summarizes the net income (loss) and earnings per share information:

Year Ended December 31	2004	2003
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) before net investment gains (losses) (a)	$1,191.7	$(1,044.4)
Net investment gains (losses) (b)	(144.9)	263.1
Income (loss) from continuing operations	1,046.8	(781.3)
Discontinued operations-net	-	55.4
Net income (loss) attributable to Loews common stock	1,046.8	(725.9)
Net income attributable to Carolina Group stock	184.5	115.2
Consolidated net income (loss)	$1,231.3	$(610.7)

Per share:
Income (loss) per share of Loews common stock:
Income (loss) from continuing operations	$5.64	$(4.21)
Discontinued operations-net	-	0.30
Net income (loss) per share of Loews common stock	$5.64	$(3.91)

Net income per share of Carolina Group stock	$3.15	$2.76
__________
(a)	Includes income of $116.5 (after tax) for the year ended December 31, 2004 from an investee's sale of four ultra large crude oil tankers.
(b)
Includes a loss of $352.9 (after tax and minority interest) for the year ended December 31, 2004 related to CNA's sale of its individual life insurance business and a loss of $116.4 (after tax and minority interest) for the year ended December 31, 2003 related to CNA's sale of its Group Benefits business.

Net income attributable to Loews common stock for the year ended 2004 amounted to $1,046.8 million or $5.64 per share, compared to a loss of $725.9 million or $3.91 per share in the prior year.

Income before net investment gains (losses) attributable to Loews common stock amounted to $1,191.7 million in the year ended 2004 compared to a loss of $1,044.4 million in the prior year. Results for 2004 include charges at CNA of $162.5 million (after tax and minority interest) due to the impact of the Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by income of $116.5 million (after taxes) from Hellespont Shipping Corporation, a 49%-owned company, following the sale of its four ultra-large oil tankers. The 2003 results include charges by CNA for net prior year development of $1,667.4 million (after tax and minority interest) and an increase in bad debt reserves for insurance and reinsurance receivables of $356.9 million (after tax and minority interest).

Net income attributable to Loews common stock includes net investment losses of $144.9 million (after tax and minority interest), compared to net investment gains of $263.1 million (after tax and minority interest) in the prior year. Net investment losses in 2004 are due primarily to a loss of $352.9 million (after tax and minority interest) from CNA's sale of its individual life insurance business.

Carolina Group net income for 2004 was $545.9 million, compared to $468.3 million in the prior year. Net income for 2003 included a $27.5 million charge ($17.1 million after taxes) to settle litigation with tobacco growers and a $28.0 million charge ($17.5 million after taxes) to resolve indemnification claims and trademark matters in connection with the 1977 sale by Lorillard of its international business. Net income attributable to Carolina Group stock for 2004 was $184.5 million, or $3.15 per share of Carolina Group stock, compared to $115.2 million, or $2.76 per share of Carolina Group stock in the prior year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview - (Continued)

Consolidated revenues for the year ended 2004 amounted to $15.2 billion compared to $16.5 billion in the prior year. The decline in revenues reflects CNA's sale of its Group Benefits business in December of 2003 and the sale of the individual life insurance business in April of 2004.

Acquisition of Interstate Natural Gas Pipelines

   In May of 2003, Boardwalk Pipelines acquired Texas Gas for approximately $1.05 billion, including assumed debt. Texas Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois.

   The Texas Gas pipeline transmission system has a mainline delivery capacity of approximately 2.8 billion cubic feet ("Bcf") of gas per day and is composed of approximately 5,900 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations. Texas Gas owns and operates natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky. The certificated storage capacity of Texas Gas's fields is approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.

   In December of 2004, Boardwalk Pipelines acquired Gulf South for approximately $1.14 billion. Gulf South is an interstate natural gas transmission company that owns and operates a natural gas pipeline and gathering system located in parts of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South's pipeline transmission system is composed of approximately 6,800 miles of transmission pipelines, 1,200 miles of gathering pipeline and 32 compressor stations. Gulf South has 68.5 Bcf of working gas storage capacity.

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 for further information.

CNA Recent Developments

   During 2003, CNA completed a strategic review of its operations and decided to concentrate efforts on its property and casualty business. As a result of this review and several significant charges in 2003, a capital plan was developed to replenish statutory capital of the property and casualty subsidiaries. A summary of the capital plan, related actions and other significant business decisions is discussed below:

   On April 30, 2004, CNA sold its individual life insurance business. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA's individual long term care and structured settlement businesses were excluded from the sale.

   On December 31, 2003, CNA sold the majority of its group benefits business. The business sold included group life and accident, short and long term disability and certain other products. CNA's group long term care and specialty medical businesses were excluded from the sale.

   During 2003, CNA sold the renewal rights for most of the treaty business of CNA Re and withdrew from the assumed reinsurance business. CNA is managing the run-off of its retained liabilities.

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 for further information.

   During 2003, CNA undertook an expense initiative, of which the primary components were a reduction of the workforce by approximately five percent, lower commissions and other acquisition costs, principally related to workers compensation, and reduced spending in other areas. CNA achieved the targeted workforce reduction in 2003. Actions related to reducing commissions and other acquisition expenses began in 2003 and were completed in 2004.

   During 2004, CNA undertook additional expense initiatives that produced expense savings of approximately $100.0 million. The primary components of the expense initiatives were a reduction in certain business expenses through more stringent expense policies and guidelines, reduced facilities cost through consolidation of locations, and to a lesser extent, workforce reductions. CNA is currently formulating plans to reach its goal of an additional $100.0 million of expense reductions in 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CNA Recent Developments - (Continued)

In November of 2003, CNA established a capital plan to replenish statutory capital impacted by the strategic review and charges for prior year development and related matters. Under the capital plan, in November of 2003, CNA sold to Loews $750.0 million of a new series of convertible preferred stock which converted into 32,327,015 shares of CNA common stock in April of 2004, and received commitments from Loews for additional capital support of up to $650.0 million through the purchase of surplus notes of Continental Casualty Company ("CCC"), CNA's principal insurance subsidiary, in the event certain additions to CCC's statutory capital were not achieved through asset sales. As a result of this commitment, Loews purchased $300.0 million principal amount of surplus notes in February of 2004 in relation to CNA's sale of the individual life business and $46.0 million principal amount of surplus notes in February of 2004 in relation to the sale of the group benefits business. The $300.0 million surplus note was repaid in June of 2004, and the $46.0 million surplus note was repaid in December of 2004, thereby fulfilling all of the commitments under the capital plan.

Classes of Common Stock

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company's 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.9 billion outstanding at December 31, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2004, the outstanding Carolina Group stock represents a 39.19% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company's assets and liabilities other than the 39.19% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

The existence of separate classes of common stock could give rise to occasions where the interests of the holders of Loews common stock and Carolina Group stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, the Company's board of directors could, in its sole discretion, from time to time, make determinations or implement policies that affect disproportionately the groups or the different classes of stock. For example, the Company's board of directors may decide to reallocate assets, liabilities, revenues, expenses and cash flows between groups, without the consent of shareholders. The board of directors would not be required to select the option that would result in the highest value for holders of Carolina Group stock.

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

Parent Company Structure

The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company's subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company's subsidiaries will

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Parent Company Structure - (Continued)

generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders (see Liquidity and Capital Resources - CNA Financial, below).

At December 31, 2004, the book value per share of Loews common stock was $66.71, compared to $60.92 at December 31, 2003.

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

The accounting policies discussed below are considered by management to be critical to an understanding of the Company's consolidated financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on the Company's results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2004 and 2003. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves - Estimates and Uncertainties section below.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience and current economic conditions. Further information on reinsurance is provided in the Reinsurance section below.

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

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

CNA is also involved in various legal proceedings that have arisen during the ordinary course of business. CNA evaluates the facts and circumstances of each situation, and when CNA determines it necessary, a liability is estimated and recorded.

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

The Company continues to monitor potential changes in authoritative guidance related to recognizing other-than-temporary impairments. Any such changes may cause the Company to recognize impairment losses in results of operations which would not be recognized under the current guidance, or to recognize such losses in earlier periods, especially those due to increases in interest rates. Such changes could also impact the recognition of investment income on impaired securities. While the impact of changes in authoritative guidance could increase earnings volatility in future periods, because fluctuations in the fair value of securities are already reflected in shareholders' equity, any changes would not be expected to have a significant impact on equity. Further information on CNA's process for evaluating impairments is provided in the "Investments - CNA" section below.

Securities in the parent company's investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company's investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

Long Term Care Products

CNA's reserves and deferred acquisition costs for its long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company's results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

Pension and Postretirement Benefit Obligations

The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company's pension and postretirement benefit obligations is included in Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Loans to National Contractor

CNA Surety Corporation ("CNA Surety") has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2004 and 2003, there were $99.0 million and $80.0 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104.0 million as of February 24, 2005. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $29.0 million and $25.0 million of the loans outstanding as of December 31, 2004 and 2003, and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6.0% over prime rate to 5.0% per annum, effective as of December 27, 2004, with an additional 3.0% interest accrual when borrowings under the facility are at or below the original $86.0 million limit. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13.0 million and $7.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company has taken an impairment charge of $80.5 million pretax ($48.8 million after-tax and minority interest) for the fourth quarter of 2004 with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106.0 million or further changes in the national

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

contractor's business plan or projections may necessitate further impairment charges. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately the Company's exposure to loss. While CNA believes that the contractor's restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under CNA's surety bonds could have a material adverse effect on the Company's results of operations and/or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Further information on the Company's exposure to this national contractor and this credit agreement is provided in Note 22 of the Notes to Consolidated Financial Statements included under Item 8 and the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

As a result of the strategic review and other actions described above in "CNA Recent Developments," in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company and CNA have revised the reportable business segment structure to reflect these changes.

CNA now manages its property and casualty operations in two operating segments which represent CNA's core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly included in the Property and Casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort ("APMT") claims as well as the results of CNA's participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

The changes made to the Company's reportable segments were as follows: (1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; (2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; (3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; (4) CNA Re (formerly included in the Property and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; (5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; and (6) certain run-off life and group operations (formerly included in the Other Insurance segment) are now included in the Life and Group Non-Core segment.

Throughout this MD&A the results of operations include discussion and results for all of CNA's businesses, including those sold or exited as described above.

In 2004, expenses incurred related to uncollectible reinsurance receivables were reclassified from "Other operating expenses" to "Insurance claims and policyholders' benefits." This change in expenses incurred related to uncollectible reinsurance receivables impacted the loss and loss adjustment expense and the expense ratios. In addition, investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) or the combined ratios in any period.

In addition, until 2003, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and Other segment. Prior period segment disclosures have been conformed to the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations by Business Segment - (Continued)

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation ("CNA"). CNA is a 91% owned subsidiary of the Company.

Net Prior Year Development

The results of operations for the years ended December 31, 2004, 2003 and 2002 were impacted by net prior year development recorded for the property and casualty and the Other Insurance segments. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

The following tables summarize pretax net prior year development by segment for the property and casualty segments and the Other Insurance segment for the years ended December 31, 2004, 2003 and 2002.

	Standard	Specialty	Other
Year Ended December 31, 2004	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$105.0	$75.0	$23.0	$203.0
APMT			55.0	55.0
Total	105.0	75.0	78.0	258.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	113.0	58.0	87.0	258.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Pretax unfavorable (favorable) premium
development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$16.0	$30.0	$96.0	$142.0
Total 2004 unfavorable net prior year development
(after-tax and minority interest)	$9.1	$18.3	$56.6	$84.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2003	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and allocated
claim adjustment expense development excluding
the impact of corporate aggregate reinsurance
treaties:
Property and casualty, excluding APMT	$1,424.0	$313.0	$355.0	$2,092.0
APMT			795.0	795.0
Total	1,424.0	313.0	1,150.0	2,887.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	939.0	257.0	1,048.0	2,244.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	211.0	6.0	(32.0)	185.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Pretax unfavorable premium development	480.0	37.0	26.0	543.0
Total 2003 unfavorable net prior year development
(pretax)	$1,419.0	$294.0	$1,074.0	$2,787.0
Total 2003 unfavorable net prior year development
(after-tax and minority interest)	$831.3	$172.2	$629.4	$1,632.9

Year Ended December 31, 2002

Pretax unfavorable (favorable) net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$(191.0)	$55.0	$248.0	$112.0
Ceded losses related to corporate aggregate
reinsurance treaties	(14.0)	(41.0)	(93.0)	(148.0)
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(205.0)	14.0	155.0	(36.0)
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	76.0	17.0	(103.0)	(10.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	10.0	29.0	62.0	101.0
Pretax unfavorable (favorable) premium development	86.0	46.0	(41.0)	91.0
Total 2002 unfavorable (favorable) net prior year
development (pretax)	$(119.0)	$60.0	$114.0	$55.0
Total 2002 unfavorable (favorable) net prior year
development (after-tax and minority interest)	$(68.9)	$34.9	$66.2	$32.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Reserves - Estimates and Uncertainties

CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled ("case reserves") and claims that have been incurred but not reported ("IBNR"). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading "Insurance reserves." Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Insurance Segment Results sections of this MD&A and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA's business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of water damage claims, including those related to expenses for testing and remediation of mold conditions;

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy.

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA's claim and claim adjustment expense reserves and could lead to future reserve additions. See the Insurance Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on the Company's results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)
CNA's experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs' lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA; and

•	CNA's ability to recover reinsurance for APMT claims.

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

Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A for additional information relating to APMT claims and reserves.

CNA's recorded reserves, including APMT reserves, reflect management's best estimate as of a particular point in time based upon known facts, current law and management's judgment. The reserve analyses performed by CNA's actuaries result in point estimates. Management uses these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of management's consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

performed by CNA's actuaries results in both a point estimate and a range. Management uses the point estimate as the primary factor in determining the carried reserve but also considers the range given the volatility of APMT exposures, as noted above.

For Standard Lines, the December 31, 2004 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the December 31, 2004 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 accident year. The data from the current accident year is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Other Insurance, the December 31, 2004 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see discussion on Net Prior Year Development, above). These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA's business, insurer financial strength and debt ratings, and the Company's results of operations and equity. See the Ratings section of this MD&A.

The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the Standard Lines, Specialty Lines and Other Insurance segments. In addition to the gross carried loss reserves presented below, Claim and Claim Adjustment Expense Reserves as reflected on the Consolidated Balance Sheet include $3,680.0 million at December 31, 2004, related to the Life and Group Non-Core segment.

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2004	Reserves	Reserves
(In millions, except %)

Standard Lines	$14,302.0	+/- 7.0%
Specialty Lines	4,860.0	+/- 7.0%
Other Insurance	8,678.0	+/- 25.0%

The estimated volatility noted above does not represent an actuarial range around CNA's gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment, and along with the associated reserve balances, allows for the quantification of potential earnings impacts in future reporting periods. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, the potential for changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to net income or shareholders' equity.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA's retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers' compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers' compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $267.0 million, $344.0 million and $239.0 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,570.0 million and $2,789.0 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if CNA exceeds certain aggregate loss ratio thresholds, the rate at which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46.0 million, $147.0 million and $10.0 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

December 31,	2004	2003
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,984.1	$14,215.9
Ceded future policy benefits	1,259.6	1,218.2
Ceded policyholders' funds	64.8	6.6
Billed reinsurance receivables	685.2	813.1
Reinsurance receivables	15,993.7	16,253.8
Allowance for uncollectible reinsurance	(531.1)	(572.6)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,462.6	$15,681.2

CNA has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531.1 million and $572.6 million at December 31, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the execution of commutation agreements in 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The provision incurred related to uncollectible reinsurance receivables is presented as a component of "Insurance claims and policyholders' benefits" on the Consolidated Statements of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Prior to the April of 2004 sale of its individual life and annuity business to Swiss Re Life & Health America Inc. ("Swiss Re"), CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2004, CNA ceded $1,012.0 million of future policy benefits to Swiss Re. In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford Financial Services, Inc. ("Hartford"). As of December 31, 2004 and 2003, these ceded reserves were $1,726.0 million and $1,473.0 million.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,561.0 million and $5,255.0 million at December 31, 2004 and 2003.

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

CNA's largest recoverables from a single reinsurer at December 31, 2004, including prepaid reinsurance premiums, were approximately $2,236.0 million from subsidiaries of The Allstate Corporation, $2,163.0 million from subsidiaries of Swiss Reinsurance Group, $1,843.0 million from subsidiaries of Hannover Reinsurance (Ireland), Ltd., $1,726.0 million from Hartford Life Group Insurance Company, $944.0 million from American Reinsurance Company, and $603.0 million from subsidiaries of the Berkshire Hathaway Group.

In 2002, CNA entered into a corporate aggregate reinsurance treaty covering substantially all of CNA's property and casualty lines of business (the "2002 Cover"). Ceded premium related to the reinsurer's margin of $10.0 million was recorded in 2002. No losses were ceded during 2002 under this contract, and the 2002 Cover was commuted as of December 31, 2002.

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA's property and casualty lines of business (the "Aggregate Cover"). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. Any such premiums would be recorded in the period in which the loss ratio threshold is met.

During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the World Trade Center ("WTC") event. The aggregate limits for the Aggregate Cover have been fully utilized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The impact of the Aggregate Cover was as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Ceded earned premium	$(1.0)	$(258.0)
Ceded claim and claim adjustment expenses		500.0
Interest charges	(82.0)	(147.0)	$(51.0)
Pretax (expense) benefit	$(83.0)	$95.0	$(51.0)

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the "CCC Cover"). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. During 2003, the CCC Cover was fully utilized. Under the CCC Cover, interest charges on the funds withheld generally accrue at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. In 2004, the aggregate loss ratio exceeded this threshold which required the interest rate to increase retroactively to the beginning of the contract, generating retroactive interest charges of $46.0 million which were recorded in 2004.

At CNA's discretion, the contract can be commuted annually on the anniversary date of the contract. The CCC Cover requires mandatory commutation on December 31, 2010, if the agreement has not been commuted on or before such date. Upon mandatory commutation of the CCC Cover, the reinsurer is required to release to CNA the existing balance of the funds withheld account if the unpaid ultimate ceded losses at the time of commutation are less than or equal to the funds withheld account balance. If the unpaid ultimate ceded losses at the time of commutation are greater than the funds withheld account balance, the reinsurer will release the existing balance of the funds withheld account and pay CNA the present value of the projected amount the reinsurer would have had to pay from its own funds absent a commutation. The present value is calculated using 1-year London InterBank Offered Rate ("LIBOR") as of the date of the commutation.

The impact of the CCC Cover was as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Ceded earned premium		$ (100.0)	$ (101.0)
Ceded claim and claim adjustment expenses		143.0	148.0
Interest charges	$(91.0)	(59.0)	(37.0)
Pretax (expense) benefit	$(91.0)	$(16.0)	$10.0

The impact by segment of the Aggregate Cover and the CCC Cover was as follows:

Years Ended December 31	2004	2003	2002
(In millions)

Standard Lines	$(114.0)	$70.0	$(53.0)
Specialty Lines	(1.0)	9.0	3.0
Other Insurance	(59.0)		9.0
Pretax (expense) benefit	$(174.0)	$79.0	$(41.0)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Terrorism Insurance

CNA and the insurance industry incurred substantial losses related to the 2001 WTC event. For the most part, the industry was able to absorb the loss of capital from these losses, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

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

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company's results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable). In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation. In those states that mandate property insurance coverage of damage from fire following a loss, CNA is also prohibited from excluding terrorism exposure under such coverage.

Terrorism-related reinsurance losses are not covered by the Act. CNA's assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

The bills described above would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15.0% in 2006 and raised to 20.0% in 2007. Notwithstanding these developments, enactment of a law extending the Act is not assured.

If the Act is not extended CNA will, among other steps, seek to exclude risks with perceived terrorism exposure, to the extent permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later will be underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. Since that time, a number of states have announced that they will approve, on an expedited basis, conditional exclusions which fall within certain limitations. Other states appear unlikely to approve terrorism exclusions. There is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that regulatory authorities will approve policy exclusions for terrorism.

Restructuring

In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA's Information Technology operations. The remaining accrual of $3.0 million was released during 2004. The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the "2001 Plan").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units ("SBUs") in the property and casualty operations, changes in the strategic focus of the Life and Group Non-Core segment (formerly Life Operations and Group Operations) and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

During 2002, $32.0 million pretax, or $18.4 million after-tax and minority interest, of this accrual was reduced. No restructuring or other related charges or releases related to the 2001 Plan were incurred in 2003 or 2004.

All lease termination costs and impaired asset charges, except lease termination costs incurred by operations in the United Kingdom and software write-offs incurred by Life and Group Non-Core segment, were charged to the Other Insurance segment because office closure and consolidation decisions were not within the control of the other segments affected. Lease termination costs incurred in the United Kingdom related solely to the operations of CNA Re. All other charges were recorded in the segment benefiting from the services or existence of an employee or an asset.

The following tables summarize the 2001 Plan Initial Accrual and the activity in that accrual through December 31, 2004 by type of restructuring cost and by segment.

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)

2001 Plan Initial Accrual	$68.0	$56.0	$30.0	$35.0		$189.0
Costs that did not require cash				(35.0)		(35.0)
Payments charged against liability	(2.0)					(2.0)
Accrued costs at December 31, 2001	66.0	56.0	30.0			152.0
Costs that did not require cash	(1.0)	(3.0)	(9.0)			(13.0)
Payments charged against liability	(53.0)	(12.0)	(4.0)			(69.0)
Reduction of accrual	(10.0)	(7.0)	(15.0)			(32.0)
Accrued costs at December 31, 2002	2.0	34.0	2.0			38.0
Costs that did not require cash			(1.0)			(1.0)
Payments charged against liability	(2.0)	(15.0)				(17.0)
Accrued costs at December 31, 2003		19.0	1.0			20.0
Payments charged against liability		(5.0)				(5.0)
Accrued costs at December 31, 2004	$	$ $ 14.0	$1.0	$	$	$ 15.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

			Life and
	Standard	Specialty	Group	Other
	Lines	Lines	Non-Core	Insurance	Total
(In millions)

2001 Plan Initial Accrual	$42.0	$4.0	$54.0	$89.0	$189.0
Costs that did not require cash			(35.0)		(35.0)
Payments charged against liability				(2.0)	(2.0)
Accrued costs at December 31, 2001	42.0	4.0	19.0	87.0	152.0
Costs that did not require cash				(13.0)	(13.0)
Payments charged against liability	(34.0)	(1.0)	(18.0)	(16.0)	(69.0)
Reduction of accrual	(7.0)	(2.0)	(1.0)	(22.0)	(32.0)
Accrued costs at December 31, 2002	1.0	1.0		36.0	38.0
Costs that did not require cash				(1.0)	(1.0)
Payments charged against liability	(1.0)	(1.0)		(15.0)	(17.0)
Accrued costs at December 31, 2003				20.0	20.0
Payments charged against liability				(5.0)	(5.0)
Accrued costs at December 31, 2004	$	$	$	$ $ 15.0	$15.0

Approximately $3.0 million of the remaining accrual for the 2001 Plan, primarily related to lease termination costs, is expected to be paid in 2005.

Segment Results

The following is a discussion of the results of operations for CNA's operating segments. In evaluating the results of the Standard Lines and Specialty Lines, management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31	2004	2003	2002
(In millions, except %)

Net written premiums	$4,582.0	$4,561.0	$4,755.0
Net earned premiums	4,917.0	4,530.0	4,678.0
Income (loss) before net realized investment gains (losses)	202.0	(855.9)	151.7
Net realized investment gains (losses)	126.2	211.1	(71.1)
Net income (loss)	328.2	(644.8)	42.4

Ratios:
Loss and loss adjustment expense	70.7%	98.1%	73.1%
Expense	34.6	42.7	31.5
Dividend	0.2	2.2	1.6
Combined	105.5%	143.0%	106.2%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

2004 Compared with 2003

Net results increased $973.0 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $836.6 million after-tax and minority interest ($1,403.0 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $52.0 million after-tax and minority interest ($88.0 million pretax), a decrease in the bad debt provision for reinsurance receivables of $43.8 million after-tax and minority interest ($74.0 million pretax), decreased dividend development of $41.1 million after-tax and minority interest ($69.0 million pretax), a decrease in certain insurance related assessments of $31.9 million after-tax and minority interest ($54.0 million pretax) and increased net investment income of $52.0 million after-tax and minority interest ($88.0 million pretax), primarily due to reduced interest charges of $57.5 million after-tax and minority interest ($97.0 million pretax) related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by decreased net realized investment results of $84.9 million after-tax and minority interest ($142.0 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $167.0 million after-tax and minority interest ($282.0 million pretax) and $64.0 million after-tax and minority interest ($110.0 million pretax) for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains (losses).

Net written premiums for Standard Lines increased $21.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased premiums ceded of $270.0 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business as competition increases and carriers protect renewals, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard. The net written premium results are consistent with CNA's strategy of portfolio optimization. CNA's priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged rate increases of 4.0%, 16.0% and 25.0% for 2004, 2003 and 2002 for the contracts that renewed during those periods. Retention rates of 70.0%, 72.0% and 69.0% were achieved for those contracts that were up for renewal. Competitive market pressures are expected to continue to contribute to the moderation in rate increases as the property and casualty market pricing continues to soften.

Net earned premiums increased $387.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270.0 million related to corporate aggregate and other reinsurance treaties.

The combined ratio decreased 37.5 points in 2004 as compared with 2003. The loss ratio decreased 27.4 points in 2004 as compared with 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,403.0 million and a decrease in the bad debt provision recorded for reinsurance receivables of $74.0 million. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $260.0 million and $110.0 million were recorded in 2004 and 2003. The increased 2004 catastrophe losses were primarily due to a $235.0 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development of $16.0 million was recorded in 2004, including $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development. Unfavorable net prior year development of $1,419.0 million, including $939.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $480.0 million of unfavorable premium development, was recorded in 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Standard Lines.

December 31	2004	2003
(In millions)

Gross Case Reserves	$6,904.0	$6,416.0
Gross IBNR Reserves	7,398.0	7,866.0

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302.0	$14,282.0

Net Case Reserves	$4,759.0	$4,585.0
Net IBNR Reserves	4,544.0	4,382.0

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,303.0	$8,967.0

Approximately $190.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded during 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $50.0 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense development.

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which CNA's participation is mandatory and primarily based on premium writings. Approximately $15.0 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to CNA's share of the National Workers Compensation Reinsurance Pool ("NWCRP"). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including CNA. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. Approximately $105.0 million of favorable net prior year claim and allocated claim adjustment expense development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. Approximately $85.0 million of favorable net prior year claim and allocated claim adjustment expense development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003.

Other favorable net prior year premium development of approximately $50.0 million resulted primarily from higher audit and endorsement premiums on workers compensation policies.

In addition to the above, during 2004, CNA executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for Standard Lines recorded in 2003.

Approximately $495.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded related to construction defect claims in 2003. Based on analyses completed during the third quarter of 2003, it became apparent that the assumptions regarding the number of claims, which were used to estimate the expected losses, were no longer appropriate. The analyses indicated that the number of claims reported was higher than expected primarily in states other than California. States where this activity is most evident include Texas, Arizona, Nevada, Washington and Colorado. The number of claims reported in states other than California during the first six months of 2003 was almost 35.0% higher than the last six months of 2002. The number of claims reported during the last six

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

months of 2002 increased by less than 10.0% from the first six months of 2002. In California, claims resulting from additional insured endorsements increased throughout 2003. Additional insured endorsements are regularly included on policies provided to subcontractors. The additional insured endorsement names general contractors and developers as additional insureds covered by the policy. Current California case law (Presley Homes, Inc. v. American States Insurance Company, (June 11, 2001) 90 Cal App. 4th 571, 108 Cal. Rptr. 2d 686) specifies that an individual subcontractor with an additional insured obligation has a duty to defend the additional insured in the entire action, subject to contribution or recovery later. In addition, the additional insured is allowed to choose one specific carrier to defend the entire action. These additional insured claims can remain open for a longer period of time than other construction defect claims because the additional insured defense obligation can continue until the entire case is resolved. The adverse reserve development recorded related to construction defect claims was primarily related to accident years 1999 and prior.

Unfavorable net prior year development of approximately $595.0 million, including $518.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $77.0 million of unfavorable premium development, was recorded for large account business including workers compensation coverages in 2003. Many of the policies issued to these large accounts include provisions tailored specifically to the individual accounts. Such provisions effectively result in the insured being responsible for a portion of the loss. An example of such a provision is a deductible arrangement where the insured reimburses CNA for all amounts less than a specified dollar amount. These arrangements often limit the aggregate amount the insured is required to reimburse CNA. Analyses completed during 2003 indicated that the provisions that result in the insured being responsible for a portion of the losses would have less of an impact due to the larger size of claims as well as the increased number of claims. The net prior year development recorded was primarily related to accident years 2000 and prior.

Approximately $98.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 resulted from a program covering facilities that provide services to developmentally disabled individuals. This net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. With regard to average claim size, updated data showed the average claim size increasing at an annual rate of approximately 20.0%. Prior data had shown average claim size to be level. Similar to the average claim size, updated data showed the average policyholder defense cost increasing at an annual rate of approximately 20.0%. Prior data had shown average policyholder defense cost to be level. The net prior year development recorded was primarily for accident years 2001 and prior.

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

Approximately $73.0 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with the Gerling Global Group of companies ("Gerling"), related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development.

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

Approximately $25.0 million of unfavorable net prior year premium development recorded in 2003 was related to a second quarter of 2003 reevaluation of losses ceded to a reinsurance contract covering middle market workers compensation exposures. The reevaluation of losses led to a new estimate of the number and dollar amount of claims that would be ceded under the reinsurance contract. As a result of the reevaluation of losses, CNA recorded approximately $36.0 million of unfavorable claim and allocated claim adjustment expense reserve development, which was ceded under the contract. The net prior year development was recorded for accident year 2000.

Approximately $11.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

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

The expense ratio decreased 8.1 points in 2004 as compared with 2003. This decrease in 2004 was primarily due to an increased net earned premium base, an $88.0 million decrease in the provision for uncollectible insurance receivables, a $54.0 million decrease in certain insurance related assessments and reduced expenses as a result of expense reduction initiatives as compared with the same period in 2003. Partially offsetting these favorable impacts was $14.0 million of estimated underwriting assessments related to the 2004 Florida hurricanes.

During 2004, additional bad debt provisions for insurance receivables of $150.0 million were recorded as compared to $242.0 million recorded in 2003. The substantial bad debt provisions for insurance receivables in 2004 and 2003 were primarily related to Professional Employer Organization ("PEO") accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, CNA performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, CNA recorded an increase in the bad debt provision. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated based on current credit information on the insured. Based on the updated study, CNA recorded an estimated bad debt provision of $95.0 million in the third quarter of 2004 for these accounts.

In 2004, the expense ratio was adversely impacted by an additional $55.0 million bad debt provision for insurance receivables. The primary drivers of the provision were the completion of updated ultimate loss projections on all large account business where the insured is currently in bankruptcy and a comprehensive review of all billed balances that are past due.

The dividend ratio decreased 2.0 points in 2004 as compared with 2003 due to favorable net prior year dividend development of $23.0 million in 2004, as compared to unfavorable net prior year dividend development of $46.0 million in 2003, primarily related to workers compensation products. The favorable 2004 dividend development was related to a review that was completed in 2004 which indicated dividends were lower than prior expectations based on decreased usage of dividend programs.

2003 Compared with 2002

Net results decreased $687.2 million in 2003 as compared with 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $900.8 million after-tax and minority interest ($1,538.0 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $174.0 million after-tax and minority interest ($297.0 million pretax), an increase in certain insurance-related assessments of $44.2 million after-tax and minority interest ($74.0 million pretax), and decreased net investment income primarily due to increased interest expense of $70.3 million after-tax and minority interest ($120.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these decreases were increases in net realized investment gains and $84.8 million after-tax and minority interest ($145.0 million pretax) of increased limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

realized investment gains (losses). Net results for 2002 also included a $38.2 million after-tax and minority interest ($43.0 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Standard Lines decreased $194.0 million and net earned premiums decreased $148.0 million in 2003 as compared with 2002. These decreases were due primarily to increased ceded premiums of $259.0 million, including premiums ceded to corporate aggregate and other reinsurance treaties, primarily as a result of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003. Premiums also decreased as a result of a shift in the mix of business to high deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most P&C and E&S lines as a result of new business initiatives and rate increases.

The combined ratio increased 36.8 points in 2003 as compared with 2002. The loss ratio increased 25.0 points due principally to an increase in unfavorable net prior year development in 2003 as compared with 2002, as discussed below, an increase in the bad debt expense reserve for reinsurance receivables of $55.0 million and $110.0 million of catastrophe losses which occurred during 2003. Catastrophe losses were $38.0 million in 2002. Based on CNA's credit exposure to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information. Partially offsetting these unfavorable variances was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,419.0 million, including $939.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $480.0 million of unfavorable premium development, was recorded in 2003. Favorable net prior year development of $119.0 million, including $205.0 million of favorable claim and allocated claim adjustment expense reserve development and $86.0 million of unfavorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was discussed in the "2004 compared with 2003" section above.

The following discusses net prior year development for Standard Lines recorded in 2002.

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

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to the then new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, were expected to produce significant reductions in ultimate claim costs. Based on management's best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable net prior year development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

Approximately $50.0 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable development was from accident year 2000. An actuarial review completed during 2002 showed that underwriting actions had resulted in reducing the number of commercial automobile liability claims for then recent accident years, especially the number of large losses.

Approximately $45.0 million of favorable net prior year development was recorded in property lines during 2002. The favorable net prior year development was principally from accident years 1999 through 2001, and was the result of the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

low number of large losses in recent years. Although property claims are generally reported relatively quickly, determining the ultimate cost of the claim can involve a significant amount of time between the occurrence of the claim and settlement.

Offsetting these favorable net prior year developments were approximately $100.0 million of unfavorable premium development in middle market workers compensation, approximately $70.0 million of unfavorable net prior year claim and allocated claim adjustment expense development in programs written in CNA E&S, approximately $30.0 million of unfavorable net prior year claim and allocated claim adjustment expense development on a contractors account package policy program and approximately $20.0 million of unfavorable net prior year claim and allocated claim adjustment expense development on middle market general liability coverages. The unfavorable net prior year development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable net prior year development. The net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development from accident years 1999 and 2000. The other program which contributed to the CNA E&S development covered tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during 2002 resulted in estimated loss ratios on the tow truck and ambulance business that were 25 points higher than the middle market commercial automobile liability loss ratios.

The marine business recorded unfavorable net prior year development of approximately $15.0 million during 2002. The net prior year development for the marine business was due principally to unfavorable reserve development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability development.

The unfavorable net prior year development on contractors account package policies was the result of a review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in the recent quarterly periods, the change in reported losses was higher than prior quarters, resulting in the unfavorable reserve development.

The expense ratio increased 11.2 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for insurance receivables of $242.0 million. The increase in the bad debt provision for insurance receivables was primarily the result of a review of PEO accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by CNA. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected, which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

Additionally, acquisition expenses increased as a result of a $44.0 million increase in certain insurance-related assessments recorded in 2003 as compared with a $30.0 million reduction in accruals for certain insurance-related assessments resulting from changes, due to legislation, in the basis on which the assessments were recorded in 2002. Also increasing the expense ratio was approximately $62.0 million of expenses related to eBusiness in 2003. The 2002 eBusiness expenses were included in the Other Insurance segment.

The dividend ratio increased 0.6 points in 2003 as compared with 2002 due primarily to increased unfavorable net prior year dividend development. The $42.0 million increase in unfavorable dividend development was primarily related to workers compensation products. A review was completed in 2003 indicating dividend development that was higher than prior expectations. This development related to accident years 2002 and prior.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Specialty Lines

The following table summarizes the results of operations for Specialty Lines for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31	2004	2003	2002
(In millions, except %)

Net written premiums	$2,391.0	$2,038.0	$1,574.0
Net earned premiums	2,277.0	1,840.0	1,451.0
Income (loss) before net realized investment gains (losses)	295.3	(30.6)	80.1
Net realized investment gains (losses)	49.6	66.7	(22.1)
Net income	344.9	36.1	53.3

Ratios:
Loss and loss adjustment expense	63.3%	89.6%	73.5%
Expense	26.1	27.6	29.3
Dividend	0.2	0.2	0.2
Combined	89.6%	117.4%	103.0%

2004 Compared with 2003

Net results improved $308.8 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $156.1 million after-tax and minority interest ($264.0 million pretax), a decrease in the bad debt provision for reinsurance receivables of $71.2 million after-tax and minority interest ($120.0 million pretax), a decrease in certain insurance related assessments of $7.3 million after-tax and minority interest ($12.0 million pretax) and increased net investment income. These improvements were partially offset by decreased net realized investment gains of $17.1 million after-tax and minority interest ($30.0 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $10.0 million after-tax and minority interest ($16.0 million pretax) and $2.7 million after-tax and minority interest ($4.0 million pretax) in 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

Net written premiums for Specialty Lines increased $353.0 million and net earned premiums increased $437.0 million in 2004 as compared with 2003. This increase was primarily due to rate increases and improved retention, principally in Professional Liability Insurance and decreased premiums ceded to corporate aggregate and other reinsurance treaties of $26.0 million in 2004 as compared with 2003. The 2003 ceded premiums were principally driven by the unfavorable net prior year development in 2003.

Specialty Lines averaged rate increases of 9.0%, 29.0% and 31.0% in 2004, 2003 and 2002 for the contracts that renewed during those periods. Retention rates of 83.0%, 81.0% and 77.0% were achieved for those contracts that were up for renewal. CNA expects rate achievement will moderate as competition for premiums continues to accelerate in these lines of business.

The combined ratio decreased 27.8 points in 2004 as compared with 2003. The loss ratio decreased 26.3 points due principally to decreased unfavorable net prior year development of $264.0 million, a $120.0 million decrease in bad debt reserves for uncollectible reinsurance and an improvement in the current net accident year loss ratio. These favorable impacts to the loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $15.0 and $4.0 million were recorded in 2004 and 2003. The increased catastrophe losses in 2004 were due to $12.0 million of losses resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development was $30.0 million, including $58.0 million of unfavorable claim and allocated claim adjustment expense and $28.0 million of favorable premium development, in 2004. Unfavorable net prior year development of $294.0 million, including $257.0 million of unfavorable claim and allocated claim adjustment expense development and $37.0 million of unfavorable premium development, was recorded for the same period in 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Specialty Lines.

December 31	2004	2003
(In millions)

Gross Case Reserves	$1,659.0	$1,605.0
Gross IBNR Reserves	3,201.0	2,595.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,860.0	$4,200.0

Net Case Reserves	$1,191.0	$1,087.0
Net IBNR Reserves	2,042.0	1,832.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,233.0	$2,919.0

In 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims primarily in recent accident years.

The following discusses net prior year development for Specialty Lines recorded in 2003.

Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves was based on reviews of individual accounts where claims had been expected to be less than the point at which CNA's coverage applied. The current claim trends indicated that the layers of coverage provided by CNA would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

Approximately $68.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for surety coverages related primarily to workers compensation bond exposure from accident years 1990 and prior and large losses for accident years 1999 and 2002. Approximately $21.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in the surety line of business in 2003 as the result of recent developments on one large claim.

Approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Approximately $84.0 million of losses were recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA HealthPro, relating to accident years 1999 through 2002. Further information regarding this commutation is provided in the Reinsurance section of this MD&A.

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

The expense ratio decreased 1.5 points primarily due to the increased earned premium base and a decrease of $12.0 million in certain insurance related assessments recorded in 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to CNA's expense initiatives.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

2003 Compared with 2002

Net income was $36.1 million in 2003 as compared with $53.3 million in 2002. The decrease in net results was primarily due to increased unfavorable net prior year development of $137.1 million after-tax and minority interest ($234.0 million pretax), an increase in the bad debt provision for reinsurance receivables of $45.1 million after-tax and minority interest ($77.0 million pretax) and increased interest expense of $3.6 million after-tax and minority interest ($5.0 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The unfavorable impacts to net results were principally offset by improved current net accident year results primarily attributable to premium rate increases and increased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized gains (losses). Net results for 2002 also included a $4.7 million after-tax and minority interest ($8.0 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Specialty Lines increased $464.0 million and net earned premiums increased $389.0 million in 2003 as compared with 2002. These increases were due primarily to rate increases and increased new business, primarily in CNA Pro.

The combined ratio increased 14.4 points in 2003 as compared with 2002. The loss ratio increased 16.1 points due principally to increased unfavorable net prior year development, as discussed below. Additionally, the loss ratio was negatively impacted by a $77.0 million increase in the bad debt provision for reinsurance receivables, a $22.0 million increase in unallocated loss adjustment expense ("ULAE") reserves and $49.0 million of current accident year losses for Surety, related to large losses in 2003, and $20.0 million of current accident year losses for directors and officers exposures in CNA Pro, which primarily related to recent securities class action cases related to certain mutual fund firms. These items were partially offset by the improvement in the current net accident year loss ratio on the other lines of business and the impact of higher net earned premiums.

Unfavorable net prior year development of $294.0 million, including $257.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $37.0 million of unfavorable premium development, was recorded in 2003 for Specialty Lines. Unfavorable net prior year development of $60.0 million, including $14.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $46.0 million of unfavorable premium development, was recorded in 2002 for Specialty Lines.

The discussion of the net prior year development recorded in 2003 was included in the "2004 compared with 2003" section above.

The following discusses net prior year development for Specialty Lines recorded in 2002.

Unfavorable net prior year development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the net prior year unfavorable development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

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

A $12.0 million underwriting benefit was recorded for cessions to the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $41.0 million of ceded losses and $29.0 million of ceded premium for accident year 2001.

The expense ratio decreased 1.7 points primarily due to the increased net earned premium base, partially offset by an increase in certain insurance related assessments of $11.0 million.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Year Ended December 31	2004	2003	2002
(In millions)

Net earned premiums	$921.0	$2,376.0	$3,408.0
(Loss) income before net realized investment losses	(26.2)	102.0	184.5
Net realized investment losses	(349.0)	(97.6)	(103.6)
Net (loss) income	(375.2)	4.4	42.6

2004 Compared with 2003

Net earned premiums for Life and Group Non-Core decreased $1,455.0 million in 2004 as compared with 2003. The decrease in net earned premiums was due primarily to the absence of premiums from the group benefits business and reduced premiums for the individual life business. Net earned premiums for the sold life and group businesses were $115.0 million and $1,459.0 million for 2004 and 2003. Net earned premiums also decreased in most of the remaining lines of business which are in runoff, and this decline is expected to continue in the future. Partially offsetting this decrease was an increase in net earned premiums in the specialty medical business, which continued to issue new policies prior to its sale in January 2005.

Net results decreased by $379.6 million in 2004 as compared with 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $352.9 million after-tax and minority interest ($618.6 million pretax) from the sale of the individual life business and reduced results from the group benefits and individual life businesses. Net realized investment losses in 2003 include a loss recorded on the sale of Group Benefits business of $116.4 million after-tax and minority interest ($176.0 million pretax). Net results for the sold life and group businesses were losses of $389.7 million and $32.5 million, including the loss on sales and the effects of shared corporate overhead expenses, in 2004 and 2003. These items were partially offset by reduced increases in individual long term care reserves of $19.2 million after-tax and minority interest ($32.0 million pretax) in 2004 as compared with 2003. Also included in the net results of 2004 and 2003 were the adverse impacts of $23.7 million after-tax and minority interest ($40.0 million pretax) and $29.8 million after-tax and minority interest ($50.0 million pretax) related to certain accident and health exposures ("IGI Program") and CNA's past participation in accident and health reinsurance programs.

2003 Compared with 2002

Net earned premiums for Life and Group Non-Core decreased $1,032.0 million in 2003 as compared with 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed net earned premiums of $1,151.0 million in 2002. This decline was partially offset by premium growth in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

the disability, specialty medical, life and accident and long term care products within group benefits due to increased new sales and rate increases, and higher sales of structured settlement annuities, growth in life insurance products and rate increases on the individual long term care product inforce blocks.

Net income decreased by $38.2 million in 2003 as compared with 2002. Net income in 2003 was adversely impacted by $116.4 million after-tax and minority interest ($176.0 million pretax) loss recorded on the sale of the Group Benefits business. In 2002, net income was adversely impacted by impairment losses. See the Investments section of this MD&A for additional information. Additionally, the decrease in net income was due to unfavorable net prior year claim and allocated claim adjustment expense reserve development of $29.8 million after-tax and minority interest ($50.0 million pretax) that was recorded in relation to CNA's past participation in several insurance pools, which is part of the group reinsurance run-off business, and increases in individual long term care reserves of $3.6 million after-tax and minority interest ($7.0 million pretax) due to increased severity and claim frequency. Additionally a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulted in a $12.6 million after-tax and minority interest ($22.0 million pretax) decrease in net income. The change in discount rate reflected the decreasing portfolio yield and the then current investment environment. The decrease was also due to severance costs of $2.7 million after-tax and minority interest ($4.0 million pretax) related to the individual long term care product. These items were partially offset by an improvement in net results for life settlement contracts of $22.5 million after-tax and minority interest ($39.0 million pretax), increased favorable net prior year development related to a $6.3 million after-tax and minority interest ($11.0 million pretax) release of WTC event reserves, and the absence of the cumulative effect of a change in accounting principle of $7.3 million after-tax and minority interest ($12.0 million pretax) recorded in 2002 relating to the write-down of impaired goodwill.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Year Ended December 31	2004	2003	2002
(In millions)

Revenues	$352.7	$743.0	$953.2
Net investment income	241.0	218.0	262.0
Net income (loss)	123.1	(653.9)	21.5

2004 Compared with 2003

Revenues decreased $390.3 million in 2004 as compared with 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in October of 2003 and decreased realized investment gains of $62.0 million pretax. CNA Re had earned premiums of $125.0 million and $536.0 million in 2004 and 2003. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

Net income increased $777.0 million in 2004 as compared with 2003. The increase in net income was due primarily to a $580.5 million after-tax and minority interest ($978.0 million pretax) decrease in unfavorable net prior year development, a $153.3 million after-tax and minority interest ($258.0 million pretax) decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $40.2 million after-tax and minority interest ($67.0 million pretax) increase in ULAE reserves recorded in 2003 and a $14.6 million after-tax and minority interest ($24.0 million pretax) decrease in certain insurance related assessments. Additionally, the net results were favorably impacted by $12.8 million after-tax and minority interest ($21.0 million pretax) of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.

Unfavorable net prior year development of $96.0 million was recorded during 2004, including $87.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development. Unfavorable net prior year development of $1,074.0 million was recorded in 2003, including $1,048.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Other Insurance.

December 31	2004	2003
(In millions)

Gross Case Reserves	$3,803.0	$4,342.0
Gross IBNR Reserves	4,875.0	5,330.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,678.0	$9,672.0

Net Case Reserves	$1,485.0	$1,879.0
Net IBNR Reserves	1,691.0	1,858.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,176.0	$3,737.0

In 2004, CNA executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development in 2004 resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following discusses net prior year development for the Other Insurance segment recorded during 2003.

This development was primarily driven by $795.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT. See the APMT Reserves section of this MD&A for further discussion of APMT development.

In addition to APMT development, there was unfavorable net prior year development recorded in 2003 related to CNA Re of $149.0 million and $75.0 million related to voluntary pools.

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

The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.

Additionally, CNA Re recorded $15.0 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies' exposure to this type of claim resulted in an increase in the estimated reserve.

The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within CNA Re. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

$42.0 million related to Surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003.

Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable net prior year development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of CNA's aggregate reinsurance treaties.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded during the third quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss on a voluntary insurance pool. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

2003 Compared with 2002

Revenues decreased $210.2 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in CNA Re due to the decision in October of 2003 to exit the assumed reinsurance market. These unfavorable impacts to revenue were partially offset by increased realized investment gains and increased limited partnership income.

Net results declined $675.4 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $562.6 million after-tax and minority interest ($960.0 million pretax) increase in unfavorable net prior year development primarily regarding APMT, a $39.7 million after-tax and minority interest ($67.0 million pretax) increase in ULAE reserves, a $10.8 million after-tax and minority interest ($18.0 million pretax) increase in certain insurance related assessments, a $138.0 million after-tax and minority interest ($236.0 million pretax) increase in the bad debt provision for reinsurance receivables, decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K., and increased interest expense of $7.2 million after-tax and minority interest ($12.0 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The 2003 net results were favorably impacted by increased net realized investment gains of $21.7 million after-tax and minority interest ($59.1 million pretax) and the absences of $36.1 million after-tax and minority interest ($62.0 million pretax) of eBusiness expenses and a $16.2 million after-tax and minority interest ($27.0 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Unfavorable net prior year development of $1,074.0 million was recorded in 2003, including $1,048.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development. Unfavorable net prior year development of $114.0 million, including $155.0 million of unfavorable claim and allocated claim adjustment expense reserve development, and $41.0 million of favorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was included in the "2004 compared with 2003" section above.

The following discusses net prior year development recorded in 2002 for Other Insurance.

The development recorded in 2002 consisted primarily of CNA Re unfavorable net prior year development.

The unfavorable net prior year development recorded in 2002 related primarily to CNA Re and was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

Additionally, during 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re's WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA's original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

and the market share of CNA Re's cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95.0 million of CNA Re's net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002.

A $32.0 million underwriting benefit was recorded for CNA Re for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93.0 million of ceded losses and $61.0 million of ceded premiums for accident year 2001.

Many ceding companies have sought provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. See the Ratings section of this MD&A for more information.

Additionally, personal insurance unfavorable net prior year development of $35.0 million was recorded in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to the then continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

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

CNA regularly performs ground up reviews of all open APMT accounts to evaluate the adequacy of CNA's APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder's present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

aggregate or per occurrence limits, whether the policy is primary, umbrella or excess and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

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

CNA's ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA's business and insurer financial strength and debt ratings and the Company's results of operations and/or equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA's APMT claim and claim adjustment expense reserves.

December 31	2004		2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,218.0	$755.0	$3,347.0	$839.0
Ceded reserves	(1,532.0)	(258.0)	(1,580.0)	(262.0)
Net reserves	$1,686.0	$497.0	$1,767.0	$577.0

Asbestos

CNA's property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called "unimpaired" claimants may not recover unless at some point the claimant's condition worsens to the point of impairment.

Several factors are, in CNA management's view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, CNA management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in 2004.

As of December 31, 2004 and 2003, CNA carried approximately $1,686.0 million and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $54.0 million and $642.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2004 and 2003. CNA recorded no asbestos related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. The 2004 unfavorable net prior year development was primarily related to a commutation loss related to Trenwick. CNA paid asbestos-related claims, net of reinsurance recoveries, of $135.0 million, $121.0 million and $21.0 million for the years ended December 31, 2004, 2003 and 2002.

CNA recorded $1,826.0 million and $642.0 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. CNA examined the claims filing trends to determine time frames within which high excess policies issued by CNA could be reached. Elevated claims volumes and increased claims values, together with certain adverse court decisions affecting the ability of policyholders to access excess policies, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed. The ceded reinsurance arrangements on these excess policies are different from the primary policies. In general, more extensive reinsurance arrangements apply to the excess policies. As a result, the prior year development shows a higher ratio of ceded to gross amounts than the reserves established in prior periods, resulting in a higher percentage of reserves ceded as of December 31, 2003 versus prior periods.

CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $175.0 million. As to the eleven structured settlement agreements existing at December 31, 2004, payment obligations under those settlement agreements are projected to terminate by 2016. At December 31, 2003, CNA had structured settlement agreements with nine of its policyholders for which it had future payment obligations with a reserve, net of reinsurance, of $188.0 million.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At December 31, 2004, CNA had obligations for four accounts. With respect to these four

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $17.0 million, net of reinsurance. At December 31, 2003, CNA had fulfilled its Wellington Agreement obligations as to all but five accounts and had a recorded reserve of $23.0 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of December 31, 2004, CNA had negotiated thirty-three coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $76.0 million, net of reinsurance as of December 31, 2004. As of December 31, 2003, CNA had negotiated thirty-two such agreements and had established a reserve of $109.0 million, net of reinsurance.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At December 31, 2004, CNA had 180 large accounts and had established reserves of $368.0 million, net of reinsurance. At December 31, 2003, CNA had 160 large accounts with reserves of $405.0 million, net of reinsurance. Large accounts are typically accounts that have been long identified as significant asbestos exposures. In the 2003 ground up reserve study, CNA observed that underlying layers of primary, umbrella and lower layer excess policies were exhausting at accelerated rates due to increased claims volumes, claims severities and increased defense expense incurred in litigating claims. Those accounts where CNA had issued high excess policies were evaluated in the study to determine potential impairment of the high excess layers of coverage. Management concluded that high excess coverage previously thought not to be exposed could potentially be exposed should current adverse claim trends continue.

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2004, CNA had 1,109 small accounts, approximately 82.9% of its total active asbestos accounts, with reserves of $141.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs' attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2004 and 2003, CNA had $148.0 million and $157.0 million of reserves, net of reinsurance, related to these asbestos liabilities arising from CNA's assumed reinsurance obligations and CNA's participation in pools, including Excess & Casualty Reinsurance Association ("ECRA").

At December 31, 2004 and 2003, the unassigned IBNR reserve was $707.0 million and $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The tables below depict CNA's overall pending asbestos accounts and associated reserves at December 31, 2004 and 2003.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
December 31, 2004	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	11	$39.0	$175.0	10.4%
Wellington	4	4.0	17.0	1.0
Coverage in place	33	14.0	76.0	4.5
Fibreboard	1		54.0	3.2
Total with settlement agreements	49	57.0	322.0	19.1

Other policyholders with active accounts
Large asbestos accounts	180	47.0	368.0	21.8
Small asbestos accounts	1,109	23.0	141.0	8.4
Total other policyholders	1,289	70.0	509.0	30.2

Assumed reinsurance and pools		8.0	148.0	8.8
Unassigned IBNR			707.0	41.9
Total	1,338	$135.0	$1,686.0	100.0%

December 31, 2003

Policyholders with settlement agreements
Structured settlements	9	$20.0	$188.0	10.6%
Wellington	5	2.0	23.0	1.3
Coverage in place	32	40.0	109.0	6.2
Fibreboard	1	1.0	54.0	3.1
Total with settlement agreements	47	63.0	374.0	21.2

Other policyholders with active accounts
Large asbestos accounts	160	35.0	405.0	22.9
Small asbestos accounts	1,065	16.0	147.0	8.3
Total other policyholders	1,225	51.0	552.0	31.2

Assumed reinsurance and pools		7.0	157.0	8.9
Unassigned IBNR			684.0	38.7
Total	1,272	$121.0	$1,767.0	100.0%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called "non-products" liability coverage contained within their policies rather than products liability coverage, and that the claimed "non-products" coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert "non-products" claims outside the products liability aggregate will succeed. CNA's policies also contain other limits applicable to these claims, and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of CNA's positions with respect to coverage

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

for "non-products" claims. However, adverse developments with respect to such matters could have a material adverse effect on the Company's results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

As more fully discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8 under the heading "APMT Reserves" and in this MD&A under the headings "Asbestos" and "Reserves—Estimates and Uncertainties," the ultimate cost of reported claims, and in particular APMT claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to CNA. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA's liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged "non-products" exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company ("Keasbey") in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey's involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies' aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA's responsibilities extend to a particular claimants' entire claim or only to a limited percentage of the claim; (c) whether CNA's responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. ("Burns & Roe"). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA's responsibilities under its policies extend to a particular claimants entire claim or only to a limited percentage of the claim; (c) whether CNA's responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA's policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation ("Bendix"), now part of Honeywell International, Inc. ("Honeywell"). Honeywell faces approximately 75,400 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC's primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC's policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell's allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA's responsibilities under its policies extend to a particular claimants entire claim or only to a limited percentage of the claim; (c) whether CNA's responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA's policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)). The state trial court granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. The summary judgment ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Similar lawsuits have also been filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). During 2003, many of the Texas claims have been dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts have ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts' rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia's Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending disposition of two cases in the West Virginia Supreme Court of Appeals. Those cases were decided in June of 2004. The Adams case also involves proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. In those proceedings issues have been raised concerning the preclusive effect of the Manville Bankruptcy settlements with insurers and resulting injunctions against claims. Those issues are now on appeal to the United States District Court for the Eastern District of New York. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants' legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to CNA's insurance policies; (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. ("W.R. Grace")) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace's pending bankruptcy. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of CNA management and consideration of many complex factors, including:

•	inconsistency of court decisions, jury attitudes and future court decisions;

•	specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage not subject to aggregate limits;

•	long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.

CNA is also monitoring possible legislative reforms on the state and national level, including possible federal legislation to create a national privately financed trust financed by contributions from insurers such as CNA, industrial companies and others, which if established, could replace litigation of asbestos claims with payments to claimants from the trust. It is uncertain at the present time whether such legislation will be enacted or, if it is, its impact on CNA.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund") and comparable state statutes ("mini-Superfunds") govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by "Potentially Responsible Parties" ("PRPs"). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

by the Environmental Protection Agency ("EPA") and included on its National Priorities List ("NPL"). State authorities have designated many cleanup sites as well.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004 or 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company's results of operations or equity.

As of December 31, 2004 and 2003, CNA carried approximately $497.0 million and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $1.0 million and $153.0 million of environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2004 and 2003. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2002. Additionally, CNA recorded $15.0 million of current accident year losses related to mass tort in 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $96.0 million, $93.0 million and $116.0 million for the years ended December 31, 2004, 2003 and 2002.

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

CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5.0 million, net of reinsurance, to fund future payment obligations under the agreements. At December 31, 2003, CNA had a structured settlement agreement with one of its policyholders for which it had future payment obligations with a recorded reserve of $12.0 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At December 31, 2004, CNA had negotiated fifteen coverage in place agreements and had established a reserve of $16.0 million, net of reinsurance. At December 31, 2003, CNA had six such agreements with a recorded reserve of $8.0 million, net of reinsurance.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At December 31, 2004, CNA had 134 large accounts with a collective reserve of $75.0 million, net of reinsurance. CNA has made closing large accounts a significant

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

management priority. CNA had 144 large accounts with a collective reserve of $86.0 million, net of reinsurance, at December 31, 2003. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47.0 million, net of reinsurance. CNA had 432 small accounts with a collective reserve of $53.0 million, net of reinsurance, at December 31, 2003.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA had a reserve of $36.0 million and $38.0 million related to these liabilities for the years ended December 31, 2004 and 2003.

At December 31, 2004, CNA's unassigned IBNR reserve was $163.0 million, net of reinsurance. At December 31, 2003, CNA's unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The table below depicts CNA's overall pending environmental pollution accounts and associated reserves at December 31, 2004 and 2003.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2004	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	2	$14.0	$5.0	1.5%
Coverage in place	15	5.0	16.0	4.7
Total with Settlement Agreements	17	19.0	21.0	6.2

Other Policyholders with Active Accounts
Large pollution accounts	134	18.0	75.0	21.9
Small pollution accounts	405	14.0	47.0	13.7
Total Other Policyholders	539	32.0	122.0	35.6

Assumed Reinsurance & Pools		2.0	36.0	10.5
Unassigned IBNR			163.0	47.7
Total	556	$53.0	$342.0	100.0%

December 31, 2003

Policyholders with Settlement Agreements
Structured settlements	1	$17.0	$12.0	3.1%
Coverage in place	6	3.0	8.0	2.0
Total with Settlement Agreements	7	20.0	20.0	5.1

Other Policyholders with Active Accounts
Large pollution accounts	144	21.0	86.0	21.8
Small pollution accounts	432	14.0	53.0	13.5
Total Other Policyholders	576	35.0	139.0	35.3

Assumed Reinsurance & Pools		2.0	38.0	9.6
Unassigned IBNR			197.0	50.0
Total	583	$57.0	$394.0	100.0%

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 that continued at a lesser rate in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA's ability to estimate its ultimate liability for such claims.

Lorillard

Lorillard, Inc. and subsidiaries ("Lorillard"). Lorillard, Inc. is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Lorillard for the years ended December 31, 2004, 2003 and 2002 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:
Manufactured products	$3,347.8	$3,255.6	$3,797.7
Net investment income	36.6	39.9	44.1
Investment gains (losses)	1.4	(9.7)	36.1
Other		(0.1)	1.9
Total	3,385.8	3,285.7	3,879.8

Expenses:
Cost of sales	1,965.6	1,893.1	2,149.3
Other operating	380.6	460.0	432.7
Interest		0.1
Total	2,346.2	2,353.2	2,582.0

	1,039.6	932.5	1,297.8
Income tax expense	397.3	351.2	508.5
Net income	$642.3	$581.3	$789.3

2004 Compared with 2003

Revenues increased by $100.1 million, or 3.0% and net income increased by $61.0 million, or 10.5% in 2004 as compared to 2003.

Net income in 2003 included charges of $34.6 million (net of taxes) to settle litigation with tobacco growers and resolve indemnification claims and trademark matters in connection with the 1977 sale of Lorillard's international business. Excluding the 2003 charges, net income increased by $26.4 million, or 4.3% in 2004, as compared to 2003.

The increase in revenues in 2004, as compared to 2003, is primarily due to higher net sales of $92.2 million, partially offset by reduced investment income of $3.3 million. Net sales revenue increased $17.5 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales), an increase of $44.5 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard's cash discount rate offered to direct buying accounts and an increase of $51.7 million due to increased unit sales volume, assuming prices were unchanged from the prior year. These improvements were partially offset by a decrease in revenues of $21.5 million due to lower average wholesale unit prices due to price/sales mix. Unit sales volume increased 0.4% as compared to the prior year.

Net income increased in 2004, as compared to 2003, due primarily to lower sales promotion expenses, a decrease in product liability defense costs as described below and the absence of charges recorded in 2003 related to the tobacco growers settlement and the resolution of indemnification claims and trademark matters. Lorillard regularly reviews

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations -Lorillard - (Continued)

results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, sales promotion costs are not necessarily indicative of costs that may be incurred in subsequent periods.

The increase in net income in 2004, as compared to 2003, was partially offset by higher depreciation expense of $8.7 million pretax and higher costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the "State Settlement Agreements"). Lorillard recorded pretax charges of $845.9 million and $785.2 million ($522.6 million and $489.5 million after taxes) for 2004 and 2003, respectively, to record its obligations under the State Settlement Agreements. Lorillard's portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $60.7 million pretax increase in tobacco settlement costs in 2004, as compared to 2003, is due to the impact of the inflation adjustment ($25.1 million), higher charges for higher unit sales ($2.8 million) and other adjustments ($32.8 million) under the State Settlement Agreements.

Overall, domestic industry unit sales volume decreased 1.7% in 2004 as compared with 2003. Industry sales for premium brands were 69.3% of the total market in 2004 as compared to 68.8% in 2003.

Lorillard's total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 0.4% in 2004 as compared to 2003. Domestic wholesale volume increased 0.2% in 2004 as compared to 2003. Total Newport unit sales volume increased 1.3% in 2004 and domestic volume increased 1.2% in 2004 as compared with 2003. These results while reflecting positive change continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers who are subject to lower payment obligations under the State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated market share in 1998 of less than 1.50% to an estimated 14.25% for 2004. Although the 2004 market share reflects an increase of 0.01 share points versus 2003 or flat performance, these brands continue to be a significant competitive factor in the domestic U.S. market.

Menthol cigarettes as a percent of the total industry remained relatively flat. Newport, the industry's largest menthol brand, increased its share of the menthol segment to 32.0% in the fourth quarter of 2004. For the full year 2004, Newport had an approximate 31.3% share of the menthol segment compared to 30.5% in 2003.

Lorillard's premium products sold, as a percent of its total domestic volume, remained relatively flat in 2004 as compared with 2003.

Newport, a premium brand, accounted for approximately 91.0% of Lorillard's unit sales volume in 2004 as compared to 90.2% in 2003.

Other operating expenses in 2003 included an aggregate charge of $55.5 million to settle litigation with tobacco growers and resolve indemnification and trademark matters in connection with the 1977 sale of Lorillard's international business. The costs of litigating and administering product liability claims, as well as other legal expenses, are also included in other operating expenses. Lorillard's outside legal fees and other external product liability defense costs were $83.5 million, $93.7 million and $100.2 million, for 2004, 2003 and 2002, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

2003 Compared with 2002

Revenues decreased by $594.1 million, or 15.3% and net income decreased by $208.0 million, or 26.4% in 2003, as compared to 2002.

Net income in 2003 included charges of $17.1 million and $17.5 million (in each case, net of taxes) to settle litigation with tobacco growers and resolve indemnification claims and trademark matters in connection with the 1977 sale of Lorillard's international business. Excluding these charges, net income would have decreased by $173.4 million, or 22.0%, in 2003, as compared to 2002.

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

The decrease in net income in 2003, as compared to 2002, also reflects charges for the tobacco growers settlement and the resolution of indemnification claims and trademark matters in connection with the 1977 sale of Lorillard's international business, partially offset by lower tobacco settlement costs related to the State Settlement Agreements. Lorillard recorded pretax charges of $785.2 million and $1,062.2 million ($489.5 million and $646.1 million after taxes) for 2003 and 2002, respectively, to record its obligations under various settlement agreements. The $277.0 million pretax decrease in tobacco settlement costs in 2003, as compared to 2002, is due to the expiration of up-front payments ($164.5 million), lower charges for lower unit sales volume ($3.5 million) and other adjustments ($109.0 million) under the State Settlement Agreements.

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

Deep discount price brands are produced by manufacturers who are subject to lower payment obligations under the State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list price of premium brand offerings from the major cigarette manufacturers. Deep discount price brands decreased their market share in 2003 by 1.59 share points to 14.24%.

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

Menthol cigarettes as a percent of the total industry remained relatively flat. Newport increased its share of the menthol segment to 31.3% in the fourth quarter of 2003, versus 28.4% in the fourth quarter of 2002. In 2003, Newport had an approximate 30.5% share of the menthol segment, compared to 29.3% in 2002.

Newport accounted for approximately 90.2% of Lorillard's unit sales in 2003, as compared to approximately 88.2% in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

Overall, domestic industry unit sales volume decreased 4.1% in 2003, as compared to 2002. Lorillard domestic unit sales volume decreased 2.8% in 2003 as compared to 2002. Industry sales for premium brands were 68.8% of the total domestic markets in 2003, as compared to 68.3% in 2002.

Selected Market Share Data

Year Ended December 31	2004	2003	2002
(Units in billions)

Total Lorillard unit volume (1)	34.503	34.431	35.444
Total industry unit volume (1)	394.487	401.224	418.384

Lorillard's share of the domestic market (1)	8.8%	8.6%	8.5%
Lorillard's premium segment as a percentage of its total domestic
volume (1)	95.4%	95.5%	94.7%
Newport share of the domestic market (1)	7.9%	7.7%	7.5%
Newport share of the premium segment (1)	11.4%	11.2%	10.9%
Total menthol segment market share for the industry (2)	26.9%	26.7%	26.0%
Newport's share of the menthol segment (2)	31.3%	30.5%	29.3%
Newport as a percentage of Lorillard's (3):
Total volume	91.0%	90.2%	88.2%
Net sales	92.2%	90.0%	89.1%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 31.21% in 2003 to 30.44% in 2004. Virtually all of Lorillard's sales are in the premium price segment where Lorillard's share amounted to approximately 12.0% in 2004, 12.0% in 2003 and 11.8% in 2002, as reported by MSAI.

Effective in June of 2004 MSAI changed the way it reports market share information to include actual units shipped by Commonwealth Brands, Inc. ("CBI"), a marketer of deep discount brands and implemented a new model for estimating unit sales of smaller, primarily deep discount marketers. MSAI has restated its reports to reflect these changes as of January 1, 2001. As a result of these changes, market shares for Lorillard, PM and RAI are lower than had been reflected under MSAI's prior methodology and market share for CBI and other lower volume companies is higher. All industry volume and market share information in this Report reflects MSAI's revised reporting data.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes:

•
a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. The Florida Supreme Court heard argument on plaintiffs' appeal on November 3, 2004.

•
In Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million against the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard's share of the Scott judgment has not been determined. The court's final judgment also reflects its award of judicial interest. As of December 31, 2004, judicial interest totaled approximately $355.0 million. Judicial interest will continue to accrue until the judgment is paid. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals.

•
The U.S. Department of Justice has brought an action against Lorillard and other tobacco companies. The government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering "enterprise," as well as various injunctive relief. On February 4, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that disgorgement was not a proper remedy in this case. The Department of Justice has stated that it plans to appeal this decision. Trial of this matter began during September of 2004 and is proceeding.

See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to these actions and other litigation and the State Settlement Agreements.

•
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

•
In July of 2004, RJR, the second largest cigarette manufacturer in the United States, and B&W, the third largest cigarette manufacturer were combined. The consolidation of these two competitors as RAI has resulted in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created RAI, having a combined market share of approximately 76.2% in 2004. In addition, this transaction combines in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 19.7%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard's competitors, and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

manufacturers have decreased at a compound annual rate of approximately 2.0% over the period 1984 through 2004 according to information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands increased 0.65 share points from 14.08% in the fourth quarter of 2003 to 14.73% in the fourth quarter of 2004, as estimated by MSAI. In 2004, deep discount price brands increased their market share by 0.01 share points to 14.25% as compared to 2003. Lorillard's focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep-discount cigarette segment. As a result of increased competition based on the retail price of brands and the related increased market share of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard's ability to raise prices of its brands has been substantially affected to the extent that from March of 2002 through December of 2004 the company did not increase wholesale prices. During this period, increases by manufacturers in the form of wholesale and retail price promotion allowances served to effectively reduce the prices of many key brands. While the environment remains highly price competitive, in December of 2004 and January of 2005, several manufacturers, including Lorillard, implemented price changes either in terms of increased wholesale list prices and/or lower promotional discounts on select brands.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. These taxes have increased significantly. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In 2004, the federal excise tax was $0.39 per pack and combined state and local excise taxes range from $0.03 to $3.00 per pack. In 2004, excise taxes were increased in seven states ranging from $0.10 to $0.75 per pack. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

•
Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking.

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. In 2004, the U.S. Senate passed a bill which would have granted the Food and Drug Administration ("FDA") authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. That bill was defeated in a Senate-House conference committee in early October. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage.

•
In October of 2004, the federal supply management program for tobacco growers was repealed, with tobacco quota holders and growers being compensated with payments totaling $10.14 billion, funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 96.3% of these payments over a ten-year period. Payments commenced in the fourth quarter of 2004 and are based on the quantity of cigarettes produced during the previous quarter for domestic consumption. Lorillard believes that its obligation to make payments under the new federal law will be partially offset by the elimination of its payment obligations under the national Tobacco Growers Settlement Trust (see Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report), although litigation has been commenced on behalf of tobacco growers challenging this assertion with respect to all or a portion of the payments made by Lorillard and other participating manufacturers in 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

•
Sales of counterfeit cigarettes in the United States continue to adversely impact sales by the manufacturer of the counterfeited brands, including Lorillard, and potentially damage the value and reputation of those brands.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries ("Loews Hotels"). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2004, 2003 and 2002 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:
Operating	$312.9	$283.6	$264.3
Net investment income	2.3	2.4	2.1
Total	315.2	286.0	266.4

Expenses:
Operating	278.3	258.4	242.7
Interest	5.7	9.0	9.5
Total	284.0	267.4	252.2

	31.2	18.6	14.2
Income tax expense	9.8	7.4	5.5
Income from continuing operations	21.4	11.2	8.7
Discontinued operations-net		55.4	4.0
Net income	$21.4	$66.6	$12.7

2004 Compared with 2003

Revenues increased by $29.2 million, or 10.2%, and income from continuing operations increased by $10.2 million in 2004, as compared to 2003.

Revenues increased in 2004, as compared to 2003, due primarily to an increase in revenue per available room and higher equity income of $6.0 million from joint ventures. Revenue per available room for 2004 increased by $10.4 million, or 8.3%, to $135.69, reflecting an increase in occupancy rates of 3.0% and an increase in average room rates of $8.70, or 5.1%, as compared to 2003.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Income from continuing operations for the year ended December 31, 2004 increased due to higher revenues discussed above, increased equity income from joint ventures and decreased interest expenses, partially offset by higher operating costs, increased advertising and depreciation expenses.

2003 Compared with 2002

Revenues increased by $19.6 million, or 7.4%, and income from continuing operations increased by $2.5 million in 2003, as compared to 2002.

Revenues increased in 2003, as compared to 2002, due primarily to an increase in revenue per available room, higher other hotel operating revenues, and an increase in equity income from the Universal Orlando properties reflecting the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Loews Hotels - (Continued)

opening of the Royal Pacific Hotel. Revenue per available room increased by $6.73 or 5.7%, to $125.35, due to increased occupancy and average room rates.

Net income in 2003 included a gain from the sale of the Metropolitan Hotel of approximately $56.7 million ($90.2 million pretax) reported as discontinued operations. Income from continuing operations increased in 2003 due to the increase in revenue per available room discussed above, partially offset by higher operating costs and advertising expenses.

Diamond Offshore

   Diamond Offshore Drilling, Inc. and subsidiaries ("Diamond Offshore"). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2004, 2003 and 2002 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:
Operating	$823.4	$682.9	$754.1
Net investment income	12.2	12.0	29.8
Investment gains (losses)	0.3	(6.9)	36.5
Total	835.9	688.0	820.4

Expenses:
Operating	815.2	724.2	706.1
Interest	30.2	23.9	23.6
Total	845.4	748.1	729.7

	(9.5)	(60.1)	90.7
Income tax (benefit) expense	3.0	(8.1)	35.7
Minority interest	(3.3)	(22.4)	29.2
Net (loss) income	$(9.2)	$(29.6)	$25.8

   Diamond Offshore's revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of unpaid mobilization, however, revenues may be adversely affected. In response to changes in demand, Diamond Offshore may withdraw a rig from the market by cold stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within Diamond Offshore's control and are difficult to predict.

   Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. Diamond Offshore previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004, Diamond Offshore changed its accounting to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If Diamond Offshore had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

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

2004 Compared with 2003

   Revenues increased by $147.9 million, or 21.5%, and net loss decreased by $20.4 million in 2004, as compared to 2003. Revenues in 2004 increased due primarily to higher contract drilling revenues of $130.3 million and gains on sales of marketable securities of $0.3 million as compared to losses of $6.9 million in the prior year.

Revenues from high specification floaters and other semisubmersible rigs increased by $49.8 million in 2004, as compared to 2003. The increase reflects an increase in utilization of $18.4 million and revenues generated by the Ocean Rover and Ocean Vanguard of $36.5 million, partially offset by decreased dayrates of $13.2 million.

Revenues from jack-up rigs increased $80.6 million, or 82.5%, in 2004 due primarily to increased utilization of $35.4 million and increased dayrates of $34.3 million as compared to 2003. In addition, revenues in 2004 included $10.9 million related to the amortization of mobilization fees.

Investment income increased by $0.2 million, or 1.7%, primarily due to higher yields on cash and marketable securities and an increase in invested cash balances in 2004, as compared to 2003.

Net loss decreased in 2004 due primarily to the higher utilization rates earned by semisubmersible rigs and improved results from sales of marketable securities as compared to 2003, partially offset by increased contract drilling expenses and costs related to compliance with the Sarbanes-Oxley Act of 2002. Results for 2003 were also negatively impacted by a reduced tax benefit related to losses incurred by Diamond Offshore's rigs operating in international markets, partially offset by lower depreciation expense.

2003 Compared with 2002

Revenues decreased by $132.4 million, or 16.1%, in 2003, as compared to 2002. Net loss in 2003 was $29.6 million, compared to net income of $25.8 million in 2002. Revenues in 2003 decreased due primarily to lower contract drilling revenues of $72.1 million, losses on sales of marketable securities, as compared to gains in the prior year, and reduced investment income.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

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

In April of 2003, Diamond Offshore commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, Diamond Offshore recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and Diamond Offshore's drillship and by increasing salvage values to 5.0% for most of its drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of Diamond Offshore's fleet. The effect of this change in accounting estimate resulted in an increase to net income of $10.2 million (after-tax and minority interest) for the year ended December 31, 2003.

Boardwalk Pipelines

Boardwalk Pipelines, LLC and subsidiaries ("Boardwalk Pipelines"). Boardwalk Pipelines, LLC is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Boardwalk Pipelines for the years ended December 31, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2004	2003
(In millions)

Revenues:
Operating	$264.4	$143.0
Net investment income	0.7	0.2
Total	265.1	143.2

Expenses:
Operating	153.9	86.2
Interest	30.1	19.4
Total	184.0	105.6

	81.1	37.6
Income tax expense	32.3	15.1
Net income	$48.8	$22.5

Revenues and net income in 2003 reflect operations of Texas Gas from May 17, 2003, the date of acquisition. See Note 14 of the Notes to Consolidated Financial Statements.

Revenues and net income in 2004 reflect a full year of operations for Texas Gas and operations of Gulf South from December 29, 2004, the date of acquisition.

Revenues for Texas Gas in 2004 reflect an increase in storage revenues due to new contracts and a regulatory settlement. These increases were partially offset by lower transportation by others revenue due to the expiration of transportation contracts on third-party pipelines and lower summer no-notice service.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations -Boardwalk Pipelines - (Continued)

Net income for Texas Gas decreased in 2004 due to an increase in operating expenses offset by an increase in revenues noted above. The increase in operating expenses was primarily due to a benefit accrual adjustment in 2003, an increase in labor and benefit costs and an accrual for environmental costs.

Corporate and Other

Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, equity earnings from Majestic Shipping Corporation ("Majestic"), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation ("Hellespont").

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2004, 2003 and 2002 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:
Manufactured products	$167.4	$163.2	$165.8
Net investment income (loss)	144.0	148.7	(16.7)
Investment (losses) gains	(13.2)	7.3	48.6
Other	208.5	9.5	5.6
Total	506.7	328.7	203.3

Expenses:
Cost of sales	79.8	79.7	77.2
Operating	127.8	113.6	116.5
Interest	134.2	126.2	127.0
Total	341.8	319.5	320.7

	164.9	9.2	(117.4)
Income tax expense (benefit)	57.6	2.1	(42.2)
Minority interest	0.3	0.4	0.4
Net income (loss)	$107.0	$6.7	$(75.6)

2004 Compared with 2003

Revenues increased by $178.0 million and net income increased by $100.3 million in 2004, as compared to 2003.

In July of 2004, Hellespont sold all of its ultra-large crude oil tankers. The Company received cash distributions from Hellespont and recognized income of $179.3 million ($116.5 million after taxes). See Liquidity and Capital Resources - Corporate and Other. Hellespont had been engaged in the business of owning and operating four ultra-large crude oil tankers that were used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

Revenues increased in 2004 due primarily to income of $179.3 million from the Hellespont transaction noted above, partially offset by decreased net investment income and investment gains of $25.2 million.

Net income increased in 2004 due primarily to the increased revenues discussed above, partially offset by pretax charges in 2004 of $17.8 million related to the early redemption of long-term debt and $4.9 million related to an estimate by Bulova for remediation costs of environmental liabilities.

2003 Compared with 2002

Revenues increased by $125.4 million and net income increased by $82.3 million in 2003, as compared to 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Corporate and Other - (Continued)

Revenues increased in 2003 due primarily to increased net investment income and investment gains of $124.1 million and higher results from shipping operations of $4.7 million. Net income increased due primarily to the improved results from the investment portfolio and increased results from shipping operations.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

The principal operating cash flow sources of CNA's property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2004, net cash provided by operating activities was $1,607.0 million as compared to $1,760.0 million in 2003. The decrease in cash provided by operating activities was primarily driven by a decrease in premium collections related to the dispositions of the life and group businesses and CNA Re. Offsetting the decrease in premium collections were decreased paid claims and a federal tax refund received in 2004.

For 2003, net cash provided by operating activities was $1,760.0 million as compared with net cash provided of $1,040.0 million in 2002. The increase in cash provided by operating activities related primarily to a decrease in paid claims and increased net premium collections in 2003 as compared with 2002.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. The change in cash collateral exchanged as part of the securities lending activity is included as a cash flow from investing activities.

For 2004, net cash used for investing activities was $2,019.0 million as compared with $2,133.0 million in 2003. Cash flows used by investing activities were related principally to increased purchases of fixed maturity securities in 2004 as compared to 2003.

For 2003, net cash used for investing activities was $2,133.0 million as compared with net cash used of $1,488.0 million in 2002. Cash flows used for investing related principally to purchases of fixed maturity securities.

The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. A consideration in management of the portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs and minimize interest rate risk. For portfolios where future liability cash flows are determinable and are generally long term in nature, CNA management segregates assets and related liabilities for asset/liability management purposes. The asset/liability management strategy is used to mitigate valuation changes due to interest rate risk in those specific portfolios. Another consideration in the asset/liability matched portfolios is to maintain a level of income sufficient to support the underlying insurance liabilities.

For those securities in the portfolio that are not part of a segregated asset/liability management strategy, CNA typically manages the portfolio to a target duration range dictated by the underlying insurance liabilities. In managing these portfolios, securities are bought and sold based on individual security value assessments made, but with the overall goal of meeting the duration targets.

Cash flows from financing activities include proceeds from the issuance of debt and equity securities, outflows for repayment of debt and outlays to reacquire equity instruments.

For the year ended December 31, 2004, net cash provided from financing activities was $368.0 million as compared with $386.0 million in 2003. For the year ended December 31, 2003, net cash provided from financing activities was $386.0 million as compared with $432.0 million in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

CNA is closely managing the cash flows related to claims and reinsurance recoverables from the WTC event. It is anticipated that there will be a significant lag between the time claim payments are made and the receipt of the corresponding reinsurance recoverables. CNA has not suffered any liquidity problems resulting from these payments. As of December 31, 2004, CNA has paid $876.0 million in claims and of that amount has recovered $486.0 million from reinsurers.

CNA's estimated gross pretax losses for the WTC event, recorded in 2001,were $1,648.0 million pretax ($958.3 million after-tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 59.0% and 29.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with Standard & Poor's ("S&P") ratings of AAA, AA or A.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

Debt

In December of 2004, CNA acquired three buildings, which previously were leased under capital leases. As part of the transaction, CNA directly assumed the underlying debt obligation which the lessor of the three buildings owed to a third party. By directly assuming the lessor's debt obligation, CNA reduced its overall debt obligation by $5.0 million.

On December 15, 2004, CNA completed the sale of $549.0 million of 5.85% ten-year senior notes in a public offering. CNA contributed approximately $47.0 million of the net proceeds to its subsidiary CCC for CCC to repurchase its outstanding Group Surplus Note due 2024 and intends to use approximately $498.0 million of the net proceeds of this offering to repay at maturity all of its outstanding 6.5% notes due April 15, 2005.

During 2004, Encompass Insurance Company of America ("EICA"), a wholly owned subsidiary of CNA, sold a $50.0 million surplus note to Allstate Insurance Company. The EICA note bears interest semi-annually at 2.5% per annum and is due on March 31, 2006.

In May of 2004, CNA Surety issued privately, through a wholly-owned trust, $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I ("Issuer Trust"). The sole asset of the Issuer Trust consists of a $31.0 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2004, the interest rate on the junior subordinated debenture was 5.7%.

On September 30, 2003, CNA Surety entered into a $50.0 million credit agreement, which consisted of a $30.0 million two-year revolving credit facility and a $20.0 million two-year term loan, with semi-annual principal payments of $5.0 million. The credit agreement is an amendment to a $65.0 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. In June of 2004, CNA Surety reduced the outstanding borrowings under the credit facility by $10.0 million, and in September of 2004, CNA Surety increased the outstanding borrowings under the credit facility by $5.0 million to fund the semi-annual term loan payment.

Under the amended credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90.0 basis points, and for utilization greater than 50.0% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2004, the weighted-average interest rate on the $35.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 3.3%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $10.0 million in outstanding borrowings on the term loan was 2.77% at December 31, 2004. On the $25.0 million revolving credit agreement, the effective interest rate at December 31, 2004 was 3.49%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

Related Parties

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2004 and 2003, there were $99.0 million and $80.0 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104.0 million as of February 24, 2005. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $29.0 million and $25.0 million of the loans outstanding as of December 31, 2004 and 2003 and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6.0% over prime rate to 5.0% per annum, effective as of December 27, 2004, with an additional 3.0% interest accrual when borrowings under the facility are at or below the original $86.0 million limit. Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13.0 million and $7.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company has taken an impairment charge of $80.5 million pretax ($48.8 million after-tax and minority interest) during the fourth quarter of 2004, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106.0 million or further changes in the national contractor's business plan or projections may necessitate further impairment charges.

As a result of the impairment taken in the fourth quarter of 2004, the Company plans to recognize income using the effective interest rate method starting in the first quarter of 2005. Under this method, interest income recognized will be accrued on the net carrying amount of the loan at the effective interest rate used to discount the impaired loan's estimated future cash flows. The excess of the cash received over the interest income recognized will reduce the carrying amount of the loan. The change in present value, if any, of the loan that is attributable to changes in the amount or timing of future cash flows will be recorded similar to the impairment charges previously recorded.

CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor during this extended restructuring period, subject to the contractor's initial and ongoing compliance with CNA Surety's underwriting standards and ongoing management of CNA Surety's exposure to the contractor. All bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds on behalf of CNA Surety are 100% reinsured to one of CNA Surety's insurance subsidiaries. This arrangement underlies the more limited reinsurance coverages discussed below.

Through facultative reinsurance contracts with CCC, CNA Surety's exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety's exposure is limited to $14.5 million per bond, subject to a per principal retention of $60.0 million and an aggregate limit of $150.0 million, under all facultative

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

insurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002, there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60.0 million.

Renewals of both excess of loss contracts were effective January 1, 2005. CCC and CNA Surety are presently discussing a possible restructuring of the reinsurance arrangements described in the paragraph above, under which all bonds written for the national contractor would be reinsured by CCC under an excess of $60.0 million treaty and other CNA Surety accounts would be covered by a separate $50.0 million excess of $100.0 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety's and ultimately the Company's exposure to loss. While CNA believes that the contractor's continuing restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor's failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA's surety bonds could have a material adverse effect on the Company's results of operations and/ or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Commitments, Contingencies and Guarantees

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2004 and 2003, there were approximately $47.0 million and $58.0 million of outstanding letters of credit.

CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $30.0 million at December 31, 2004.

As of December 31, 2004 and 2003, CNA had committed approximately $104.0 million and $154.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, CCC had committed approximately $51.0 million as of December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

CNA holds an investment in a real estate joint venture. In the normal course of business, CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding any operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016. The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2004 that CNA could be required to pay under this guarantee

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

is approximately $312.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2004, CNA had commitments to purchase $41.0 million and commitments to sell $2.0 million of various bank loan participations.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $950.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2004, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser's ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. Additionally, CNA has provided a contingent guarantee to the lenders of two third parties, related to loans extended by their lenders. As of December 31, 2004, CNA has recorded approximately $21.0 million of liabilities related to these indemnification agreements.

Cash and securities with carrying values of approximately $18.0 million and $23.0 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2004 and 2003. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $329.0 million and $254.0 million as of December 31, 2004 and 2003.

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate CNA's U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented in the fourth quarter of 2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies ("CIC Group") to CCC. Additionally, the ownership of the CIC Group was transferred to CCC during 2003 in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. CNA is presently engaged in discussions related to the examination with state regulatory agencies. Final examination reports are expected to be issued in the first half of 2005 by the state authorities.

Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Along with other companies in the industry, CNA has received subpoenas and interrogatories: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

West Virginia concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission and the New York State Attorney General concerning finite insurance products purchased and sold by CNA; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance.

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

The actions that can be taken by rating agencies are changes in ratings or modifiers. "On Review," "Credit Watch" and "Rating Watch" are modifiers used by the ratings agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a CNA action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. "Outlooks" accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on CNA's ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody's Investors Service ("Moody's") and Fitch as of February 16, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNA's senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNA	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC(b)	Debt	Debt

A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody's	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-
__________
(a)	All outlooks for the Property & Casualty companies' financial strength and holding company debt ratings are negative.
(b)	A.M. Best and Moody's have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

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

CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA's ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA's February 16, 2005 ratings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the "Department"), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2004, CCC is in a negative earned surplus position. In December of 2004, the Department approved extraordinary dividend capacity of $125.0 million to be used to fund CNA's 2005 debt service requirements. It is anticipated that CCC will be in a positive earned surplus position at the end of the first quarter of 2005 and be able to begin paying ordinary dividends in the second quarter of 2005 as a result of a $500.0 million dividend received from its subsidiary, CAC, on February 11, 2005.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

CNA's domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2004 and 2003, all of CNA's domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

Except for the impact of the State Settlement Agreements as described below, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco related litigation and, therefore, no provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that the Company's results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers ("OPMs") to make aggregate annual payments in the following amounts, subject to adjustment for several factors described below: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the OPMs are required to pay plaintiffs' attorneys' fees, subject to an aggregate annual cap of $500.0 million, as well as an additional aggregate amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each of the OPMs. The Company believes that Lorillard's obligations under the State Settlement Agreements will materially adversely affect the Company's cash flows and operating income in future years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Lorillard - (Continued)

Both the aggregate payment obligations of the OPMs, and the payment obligations of Lorillard, individually, under the State Settlement Agreements are subject to adjustment for several factors: inflation; aggregate volume of domestic cigarette shipments; market share; and industry operating income. The inflation adjustment increases payments on a compounded annual basis by the greater of 3.0% or the actual total percentage change in the consumer price index for the preceding year. The inflation adjustment is measured starting with inflation for 1999. The volume adjustment increases or decreases payments based on the increase or decrease in the total number of cigarettes shipped in or to the 50 U.S. states, the District of Columbia and Puerto Rico by the OPMs during the preceding year, as compared to the 1997 base year shipments. If volume has increased, the volume adjustment would increase the annual payment by the same percentage as the number of cigarettes shipped exceeds the 1997 base number. If volume has decreased, the volume adjustment would decrease the annual payment by 98.0% of the percentage reduction in volume. In addition, downward adjustments to the annual payments for changes in volume may, subject to specified conditions and exceptions, be reduced in the event of an increase in the OPMs aggregate operating income from domestic sales of cigarettes over base year levels established in the State Settlement Agreements, adjusted for inflation. Any adjustments resulting from increases in operating income would be allocated among those OPMs who have had increases.

Lorillard's cash payment under the State Settlement Agreements in 2004 was approximately $830.0 million. Lorillard estimates the amount payable in 2005 will be approximately $875.0 million to $925.0 million, primarily based on 2004 estimated industry volume. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years.

See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard's marketable securities totaled $1,545.6 million and $1,530.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004, fixed maturity securities represented 88.8% of the total investment in marketable securities, including 47.2% invested in Treasury Bills with an average duration of approximately 3 months, 25.3% invested in Treasury Notes with an average duration of approximately 16 months and 27.5% invested in money market accounts.

The principal source of liquidity for Lorillard's business and operating needs is internally generated funds from its operations. Lorillard's operating activities resulted in a net cash inflow of approximately $631.9 million for the year ended December 31, 2004, compared to $711.6 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.
Loews Hotels

Cash and investments decreased from $74.6 million at December 31, 2003 to $58.6 million at December 31, 2004. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In February of 2005, Loews Hotels refinanced a $56.3 million hotel mortgage. The Company has guaranteed this obligation.

Diamond Offshore

Cash and investments increased from $610.3 million at December 31, 2003 to $927.9 at December 31, 2004. Cash provided by operating activities was $207.4 million in 2004, compared to $162.5 million in 2003. The increase in cash flow from operations in 2004 is the result of higher utilization and average dayrates earned by Diamond Offshore's offshore drilling units as a result of an increase in overall demand for offshore contract drilling services, particularly in the second half of the year. These favorable trends were negatively impacted by reactivation costs for previously cold-stacked rigs and repair costs of damages caused by Hurricane Ivan in the third quarter of 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Diamond Offshore - (Continued)

In January of 2005, Diamond Offshore announced the initiation of a major upgrade of its Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service. The modernized rig will be designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250.0 million of which approximately $110.0 million is expected to be expended in 2005. The rig will be mobilized to a shipyard in Singapore where work is scheduled to commence in the second quarter of 2005. Delivery of the upgraded rig is expected in approximately two years.

During the year ended December 31, 2004, Diamond Offshore spent approximately $13.0 million to upgrade one of its high specification semisubmersible units, the Ocean America, with capabilities making it more suitable for developmental drilling. In addition, Diamond Offshore spent $76.2 million on its continuing rig maintenance program (other than rig upgrades), and to meet other corporate capital expenditure requirements in 2004.

Diamond Offshore has budgeted an additional $115.0 million of capital expenditures in 2005 in association with its ongoing rig equipment replacement and enhancement programs and to meet other corporate requirements. Diamond Offshore expects to finance its 2005 capital expenditures through the use of existing cash balances or internally generated funds.

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

At December 31, 2004, the aggregate accreted value of Diamond Offshore's Zero Coupon Debentures was $471.2 million. On June 6, 2005, holders of these debentures have the option to require Diamond Offshore to repurchase the debentures at the accreted value on the date of repurchase. Diamond Offshore may fund this repurchase with cash, shares of its common stock, or a combination thereof.

Diamond Offshore's credit rating is Baa2 for Moody's Investors Services ("Moody's") and A- for S&P. In 2003, Moody's lowered its ratings of Diamond Offshore's long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook to stable from negative. On July 27, 2004, S&P lowered Diamond Offshore's debt rating from A to A- and rated its outlook as stable. Although Diamond Offshore's long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

Boardwalk Pipelines

Boardwalk Pipelines funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the year ended December 31, 2004 amounted to 104.3 million. Funds from operations from May 17, 2003, the date of acquisition of Texas Gas, through December 31, 2003 amounted to $61.5 million. At December 31, 2004 and 2003, cash and investments amounted to $16.2 million and $19.1 million, respectively.

In December of 2004, Boardwalk Pipelines borrowed $575.0 million as an interim term loan in connection with its acquisition of Gulf South for $1.14 billion. In January of 2005, Boardwalk Pipelines issued $300.0 million principal amount of 5.5% notes due 2017 and $275.0 million principal amount of 5.1% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the $575.0 million interim loan. The remainder of the purchase price was funded by $561.0 million of the Company's available cash.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Boardwalk Pipelines - (Continued)

In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity.

Corporate and Other

On January 27, 2005, the Company completed the sale of an additional $100.0 million principal amount of 5.3% senior notes due 2016 and sold $300.0 million principal amount of 6.0% senior notes due 2035. The net proceeds from the sale, together with available cash, will be used in the first quarter of 2005 to redeem the $400.0 million principal amount of 7.0% senior notes due 2023 at a redemption price of 102.148% of the principal amount.

The parent company's cash and investments, net of receivables and payables, at December 31, 2004 totaled $2.5 billion, as compared to $2.1 billion at December 31, 2003. The increase in net cash and investments is primarily due to cash distributions of $302.9 million received from Hellespont following the sale of all of its ultra-large crude oil tankers, net proceeds of $281.4 million from the issuance of Carolina Group stock and cash dividends from the Company's subsidiaries, partially offset by the $561.0 million funding of the Gulf South acquisition. The cash distributions from Hellespont included preferred stock dividends, redemption of preferred stock and principal and interest payments on outstanding loans. In March of 2004, the Company issued $300.0 million principal amount of senior notes at 5.3% due 2016. Proceeds from this issuance were used in April of 2004 to redeem the Company's $300.0 million 7.6% notes due 2023 at a redemption price of 103.8125% of the principal amount.

The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of February 18, 2005, approximately $109.0 million of securities were available for issuance under this shelf registration statement.

As of December 31, 2004, there were 185,584,575 shares of Loews common stock outstanding and 67,967,250 shares of Carolina Group stock outstanding. Depending on market and other conditions, the Company from time to time may purchase shares of its, and its subsidiaries', outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Contractual Cash Payment Obligations

The Company's contractual cash payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2004	Total	1 year	1-3 years	4-5 years	5 years
(In millions)

Debt	$7,040.8	$1,010.1	$1,834.5	$415.8	$3,780.4
Operating leases	407.4	75.2	120.9	76.3	135.0
Claim and claim expense reserves (a)	33,453.0	8,008.0	9,962.0	5,054.0	10,429.0
Future policy benefits reserves (b)	9,216.0	195.0	352.0	344.0	8,325.0
Policyholder funds reserves (b)	1,706.0	502.0	997.0	43.0	164.0
Total	$51,823.2	$9,790.3	$13,266.4	$5,933.1	$22,833.4
__________
(a)
Claim and claim adjustment expense reserves are not discounted and represent CNA's estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2004. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $21.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(b)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA's estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2004. Future policy benefit reserves of $1,013.0 million and policyholder fund reserves of $60.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Contractual Cash Payment Obligations - (Continued)

future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard's portion of ongoing adjusted settlement payments, including fees to settling plaintiffs' attorneys, are based on a number of factors which are described under "Liquidity and Capital Resources - Lorillard," above. Lorillard's cash payment in 2004 amounted to approximately $830.0 million and Lorillard estimates its cash payments in 2005 will be approximately $875.0 million to $925.0 million, subject to adjustment. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. The Company, from time to time, requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

Insurance

CNA adopted Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-01") as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Statement of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and statement of operations items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio supporting the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Beginning in the fourth quarter of 2004, CNA has designated new purchases related to a specific investment strategy, that primarily includes convertible bond securities as held for trading purposes. These securities in the trading portfolio are carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statements of Operations.

Net Investment Income

The significant components of CNA's net investment income are presented in the following table:

Year Ended December 31	2004	2003	2002
(In millions)

Fixed maturity securities	$1,571.2	$1,651.1	$1,854.1
Short-term investments	56.1	63.2	62.2
Limited partnerships	212.0	220.6	(33.9)
Equity securities	13.8	18.8	65.4
Income from trading portfolio (a)	110.2
Interest on funds withheld and other deposits	(267.1)	(343.8)	(239.6)
Other	17.1	84.4	81.6
Total investment income	1,713.3	1,694.3	1,789.8
Investment expenses	(39.8)	(47.6)	(59.9)
Net investment income	$1,673.5	$1,646.7	$1,729.9
__________
(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2.0 million for the year ended December 31, 2004.

CNA experienced slightly higher net investment income in 2004 as compared with 2003. This increase was due primarily to the reduced interest expense on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased in 2003 as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development. See the Reinsurance section of this MD&A for additional information for interest costs on funds withheld and other deposits. This improvement was offset partly by decreases in investment income across all other available-for-sale asset classes which is largely the result of the impacts of the Group Benefits and Individual Life sales transactions that are described in Note 14 - Significant Transactions, included in Item 8 of this Report. Also, the net investment income of the trading portfolio positively impacted results for 2004.

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

The bond segment of the investment portfolio yielded 4.6% in 2004, 5.1% in 2003 and 6.0% in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Net Realized Investment (Losses) Gains

The components of CNA's net realized investment (losses) gains are presented in the following table:

Year Ended December 31	2004	2003	2002
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
U.S. government bonds	$10.4	$(69.9)	$391.6
Corporate and other taxable bonds	122.8	380.5	(557.0)
Tax-exempt bonds	42.4	96.7	48.0
Asset-backed bonds	52.8	41.7	36.5
Redeemable preferred stock	18.7	(11.6)	(27.9)
Total fixed maturity securities	247.1	437.4	(108.8)
Equity securities	202.2	114.5	(158.5)
Derivative securities	(84.1)	78.4	(52.1)
Short-term investments	(3.4)	3.2	11.8
Other invested assets, including dispositions	(597.3)	(156.3)	53.4
Allocated to participating policyholders' and minority interests	(9.0)	(3.8)	2.0
Total realized investment (losses) gains	(244.5)	473.4	(252.2)
Income tax benefit (expense)	94.1	(179.2)	103.3
Minority interest	13.3	(28.5)	15.9
Net realized investment (losses) gains	$(137.1)	$265.7	$(133.0)

Net realized investment results decreased $402.8 million after-tax and minority interest in 2004 as compared with 2003. This decrease in net realized investment results was primarily due to the loss on the sale of the individual life insurance business of $352.9 million after-tax and minority interest ($618.6 million pretax), losses on derivatives of $50.2 million after-tax and minority interest ($84.0 million pretax) and reduced fixed maturity gains. These decreases were partly offset by a $95.8 million after-tax and minority interest ($162.0 million pretax) gain on the disposition of CNA's equity holdings of Canary Wharf Group PLC ("Canary Wharf"), a London-based real estate company, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Impairment losses of $54.8 million after-tax and minority interest ($93.0 million pretax) were recorded in 2004 across various sectors including an impairment loss of $32.9 million after-tax and minority interest ($56.0 million pretax) related to loans made under a credit facility to a national contractor that are classified as fixed maturities. In 2003, impairment losses of $188.4 million after-tax and minority interest ($321.0 million pretax) were recorded across various sectors including the airline, healthcare and energy industries.

The derivative securities losses recorded in 2004 were primarily due to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio.

Net realized investment results increased $398.7 million after-tax and minority interest in 2003 as compared with 2002. This change was due primarily to $188.4 million after-tax and minority interest ($321.0 million pretax) impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities recorded in 2003 as compared to $517.2 million after-tax and minority interest ($890.0 million pretax) recorded in 2002. The impairment losses recorded in 2002 related primarily to the telecommunications sector. Also contributing to the increase was improved realized results related to fixed maturity and derivative securities in 2003. These increases were partially offset by the $116.4 million after-tax and minority interest ($176.0 million pretax) loss recorded in 2003 on the sale of the Group Benefits business.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. CNA's views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on CNA's consideration of these factors, in the course of normal investment activity CNA may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

opportunities that are available at the time in the market; in turn CNA may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates or other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A - Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, hedging the value of the investment portfolio by utilizing derivative strategies, which is discussed in greater detail in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, may be utilized.

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, CNA segregates assets for asset liability management purposes.

CNA classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income.

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities:

Year Ended December 31	2004	2003	2002
(In millions)

Net realized gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$704.0	$1,244.0	$1,009.0
Gross realized losses	(457.0)	(807.0)	(1,118.0)
Net realized gains (losses) on fixed maturity securities	247.0	437.0	(109.0)
Equity securities:
Gross realized gains	225.0	143.0	251.0
Gross realized losses	(23.0)	(29.0)	(409.0)
Net realized gains (losses) on equity securities	202.0	114.0	(158.0)
Net realized gains (losses) on fixed maturity and equity securities	$449.0	$551.0	$(267.0)

The following table provides details of the largest realized losses aggregated by issuer including: the fair value of the securities at sale date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)

Issues and sells mortgage backed securities. Issuer was chartered by
United States Congress to facilitate housing ownership for low to middle income Americans. Loss was incurred as a result of
unfavorable interest rate change	$4,766.0	$19.0	0-12

Company acquires, sells and operates power generation facilities.
The loss reflects intense competition and price pressure in the sector	120.0	18.0	0-24	+

Various notes and bonds issued by the United States Treasury.
Volatility of interest rates prompted movement to other asset classes	4,092.0	15.0	0-12

Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable
interest rate change	309.0	13.0	0-12

Company provides networking telecommunications services
worldwide. The Company is under price/profit pressure as
a result of excess capacity in the industry	97.0	11.0	0-12

Municipal issuer of special obligation bonds for school financing.
Loss was incurred as a result of unfavorable interest rate change	152.0	8.0	0-6, 13-24

Municipal issuer of revenue bonds that supports transportation services. Loss was incurred as a result of unfavorable interest
rate change	296.0	7.0	0-12

Municipal issuer of revenue bonds that authorizes the financing of sewer facilities. Loss was incurred as a result of unfavorable
interest rate change	113.0	7.0	0-6

Municipal issuer of revenue bonds that authorizes the financing of water facilities. Loss was incurred as a result of unfavorable
interest rate change	200.0	7.0	0-12

Air transportation carrier for passengers, freight and mail both domestic and international. Company was subject to higher fuel
costs and union negotiations	24.0	6.0	0-6

Municipal issuer of revenue bonds that authorizes bridge and tunnel facilities. Loss was incurred as a result of unfavorable
interest rate change	103.0	6.0	0-12

State issuer of general obligation bonds. Loss was incurred as a
result of unfavorable interest rate change	222.0	5.0	0-12

State issuer of general obligation bonds for the purpose of public improvements. Loss was incurred as a result of unfavorable
interest rate change	270.0	5.0	0-12

Total	$10,764.0	$127.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Valuation and Impairment of Investments

The following table details the carrying value of CNA's general account investment portfolios:

December 31	2004		2003
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$4,346.0	11.1%	$1,900.0	5.0%
Asset-backed securities	7,788.0	19.9	8,757.0	23.0
States, municipalities and political subdivisions-
tax-exempt	8,857.0	22.6	7,970.0	20.9
Corporate securities	6,513.0	16.6	6,482.0	17.0
Other debt securities	3,053.0	7.8	3,264.0	8.6
Redeemable preferred stock	146.0	0.3	104.0	0.3
Options embedded in convertible debt securities	234.0	0.6	201.0	0.5
Total fixed maturity securities available-for-sale	30,937.0	78.9	28,678.0	75.3

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	27.0	0.1
Asset-backed securities	125.0	0.3
Corporate securities	199.0	0.5
Other debt securities	35.0	0.1
Redeemable preferred stock	4.0
Total fixed maturity securities trading	390.0	1.0

Equity securities available-for-sale:
Common stock	260.0	0.7	383.0	1.0
Non-redeemable preferred stock	150.0	0.3	144.0	0.4
Total equity securities available-for-sale	410.0	1.0	527.0	1.4

Equity securities trading	46.0	0.1
Short-term investments available-for-sale	5,404.0	13.8	7,538.0	19.8
Short-term investments trading	459.0	1.2
Limited partnerships	1,549.0	3.9	1,117.0	2.9
Other investments	36.0	0.1	240.0	0.6
Total general account investments	$39,231.0	100.0%	$38,100.0	100.0%

CNA's general account investment portfolio consists primarily of publicly traded government bonds, asset-backed and mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,197.0 million at December 31, 2004 compared with $1,348.0 million at December 31, 2003. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061.0 million for fixed maturities and a net unrealized gain of $136.0 million for equity securities. The unrealized position at December 31, 2003 was composed of a net unrealized gain of $1,114.0 million for fixed maturities and a net unrealized gain of $234.0 million for equity securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-
sale:
U.S. Treasury securities and
obligations of government agencies	$4,233.0	$126.0	$13.0		$113.0
Asset-backed securities	7,706.0	105.0	19.0	$4.0	82.0
States, municipalities and political
subdivisions-tax-exempt	8,699.0	189.0	28.0	3.0	158.0
Corporate securities	6,093.0	477.0	52.0	5.0	420.0
Other debt securities	2,769.0	295.0	11.0		284.0
Redeemable preferred stock	142.0	6.0		2.0	4.0
Options embedded in convertible
debt securities	234.0
Total fixed maturity securities available-
for-sale	29,876.0	1,198.0	123.0	14.0	1,061.0
Fixed maturity securities trading	390.0
Equity securities available-for-sale:
Common stock	148.0	112.0			112.0
Non-redeemable preferred stock	126.0	24.0			24.0
Total equity securities available-for-sale	274.0	136.0			136.0
Equity securities trading	46.0
Total fixed maturity and equity
securities	$30,586.0	$1,334.0	$123.0	$14.0	$1,197.0

December 31, 2003

Fixed maturity securities:
U.S. Treasury securities and
obligations of government agencies	$1,823.0	$91.0	$10.0	$4.0	$77.0
Asset-backed securities	8,634.0	146.0	22.0	1.0	123.0
States, municipalities and political
subdivisions-tax-exempt	7,787.0	207.0	22.0	2.0	183.0
Corporate securities	6,061.0	475.0	40.0	14.0	421.0
Other debt securities	2,961.0	311.0	4.0	4.0	303.0
Redeemable preferred stock	97.0	7.0			7.0
Options embedded in convertible
debt securities	201.0
Total fixed maturity securities	27,564.0	1,237.0	98.0	25.0	1,114.0
Equity securities:
Common stock	163.0	222.0	2.0		220.0
Non-redeemable preferred stock	130.0	16.0	2.0		14.0
Total equity securities	293.0	238.0	4.0		234.0
Total fixed maturity and equity
securities	$27,857.0	$1,475.0	$102.0	$25.0	$1,348.0

CNA's investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

At December 31, 2004, the carrying value of the general account fixed maturities was $31,327.0 million, representing 79.9% of the total investment portfolio. The net unrealized gain of this fixed maturity portfolio was $1,061.0 million, comprising gross unrealized gains of $1,198.0 million and gross unrealized losses of $137.0 million. Gross unrealized losses were across various sectors, the largest of which was corporate bonds. Within corporate bonds, the largest industry sectors were financial and consumer-cyclical, which as a percentage of total gross unrealized losses were 40.0% and 28.0%. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2004 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	8.0%	2.0%
Due after one year through five years	25.0	18.0
Due after five years through ten years	25.0	24.0
Due after ten years	15.0	40.0
Asset-backed securities	27.0	16.0
Total	100.0%	100.0%

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

December 31	2004		2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$7,742.0	$53.0	$4,138.0	$50.0
7-12 months	2,448.0	59.0	834.0	36.0
13-24 months	368.0	12.0	76.0	11.0
Greater than 24 months	2.0		51.0	3.0
Total investment grade	10,560.0	124.0	5,099.0	100.0
Non-investment grade:
0-6 months	188.0	7.0	134.0	5.0
7-12 months	69.0	4.0	60.0	7.0
13-24 months	20.0	2.0	16.0	1.0
Greater than 24 months			105.0	10.0
Total non-investment grade	277.0	13.0	315.0	23.0
Total fixed maturity securities	10,837.0	137.0	5,414.0	123.0
Equity securities:
0-6 months	4.0		23.0	2.0
7-12 months	1.0		10.0	2.0
13-24 months	1.0		3.0
Greater than 24 months	3.0		6.0
Total equity securities	9.0		42.0	4.0
Total fixed maturity and equity securities	$10,846.0	$137.0	$5,456.0	$127.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

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

Realized investment losses included $93.0 million, $321.0 million and $890.0 million of pretax impairment losses for the three years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 impairments were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. For the year ended December 31, 2004, the impairment losses recorded related largely to loans made under a credit facility to a national contractor, that are classified as fixed maturities. See the Loans to National Contractor section of the MD&A.

For 2003, the impairment losses recorded related primarily to corporate bonds in the airline, healthcare and energy industries.

For 2002, the impairment losses recorded related primarily to corporate bonds in the communications industry sectors including $129.0 million related to WorldCom Inc., $74.0 million related to Adelphia Communication Corporation, $60.0 million for Charter Communications, $57.0 million for AT&T Canada and $53.0 million for Telewest PLC. During 2002, CNA reduced the impairment loss related to the sale of CNA Re U.K. by approximately $35.1 million after-tax and minority interest.

CNA's non-investment grade fixed maturity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $277.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA's Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2004 and 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
December 31, 2004	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$188.0	$6.0	$1.0			$7.0
7-12 months	69.0	3.0	1.0			4.0
13-24 months	20.0	1.0	1.0			2.0
Greater than 24 months
Total non-investment grade	$277.0	$10.0	$3.0			$13.0

December 31, 2003

Fixed maturity securities:
Non- investment grade:
0-6 months	$134.0	$2.0	$1.0		$2.0	$5.0
7-12 months	60.0	1.0	6.0			7.0
13-24 months	16.0	1.0				1.0
Greater than 24 months	105.0	4.0	1.0	$5.0		10.0
Total non-investment grade	$315.0	$8.0	$8.0	$5.0	$2.0	$23.0

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at December 31, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers' ability to meet current and future interest and principal payments, an evaluation of the issuers' financial condition and near term prospects, and CNA's sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA's equity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $9.0 million. CNA's Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on the Company's results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 92.8% and 92.9% of which were rated as investment grade (BBB or higher) at December 31, 2004 and 2003, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The following table summarizes the ratings of CNA's general account bond portfolio at carrying value:

December 31	2004		2003
(In millions of dollars)

U.S. Government and affiliated agency securities	$4,640.0	14.9%	$2,818.0	9.9%
Other AAA rated	14,628.0	46.9	12,779.0	44.7
AA and A rated	5,597.0	17.9	6,329.0	22.1
BBB rated	4,072.0	13.1	4,631.0	16.2
Non investment-grade	2,240.0	7.2	2,017.0	7.1
Total	$31,177.0	100.0%	$28,574.0	100.0%

At December 31, 2004 and 2003, approximately 99.0% and 97.0% of the general account portfolio was U.S. Government agencies or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or CNA management.

The following table summarizes the bond ratings of the investments supporting CNA's separate account products, which guarantee principal and a specified rate of interest:

December 31	2004		2003
(In millions of dollars)

U.S. Government and affiliated agency securities			$166.0	9.2%
Other AAA rated	$156.0	32.1%	737.0	40.7
AA and A rated	184.0	37.9	374.0	20.7
BBB rated	117.0	24.0	443.0	24.5
Non investment-grade	29.0	6.0	89.0	4.9
Total	$486.0	100.0%	$1,809.0	100.0%

At December 31, 2004 and 2003, 100.0% and 98.0% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody's. The remaining bonds were rated by other rating agencies or CNA management.

Non investment-grade bonds, as presented in the tables above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of CNA management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of non-traded securities at December 31, 2004 was $199.0 million which represents 0.5% of CNA's total investment portfolio. These securities were in a net unrealized gain position of $68.0 million at December 31, 2004. Of the non-traded securities, 54.0% are priced by unrelated third party sources.

Included in CNA's general account fixed maturity securities at December 31, 2004 are $7,913.0 million of asset-backed securities, at fair value, consisting of approximately 70.0% in collateralized mortgage obligations ("CMOs"), 16.0% in corporate mortgage-backed pass-through certificates, 10.0% in corporate asset-backed obligations and 4.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

December 31	2004	2003
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,655.0	$4,458.0
U.S. Treasury securities	2,382.0	1,068.0
Money market funds	174.0	1,230.0
Other	1,193.0	782.0
Total short-term investments available-for-sale	5,404.0	7,538.0

Short-term investments trading:
Commercial paper	46.0
U.S. Treasury securities	300.0
Money market funds	99.0
Other	14.0
Total short-term investments trading	459.0

Total short-term investments	$5,863.0	$7,538.0

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

ACCOUNTING STANDARDS

In December of 2004, the Financial Accounting Standards Board ("FASB") issued a complete replacement of SFAS No. 123, "Share-Based Payment" ("SFAS No. 123R"), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's results of operations or equity.

In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1"), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. Pending adoption of a final rule, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Accounting Standards - (Continued)

The Company continues to evaluate the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities, including the potential impacts from any revisions to the original guidance issued. Adoption of this standard as originally issued may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and could also impact the recognition of investment income on impaired securities. Such an impact would likely increase earnings volatility in future periods. However, since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated other comprehensive income, adoption of this standard is not expected to have a significant impact on equity.

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

Risks and uncertainties primarily affecting the Company and the Company's insurance subsidiaries

•
the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including the ability to implement and maintain price increases and changes in CNA's book of business;

•
product and policy availability and demand and market responses, including the level of CNA's ability to obtain rate increases and decline or non-renew underpriced accounts to achieve premium targets and profitability and to realize growth and retention estimates;

•
the possibility that the Terrorism Risk Insurance Act of 2002 will not be extended beyond the end of 2005, as a result of which CNA could incur substantial additional exposure to losses resulting from terrorist attacks, which could be increased by current state regulatory restrictions on terrorism policy exclusions and by regulatory unwillingness to approve such exclusions prospectively;

•
development of claims and the impact on loss reserves, including changes in claim settlement policies, and additional charges to earnings if loss reserves are insufficient, including among others, loss reserves related to APMT exposure which are more uncertain and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures;

•
the impact of regular and ongoing insurance reserve reviews by CNA and ongoing state regulatory exams of CNA's primary insurance company subsidiaries, and CNA's responses to the results of those reviews and exams;

•
the effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•
exposure to catastrophic events, natural and man-made, which are inherently unpredictable, with a frequency or severity that exceeds CNA's expectations and results in material losses, or the occurrence of epidemics;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort and construction defect claims;

•
whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of CNA's established loss reserves or carried loss reserves;

•	the availability and adequacy of reinsurance and the creditworthiness and performance of reinsurance companies under reinsurance contracts;

•
regulatory limitations, impositions and restrictions upon CNA and its insurance subsidiaries, including limitations imposed by state regulatory agencies upon CNA's ability to receive dividends from its insurance subsidiaries and to pay dividends to the Company, and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•
the possibility of further changes in CNA's ratings by ratings agencies, including the inability to obtain business from certain major insurance brokers, the inability of CNA to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•
the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom) on surety bond claims, as well as on the capital markets, including the resulting decline in value of securities held and possible additional charges for impairments;

•	the effects of corporate bankruptcies and/or accounting restatements (such as Enron and WorldCom) on the markets for directors and officers and errors and omissions coverages;

•	the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•
general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims and the impact of current economic conditions on companies on whose behalf CNA's subsidiaries have issued surety bonds;

•
regulatory initiatives and compliance with governmental regulations, judicial decisions, including interpretations of policy provisions, decisions regarding coverage and theories of liability, trends in litigation and the outcome of any litigation involving CNA, and rulings and changes in tax laws and regulations;

•
legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products and possible resulting changes in accounting and financial reporting rules in relation to such products;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques; and

•	changes in the composition of CNA's operating segments.

Risks and uncertainties primarily affecting the Company and the Company's tobacco subsidiaries

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•	continued intense competition from other cigarette manufacturers, including increased promotional activity and the continued growth of the deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•
litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and

•	the impact of each of the factors described under "Results of Operations—Lorillard" in the MD&A portion of this report.

Risks and uncertainties primarily affecting the Company and the Company's energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting the Company's gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities.

Risks and uncertainties affecting the Company and the Company's subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•	the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

•
potential changes in accounting policies by the Financial Accounting Standards Board (the "FASB"), the SEC or regulatory agencies for any of the Company's subsidiaries' industries which may cause the Company or the Company's subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure the business or financial performance of the Company and the Company's subsidiaries;

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•	the results of financing efforts;

•	the closing of any contemplated transactions and agreements; and

•	the outcome of pending litigation.

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

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31	2004	2003
(In millions)

Assets:

Current assets	$937.6	$1,306.3
Investments, primarily short-term instruments	4,184.5	3,793.2
Total current assets and investments in securities	5,122.1	5,099.5
Investment in CNA	8,475.9	8,254.8
Investment in Diamond Offshore	935.1	961.6
Property, plant and equipment	2,472.3	1,342.5
Other assets	684.7	812.6
Total assets	$17,690.1	$16,471.0

Liabilities and Shareholders' Equity:

Current liabilities	$1,553.0	$2,052.5
Long-term debt, less current maturities and unamortized discount	3,553.7	2,973.1
Other liabilities	400.1	391.1
Total liabilities	5,506.8	5,416.7
Shareholders' equity	12,183.3	11,054.3
Total liabilities and shareholders' equity	$17,690.1	$16,471.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Operations Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:

Manufactured products and other	$4,304.7	$3,858.5	$4,238.7
Net investment income	189.9	191.2	29.5
Investment (losses) gains	(11.8)	(2.4)	84.7
Total	4,482.8	4,047.3	4,352.9

Expenses:

Cost of manufactured products sold and other	2,990.0	2,895.1	3,022.2
Interest	176.3	154.7	136.5
Income tax expense	497.0	375.8	471.8
Total	3,663.3	3,425.6	3,630.5

Income from operations	819.5	621.7	722.4
Equity in income (loss) of:
CNA	421.0	(1,258.2)	230.4
Diamond Offshore	(9.2)	(29.6)	25.8
Income (loss) from continuing operations	1,231.3	(666.1)	978.6
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principles-net			(39.6)
Net income (loss)	$1,231.3	$(610.7)	$912.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2004	2003	2002
(In millions)

Operating Activities:

Net income (loss)	$1,231.3	$(610.7)	$912.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (earnings) loss of CNA and Diamond Offshore	(394.3)	1,318.5	(190.1)
Gain on disposal of discontinued operations		(56.7)
Cumulative effect of change in accounting principles			39.6
Investment losses (gains)	11.8	2.4	(84.7)
Other	81.5	144.7	(19.1)
Changes in assets and liabilities-net	68.1	784.6	(173.3)
Total	998.4	1,582.8	484.4

Investing Activities:

Net (increase) decrease in investments	(361.5)	(551.5)	338.3
Securities sold under agreements to repurchase			(480.4)
Purchases of CNA preferred stock		(750.0)	(750.0)
Purchases of CNA common stock			(73.1)
Acquisition of Gas Pipelines-net of cash	(1,111.4)	(803.3)
Other	(101.4)	(3.1)	(52.0)
Total	(1,574.3)	(2,107.9)	(1,017.2)

Financing Activities:

Dividends paid to shareholders	(216.8)	(191.8)	(166.4)
Increase (decrease) in long-term debt-net	555.8	300.5	(1.5)
Purchases of treasury shares			(351.2)
Issuance of common stock	287.8	399.7	1,070.1
Total	626.8	508.4	551.0

Net change in cash	50.9	(16.7)	18.2
Cash, beginning of year	22.6	39.3	21.1
Cash, end of year	$73.5	$22.6	$39.3

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company's measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized in the Consolidated Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company's investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of the Company's interest sensitive assets and liabilities that were held on December 31, 2004 and 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company's debt, as of December 31, 2004 and 2003 is denominated in U.S. Dollars. The Company's debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $426.8 million and $394.1 million, respectively. A 100 basis point decrease would result in an increase in market value of $494.4 million and $460.5 million, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at December 31, 2004 and 2003, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company's asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company's foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency

Item 7A. Quantitative and Qualitative Disclosures about Market Risk exchange rates versus the U.S. dollar from their levels at December 31, 2004 and 2003, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at December 31, 2004 and 2003.

The following tables present the Company's market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2004	2003	2004	2003
(Amounts in millions)

Equity markets (1):
Equity securities	$233.1	$339.1	$(59.0)	$(85.0)
Options - purchased	19.9	22.2	(2.0)	2.0
- written	(2.6)	(4.0)	1.0	(1.0)
Warrants	1.0
Short sales	(77.6)	(118.4)	19.0	30.0
Limited partnership investments	427.7	73.5	(30.0)	(18.0)
Separate accounts - Equity securities (a)		0.1
- Other invested assets		419.1		(7.0)
Interest rate (2):
Futures - short			(10.0)	(5.0)
Interest rate swaps	(505.5)	25.0	(46.0)	(1.0)
Fixed maturities	390.0		4.0
Short-term investments	459.2
Other derivatives	2.1		(6.0)
Separate accounts - Fixed maturities		304.3		4.0
- Short-term investments		413.7
Gold (3):
Options - purchased	0.2	1.4	11.0	8.0
- written	(0.1)	(0.8)	(15.0)	(12.0)
__________
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

(a)	In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(289.0) and $(277.0) at December 31, 2004 and 2003, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2004	2003	2004	2003
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$410.1	$526.9	$(103.0)	$(129.0)
Separate accounts	55.0	116.5	(14.0)	(29.0)
Limited partnership investments	1,355.7	1,261.6	(75.0)	(69.0)
Separate accounts - Other invested assets		414.8		(104.0)
Interest rate (2):
Fixed maturities (a)(b)	33,112.1	28,781.3	(1,855.0)	(1,979.0)
Short-term investments (a)	7,847.6	11,264.6	(7.0)	(5.0)
Other invested assets	47.8	237.8
Other derivative securities	(7.9)	5.0	9.0	(105.0)
Separate accounts (a):
Fixed maturities	486.3	1,809.2	(24.0)	(114.0)
Short-term investments	19.8	81.8
Debt	(7,101.0)	(5,871.0)
__________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)	Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(254.0), and $(152.0) at December 31, 2004 and 2003, respectively.

(b)	Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(64.0) and $(32.0) at December 31, 2004 and 2003, respectively.

Item 8. Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2004	2003
(Dollar amounts in millions, except per share data)

Investments (Notes 1, 2, 3 and 4):

Fixed maturities, amortized cost of $32,435.1 and $27,664.9	$33,502.1	$28,781.3

Equity securities, cost of $501.5 and $593.1	664.1	888.2

Limited partnership investments	1,783.4	1,335.1

Other investments	42.1	245.6

Short-term investments	8,306.8	11,264.6

Total investments	44,298.5	42,514.8

Cash	219.9	180.8

Receivables (Notes 1 and 7)	18,807.2	20,479.2

Property, plant and equipment (Notes 1 and 8)	4,840.7	3,879.7

Deferred income taxes (Note 11)	624.9	530.2

Goodwill and other intangible assets (Note 1)	294.1	311.4

Other assets (Notes 1, 14, 16, 18 and 19)	2,828.3	3,882.7

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,268.1	2,532.7

Separate account business (Notes 1, 3 and 4)	567.8	3,678.0

Total assets	$73,749.5	$77,989.5

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders' Equity:

December 31	2004	2003
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$31,520.5	$31,730.2
Future policy benefits	5,882.5	8,160.9
Unearned premiums	4,522.1	5,000.1
Policyholders' funds	1,724.6	601.4
Total insurance reserves	43,649.7	45,492.6
Payable for securities purchased (Note 4)	595.5	2,147.7
Securities sold under agreements to repurchase (Notes 1 and 2)	918.0	441.8
Short-term debt (Notes 3 and 12)	1,010.1	295.9
Long-term debt (Notes 3 and 12)	5,980.2	5,524.3
Reinsurance balances payable (Notes 1 and 14)	3,043.1	3,432.0
Other liabilities (Notes 1, 3, 15 and 18)	4,119.4	4,251.3
Separate account business (Notes 1, 3 and 4)	567.8	3,678.0
Total liabilities	59,883.8	65,263.6

Minority interest	1,682.4	1,671.6

Commitments and contingent liabilities
(Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 17, 18, 19, 21 and 22)

Shareholders' equity (Notes 1, 2, 5, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding - 185,584,575 and 185,447,050 shares	185.6	185.4
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 68,307,250 and 58,305,000 shares	0.7	0.6
Additional paid-in capital	1,801.2	1,513.7
Earnings retained in the business	9,616.6	8,602.1
Accumulated other comprehensive income	586.9	760.2
	12,191.0	11,062.0
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders' equity	12,183.3	11,054.3
Total liabilities and shareholders' equity	$73,749.5	$77,989.5

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002
(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 19)	$8,205.0	$9,209.8	$10,209.9
Net investment income (Note 2)	1,869.3	1,849.9	1,789.2
Investment (losses) gains (Note 2)	(256.0)	464.1	(131.0)
Manufactured products (including excise taxes of $658.1, $651.4
and $667.6)	3,515.2	3,418.8	3,963.5
Other	1,908.8	1,518.4	1,624.9
Total	15,242.3	16,461.0	17,456.5

Expenses (Note 1):
Insurance claims and policyholders' benefits (Notes 9 and 19)	6,445.6	10,286.5	8,420.3
Amortization of deferred acquisition costs	1,679.8	1,964.6	1,790.2
Cost of manufactured products sold (Note 21)	2,045.4	1,972.8	2,226.5
Other operating expenses	2,925.4	3,307.1	3,106.0
Restructuring and other related charges (Note 15)			(36.8)
Interest	324.1	308.4	309.6
Total	13,420.3	17,839.4	15,815.8
	1,822.0	(1,378.4)	1,640.7
Income tax expense (benefit) (Note 11)	533.8	(534.1)	579.8
Minority interest	56.9	(178.2)	82.3
Total	590.7	(712.3)	662.1
Income (loss) from continuing operations	1,231.3	(666.1)	978.6
Discontinued operations-net (Note 16)		55.4	(27.0)
Cumulative effect of change in accounting principle-net (Note 1)			(39.6)
Net income (loss)	$1,231.3	$(610.7)	$912.0

Net income (loss) attributable to (Note 5):
Loews common stock:
Income (loss) from continuing operations	$1,046.8	$(781.3)	$837.9
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principle-net			(39.6)
Loews common stock	1,046.8	(725.9)	771.3
Carolina Group stock	184.5	115.2	140.7
Total	$1,231.3	$(610.7)	$912.0

Income (loss) per Loews common share (Note 5):
Income (loss) from continuing operations	$5.64	$(4.21)	$4.46
Discontinued operations-net		0.30	(0.14)
Cumulative effect of change in accounting principle-net			(0.21)
Net income (loss)	$5.64	$(3.91)	$4.11

Income per Carolina Group share (Note 5)	$3.15	$2.76	$3.50

Weighted average number of shares outstanding:
Loews common stock	185.50	185.45	187.59
Carolina Group stock	58.49	41.74	40.15
See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income	Treasury
(In millions, except per share data)

Balance, January 1, 2002		$191.5		$48.2	$8,994.9	$194.7
Comprehensive income:
Net income	$912.0				912.0
Other comprehensive gains
(Note 13)	343.6					343.6
Comprehensive income	$1,255.6
Dividends paid:
Loews common stock, $0.60 per
share					(112.8)
Carolina Group stock, $1.34 per
share					(53.6)
Issuance of Loews common stock				0.5
Issuance of Carolina Group stock
(Note 6)			$0.4	1,069.2
Purchases of Loews common stock							$(343.5)
Purchases of Carolina Group stock							(7.7)
Retirement of Loews treasury stock		(6.1)		(1.5)	(335.9)		343.5
Equity in certain transactions
of subsidiary companies				(2.2)
Balance, December 31, 2002		185.4	0.4	1,114.2	9,404.6	538.3	(7.7)
Comprehensive loss:
Net loss	$(610.7)				(610.7)
Other comprehensive gains
(Note 13)	221.9					221.9
Comprehensive loss	$(388.8)
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.81
per share					(80.5)
Issuance of Loews common stock				0.2
Issuance of Carolina Group stock
(Note 6)			0.2	399.3
Balance, December 31, 2003		185.4	0.6	1,513.7	8,602.1	760.2	(7.7)
Comprehensive income:
Net income	$1,231.3				1,231.3
Other comprehensive losses
(Note 13)	(173.3)					(173.3)
Comprehensive income	$1,058.0
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.82
per share					(105.5)
Issuance of Loews common stock		0.2		6.2
Issuance of Carolina Group stock
(Note 6)			0.1	281.3
Balance, December 31, 2004		$185.6	$0.7	$1,801.2	$9,616.6	$586.9	$(7.7)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)

Operating Activities:

Net income (loss)	$1,231.3	$(610.7)	$912.0
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Gain on disposal of discontinued operations		(56.7)	33.5
Cumulative effect of changes in accounting principle			39.6
Provision for doubtful accounts and cash discounts	228.2	780.9	227.4
Investment losses (gains)	256.0	(464.1)	131.0
Undistributed earnings	(189.0)	(251.1)	28.5
Provision for minority interest	56.9	(178.2)	82.3
Amortization of investments	(21.5)	(108.6)	(186.6)
Depreciation and amortization	350.8	325.1	312.2
Provision for deferred income taxes	52.7	179.9	(7.3)
Other non-cash items	62.4	41.8	54.2
Changes in operating assets and liabilities-net:
Reinsurance receivables	(926.7)	(3,581.4)	(123.2)
Other receivables	299.6	(761.8)	1,021.0
Prepaid reinsurance premiums	232.7	(15.5)	(124.2)
Deferred acquisition costs	193.6	(61.5)	(162.3)
Insurance reserves and claims	766.4	6,818.6	(931.3)
Reinsurance balances payable	(354.8)	669.9	144.5
Other liabilities	413.1	(139.3)	584.9
Trading securities	100.8	32.1	(227.5)
Other-net	68.6	164.4	(20.5)
	2,821.1	2,783.8	1,788.2

Investing Activities:

Purchases of fixed maturities	(77,274.1)	(71,835.9)	(81,739.0)
Proceeds from sales of fixed maturities	60,480.7	58,048.4	78,324.8
Proceeds from maturities of fixed maturities	9,385.8	12,684.8	6,220.0
Purchases of equity securities	(661.1)	(394.2)	(914.4)
Proceeds from sales of equity securities	812.3	594.6	1,197.7
Purchases of property and equipment	(267.0)	(446.4)	(514.4)
Proceeds from sales of property and equipment	52.7	106.5	28.2
Securities sold under agreements to repurchase	476.2	(110.6)	(1,050.0)
Change in short-term investments	3,330.8	(1,499.0)	(3,381.9)
Dispositions, net of cash	647.0	431.4	(177.6)
Change in other investments	150.8	352.1	74.1
Acquisition of Gas Pipelines-net of cash	(1,111.4)	(803.3)
	(3,977.3)	(2,871.6)	(1,932.5)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)

Financing Activities:

Dividends paid	$(216.8)	$(191.8)	$(166.4)
Dividends paid to minority interests	(14.8)	(26.4)	(30.6)
Purchases of treasury shares			(351.2)
Purchases of treasury shares by subsidiaries	(18.1)	(17.9)	(43.0)
Issuance of common stock	287.8	399.7	1,070.1
Principal payments on debt	(606.0)	(807.5)	(352.9)
Issuance of debt	1,747.9	706.4	65.0
Returns and deposits of policyholder account balances on
investment contracts	10.3	26.0	(43.6)
Other	5.0	(3.8)
	1,195.3	84.7	147.4

Net change in cash	39.1	(3.1)	3.1
Cash, beginning of year	180.8	183.9	180.8
Cash, end of year	$219.9	$180.8	$183.9

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a 97% owned subsidiary). In January of 2005, Bulova became a wholly owned subsidiary. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In December of 2004, the Company, through a wholly owned subsidiary, Boardwalk Pipelines acquired Gulf South Pipeline, LP (“Gulf South”), from Entergy-Koch, LP, a venture between Entergy Corporation and Koch Energy, Inc., a subsidiary of privately-owned Koch Industries, Inc. The transaction value was approximately $1.14 billion. The results of Gulf South have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the $1.14 billion purchase price, including transaction costs and closing adjustments, with $561.0 million of its available cash and $575.0 million of proceeds from an interim loan incurred by Boardwalk Pipelines (see Note 14).

In April of 2004, CNA sold its individual life insurance business to Swiss Re Life & Health America Inc. (see Note 14).

Principles of consolidation - The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

Accounting estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

Accounting changes - In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Effective January 1, 2002, the Company recorded a $39.6 million goodwill impairment charge as a cumulative effect of a change in accounting principle, adjusted to reflect purchase accounting adjustments, net of income taxes and minority interest of $5.8 million and $6.4 million, respectively, primarily related to CNA’s Specialty Lines and Life Operations.

In January of 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

46R”), which clarified certain complexities of FIN 46.  FIN 46R has changed the basis of consolidation from voting control to a broader consolidation model based on risks and rewards. The adoption of FIN 46R did not have a significant impact on the results of operations or equity of the Company.

In July of 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 was effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 did not allow retroactive application to prior years’ financial statements. CNA adopted SOP 03-01 at January 1, 2004. The initial adoption of SOP 03-01 did not have a significant impact on the results of operations or equity of the Company, but did affect the classification and presentation of certain balance sheet and statement of operations items.

Under SOP 03-01, the main criterion that needs to be satisfied for separate account presentation is that results of the investments made by the separate accounts must be directly passed through to the individual contract holders. Certain of CNA’s separate accounts have guaranteed returns not related to investment performance whereby the contract holders do not bear the losses or receive the gains from the investment performance; rather, amounts less than or in excess of the guaranteed amounts accrue to CNA. Upon adoption of SOP 03-01, these separate accounts did not meet the requirements of SOP 03-01 for separate account presentation. Therefore, the assets supporting these separate accounts are reflected within general account investments and the related liabilities within insurance reserves as of December 31, 2004. SOP 03-01 specifically precludes reclassifying balances for years prior to adoption.

The adoption of SOP 03-01 did not result in a net impact to total assets, total liabilities or shareholder’s equity. The difference between assets and liabilities as reflected within the table below, relates to the net equity of the above-referenced separate accounts which accrues to CNA, as discussed above. Prior to adoption of SOP 03-01, this equity amount was presented as Other assets and equity within the consolidated financial statements. Following adoption of SOP 03-01, the Other assets amount has been replaced with the actual underlying investments that are now included within the general account and are reported based on their investment classification, and the offsetting equity impact is unchanged.

From an income statement perspective, SOP 03-01 did not impact net income; however, it required a reclassification within the income statement. Prior to the adoption of SOP 03-01, the net results of the separate accounts were primarily included in Other revenue. Upon adopting SOP 03-01, premiums, benefits, net investment income and realized gains are included within their natural line items. Specifically related to the indexed group annuity contracts, the underlying portfolio consists of limited partnership investments and a trading portfolio which are classified as held for trading purposes and are carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

The following table provides the balance sheet presentation of assets and liabilities for certain guaranteed investment contracts and indexed group annuity contracts upon adoption of SOP 03-01, including the classification of the indexed group annuity contract investments as trading securities:

	December 31,	January 1,
	2004	2004 (a)
(In millions)

Assets:
Investments:
Fixed maturity securities, available-for-sale	$797.0	$1,220.0
Fixed maturity securities, trading	350.0	304.0
Equity securities, available-for-sale	8.0	4.0
Equity securities, trading	39.0
Limited partnerships	351.0	419.0
Derivatives	2.0
Short-term investments, available-for-sale	17.0	55.0
Short-term investments, trading	459.0	414.0
Total investments	2,023.0	2,416.0
Accrued investment income	9.0	13.0
Receivables for securities sold	189.0	97.0
Other assets	1.0	1.0
Total assets	$2,222.0	$2,527.0

Liabilities:
Insurance reserves:
Claim and claim adjustment expense	$1.0	$1.0
Future policy benefits	522.0	617.0
Policyholders’ funds	1,205.0	1,324.0
Collateral on loaned securities and derivatives		17.0
Payables for securities purchased	102.0	43.0
Other liabilities	87.0	47.0
Total liabilities	$1,917.0	$2,049.0
__________
(a)	Includes assets and liabilities of the individual life business sold on April 30, 2004. See Note 14 for further information.

In April of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share” (“EITF 03-6”). EITF 03-6 clarifies whether a security should be considered a “participating security” for purposes of computing earnings per share (“EPS”) and how earnings should be allocated to a “participating security” when using the two-class method for computing basic EPS. The adoption of EITF 03-6 did not have a significant impact on the Company.

In May of 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Adoption of this position has not had a material impact on the Company’s results of operations or equity.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA, are carried as follows:

The Company classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held principally by insurance subsidiaries as either available-for-sale or trading, and as such, they are carried at fair value.  During 2004, the Company has designated certain new purchases related to a specific investment strategy, that primarily includes convertible bond securities as held for trading purposes. In addition,

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

upon adoption of SOP 03-01, certain securities were designated as held for trading purposes within the General Account. Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income in Shareholders’ equity, net of applicable deferred income taxes and participating policyholders’ and minority interest. Investments are written down to fair value and losses are recognized in statement of operations when a decline in value is determined to be other-than-temporary. See Note 2 for information related to the Company’s impairment charges.

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

Mortgage loans are carried at unpaid principal balances, including unamortized premium or discount. Real estate is carried at depreciated cost and policy loans are carried at unpaid balances. These items are included in “Other investments” in the Consolidated Balance Sheets.

Short-term investments consist primarily of U.S. government securities, money market funds and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is generally determined by the identified certificate method.

The Company’s limited partnership investments are recorded at fair value typically reflecting a reporting lag of up to three months, with changes in fair value reported in net investment income. Fair value of the Company’s limited partnership investments represents the Company’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,783.4 million and $1,335.1 million as of December 31, 2004 and 2003, respectively. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is primarily a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FIN 46R, during 2004, the Company consolidated two limited partnerships where the Company owned a majority interest and were previously accounted for using the equity method. The net assets of the two limited partnerships of $113.0 million are reflected under their respective asset categories in the Consolidated Balance Sheets.

Other invested assets include certain derivative securities. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of investment gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Operations. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.  Collateralized debt obligations (“CDOs”) represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in investment gains or losses as appropriate.  The net impact from CDOs was a realized gain of $5.0 million for the year ended December 31, 2004. The net impact of CDOs was a realized loss of $1.0 million and $6.0 million for the years ended December 31, 2003 and 2002. CNA no longer issues this product.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Synthetic guaranteed investment contracts (“GICs”) are guaranteed investment contracts that simulate the performance of a traditional GIC through the use of financial instruments. These contracts are accounted for as derivative financial instruments. A key difference between a synthetic GIC and a traditional GIC is that the contract owner owns the financial instruments underlying the synthetic GIC; whereas, the contract owner owns only the contract itself with a traditional GIC. CNA mitigates its exposure under these contracts by maintaining the ability to reset the crediting rate on a monthly/quarterly basis. This rate reset effectively passes any cash flow volatility and asset underperformance back to the contract owner. CNA no longer issues this product.

The Company’s derivatives are reported as other invested assets, with the exception of CDOs and synthetic GICs, which are reported as other assets and/or other liabilities. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.

The Company’s accounting for changes in the fair value of derivative instruments is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected in

No hedge designation	Investment gains (losses).
Fair value	Investment gains (losses), along with the change in fair value of the hedged asset or liability.
Cash flow	Other comprehensive income (loss), with subsequent
reclassification to earnings when the hedged transaction,
asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending
on the nature of the hedging relationship.

Changes in the fair value of derivatives held in CNA’s separate accounts are reflected in separate account earnings. Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

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

Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or re-pledge the collateral. The fair value of collateral held and included in short-term investments was $918.0 million and $430.0 million at December 31, 2004 and 2003. The fair value of non-cash collateral was $3,783.0 million and $505.0 million at December 31, 2004 and 2003.

Insurance Operations

Premiums - Insurance premiums on property and casualty and accident and health insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies after deductions for ceded insurance premiums. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due currently or in the future from insureds, including amounts due from insureds related to losses under high deductible policies, management’s experience and current economic conditions.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Property and casualty contracts that are retrospectively rated contain provisions that result in an adjustment to the initial policy premium depending on the contract provisions and loss experience of the insured during the experience period. For such contracts, CNA estimates the amount of ultimate premiums that CNA may earn upon completion of the experience period and recognizes either an asset or a liability for the difference between the initial policy premium and the estimated ultimate premium. CNA adjusts such estimated ultimate premium amounts during the course of the experience period based on actual results to date. The resulting adjustment is recorded as either a reduction of or an increase to the earned premiums for the period.

Revenues on interest-sensitive life insurance contracts are composed of contract charges and fees, which are recognized over the coverage period. Premiums for other life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (“APMT”), workers compensation lifetime claims and accident and health claims, are not discounted and are based on (1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (2) estimates of incurred but not reported losses; (3) estimates of losses on assumed reinsurance; (4) estimates of future expenses to be incurred in the settlement of claims; (5) estimates of salvage and subrogation recoveries; and (6) estimates of amounts due from insureds related to losses under high deductible policies. CNA management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables in the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from CAC for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2004 and 2003. At December 31, 2004 and 2003, the discounted reserves for unfunded structured settlements were $872.0 million and $898.0 million, net of discount of $1,367.0 million and $1,429.0 million.

Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2004 and 2003. At December 31, 2004 and 2003, such discounted reserves totaled $1,893.0 million and $2,835.0 million, net of discount of $460.0 million and $851.0 million.

Future policy benefits reserves - Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2004 and 2003, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products) including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note 14 for additional information.

Policyholders’ funds reserves - Policyholders’ funds reserves include reserves for universal life insurance contracts and investment contracts without life contingencies. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate CNA for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Guaranty fund and other insurance-related assessments - Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the liability balance was $67.0 million and $70.0 million. As of December 31, 2004 and 2003, included in other assets were $9.0 million and $7.0 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.

Reinsurance - Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2004 and 2003, CNA had approximately $117.0 million and $380.0 million recorded as deposit assets and $156.0 million and $369.0 million recorded as deposit liabilities.

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

Participating insurance - Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to policyholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from shareholders’ equity by a charge to operations and the establishment of a corresponding liability.

Deferred acquisition costs - Costs, including commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of property and casualty insurance business, are deferred and amortized ratably over the period the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

The excess of first-year commissions over renewal commissions and other first-year costs of acquiring life insurance business, such as agency and policy issuance expenses, which vary with and are related primarily to the production of new and renewal business, have been deferred and are amortized with interest over the expected life of the related contracts. The excess of first-year ceded expense allowances over renewal ceded expense allowances reduces applicable unamortized deferred acquisition costs.

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

For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

earned interest minus actual credited interest, actual costs of insurance (mortality charges) minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from CNA’s estimates resulting in increases or decreases in the rate of amortization. When appropriate, CNA revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current results of operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses within shareholders’ equity.

Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. CNA evaluates deferred acquisition costs for recoverability. Adjustments, if necessary, are recorded in current results of operations.

Investments in life settlement contracts and related revenue recognition - CNA has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy in accordance with FASB Technical Bulletin 85-4, “Accounting for Purchases of Life Insurance.” Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, were expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in other revenue in the Consolidated Statements of Operations when the life insurance policy underlying the life settlement contract matures.

Separate Account Business - Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. Effective January 1, 2004, CNA adopted SOP 03-01, which changed the criteria for determining whether assets and liabilities meet the requirements of separate account presentation. In 2003 and 2002, separate account balances included funds with balances accruing directly to the contract holders and also funds with performance measures guaranteed by CNA. Net income accruing to CNA related to the separate accounts, consisting of fee revenue and investment results in excess of guaranteed returns, were primarily included within other revenue in the Consolidated Statements of Operations.

CNA continues to have variable annuity contracts issued by Continental Assurance Corporation (“CAC”) that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

Tobacco product inventories - These inventories, aggregating $203.2 million and $217.4 million at December 31, 2004 and 2003, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $174.3 million and $186.3 million higher at December 31, 2004 and 2003, respectively.

Watch and clock inventories - These inventories, aggregating $66.4 million and $66.7 million at December 31, 2004 and 2003, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

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

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

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

Stock option plans - The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equal the fair value (market price) of the underlying stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company’s Consolidated Statements of Operations, in accordance with APB No. 25. Several of the Company’s subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income (loss) and the related basic and diluted income (loss) per Loews common and Carolina Group shares would have been as follows:

Year Ended December 31	2004	2003	2002
(In millions, except per share data)

Net income (loss):

Loews common stock:
Net income (loss) as reported	$1,046.8	$(725.9)	$771.3
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(5.2)	(5.5)	(3.8)
Pro forma net income (loss)	$1,041.6	$(731.4)	$767.5

Carolina Group stock:
Net income as reported	$184.5	$115.2	$140.7
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(0.1)	(0.1)	(0.1)
Pro forma net income	$184.4	$115.1	$140.6

Net income (loss) per share:

Loews common stock:
As reported	$5.64	$(3.91)	$4.11
Pro forma	5.62	(3.94)	4.09

Carolina Group stock:
As reported	3.15	2.76	3.50
Pro forma	3.15	2.76	3.50

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

    Regulatory accounting - The Federal Energy Regulatory Commission (“FERC”) regulates the operations of Texas Gas. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires Texas Gas to report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $388.7 million, $289.9 million and $338.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash refunds received for federal, foreign, state and local income taxes amounted to approximately $73.7 million, $113.3 million and $168.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting pronouncements -  In March of 2004, the EITF reached consensus on the disclosure guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). Under EITF 03-1, an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in fair value of investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment pending additional implementation guidance. Pending adoption of a final rule, the Company continues to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

In October of 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Exchange Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department provide additional clarifying language on key elements of the repatriation provision. Should the Company, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations or equity.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or equity.

In December of 2004, the FASB issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s results of operations or equity.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 is not expected to have a significant impact on the results of operations or equity of the Company.

Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2004.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

In 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from Other operating expenses to Insurance claims and policyholders’ benefits and investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) in any period.

Note 2.  Investments

Year Ended December 31	2004	2003	2002
(In millions)

Investment income consisted of:

Fixed maturity securities	$1,593.1	$1,670.4	$1,894.1
Short-term investments	71.8	103.2	126.7
Limited partnerships	238.5	220.6	(33.9)
Equity securities	18.4	23.7	71.0
Income (loss) from trading portfolio	208.5	117.8	(77.7)
Interest expense on funds withheld and other deposits	(267.1)	(343.8)	(239.6)
Other	57.6	125.9	120.1
Total investment income	1,920.8	1,917.8	1,860.7
Investment expenses	(51.5)	(67.9)	(71.5)
Net investment income	$1,869.3	$1,849.9	$1,789.2

Investment (losses) gains are as follows:

Derivative instruments	$(84.1)	$78.3	$(52.1)
Fixed maturities	233.7	444.7	(60.3)
Equity securities, including short positions	202.2	114.5	(160.7)
Short-term investments	(1.5)	(13.4)	86.7
Other, including guaranteed separate account business (a)	(606.3)	(160.0)	55.4
Investment (losses) gains	(256.0)	464.1	(131.0)
Income tax benefit (expense)	98.1	(175.9)	60.0
Minority interest	13.3	(26.4)	4.8
Investment (losses) gains-net	$(144.6)	$261.8	$(66.2)

__________
(a)
Includes a pretax loss of $618.6 ($352.9 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the year ended December 31, 2004 and a pretax loss of $172.9 ($116.4 after tax and minority interest) related to the sale of CNA’s Group Benefits business for the year ended December 31, 2003. See Note 14.

Investment gains of $987.8 million, $1,478.6 million and $1,658.0 million and losses of $553.4 million, $932.8 million and $1,792.3 million were realized on securities available-for-sale for the years ended December 31, 2004, 2003 and 2002, respectively. Investment (losses) gains also include $26.9 million and $61.3 million of net unrealized gains in 2004 and 2003, and $29.3 million of net unrealized losses in 2002 in the Company’s trading portfolios.

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company’s results of operations or equity.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. The Company’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

to move between asset classes. Based on the Company’s consideration of these factors, in the course of normal investment activity the Company may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn the Company may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. The Company also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities could produce realized gains or losses.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting CNA’s interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. CNA follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. CNA has established a committee responsible for the impairment process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of impairment indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the investment or a significant adverse change in legal factors, the business climate or credit ratings.

When a security is placed on the watch list, it is monitored for further market value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

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

The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in investment gains (losses) in the Consolidated Statements of Operations.

Investment losses included $117.5 million, $321.0 million and $890.0 million of pretax impairment losses for the years ended December 31, 2004, 2003 and 2002. The 2003 and 2002 impairments recorded were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy. For 2004, the impairment losses recorded related largely to an $80.5 million pretax impairment loss related to loans made under a credit facility to a national contractor, that are classified as fixed maturities.

Other investment gains (losses) for the years ended December 31, 2004, 2003 and 2002 include gains and losses related to sales of certain operations or affiliates. See Note 14 for further details.

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2004	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$6,307.4	$128.8	$13.1	$2.1	$6,421.0
Asset-backed securities	7,706.0	104.6	19.1	3.3	7,788.2
States, municipalities and political
subdivisions-tax exempt	8,698.5	189.2	27.7	3.4	8,856.6
Corporate	6,092.7	476.9	51.8	4.7	6,513.1
Other debt	2,769.1	294.6	11.0	0.1	3,052.6
Redeemable preferred stocks	141.6	5.8	0.2	1.7	145.5
Options embedded in convertible debt
securities	234.3				234.3
Fixed maturities available-for-sale	31,949.6	1,199.9	122.9	15.3	33,011.3
Fixed maturity trading securities	485.5	7.6	1.5	0.8	490.8
Total fixed maturities	32,435.1	1,207.5	124.4	16.1	33,502.1
Equity Securities:
Equity securities available-for-sale	274.4	136.3	0.4	0.2	410.1
Equity securities, trading portfolio	227.1	38.4	5.4	6.1	254.0
Total equity securities	501.5	174.7	5.8	6.3	664.1
Short-term investments available-for-sale	8,306.0	0.8			8,306.8
Total	$41,242.6	$1,383.0	$130.2	$22.4	$42,473.0

December 31, 2003

Fixed maturity securities:
U.S. government and obligations of
government agencies	$1,827.9	$90.4	$9.6	$4.7	$1,904.0
Asset-backed securities	8,633.7	146.7	21.9	1.3	8,757.2
States, municipalities and political
subdivisions-tax exempt	7,787.1	207.1	21.3	2.5	7,970.4
Corporate	6,156.7	478.9	40.2	14.7	6,580.7
Other debt	3,162.6	310.7	4.3	3.7	3,465.3
Redeemable preferred stocks	96.9	6.9	0.1		103.7
Total fixed maturities available-for-sale	27,664.9	1,240.7	97.4	26.9	28,781.3
Equity Securities:
Equity securities available-for-sale	293.2	237.9	3.4	0.7	527.0
Equity securities, trading portfolio	299.9	88.7	6.8	20.6	361.2
Total equity securities	593.1	326.6	10.2	21.3	888.2
Short-term investments available-for-sale	11,264.3	0.3			11,264.6
Total	$39,522.3	$1,567.6	$107.6	$48.2	$40,934.1

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

December 31	2004		2003
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$9,235.7	$54.2	$4,512.3	$49.0
7-12 months	2,448.0	59.0	833.9	35.8
13-24 months	368.0	12.0	76.2	10.9
Greater than 24 months	2.0		50.6	3.7
Total investment grade	12,053.7	125.2	5,473.0	99.4

Non-investment grade:
0-6 months	188.0	7.0	133.5	5.6
7-12 months	69.0	4.0	60.3	6.8
13-24 months	20.0	2.0	16.3	1.1
Greater than 24 months			105.4	10.0
Total non-investment grade	277.0	13.0	315.5	23.5

Total fixed maturity securities	12,330.7	138.2	5,788.5	122.9

Equity securities:
0-6 months	4.0		23.1	2.1
7-12 months	1.0		9.6	1.3
13-24 months	1.0		2.6	0.4
Greater than 24 months	3.0		5.9	0.3
Total equity securities	9.0		41.2	4.1

Total fixed maturity and equity securities	$12,339.7	$138.2	$5,829.7	$127.0

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

The following table summarizes available-for-sale fixed maturity securities by contract maturity at December 31, 2004 and 2003.

December 31	2004		2003
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In millions)

Due in one year or less	$1,047.9	$1,053.7	$284.5	$284.7
Due after one year through five years	6,423.5	6,469.9	2,568.1	2,630.7
Due after five years through ten years	9,238.4	9,577.1	3,606.7	3,897.0
Due after ten years	7,533.8	8,122.4	12,571.9	13,211.7
Asset-backed securities	7,706.0	7,788.2	8,633.7	8,757.2
Total	$31,949.6	$33,011.3	$27,664.9	$28,781.3

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

The carrying value of fixed maturity investments that did not produce income was $5.5 million and $51.7 million at December 31, 2004 and 2003. At December 31, 2004 and 2003, no investments, other than investments in U.S. government and government agency securities, exceeded 10% of shareholders’ equity.

As of December 31, 2004 and 2003, the Company had committed approximately $104.0 million and $154.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

In the normal course of investing activities, Continental Casualty Company (“CCC”) had committed approximately $51.0 million as of December 31, 2004 and 2003 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

Restricted Investments

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2004 and 2003, CNA did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.6 billion and $2.0 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2004 and 2003.

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $1,783.4 million and $1,335.1 million at December 31, 2004 and 2003.

CNA invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2004, CNA had commitments to purchase $41.0 million and commitments to sell $2.0 million of various bank loan participations.

   Cash and securities with carrying values of approximately $37.0 million and $40.0 million were deposited with financial institutions as collateral for letters of credit and for margin accounts as of December 31, 2004 and 2003. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $329.0 million and $254.0 million as of December 31, 2004 and 2003.

   During July of 2002, CNA entered into an agreement, whereby the Phoenix Companies, Inc. acquired the variable life and annuity business of Valley Forge Life Insurance Co. (“VFL”) through a coinsurance arrangement, with modified coinsurance on the VFL separate accounts. Related securities with carrying values of approximately $492.0 million were held by CNA and reported in Separate account assets in the Consolidated Balance Sheet at December 31, 2003. VFL was sold in 2004. See Note 14 for further details.

Notes to Consolidated Financial Statements

Note 3.  Fair Value of Financial Instruments

December 31	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)

Financial assets:
Other investments	$7.0	$8.0	$238.0	$240.0
Separate account business:
Fixed maturities securities	486.0	486.0	2,114.0	2,114.0
Equity securities	55.0	55.0	117.0	117.0
Other			415.0	415.0

Financial liabilities:
Premium deposits and annuity contracts	422.0	428.0	1,282.0	1,261.0
Short-term debt	1,010.1	1,010.1	295.9	295.9
Long-term debt	5,954.8	6,091.2	5,491.1	5,575.1
Collateralized debt obligation			14.0	14.0
Financial guarantee contracts	45.0	45.0	50.0	50.0
Separate account business:
Guaranteed investment contracts			211.0	229.0
Variable separate accounts	65.0	65.0	540.0	540.0
Other	503.0	503.0	2,449.0	2,449.0

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheets for fixed maturities securities, equity securities, derivative instruments, short-term investments and securities sold under agreements to repurchase are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and non-financial instruments such as real estate, life settlement contracts and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

The fair values of CDOs were determined largely based on management’s estimates using default probabilities of the debt securities underlying the contract, which were obtained from a rating agency, the term of each contract, and actual default losses recorded on the contracts.

Notes to Consolidated Financial Statements
Note 3. Fair Value of Financial Instruments - (Continued)

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

Fair value of debt was based on quoted market prices when available. When quoted market prices were not available, the fair value for debt was based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

Monitoring procedures include senior management review of daily detailed reports of existing positions and valuation fluctuations to ensure that open positions are consistent with the Company’s portfolio strategy.

The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do these instruments contain embedded leverage features which would expose the Company to a higher degree of risk.

CNA invests in derivative financial instruments in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). CNA’s principal objective under such market risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

CNA’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of derivatives with a maturity greater than 18 months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500 (“S&P 500”) index futures contracts in a notional amount equal to the contract holder liability, which is calculated using the S&P 500 rate of return.

The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps to modify the credit risk inherent in certain investments. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The Company manages this risk via asset/liability matching and through the use of foreign currency futures and forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates, equity prices, foreign currency exchange rates and commodity prices affect the fair value of derivatives. The fair values generally represent the estimated amounts that the Company would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of the Company’s derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

	Contractual/	Fair Value	Recognized
	Notional	Asset	Gain
December 31, 2004	Value	(Liability)	(Loss)
(In millions)

Equity markets:
Options - purchased	$240.2	$20.5	$(8.2)
- written	200.1	(2.9)	10.7
Index futures - long	1,155.7		99.0
Equity warrants	11.8	1.6	0.5
Options embedded in convertible debt securities	700.8	234.3	23.7
Separate accounts - options written	8.8	(0.1)	0.8
Currency forwards - long	497.2	6.0	32.9
- short	140.6	(3.6)	(0.2)
Interest rate risk:
Commitments to purchase government and municipal
securities	25.0		(7.8)
Interest rate swaps	989.2	(513.4)	18.4
Futures - long	715.0		(3.8)
- short	887.2		(107.3)
Gold options - purchased	116.0	0.2	(6.6)
- written	225.7	(0.1)	5.8
Other	39.2		5.4
Total	$5,952.5	$(257.5)	$63.3

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

	Contractual/	Fair Value	Recognized
	Notional	Asset	(Loss)
December 31, 2003	Value	(Liability)	Gain
(In millions)

Equity markets:
Options - purchased	$175.6	$22.3	$(15.0)
- written	694.8	(6.0)	19.5
Index futures - long	0.5		3.0
- short			(1.7)

Equity warrants	11.3
Options embedded in convertible debt securities	680.7	201.3	36.0
Separate accounts - options purchased			(0.9)
- options written	11.5	(0.4)	1.7
- equity index futures - long	1,106.2	2.9	208.1
- euro dollar futures	2.2
Currency forwards - long			46.8
- short	16.3	(0.9)	(10.3)
Interest rate risk:
Commitments to purchase government and municipal securities	3,318.0	12.3	(1.2)
Interest rate swaps	931.4	18.6	61.4
Interest rate caps	225.0	0.2	0.5
Collateralized debt obligation liabilities	110.0	(14.0)	(1.0)
Synthetic guaranteed investment contracts	280.0
Options on government securities - short			(3.4)
Futures - long	433.4		1.9
- short	600.9		(1.1)
Separate accounts - futures - short	10.0		(0.2)
Gold options - purchased	107.8	1.4	(4.5)
- written	208.8	(0.8)	5.0
Other	32.8		6.4
Total	$8,957.2	$236.9	$351.0

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

	Contractual/	Fair Value	Recognized
	Notional	Asset	(Loss)
December 31, 2002	Value	(Liability)	Gain
(In millions)

Equity markets:
Options - purchased	$126.8	$23.9	$4.1
- written	197.8	(19.2)	1.7
Index futures - long			(3.8)
- short	0.4		0.6
Equity warrants	10.4	7.6	(1.2)
Options embedded in convertible debt securities	842.8	130.5	(38.2)
Separate accounts - options purchased	33.3	0.1	(3.3)
- options written	50.6	(0.7)	2.4
- equity index futures - long	614.0		(187.2)
- euro dollar futures	10.9		0.1
Currency forwards - long			27.7
- short	9.0	(0.2)	(22.0)
Interest rate risk:
Commitments to purchase government and municipal securities	1,289.0	13.6	(1.0)
Interest rate swaps	1,148.8	(10.7)	(13.5)
Interest rate caps	500.0	0.4	(0.4)
Collateralized debt obligation liabilities	126.0	(14.0)	(6.0)
Synthetic guaranteed investment contracts	481.0
Options on government securities - short			3.6
Futures - long	898.5		25.5
- short	652.9		(76.3)
Separate accounts - commitments to purchase government and
municipal securities	11.0	0.7	0.7
- futures - short	10.1		(1.0)
Gold options - purchased	125.5	0.6	(8.2)
- written	243.2	(0.7)	5.9
Other	3.0		(3.1)
Total	$7,385.0	$131.9	$(292.9)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair value hedges - The Company’s hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks. There was no gain or loss on the ineffective portion of the fair value hedges for the years ended December 31, 2004 and 2003, because the Company did not designate derivatives as fair value hedges in those years. The ineffective portion of the fair value hedges resulted in a realized loss of approximately $4.0 million for the year ended December 31, 2002.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $69.3 million and $98.0 million with fair value liabilities of $77.6 million and $118.4 million at December 31, 2004 and 2003, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Operations.

Note 5.  Earnings Per Share

Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income (loss) attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for

Notes to Consolidated Financial Statements
Note 5. Earnings Per Share - (Continued)

the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2004, 2003 and 2002, income (loss) per common share assuming dilution is the same as basic income (loss) per share because the impact of securities that could potentially dilute basic income (loss) per common share was insignificant or antidilutive for the periods presented.

Options to purchase 43,616 shares and 286,927 shares of Loews common stock were outstanding at December 31, 2004 and 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Had the Company recognized net income in 2003, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 861,720 shares. Options to purchase 207,963, 377,962 and 178,972 shares of Carolina Group stock were outstanding at December 31, 2004, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The attribution of income (loss) to each class of common stock for the years ended December 31, 2004, 2003 and 2002, was as follows:

December 31	2004	2003	2002
(In millions)

Loews common stock:

Consolidated net income (loss)	$1,231.3	$(610.7)	$912.0
Less income attributable to Carolina Group stock	184.5	115.2	140.7
Income (loss) attributable to Loews common stock	$1,046.8	$(725.9)	$771.3

Carolina Group stock:

Carolina Group net income	$545.9	$468.3	$681.5
Less net income prior to issuance of Carolina Group stock			73.1
Income available to Carolina Group stock	545.9	468.3	608.4

Weighted average economic interest of the Carolina Group	33.80%	24.59%	23.12%

Income attributable to Carolina Group stock	$184.5	$115.2	$140.7

Note 6.  Loews and Carolina Group Consolidating Condensed Financial Information

In February of 2002, the Company sold 40,250,000 shares of a new class of its common stock, referred to as Carolina Group stock, for net proceeds of $1.1 billion. In November of 2003 and December of 2004, the Company sold an additional 18,055,000 and 10,000,000 shares of Carolina Group stock for net proceeds of $399.5 million and $281.9 million, respectively. This stock is designed to track the performance of the Carolina Group, which consists of: the Company’s ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.9 billion outstanding at December 31, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. As of December 31, 2004, the outstanding Carolina Group stock represents a 39.19% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 39.19% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,800.3	$(25.2)	(a)	18,807.2
Property, plant and
equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	188.4			624.9
Goodwill and other intangible
assets				294.1			294.1
Other assets	396.5		396.5	2,431.8			2,828.3
Investment in combined
attributed net assets of the
Carolina Group				1,566.0	(1,871.2)	(a)
					305.2	(b)
Deferred acquisition costs of
insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,562.5	$(1,591.2)		$73,749.5

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,649.7			$43,649.7
Payable for securities
purchased				595.5			595.5
Securities sold under
agreements to repurchase				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2)	(a)	5,980.2
Reinsurance balances payable				3,043.1			3,043.1
Other liabilities	$1,392.6	16.4	1,409.0	2,735.6	(25.2)	(a)	4,119.4
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,500.0	(1,896.4)		59,883.8
Minority interest				1,682.4			1,682.4
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,380.1	305.2	(b)	12,183.3
Total liabilities and
shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,562.5	$(1,591.2)		$73,749.5
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,530.2	$100.0	$1,630.2	$40,884.6			$42,514.8
Cash	1.5	0.4	1.9	178.9			180.8
Receivables	23.9		23.9	20,482.9	$(27.6)	(a)	20,479.2
Property, plant and
equipment	221.0		221.0	3,658.7			3,879.7
Deferred income taxes	441.9		441.9	88.3			530.2
Goodwill and other intangible
assets				311.4			311.4
Other assets	406.4		406.4	3,476.3			3,882.7
Investment in combined
attributed net assets of the
Carolina Group				1,546.7	(2,032.1)	(a)
					485.4	(b)
Deferred acquisition costs of
insurance subsidiaries				2,532.7			2,532.7
Separate account business				3,678.0			3,678.0
Total assets	$2,624.9	$100.4	$2,725.3	$76,838.5	$(1,574.3)		$77,989.5

Liabilities and Shareholders’ Equity:

Insurance reserves				$45,492.6			$45,492.6
Payable for securities purchased				2,147.7			2,147.7
Securities sold under
agreements to repurchase				441.8			441.8
Short-term debt				295.9			295.9
Long-term debt		$2,032.1	$2,032.1	5,524.3	$(2,032.1)	(a)	5,524.3
Reinsurance balances payable				3,432.0			3,432.0
Other liabilities	$1,405.0	17.4	1,422.4	2,856.5	(27.6)	(a)	4,251.3
Separate account business				3,678.0			3,678.0
Total liabilities	1,405.0	2,049.5	3,454.5	63,868.8	(2,059.7)		65,263.6
Minority interest				1,671.6			1,671.6
Shareholders’ equity	1,219.9	(1,949.1)	(729.2)	11,298.1	485.4	(b)	11,054.3
Total liabilities and
shareholders’ equity	$2,624.9	$100.4	$2,725.3	$76,838.5	$(1,574.3)		$77,989.5
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 66.57% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$8,205.0			$8,205.0
Net investment income	$36.6	$2.0	$38.6	1,988.2	$(157.5	) (a)	1,869.3
Investment (losses) gains	1.4		1.4	(257.4)			(256.0)
Manufactured products	3,347.8		3,347.8	167.4			3,515.2
Other				1,908.8			1,908.8
Total	3,385.8	2.0	3,387.8	12,012.0	(157.5)		15,242.3

Expenses:

Insurance claims and
policyholders’ benefits				6,445.6			6,445.6
Amortization of deferred
acquisition costs				1,679.8			1,679.8
Cost of manufactured products
sold	1,965.6		1,965.6	79.8			2,045.4
Other operating expenses	380.6	0.5	381.1	2,544.3			2,925.4
Interest		157.5	157.5	324.1	(157.5	) (a)	324.1
Total	2,346.2	158.0	2,504.2	11,073.6	(157.5)		13,420.3

	1,039.6	(156.0)	883.6	938.4			1,822.0

Income tax expense (benefit)	397.3	(59.6)	337.7	196.1			533.8
Minority interest				56.9			56.9
Total	397.3	(59.6)	337.7	253.0			590.7

Income from operations	642.3	(96.4)	545.9	685.4			1,231.3
Equity in earnings of the
Carolina Group				361.4	(361.4	) (b)
Net income (loss)	$642.3	$(96.4)	$545.9	$1,046.8	$(361.4)		$1,231.3
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$9,209.8			$9,209.8
Net investment income	$39.9	$2.1	$42.0	1,990.7	$(182.8	) (a)	1,849.9
Investment (losses) gains	(9.7)		(9.7)	473.8			464.1
Manufactured products	3,255.6		3,255.6	163.2			3,418.8
Other	(0.1)		(0.1)	1,518.5			1,518.4
Total	3,285.7	2.1	3,287.8	13,356.0	(182.8)		16,461.0

Expenses:

Insurance claims and
policyholders’ benefits				10,286.5			10,286.5
Amortization of deferred
acquisition costs				1,964.6			1,964.6
Cost of manufactured products
sold	1,893.1		1,893.1	79.7			1,972.8
Other operating expenses	460.0	0.6	460.6	2,846.5			3,307.1
Interest	0.1	182.8	182.9	308.3	(182.8	) (a)	308.4
Total	2,353.2	183.4	2,536.6	15,485.6	(182.8)		17,839.4

	932.5	(181.3)	751.2	(2,129.6)			(1,378.4)

Income tax expense (benefit)	351.2	(68.3)	282.9	(817.0)			(534.1)
Minority interest				(178.2)			(178.2)
Total	351.2	(68.3)	282.9	(995.2)			(712.3)

Income (loss) from operations	581.3	(113.0)	468.3	(1,134.4)			(666.1)
Equity in earnings of the
Carolina Group				353.1	(353.1	) (b)

Income (loss) from
continuing operations	581.3	(113.0)	468.3	(781.3)	(353.1)		(666.1)
Discontinued operations-net				55.4			55.4
Net income (loss)	$581.3	$(113.0)	$468.3	$(725.9)	$(353.1)		$(610.7)
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2002	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$10,209.9			$10,209.9
Net investment income	$44.1	$1.6	$45.7	1,921.9	$(178.4	) (a)	1,789.2
Investment (losses) gains	36.1		36.1	(167.1)			(131.0)
Manufactured products	3,797.7		3,797.7	165.8			3,963.5
Other	1.9		1.9	1,623.0			1,624.9
Total	3,879.8	1.6	3,881.4	13,753.5	(178.4)		17,456.5

Expenses:

Insurance claims and
policyholders’ benefits				8,420.3			8,420.3
Amortization of deferred
acquisition costs				1,790.2			1,790.2
Cost of manufactured products
sold	2,149.3		2,149.3	77.2			2,226.5
Other operating expenses	432.7	0.4	433.1	2,672.9			3,106.0
Restructuring and other related
charges				(36.8)			(36.8)
Interest		178.4	178.4	309.6	(178.4	) (a)	309.6
Total	2,582.0	178.8	2,760.8	13,233.4	(178.4)		15,815.8

	1,297.8	(177.2)	1,120.6	520.1			1,640.7

Income tax expense (benefit)	508.5	(69.4)	439.1	140.7			579.8
Minority interest				82.3			82.3
Total	508.5	(69.4)	439.1	223.0			662.1

Income from operations	789.3	(107.8)	681.5	297.1			978.6
Equity in earnings of the
Carolina Group				540.8	(540.8	) (b)

Income from continuing
operations	789.3	(107.8)	681.5	837.9	(540.8)		978.6
Discontinued operations-net				(27.0)			(27.0)
Cumulative effect of change in
accounting principles-net				(39.6)			(39.6)
Net income (loss)	$789.3	$(107.8)	$681.5	$771.3	$(540.8)		$912.0
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$631.9	$(97.4)	$534.5	$2,496.7	$(210.1)	$2,821.1

Investing activities:

Purchases of property and
equipment	(50.8)		(50.8)	(216.2)		(267.0)
Change in short-term
investments	26.3		26.3	3,304.5		3,330.8
Other investing activities	0.6		0.6	(6,880.8)	(160.9)	(7,041.1)
	(23.9)		(23.9)	(3,792.5)	(160.9)	(3,977.3)

Financing activities:

Dividends paid to
shareholders	(574.0)	258.4	(315.6)	(111.3)	210.1	(216.8)
Reduction of intergroup
notional debt		(160.9)	(160.9)		160.9
Other financing activities				1,412.1		1,412.1
	(574.0)	97.5	(476.5)	1,300.8	371.0	1,195.3
Net change in cash	34.0	0.1	34.1	5.0		39.1
Cash, beginning of year	1.5	0.4	1.9	178.9		180.8
Cash, end of year	$35.5	$0.5	$36.0	$183.9		$219.9

Year Ended December 31, 2003

Net cash provided by operating
activities	$711.6	$(116.1)	$595.5	$2,421.7	$(233.4)	$2,783.8

Investing activities:

Purchases of property and
equipment	(56.4)		(56.4)	(390.0)		(446.4)
Change in short-term investments	128.2	50.2	178.4	(1,677.4)		(1,499.0)
Other investing activities	2.1		2.1	(522.3)	(406.0)	(926.2)
	73.9	50.2	124.1	(2,589.7)	(406.0)	(2,871.6)

Financing activities:

Dividends paid to shareholders	(786.0)	472.1	(313.9)	(111.3)	233.4	(191.8)
Reduction of intergroup notional
debt		(406.0)	(406.0)		406.0
Other financing activities				276.5		276.5
	(786.0)	66.1	(719.9)	165.2	639.4	84.7
Net change in cash	(0.5)	0.2	(0.3)	(2.8)		(3.1)
Cash, beginning of year	2.0	0.2	2.2	181.7		183.9
Cash, end of year	$1.5	$0.4	$1.9	$178.9		$180.8

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2002	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating
activities	$852.6	$(87.1)	$765.5	$1,300.9	$(278.2)	$1,788.2

Investing activities:

Purchases of property and
equipment	(51.7)		(51.7)	(462.7)		(514.4)
Change in short-term investments	(167.6)	(150.3)	(317.9)	(3,064.0)		(3,381.9)
Other investing activities	6.0		6.0	2,019.7	(61.9)	1,963.8
	(213.3)	(150.3)	(363.6)	(1,507.0)	(61.9)	(1,932.5)

Financing activities:

Dividends paid to shareholders	(639.0)	307.2	(331.8)	(112.8)	278.2	(166.4)
Purchases of treasury shares		(7.7)	(7.7)	(343.5)		(351.2)
Reduction of intergroup notional
debt		(61.9)	(61.9)		61.9
Other financing activities				665.0		665.0
	(639.0)	237.6	(401.4)	208.7	340.1	147.4

Net change in cash	0.3	0.2	0.5	2.6		3.1
Cash, beginning of year	1.7		1.7	179.1		180.8
Cash, end of year	$2.0	$0.2	$2.2	$181.7		$183.9

Note 7.  Receivables

December 31	2004	2003
(In millions)

Reinsurance	$15,993.7	$16,253.8
Other insurance	2,567.2	3,081.7
Security sales	540.3	890.7
Accrued investment income	304.9	343.3
Federal income taxes		517.4
Other	458.3	348.4
Total	19,864.4	21,435.3
Less: allowance for doubtful accounts on reinsurance receivables	531.1	572.6
allowance for other doubtful accounts and cash discounts	526.1	383.5
Receivables	$18,807.2	$20,479.2

Notes to Consolidated Financial Statements

Note 8.  Property, Plant and Equipment

December 31	2004	2003
(In millions)

Land	$77.9	$65.2
Buildings and building equipment	629.1	660.3
Offshore drilling rigs and equipment	3,598.2	3,535.9
Machinery and equipment	1,180.9	1,285.8
Pipeline equipment	1,778.4	646.5
Leaseholds and leasehold improvements	74.9	147.4
Total	7,339.4	6,341.1
Less accumulated depreciation and amortization	2,498.7	2,461.4
Property, plant and equipment	$4,840.7	$3,879.7

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2004		2003		2002
	Depr. &	Capital	Depr. &	Capital	Depr. &	Capital
	Amort.	Expend.	Amort.	Expend.	Amort.	Expend.
(In millions)

CNA Financial	$61.1	$40.9	$62.5	$65.7	$72.2	$87.6
Lorillard	39.7	50.8	31.1	56.4	29.0	51.7
Loews Hotels	27.3	35.0	25.2	15.1	24.2	23.4
Diamond Offshore	184.9	93.7	181.3	272.0	183.0	349.5
Boardwalk Pipelines	34.0	41.2	20.5	34.7
Corporate and other	3.8	5.4	4.5	2.5	3.8	2.2
Total	$350.8	$267.0	$325.1	$446.4	$312.2	$514.4

In July of 2003, Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company recorded a pretax gain of approximately $90.2 million ($56.7 million after taxes).

Note 9.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA's reserve projections are based primarily on detailed analysis of the facts in each case, CNA's experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

    Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company.

Catastrophe losses were $278.0 million, $143.0 million and $59.0 million pretax for the years ended December 31, 2004, 2003 and 2002. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes, and Midwest rain storms. The catastrophe losses in 2002 related primarily to the European floods, Hurricane Lili and Tropical Storm Isidore.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves including claim and claim adjustment expense reserves of the life and group companies.

Year Ended December 31	2004	2003	2002
(In millions)

Reserves, beginning of year:
Gross	$31,730.0	$27,370.0	$31,266.0
Ceded	14,216.0	10,727.0	12,105.0
Net reserves, beginning of year	17,514.0	16,643.0	19,161.0

Reduction of net reserves (a) (b) (c)	(42.0)	(1,309.0)	(1,316.0)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,062.0	6,745.0	8,248.0
Increase in provision for insured events of prior years	241.0	2,409.0	35.0
Amortization of discount	135.0	115.0	72.0
Total net incurred (d)	6,438.0	9,269.0	8,355.0

Net payments attributable to:
Current year events	1,936.0	2,192.0	3,137.0
Prior year events	4,479.0	4,936.0	6,553.0
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements (see Note 14)	(41.0)	(39.0)	(133.0)
Total net payments	6,374.0	7,089.0	9,557.0

Net reserves, end of year	17,536.0	17,514.0	16,643.0
Ceded reserves, end of year	13,984.0	14,216.0	10,727.0
Gross reserves, end of year	$31,520.0	$31,730.0	$27,370.0
__________
(a)	In 2002, net reserves were reduced by $1,316.0 as a result of the sale of CNA Reinsurance Company Limited (“CNA Re U.K.”). See Note 14 for further discussion of this sale.
(b)	In 2003, net reserves were reduced by $1,309.0 as a result of the sale of CNAGLA. See Note 14 for further discussion of this sale.
(c)	In 2004, the net reserves were reduced by $42.0 as a result of the sale of the individual life insurance business. See Note 14 for further discussion of this sale.
(d)
Total net incurred above does not agree to insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) are composed of the following:

Year Ended December 31	2004	2003	2002
(In millions)

Environmental pollution and mass tort	$1.0	$153.0
Asbestos	54.0	642.0
Other	186.0	1,614.0	$35.0
Total	$241.0	$2,409.0	$35.0

The following tables summarize the gross and net carried reserves as of December 31, 2004 and 2003.

			Life and
	Standard	Specialty	Group	Other
December 31, 2004	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,803.0	$15,166.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,678.0	$31,520.0

Net Case Reserves	$4,759.0	$1,191.0	$1,394.0	$1,485.0	$8,829.0
Net IBNR Reserves	4,544.0	2,042.0	430.0	1,691.0	8,707.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,303.0	$3,233.0	$1,824.0	$3,176.0	$17,536.0

December 31, 2003

Gross Case Reserves	$6,416.0	$1,605.0	$2,539.0	$4,342.0	$14,902.0
Gross IBNR Reserves	7,866.0	2,595.0	1,037.0	5,330.0	16,828.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,282.0	$4,200.0	$3,576.0	$9,672.0	$31,730.0

Net Case Reserves	$4,585.0	$1,087.0	$1,477.0	$1,879.0	$9,028.0
Net IBNR Reserves	4,382.0	1,832.0	414.0	1,858.0	8,486.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$8,967.0	$2,919.0	$1,891.0	$3,737.0	$17,514.0

The following provides discussion of CNA’s Asbestos, Environmental Pollution and Mass Tort (“APMT”) and core reserves.

APMT Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for CNA’s ultimate liability for APMT claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos and environmental pollution claims.

CNA has regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of CNA’s APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

With respect to other court cases and how they might affect CNA’s reserves and reasonably possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos and pollution claims on a joint and several basis.

CNA’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA after 1989. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, insurer financial strength and debt ratings and/or the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

December 31	2004		2003
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,218.0	$755.0	$3,347.0	$839.0
Ceded reserves	(1,532.0)	(258.0)	(1,580.0)	(262.0)
Net reserves	$1,686.0	$497.0	$1,767.0	$577.0

Asbestos

CNA’s property and casualty insurance subsidiaries have exposure to asbestos-related claims. Estimation of asbestos-related claim and claim adjustment expense reserves involves limitations such as inconsistency of court decisions, specific policy provisions, allocation of liability among insurers and insureds, and additional factors such as missing policies and proof of coverage. Furthermore, estimation of asbestos-related claims is difficult due to, among other reasons, the proliferation of bankruptcy proceedings and attendant uncertainties, the targeting of a broader range of businesses and entities as defendants, the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims.

As of December 31, 2004 and 2003, CNA carried approximately $1,686.0 million and $1,767.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $54.0 million and $642.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2004 and 2003. CNA recorded no asbestos related net claim and claim adjustment expense reserve development for the year ended December 31, 2002. The 2004 unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with Trenwick. CNA paid asbestos-related claims, net of reinsurance recoveries, of $135.0 million, $121.0 million and $21.0 million for the years ended December 31, 2004, 2003 and 2002.

   CNA recorded $1,826.0 million and $642.0 million in unfavorable gross and net prior year development for the year ended December 31, 2003 for reported and unreported asbestos-related claims, principally due to potential losses from policies issued by CNA with high attachment points, which previous exposure analysis indicated would not be reached. CNA examined the claims filing trends to determine timeframes within which high excess policies issued by CNA could be reached. Elevated claims volumes and increased claims values, together with certain adverse court decisions affecting the ability of policyholders to access excess policies, supported the conclusion that excess policies with high attachment points previously thought not to be exposed may now potentially be exposed. The ceded reinsurance arrangements on these excess policies are different from the primary policies. In general, more extensive reinsurance arrangements apply to the excess policies. As a result, the prior year development shows a higher ratio of ceded to gross amounts than the reserves established in prior periods, resulting in a higher percentage of reserves ceded as of December 31, 2003 versus prior periods.

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims, and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of CNA’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on the Company’s results of operations and/or equity.

Certain asbestos litigation in which CNA is currently engaged is described below:

The ultimate cost of reported claims, and in particular APMT claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to CNA. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.  On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and CNA expects to procure confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey.  CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimants entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 75,403 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana.  In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)). The state trial court granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. The summary judgment ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and,

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits have also been filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (District Court of Nueces County, Texas)). During 2003, many of the Texas claims have been dismissed as time-barred by the applicable statute of limitations. In other claims, the Texas courts have ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and  (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending disposition of two cases in the West Virginia Supreme Court of Appeals. Those cases were decided in June, 2004. The Adams case also involves proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. In those proceedings issues have been raised concerning the preclusive effect of the Manville Bankruptcy settlements with insurers and resulting injunctions against claims. Those issues are now on appeal to the United States District Court for the Eastern District of New York. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; and (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; and (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings, and the Company’s results of operations and/or equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of CNA management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes (“mini-Superfunds”) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (“PRPs”). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (“EPA”) and included on its National Priorities List (“NPL”). State authorities have designated many cleanup sites as well.

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as an absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004 or 2003, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company’s results of operations or equity.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

As of December 31, 2004 and 2003, CNA carried approximately $497.0 million and $577.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $1.0 million and $153.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2004 and 2003. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2002. Additionally, CNA recorded $15.0 million of current accident year losses related to mass tort in 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $96.0 million, $93.0 million and $116.0 million for the years ended December 31, 2004, 2003 and 2002.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

2004 Net Prior Year Development

Unfavorable net prior year development of $125.0 million, including $241.0 million of unfavorable claim and claim adjustment expense reserve development and $116.0 million of favorable premium development, was recorded in 2004. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following table summarizes the pretax 2004 net prior year development for the Standard Lines, Specialty Lines and Other Insurance segments.

	Standard	Specialty	Other
Year Ended December 31, 2004	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$105.0	$75.0	$23.0	$203.0
APMT			55.0	55.0
Total	105.0	75.0	78.0	258.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	113.0	58.0	87.0	258.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Pretax unfavorable (favorable) premium
development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$16.0	$30.0	$96.0	$142.0

Also included in the 2004 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

The gross and net carried claim and claim adjustment expense reserves were $14,302.0 million and $9,303.0 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282.0 million and $8,967.0 million at December 31, 2003. Unfavorable net prior year development of $16.0 million, including $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development, was recorded in 2004 for Standard Lines.

Approximately $190.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded during 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $50.0 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense development.

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which CNA’s participation is mandatory and primarily based on premium writings. Approximately $15.0 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to CNA’s share of the National Workers Compensation Reinsurance Pool (“NWCRP”). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement will be a higher allocation to the remaining pool members, including CNA. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. Approximately $105.0 million of favorable net prior year claim and allocated claim adjustment expense development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. Approximately $85.0 million of favorable net prior year claim and allocated claim adjustment expense development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003.

Other favorable net prior year premium development of approximately $50.0 million resulted primarily from higher audit and endorsement premiums on workers compensation policies.

During 2004, CNA executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

Specialty Lines

The gross and net carried claim and claim adjustment expense reserves were $4,860.0 million and $3,233.0 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Specialty Lines were $4,200.0 million and $2,919.0 million at December 31, 2003. Unfavorable net prior year development of $30.0 million, including $58.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $28.0 million of favorable premium development, was recorded in 2004 for Specialty Lines. CNA executed commutation agreements with several members of the Trenwick Group during 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large directors and officers (“D&O”) claims, primarily in recent accident years.

Other Insurance

The gross and net carried claim and claim adjustment expense reserves were $8,678.0 million and $3,176.0 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Other Insurance were $9,672.0 million and $3,737.0 million at December 31, 2003. Unfavorable net prior year development of $96.0 million, including $87.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development was recorded in 2004 for Other Insurance.

In 2004, CNA executed commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.

2003 Net Prior Year Development

Unfavorable net prior year development of $2,952.0 million, including $2,409.0 million of unfavorable claim and claim adjustment expense reserve development and $543.0 million of unfavorable premium development, was recorded in 2003. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserved development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following table summarizes the pretax 2003 net prior year development for the Standard Lines, Specialty Lines and Other Insurance segments.

	Standard	Specialty	Other
Year Ended December 31, 2003	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and allocated
claim adjustment expense development excluding
the impact of corporate aggregate reinsurance
treaties:
Property and casualty, excluding APMT	$1,424.0	$313.0	$355.0	$2,092.0
APMT			795.0	795.0
Total	1,424.0	313.0	1,150.0	2,887.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	939.0	257.0	1,048.0	2,244.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	211.0	6.0	(32.0)	185.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Pretax unfavorable premium development	480.0	37.0	26.0	543.0
Total 2003 unfavorable net prior year development
(pretax)	$1,419.0	$294.0	$1,074.0	$2,787.0

Also included in the 2003 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Unfavorable net prior year development of $1,419.0 million, including $939.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $480.0 million of unfavorable premium development, was recorded in 2003 for Standard Lines.

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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

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

Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was for excess workers compensation coverages due to increasing severity. The increase in severity means that a higher percentage of the total loss dollars will be CNA’s responsibility since more claims will exceed the point at which CNA’s coverage begins. The net prior year development recorded was primarily for accident year 2000.

Approximately $73.0 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with Gerling Global Group of companies (“Gerling”), related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $40.0 million recorded in 2003 was related to a program covering tow truck and ambulance operators, primarily impacting the 2001 accident year. CNA had previously expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. During 2002, CNA ceased writing business under this program.

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

Approximately $11.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded for the year ended December 31, 2003 was related to directors and officers exposures in Global Lines. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

The following premium and claim and allocated claim adjustment expense development was recorded in the third quarter of 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. Unfavorable net prior year development of approximately $210.0 million related to small and middle market workers compensation exposures and approximately $110.0 million related to excess and surplus (“E&S”) lines was recorded in 2003. Offsetting these increases was $210.0 million of favorable net prior year development in the property line of business, including $79.0 million related to the September 11, 2001 World Trade Center Disaster and related events (“WTC event”).

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Also, offsetting the unfavorable premium and claim and allocated claim adjustment expense development was a $216.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit is comprised of $485.0 million of ceded losses and $269.0 million of ceded premiums for accident years 2000 and 2001.

Specialty Lines

Unfavorable net prior year development of $294.0 million, including $257.0 million of unfavorable net claim and allocated claim adjustment expense reserve development and $37.0 million of unfavorable premium development, was recorded in 2003 for Specialty Lines.

Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves is based on reviews of individual accounts where claims had been expected to be less than the point at which CNA’s coverage applies. The current claim trends indicated that the layers of coverage provided by CNA would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

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

Approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to directors and officers exposures in CNA Pro. The unfavorable net prior year reserve development was primarily due to securities class action cases related to certain known corporate malfeasance cases and investment banking firms. This net prior year development recorded was primarily for accident years 2000 through 2002.

Approximately $84.0 million of losses was recorded for during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA Health Pro, relating to accident years 1999 through 2002.

The following development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable net prior year claim and allocated claim adjustment expense reserve development was a $25.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56.0 million of ceded losses and $31.0 million of ceded premiums for accident years 2000 and 2001. See Note 19 for further discussion of CNA’s aggregate reinsurance treaties.

Other Insurance

Unfavorable net prior year development of $1,074.0 million, including $1,048.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development was recorded in 2003 for Other Insurance.

This development was primarily driven by $795.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT.

In addition to APMT development, there was unfavorable net prior year development recorded in 2003 related to CNA Re of $149.0 million and $75.0 million related to voluntary pools.

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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

malfeasance cases and investment banking firms. The unfavorable net prior year development recorded was for accident years 2000 and 2001.

The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella treaties in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.

Additionally, CNA Re recorded $15.0 million of unfavorable net prior year development for construction defect related exposures. Because of the unique nature of this exposure, losses have not followed expected development patterns. The continued reporting of claims in California, the increase in the number of claims from states other than California and a review of individual ceding companies’ exposure to this type of claim resulted in an increase in the estimated reserve.

The following premium and claim and allocated claim adjustment expense development, was recorded in 2003 as a result of the elimination of deficiencies and redundancies in the reserve positions of individual products within CNA Re. Unfavorable net prior year premium and claim and allocated claim adjustment expense development of approximately $42.0 million related to Surety exposures, $32.0 million related to excess of loss liability exposures and $12.0 million related to facultative liability exposures were recorded in the third quarter of 2003.

Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable net prior year development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of approximately $75.0 million was recorded during the third quarter of 2003 related to an adverse arbitration decision involving a single large property and business interruption loss on a voluntary insurance pool. The decision was rendered against a voluntary insurance pool in which CNA was a participant. The loss was caused by a fire which occurred in 1995. CNA no longer participates in this pool.

2002 Net Prior Year Development

Unfavorable net prior year development of $126.0 million, including $35.0 million of unfavorable claim and claim adjustment expense reserve development and $91.0 million of unfavorable premium development, was recorded in 2002. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following table summarizes the pretax 2002 net prior year development for the Standard Lines, Specialty Lines and Other Insurance segments.

Year Ended December 31, 2002	Standard	Specialty	Other
	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$(191.0)	$55.0	$248.0	$112.0
Ceded losses related to corporate aggregate
reinsurance treaties	(14.0)	(41.0)	(93.0)	(148.0)
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(205.0)	14.0	155.0	(36.0)
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	76.0	17.0	(103.0)	(10.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	10.0	29.0	62.0	101.0
Pretax unfavorable (favorable) premium development	86.0	46.0	(41.0)	91.0
Total 2002 unfavorable (favorable) net prior year
development (pretax)	$(119.0)	$60.0	$114.0	$55.0

Also included in the 2002 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Favorable net prior year development of $119.0 million, including $205.0 million of favorable claim and allocated claim adjustment expense reserve development and $86.0 million of unfavorable premium development, was recorded in 2002 for Standard Lines. Approximately $140.0 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (“WCRB”), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA’s net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable net prior year development of $8.0 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

In addition, Standard Lines had favorable net prior year development, primarily in the package liability and auto liability lines of business due to new claims initiatives. These new claims initiatives, which included specialized training on specific areas of the claims adjudication process, enhanced claims litigation management, enhanced adjuster-level metrics to monitor performance and more focused metric-based claim file review and oversight, are expected to produce significant reductions in ultimate claim costs. Based on management’s best estimate of the reduction in ultimate claim costs, approximately $100.0 million of favorable prior year reserve development was recorded in 2002. Approximately one-half of this favorable net prior year development was recorded in accident years prior to 1999, with the remainder of the favorable net prior year development recorded in accident years 1999 to 2001.

Approximately $50.0 million of favorable net prior year development during 2002 was recorded in commercial automobile liability. Most of the favorable net prior year development was from accident year 2000. An actuarial

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

review completed during 2002 showed that underwriting actions had resulted in reducing the number of commercial automobile liability claims for recent accident years, especially the number of large losses.

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

Offsetting these favorable net prior year reserve development was approximately $100.0 million of unfavorable premium development in middle market workers compensation, approximately $70.0 million of unfavorable net prior year development in programs written in CNA E&S, approximately $30.0 million of unfavorable net prior year development on a contractors account package policy program and approximately $20.0 million of unfavorable net prior year development on middle market general liability coverages. The unfavorable net prior year development on workers compensation was principally due to additional reinsurance premiums for accident years 1999 through 2001.

A CNA E&S program, covering facilities that provide services to developmentally disabled individuals, accounts for approximately $50.0 million of the unfavorable net prior year development. The unfavorable net prior year development was due to an increase in the size of known claims and increases in policyholder defense costs. These increases became apparent as the result of an actuarial review completed during 2002, with most of the development recorded in accident years 1999 and 2000. The other program which contributed to the CNA E&S unfavorable net prior year development covers tow truck and ambulance operators in the 2000 and 2001 accident years. This program was started in 1999. CNA expected that loss ratios for this business would be similar to its middle market commercial automobile liability business. Reviews completed during the year resulted in estimated loss ratios on the tow truck and ambulance business that were 25 points higher than the middle market commercial automobile liability loss ratios.

The marine business recorded unfavorable net prior year development of approximately $15.0 million during 2002. The remaining unfavorable net prior year development for the marine business was due principally to unfavorable net prior year development on hull and liability coverages from accident years 1999 and 2000 offset by favorable reserve development on cargo coverages recorded for accident year 2001. Reviews completed during 2002 showed additional reported losses on individual large accounts and other bluewater business that drove the unfavorable hull and liability reserve development.

The unfavorable net prior year development on contractors account package policies was the result of an actuarial review completed during 2002. Since this program is no longer being written, CNA expected that the change in reported losses would decrease each quarterly period. However, in then recent quarterly periods, the change in reported losses was higher than prior quarters, resulting in the unfavorable net prior year development.

Specialty Lines

Unfavorable net prior year development of $60.0 million, including $14.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $46.0 million of unfavorable premium development, was recorded in 2002 for Specialty Lines. Unfavorable net prior year development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the unfavorable net prior year development was related to assumed excess products and loss portfolio transfers, and was primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

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

Offsetting this unfavorable net prior year development was favorable net prior year development in CNA Pro and for Enron-related exposures. Programs providing professional liability coverage to accountants, lawyers and realtors primarily drove favorable net prior year development of approximately $110.0 million in CNA Pro. Reviews of this business completed during 2002 indicated little activity for older accident years (principally prior to 1999), which reduced the need for reserves on these years. The reported losses on these programs for accident years prior to 1999 increased by approximately $5.0 million during 2002. This increase compared to the total reserve at the beginning of 2002 of approximately $180.0 million, net of reinsurance. Additionally, favorable net prior year development of $20.0 million was associated with a settlement with Enron. CNA had established a $20.0 million reserve for accident year 2001 for an excess layer associated with Enron related surety losses; however the case was settled for less than the attachment point of this excess layer.

A $12.0 million underwriting benefit was recorded for the corporate aggregate reinsurance treaties in 2002, comprised of $41.0 million of ceded losses and $29.0 million of ceded premiums for accident year 2001.

Other Insurance

Unfavorable net prior year development of $114.0 million, including $155.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $41.0 million of favorable premium development, was recorded in 2002 for Other Insurance. The development recorded in 2002 consisted primarily of CNA Re development.

The unfavorable net prior year development recorded in 2002 related primarily to CNA Re and was the result of an actuarial review completed during 2002 and was primarily recorded in the directors and officers, professional liability errors and omissions, and surety lines of business. Several large losses, as well as continued increases in the overall average size of claims for these lines, have resulted in higher than expected loss ratios.

Additionally, during 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95.0 million of CNA Re’s net WTC event loss estimate was attributable to CNA Re U.K., which was sold in 2002.

A $32.0 million underwriting benefit was recorded for CNA Re for the corporate aggregate reinsurance treaties in 2002. The benefit was comprised of $93.0 million of ceded losses and $62.0 million of ceded premiums for accident year 2001.

Concerns about reinsurance security, prompted in part by rating agency downgrades of several reinsurers’ financial strength ratings, have impacted the reinsurance marketplace. Many ceding companies have sought provisions for the collateralization of assumed reserves in the event of a financial strength ratings downgrade or other triggers. Before exiting the reinsurance market, CNA Re had been impacted by this trend and had entered into several contracts with rating or other triggers. Additionally, personal insurance unfavorable net prior year development of $35.0 million was recorded in 2002 on accident years 1997 through 1999. The unfavorable net prior year development was principally due to the then continuing policyholder defense costs associated with remaining open personal insurance claims. The unfavorable net prior year development was partially offset by favorable reserve development on other

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

run-off business driven principally by financial and mortgage guarantee coverages from accident years 1997 and prior. The favorable net prior year development on financial and mortgage guarantee coverages resulted from a review of the underlying exposures and the outstanding losses, which showed that salvage and subrogation continues to be collected on these types of claims, thereby reducing estimated future losses net of anticipated reinsurance recoveries.

Note 10.  Leases

The Company’s hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $101.4 million, $94.9 million and $110.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2005	$75.2	$4.0
2006	65.0	2.7
2007	55.9	1.5
2008	42.9	0.9
2009	33.4	0.9
Thereafter	135.0	3.9
Total	$407.4	$13.9

CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $8.0 million at December 31, 2004.

Note 11.  Income Taxes

The Company and its eligible subsidiaries file a consolidated federal income tax return. The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that the Company will (i) pay to CNA the amount, if any, by which the Company’s consolidated federal income tax is reduced by virtue of inclusion of CNA in the Company’s return, or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return. The agreement may be canceled by either of the parties upon thirty days’ written notice.

The Company’s consolidated federal income tax returns have been settled with the Internal Revenue Service (“IRS”) through the 1997 tax year. The federal income tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, have been examined and are currently under review by the Joint Committee on Taxation. Although the Company’s ultimate tax obligation for these years is subject to review and final determination, in the opinion of management, the outcome of the review and final determination of the Company’s ultimate tax obligation will not have a material effect on the financial condition or results of operations of the Company. Pending the outcome of the review and final determination of the Company’s tax obligations for these years, interest on any tax refunds net of any tax deficiencies is subject to computation, review and final determination. The amount of any net refund interest ultimately due to the Company may have a material impact on the results of operations in the period in which the review is finalized. The federal income tax returns for 2002 and 2003 are currently under examination by the IRS. The Company believes the outcome of the 2002 and 2003 examinations will not have a material effect on its financial condition or results of operations.

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

Total income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, was different than the amounts of $637.7 million, $(482.4) million and $574.2 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income (loss) before income tax expense (benefit) and minority interest is as follows:

Year Ended December 31	2004	2003	2002

Statutory rate	35%	(35)%	35%
Increase (decrease) in income tax rate resulting from:
Exempt interest and dividends received deduction	(6)	(7)	(3)
State and city income taxes	3	1	3
Other	(3)	2
Effective income tax rate	29%	(39)%	35%

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free.

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations and the cumulative effect of the changes in accounting principles, are as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Income tax expense (benefit):
Federal:
Current	$425.8	$(747.0)	$483.1
Deferred	40.9	167.7	(5.0)
State and city:
Current	54.7	59.1	86.3
Deferred	11.8	(21.2)	(0.6)
Foreign	0.6	7.3	16.0
Total	$533.8	$(534.1)	$579.8
Deferred tax assets (liabilities) are as follows:

December 31	2004	2003
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$701.0	$669.0
Unearned premium reserves	233.0	288.0
Life reserve differences	192.0	183.0
Other insurance reserves	28.0	30.0
Receivables	309.0	288.0
Tobacco settlements	414.8	410.6
Employee benefits	294.5	240.1
Life settlement contracts	100.0	109.0
Investment valuation differences	149.0	56.0
Net operating loss and tax credit carried forward	166.1	260.4
Other	429.3	366.2
Gross deferred tax assets	3,016.7	2,900.3
Valuation allowance	(43.3)
Deferred tax assets after valuation allowance	2,973.4	2,900.3

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

December 31	2004	2003
(In millions)

Deferred tax liabilities:
Deferred acquisition costs	$(691.0)	$(769.0)
Net unrealized gains	(580.1)	(676.0)
Property plant and equipment	(515.7)	(474.1)
Foreign and other affiliates	(231.3)	(236.4)
Other liabilities	(330.4)	(214.6)
Gross deferred tax liabilities	(2,348.5)	(2,370.1)

Net deferred tax asset	$624.9	$530.2

Although realization of deferred tax assets is not assured, management believes it is more likely than not that net deferred tax assets, with the exception of the CNA and Diamond Offshore valuation allowances noted below, will be realized through future earnings, including but not limited to the generation of future income from continuing operations and reversal of existing temporary differences and available tax planning strategies. In 2004, CNA established a valuation allowance of $33.0 million relating to foreign net operating losses due to the uncertainty in the ability of its foreign subsidiaries to generate future income. Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, maintained a valuation allowance of $10.3 million and $10.2 million at December 31, 2004 and 2003, respectively, on foreign tax credit carryforwards that begin expiring in 2011.

At December 31, 2004, Diamond Offshore has a net operating loss carryforward of approximately $213.9 million which will expire by 2024. It is expected that the net operating loss carryforward will be fully utilized by Diamond Offshore primarily from the future reversal of existing taxable temporary differences.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a provision allowing a deduction of 85% for certain foreign earnings that are repatriated. The AJCA provides the Company the opportunity to elect to apply this provision to qualifying earnings repatriations in 2005. Based on the existing language in the AJCA and current guidance, the Company does not expect to repatriate undistributed earnings. To the extent Congress or the Treasury Department provides additional clarifying language on key elements of the provision, the Company will consider the effects, if any, of such information and will re-evaluate, as necessary, its intentions with respect to the repatriation of certain foreign earnings. Should the Company, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations.

Note 12.  Debt

		Unamortized		Short-Term	Long-Term
December 31, 2004	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$2,325.0	$19.7	$2,305.3		$2,305.3
CNA Financial	2,267.4	10.0	2,257.4	$530.9	1,726.5
Diamond Offshore	1,194.0	16.9	1,177.1	477.1	700.0
Boardwalk Pipelines	1,110.0	3.9	1,106.1		1,106.1
Loews Hotels	144.4		144.4	2.1	142.3
Total	$7,040.8	$50.5	$6,990.3	$1,010.1	$5,980.2

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

December 31	2004	2003
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $300)	$300.0	$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $300) (a)	300.0
7.6% notes due 2023 (effective interest rate of 7.8%) (authorized, $300)		300.0
7.0% notes due 2023 (effective interest rate of 7.2%) (authorized, $400) (b)	400.0	400.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest rate
of 3.4%) (authorized, $1,150) (c)	1,150.0	1,150.0

CNA Financial:
Senior:
6.5% notes due 2005 (effective interest rate of 6.6%) (authorized, $500)	492.8	492.8
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)	250.0	250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized $549)	549.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	30.5
Revolving credit facility due 2004 (effective interest rate of 2.3%)		250.0
Term loan due 2005 (effective interest rate of 2.8% and 2.8%)	10.0	20.0
Revolving credit facility due 2005 (effective interest rate of 3.5% and 2.6%)	25.0	30.0
2.5% Corporate note due 2006 (effective interest rate of 2.5%)	50.0
Other senior debt (effective interest rates approximate 7.5% and 7.8%)	47.5	56.1

Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (d)	250.0
Zero coupon convertible debentures due 2020, net of discount of $333.8
and $349.8 (effective interest rate of 3.6%) (e)	471.2	455.2
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized $460) (f)	460.0	460.0
Subordinated debt due 2005 (effective interest rate of 7.1%)	12.8	24.8

Boardwalk Pipelines:
Senior:
Term loan due 2005 (effective interest rate of 3.3%)	575.0
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100.0	100.0
Other (effective interest rate of 9.0%)		17.3
Texas Gas:
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185)	185.0	185.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate
4.1% and 4.1%)	144.4	146.5
	7,040.8	5,875.3
Less unamortized discount	50.5	55.1
Debt	$6,990.3	$5,820.2

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

__________
(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus 25 basis points.
(b)	The Company announced its intention to redeem these notes on February 28, 2005 at 102.1%.
(c)
The notes are exchangeable into 15.376 shares of Diamond Offshore’s common stock per one thousand dollars principal amount of notes, at a price of $65.04 per share. Redeemable in whole or in part at 100.9%, and decreasing percentages annually.

(d)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus 20 basis points.
(e)
The debentures are convertible into Diamond Offshore’s common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the fifth, tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The debentures were issued on June 6, 2000. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time after June 6, 2005, at prices which reflect a yield of 3.5% to the holder.

(f)
The debentures are convertible into Diamond Offshore’s common stock at an initial conversion rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. Diamond Offshore may redeem all or a portion of the debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount. Holders may require Diamond Offshore to purchase all or a portion of the debentures on April 15, 2008, at a price equal to 100% of the principal amount. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof.

On March 11, 2004 the Company issued $300.0 million aggregate principal amount of 5.3% notes due March 15, 2016. These notes were issued at 99.805% of principal amount and resulted in net proceeds to the Company of $297.1 million.

On April 12, 2004, the Company redeemed $300.0 million principal amount of its 7.6% notes due 2023.

On August 27, 2004, Diamond Offshore issued $250.0 million aggregate principal amount of 5.2% senior notes due September 1, 2014. These notes were issued at 99.759% of the principal amount and resulted in net proceeds to Diamond Offshore of $247.8 million.

Diamond Offshore will pay contingent interest to holders of the $460.0 million principal amount of 1.5% convertible senior debentures (the “1.5% Debentures”) during any six-month period commencing after April 15, 2008 if the average market price of the 1.5% Debentures for a measurement period preceding that six-month period equals 120% or more of the principal amount of such 1.5% Debentures and Diamond Offshore pays a regular cash dividend during the six-month period. The contingent interest payable per $1,000 principal amount of 1.5% Debentures in respect of any quarterly period will equal 50% of regular cash dividends paid by Diamond Offshore per share on its common stock during that quarterly period multiplied by the conversion rate.

The $575.0 million interim term loan due 2005 was made in connection with Boardwalk Pipelines’ acquisition of Gulf South. On January 18, 2005, Boardwalk Pipelines issued $300.0 million aggregate principal amount of 5.5% notes due 2017 and Gulf South issued $275.0 million aggregate principal amount of 5.1% notes due 2015. The proceeds from these notes were used to repay the $575.0 interim loan.

As of December 31, 2004, the aggregate accreted value of Diamond Offshore’s Zero Coupon Debentures was $471.2 million. Since the holders of the debentures have the right to require Diamond Offshore to repurchase the debentures within the current operating cycle, the debentures are classified as short-term debt.

On January 27, 2005, the Company completed the sale of $100.0 million aggregate principal amount of 5.3% senior notes due 2016 and $300.0 million aggregate principal amount of 6.0% notes due 2035. The 2016 notes constituted a further issuance of the Company’s outstanding 5.3% notes due 2016 issued on March 11, 2004 in the aggregate principal amount of $300.0 million. Upon completion of the sale, the aggregate principal amount of outstanding notes was $400.0 million. The 2035 notes constituted a new series of securities. The net proceeds from the sale will be used to redeem the $400.0 million aggregate principal amount of 7.0% senior notes due 2023 in the first quarter of 2005.

In December of 2004, CNA acquired three buildings which previously were leased under capital leases. As part of that transaction, CNA directly assumed the underlying debt obligation which the lessor of the three buildings owed.

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

On December 15, 2004 CNA completed its sale of $549.0 million of 5.9% ten-year senior notes in a public offering. During 2004, Encompass Insurance Company of America (“EICA”), a wholly owned subsidiary of CNA, sold a $50.0 million surplus note to Allstate Insurance Company. The EICA note bears interest semi-annually at 2.5% per annum and is due on March 31, 2006. CNA plans to seek approval from the insurance regulatory authority for repayment of the surplus note at maturity.

In May of 2004, CNA Surety, a 64.0% owned and consolidated subsidiary of CNA, issued privately, through a wholly-owned trust, $30.0 million of preferred securities through two pooled transactions. These securities bear interest at a rate of LIBOR plus 337.5 basis points with a thirty-year term and are redeemable after five years. The securities were issued by CNA Surety Capital Trust I (“Issuer Trust”). The sole asset of the Issuer Trust consists of a $31.0 million junior subordinated debenture issued by CNA Surety to the Issuer Trust. The subordinated debenture bears interest at a rate of LIBOR plus 337.5 basis points and matures in April of 2034. As of December 31, 2004, the interest rate on the junior subordinated debenture was 5.7%.

On September 30, 2003, CNA Surety entered into a $50.0 million credit agreement, which consisted of a $30.0 million two-year revolving credit facility and a $20.0 million two-year term loan, with semi-annual principal payments of $5.0 million. The credit agreement is an amendment to a $65.0 million credit agreement, extending the revolving loan termination date from September 30, 2003 to September 30, 2005. The new revolving credit facility was fully utilized at inception. In June of 2004, CNA Surety reduced the outstanding borrowings under the credit facility by $10.0 million, and in September of 2004, CNA Surety increased the outstanding borrowings under the credit facility by $5.0 million to fund the semi-annual term loan payment.

Under the amended credit facility agreement, CNA Surety pays a facility fee of 35.0 basis points on the revolving credit portion of the facility, interest at LIBOR plus 90.0 basis points, and for utilization greater than 50.0% of the amount available to borrow an additional fee of 5.0 basis points. On the term loan, CNA Surety pays interest at LIBOR plus 62.5 basis points. At December 31, 2004, the weighted-average interest rate on the $35.0 million of outstanding borrowings under the credit agreement, including facility fees and utilization fees, was 3.3%. Effective January 30, 2003, CNA Surety entered into a swap agreement on the term loan portion of the agreement which uses the 3-month LIBOR to determine the swap increment. As a result, the effective interest rate on the $10.0 million in outstanding borrowings on the term loan was 2.8% at December 31, 2004. On the $25.0 million revolving credit agreement, the effective interest rate at December 31, 2004 was 3.5%.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $1,010.1 million in 2005, $656.6 million in 2006, $1,177.9 million in 2007, $356.0 million in 2008 and $59.8 million in 2009.

Notes to Consolidated Financial Statements

Note 13. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized		Minimum	Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2002	$213.2	$5.0	$(23.5)	$194.7
Unrealized holding gains, net of tax of $109.8	234.3			234.3
Adjustment for items included in net income, net
of tax of $81.5	120.1			120.1
Foreign currency translation adjustment, net of
tax of $0.4		(16.6)		(16.6)
Minimum pension liability adjustment, net of tax
of $1.3			5.8	5.8
Balance, December 31, 2002	567.6	(11.6)	(17.7)	538.3
Unrealized holding gains, net of tax of $88.4	173.1			173.1
Adjustment for items included in net loss, net
of tax of $65.5	105.3			105.3
Foreign currency translation adjustment, net of
tax of $1.8		48.3		48.3
Minimum pension liability adjustment, net of tax
of $61.2			(104.8)	(104.8)
Balance, December 31, 2003	846.0	36.7	(122.5)	760.2
Unrealized holding gains, net of tax of $169.0	244.0			244.0
Adjustment for items included in net income, net
of tax of $222.6	(377.2)			(377.2)
Foreign currency translation adjustment, net of
tax of $1.6		22.1		22.1
Minimum pension liability adjustment, net of tax
of $37.4			(62.2)	(62.2)
Balance, December 31, 2004	$712.8	$58.8	$(184.7)	$586.9

Note 14. Significant Transactions

Acquisitions

The Company, through a wholly owned subsidiary, Boardwalk Pipelines, acquired Gulf South Pipeline, LP (“Gulf South”) from Entergy-Koch, LP, a venture between Entergy Corporation and Koch Energy, Inc., a subsidiary of privately-owned Koch Industries, Inc., in December of 2004. The Company funded the $1.14 billion purchase price, including transaction costs and closing adjustments, with $575.0 million of proceeds from an interim loan and the remaining approximately $561.0 million from its available cash. In January of 2005, Boardwalk Pipelines and Gulf South issued long-term debt and used the proceeds to repay the $575.0 million interim loan. See Note 12.

Gulf South owns and operates an 8,000-mile interstate natural gas pipeline, gathering and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and northern Florida. The Gulf South pipeline system is comprised of approximately 6,800 miles of interstate transmission pipeline, 1,200 miles of gathering pipeline and 68.5 billion cubic feet (“Bcf”) of working gas storage capacity.

In May of 2003, Boardwalk Pipelines acquired Texas Gas from The Williams Companies, Inc. (“Williams”). The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas immediately after the acquisition.

Upon completion of the acquisition, Boardwalk Pipelines, the immediate parent of Texas Gas, issued $185.0 million of 5.2% Notes due 2018 and Texas Gas issued $250.0 million of 4.6% Notes due 2015. The net offering proceeds of approximately $431.0 million were used to repay the $275.0 million interim loan and to retire approximately $132.7 million principal amount of Texas Gas’s existing $150.0 million of 8.625% Notes due 2004 and to pay related tender premiums. In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity.

Texas Gas owns and operates a 5,900-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas currently has a delivery capacity of 2.8 Bcf per day and a working storage capacity of 55 Bcf.

The allocation of purchase price to the assets and liabilities acquired is as follows:

	Gulf South	Texas Gas
(In millions)

Current assets	$77.0	$81.6
Property, plant and equipment	1,128.6	691.4
Goodwill		169.3
Other non-current assets	38.6	243.9
Current liabilities	(106.3)	(58.9)
Short-term debt		(149.8)
Long-term debt		(99.2)
Other liabilities and deferred credits	(21.4)	(74.6)
	$1,116.5	$803.7

The following unaudited pro forma financial information assumes that Texas Gas and Gulf South had been acquired as of January 1, 2002. The pro forma amounts include certain adjustments, including an adjustment to depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt in the acquisitions, redemption of $132.7 million principal amount of Texas Gas’s existing notes; and the related tax effect of these items. The pro forma amounts do not reflect any adjustments related to the separation of Texas Gas from Williams for certain services provided by Williams under a transition services agreement.

Year Ended December 31	2004	2003	2002
(In millions, except per share data)

Total revenues	$15,473.6	$16,787.9	$17,932.6
Income (loss) from continuing operations	1,256.4	(643.1)	1,060.3
Net income (loss)	1,256.4	(587.7)	993.7

Income (loss) per share of Loews common stock:
Income (loss) from continuing operations	5.78	(4.09)	4.90
Net income (loss)	5.78	(3.79)	4.55

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

Sale of Oil Tankers

Hellespont Shipping Corporation (“Hellespont”), in which the Company, through Majestic Shipping Corporation (“Majestic”), a wholly owned subsidiary, has a 49% common stock interest, sold all of its ultra-large crude oil tankers in July of 2004. Majestic received cash distributions from Hellespont and recognized income of $179.3 million ($116.5 million after taxes) for the year ended December 31, 2004.

Sale of CNA Trust

On August 1, 2004, CNA completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. (“Union Bank”) for approximately $12.0 million. As a result of the sale, CNA recorded an investment gain of approximately $9.0 million pretax ($4.6 million after-tax and minority interest) for the year ended December 31, 2004.

Union Bank assumed assets and liabilities of $172.0 million and $172.0 million at August 1, 2004. The assets and liabilities of CNA Trust were $216.0 million and $184.0 million at December 31, 2003. The revenues of the business sold through the sale date were $11.0 million, $27.0 million and $28.0 million for the years ended December 31, 2004, 2003 and 2002. Net results of operations of this business through the sale date were a net loss of $1.8 million, and net income of $0.0 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002.

On November 19, 2004, the charter of CNA Trust was sold to Nevada Security Bank for a nominal fee. As part of the sale, CNA Trust was merged into Nevada Security Bank, and is no longer a subsidiary of CNA.

Individual Life Sale

On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. Subject to certain exceptions, Swiss Re assumed the credit risk of business that was previously reinsured to other carriers. As a result of this reinsurance agreement with Swiss Re, approximately $1.0 billion of future policy benefit reserves were ceded. CNA received consideration of approximately $700.0 million and recorded an investment loss of $618.6 million pretax ($352.9 million after-tax and minority interest).

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The assets and liabilities of the individual life business sold were $6.6 billion and $5.4 billion at December 31, 2003. The revenues of the individual life business through the sale date were $151.0 million, $625.0 million and $652.0 million for the years ended December 31, 2004, 2003 and 2002. The net results after tax and minority interest for this business through the sale date were a loss of $5.5 million, and income of $38.8 million and $49.2 million for the years ended December 31, 2004, 2003 and 2002.

Group Benefits Sale

On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (“Hartford”). The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530.0 million and recorded an investment loss on the sale of $163.0 million pretax ($109.1 million after-tax and minority interest), including an after-tax and minority interest investment gain of $7.3 million ($13.0 million pretax) recorded in the second quarter of 2004.

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The assets and liabilities of the CNA Group Benefits business sold were $2.2 billion and $1.6 billion at December 31, 2002. The revenues of the Group Benefits business were $1,204.0 million and $1,137.0 million for

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

the years ended December 31, 2003 and 2002. Net income, after tax and minority interest, was $46.9 million and $34.2 million for the years ended December 31, 2003 and 2002.

Assumed Reinsurance Renewal Rights Sale

In October of 2003, CNA entered into an agreement to sell the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (“Folksamerica”). Under the terms of the transaction, Folksamerica will compensate CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. The renewal rights transaction did not have a material effect on results of operations. Concurrent with the sale, CNA withdrew from the assumed reinsurance business (the CNA Re segment) and is managing the run-off of its retained liabilities.

National Postal Mail Handlers Union Contract Termination

   In 2002, CNA sold Claims Administration Corporation and transferred the National Postal Handlers Union group benefits plan (the “Mail Handlers Plan”) to First Health Group Corporation. As a result of this transaction, CNA recognized a $7.0 million pretax investment loss on the sale of Claims Administration Corporation and $15.0 million of pretax non-recurring fee income, related to the transfer of the Mail Handlers Plan. The revenues of Claims Administration Corporation and the Mail Handlers Plan were $1,151.0 million for the year ended December 31, 2002. Net income, after-tax and minority interest, from Claims Administration Corporation and Mail Handlers Plan was $4.5 million, including the non-recurring fee income for the year ended December 31, 2002.

CNA Re U.K. and Other Dispositions of Certain Businesses

   On October 31, 2002, CNA completed the sale of CNA Re U.K. to Tawa UK Limited (“Tawa”), a subsidiary of Artemis Group, a diversified French-based holding company. The sale includes business underwritten since inception by CNA Re U.K., except for certain risks retained by CCC as discussed below.

The purchase price was $1, subject to adjustments based primarily upon the results of operations and realized foreign currency losses of CNA Re U.K. The purchase price adjustment recorded in 2003 related to foreign currency losses and resulted in CNA contributing additional capital to CNA Re U.K. of $11.0 million. Also in 2003, CNA finalized its impairment analysis based upon the terms of the completed transactions and reduced a previously recorded impairment loss by approximately $35.1 million after-tax and minority interest. The reduction of the impairment was included in net investment gains.

   Under the terms of the purchase price adjustment, CCC was entitled to receive $5.0 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5.0 million. CNA has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (“FSA”) deem those entities to be undercapitalized.

Concurrent with the sale, several reinsurance agreements under which CCC had provided retrocessional protection to CNA Re U.K. were terminated. As part of the sale, CNA Re U.K.’s net exposure to all IGI Program liabilities was assumed by CCC. Further, CCC provided a $100.0 million stop loss cover attaching at carried reserves on CNA Re U.K.’s 2001 underwriting year exposures for which CCC received premiums of $25.0 million.

Personal Insurance Transaction

   As part of the sale of CNA’s personal insurance business to The Allstate Corporation on October 1, 1999, CNA shared in payments of claim and allocated claim adjustment expenses related to losses incurred prior to October 1, 1999 on the CNA policies transferred to Allstate when they exceeded the claim and allocated claim adjustment expense reserves of approximately $1.0 billion at the date of sale. CNA’s remaining obligation with respect to claim and allocated claim adjustment expense reserves, valued as of October 1, 2003, was settled in March of 2004 and the sharing agreement was terminated. This settlement did not have a material impact on the 2004 results of operations of CNA.

Notes to Consolidated Financial Statements

Note 15. Restructuring and Other Related Charges

In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA’s Information Technology operations. The remaining accrual of $3.0 million was released during 2004. The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the “2001 Plan”).

2001 Plan

The overall goal of the 2001 Plan was to create a simplified and leaner organization for customers and business partners. The major components of the plan included a reduction in the number of strategic business units (“SBUs”) in the property and casualty operations, changes in the strategic focus of the Life and Group Non-Core segment (formerly Life Operations and Group Operations) and consolidation of real estate locations. The reduction in the number of property and casualty SBUs resulted in consolidation of SBU functions, including underwriting, claims, marketing and finance. The strategic changes in Group Operations included a decision to discontinue the variable life and annuity business.

The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception.

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)

2001 Plan Initial Accrual	$68.0	$56.0	$30.0	$35.0	$189.0
Costs that did not require cash				(35.0)	(35.0)
Payments charged against liability	(2.0)				(2.0)
Accrued costs at December 31, 2001	66.0	56.0	30.0		152.0
Costs that did not require cash	(1.0)	(3.0)	(9.0)		(13.0)
Payments charged against liability	(53.0)	(12.0)	(4.0)		(69.0)
Reduction of accrual	(10.0)	(7.0)	(15.0)		(32.0)
Accrued costs at December 31, 2002	2.0	34.0	2.0		38.0
Costs that did not require cash			(1.0)		(1.0)
Payments charged against liability	(2.0)	(15.0)			(17.0)
Accrued costs at December 31, 2003		19.0	1.0		20.0
Payments charged against liability		(5.0)			(5.0)
Accrued costs at December 31, 2004	$	$14.0	$1.0	$	$15.0

During 2002, $32.0 million pretax, or $18.4 million after-tax and minority interest, of this accrual was reduced. No restructuring and other related charges related to the 2001 Plan were incurred in 2003 or 2004.

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

CNA Vida Disposition

In the first quarter of 2002, the Company completed the sale of the common stock of CNA Holdings Limited and its subsidiaries (“CNA Vida”), CNA’s life operations in Chile, to Consorcio Financiero S.A. (“Consorcio”). In connection with the sale, CNA received proceeds of $73.0 million and recorded an after-tax and minority interest

Notes to Consolidated Financial Statements
Note 16. Discontinued Operations - (Continued)

loss from discontinued operations of $31.0 million. This loss is composed of $32.8 million, net of tax and minority interest, realized loss on the sale of CNA Vida and income of $1.8 million, net of tax and minority interest, from CNA Vida’s operations for 2002.

Other

The Company reports CNA’s net assets of discontinued operations, which primarily consist of run-off operations discontinued in the mid-1990’s, in Other assets on the Consolidated Balance Sheets. The following table provides information regarding those net assets.

December 31	2004	2003
(In millions)

Total investments	$410.0	$458.0
Other assets	341.0	358.0
Insurance reserves	(439.0)	(480.0)
Other liabilities	(12.0)	(28.0)
Net assets of discontinued operations	$300.0	$308.0

Note 17. Statutory Accounting Practices (Unaudited)

CNA’s insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.

During 2003 and 2004, CCC received approval from its domiciliary state insurance department for a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2003 or 2004.

During 2003, two of CNA’s insurance subsidiaries received approval from their respective domiciliary state insurance departments for two permitted practices related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. The two permitted practices allowed CCC to reflect in its financial statements the statutory provision for reinsurance attributable to The Continental Insurance Company (“CIC”) as a result of a reinsurance agreement implemented in the fourth quarter of 2003 between these two companies. During 2004, CNA’s subsidiaries continued to utilize this accounting treatment with the approval of the respective domiciliary state insurance departments. However, in 2004 it was determined by the domiciliary state insurance departments that this accounting treatment is no longer considered a permitted practice. This accounting treatment had no effect on the combined statutory surplus for these two subsidiaries in 2004 or 2003.

   During 2004, CIC received approval from its domiciliary state insurance department for a permitted practice that allows CIC to classify voluntary pools as authorized, that are unauthorized in South Carolina but were classified as authorized in New Hampshire, CIC’s former state of domicile, in order to allow credit for the related reinsurance balances. Due to CIC’s redomestication to South Carolina effective January 1, 2004, this permitted practice was requested and has been granted for the reporting periods March 31, 2004 through December 31, 2004. This permitted practice was intended to allow CIC time to work with its domiciliary state insurance department to better understand the appropriate treatment of voluntary pools for Schedule F purposes on a South Carolina basis. CNA

Notes to Consolidated Financial Statements
Note 17. Statutory Accounting Practices (Unaudited) - (Continued)

has now determined that pool members representing approximately 80.0% of the participation in the underlying pools are either currently licensed or authorized in the State of South Carolina. As of December 31, 2004, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized is $306.0 million. The impact of this permitted practice on CIC’s statutory surplus has not been fully quantified as CNA’s review with its domiciliary state insurance department is still in process.

CNA’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2004, CCC is in a negative earned surplus position. In December of 2004, the Department approved extraordinary dividend capacity of $125.0 million to be used to fund CNA’s 2005 debt service requirements. It is anticipated that CCC will be in a positive earned surplus position at the end of the first quarter of 2005 and be able to begin paying ordinary dividends in the second quarter of 2005 as a result of a $500.0 million dividend received from its subsidiary, CAC, on February 11, 2005.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2004 and 2003, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

As a result of the adverse charges taken in 2003, a capital plan was developed which involved, among other actions, the issuance of CCC surplus notes to Loews. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. All payments of interest and principal on these notes are subject to the prior approval of the Illinois Insurance Department. Surplus notes are included as surplus for statutory accounting purposes, but are classified as debt instruments under GAAP. The CCC surplus notes issued in February of 2004 were repaid to Loews as of December 31, 2004.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31 (a)		Year Ended December 31
Unaudited	2004	2003	2004	2003	2002
(In millions)

Property and casualty companies	$6,998.0	$6,170.0	$661.0	$(1,484.0)	$731.0
Life insurance companies	1,178.0	707.0	334.0	115.0	37.0
__________
(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus.

Notes to Consolidated Financial Statements

Note 18. Benefit Plans

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include, among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount. Benefits for another plan are determined annually based on a specified percentage of annual earnings (based on the participant’s age) and a specified interest rate (which is established annually for all participants) applied to accrued balances.

The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in interest-bearing obligations and for one plan with an insurance subsidiary of CNA, in its separate account business.

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

The Company funds certain of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire.

The Company uses December 31 as the measurement date for the majority of its plans.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2004	2003	2002	2004	2003	2002

Discount rate	5.9%	6.3%	6.8%	5.9%	6.3%	6.8%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	5.3% to 5.8%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2004	2003	2002	2004	2003	2002

Discount rate	6.2% to 6.3%	6.8%	7.3%	5.9% to 6.2%	6.8%	7.3%
Expected long-term rate of return on
plan assets	7.5% to 8.0%	7.5% to 8.0%	7.5% to 8.0%
Rate of compensation increase	4.0% to 7.0%	5.3% to 5.8%	5.3% to 5.8%

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

Notes to Consolidated Financial Statements
Note 18. Benefit Plans - (Continued)

Assumed health care cost trend rates:

December 31	2004	2003	2002

Health care cost trend rate assumed for next year	4% to 11.5%	4% to 12%	4% to 11%
Rate to which the cost trend rate is assumed to decline (the ultimate
trend rate)	4% to 5%	4% to 5%	4% to 5%
Year that the rate reaches the ultimate trend rate	2005-2018	2004-2018	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost	$4.5	$(3.8)
Effect on postretirement benefit obligation	44.3	(38.2)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2004	2003	2002	2004	2003	2002
(In millions)

Service cost	$58.2	$55.4	$50.9	$11.3	$12.8	$9.3
Interest cost	211.7	209.1	200.3	35.7	37.8	35.5
Expected return on plan assets	(230.7)	(218.5)	(206.1)	(5.3)	(3.0)
Amortization of unrecognized
net loss	16.3	8.6	5.3	2.1	0.7
Amortization of unrecognized prior
service cost	7.5	8.9	6.8	(21.6)	(17.9)	(17.5)
Curtailment loss			(7.5)			(0.1)
Special termination benefit		0.2
Settlement loss	4.5	7.9	10.9
Net periodic benefit cost	$67.5	$71.6	$60.6	$22.2	$30.4	$27.2

Additional Information:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
(In millions)

Increase in minimum liability included in Other
comprehensive income	$108.8	$174.9	N/A	N/A

Notes to Consolidated Financial Statements
Note 18. Benefit Plans - (Continued)

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,492.7	$3,163.7	$664.9	$561.2
Addition of Texas Gas projected benefit obligation
May 16, 2003		88.9		106.0
Service cost	58.2	55.4	11.3	12.8
Interest cost	211.7	209.1	35.7	37.8
Plan participants’ contributions			16.4	13.9
Amendments	0.1	11.9	(143.2)	(30.7)
Actuarial loss	157.2	203.2	7.9	15.6
Benefits paid from plan assets	(227.3)	(221.1)	(57.1)	(51.8)
Curtailment	2.3	(25.2)		0.1
Special termination benefits	0.1	0.3
Foreign Exchange	5.8	6.5
Benefit obligation at December 31	3,700.8	3,492.7	535.9	664.9

Change in plan assets:

Fair value of plan assets at January 1	3,063.0	2,869.1	71.7
Addition of Texas Gas assets as of May 16, 2003		91.3		70.2
Actual return on plan assets	248.2	307.0	4.8	1.1
Company contributions	45.0	40.5	40.7	38.3
Plan participants’ contributions			16.4	13.9
Curtailment	(0.7)	(28.2)
Benefits paid from plan assets	(227.4)	(221.1)	(57.1)	(51.8)
Foreign exchange	4.5	4.4
Fair value of plan assets at December 31	3,132.6	3,063.0	76.5	71.7

Benefit obligation over plan assets	(568.2)	(429.7)	(459.4)	(593.2)
Unrecognized net actuarial loss	658.4	535.5	94.5	89.4
Unrecognized prior service cost (benefit)	42.9	50.1	(209.1)	(88.7)
Accrued benefit cost	$133.1	$155.9	$(574.0)	$(592.5)

Amounts recognized in the Consolidated Balance
Sheets consist of:

Prepaid benefit cost	$205.8	$204.4
Accrued benefit liability	(400.6)	(265.4)	$(574.0)	$(592.5)
Intangible asset	15.1	12.9
Accumulated other comprehensive income	312.8	204.0
Net amount recognized	$133.1	$155.9	$(574.0)	$(592.5)

Notes to Consolidated Financial Statements
Note 18. Benefit Plans - (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2004	2003
(In millions)

Projected benefit obligation	$3,135.5	$2,538.1
Accumulated benefit obligation	2,843.9	2,331.4
Fair value of plan assets	2,507.7	2,075.1

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The Company’s pension plan and other postretirement benefit weighted-average asset allocation at December 31, 2004 and 2003, by asset category are as follows:

			Percentage of
	Percentage of		Other Postretirement Benefits
	Pension Plan Assets		Plan Assets
December 31	2004	2003	2004	2003

Asset Category:

Equity securities	19.0%	15.0%
Debt securities	55.5	63.2	100.0%	100.0%
Limited Partnerships	11.8	8.7
Other	13.7	13.1
Total	100.0%	100.0%	100.0%	100.0%

The table below presents the estimated future minimum benefit payments at December 31, 2004.

			Less
	Pension	Postretirement	Medicare
Expected future benefit payments	Benefits	Benefits	Subsidy	Net

2005	$206.8	$34.4		$34.4
2006	206.7	35.1	$0.9	34.2
2007	210.1	35.7	1.0	34.7
2008	215.2	36.3	1.1	35.2
2009	222.6	37.3	1.2	36.1
Thereafter	1,225.9	212.7	6.8	205.9
	$2,287.3	$391.5	$11.0	$380.5

In 2005 the Company expects to contribute $11.3 million to the pension plan and $33.2 million to its postretirement healthcare and life insurance benefit plans.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these

Notes to Consolidated Financial Statements
Note 18. Benefit Plans - (Continued)

plans amounted to $64.4 million, $72.4 million and $64.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Option Plans - In 2000, shareholders approved the Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews Common stock for which options may be granted under the Loews Plan is 2,000,000 shares, and the maximum number of shares of Loews Common stock with respect to which options may be granted to any individual in any calendar year is 400,000 shares. The exercise price per share may not be less than the fair market value of the Common stock on the date of grant. Generally, options vest ratably over a four-year period and expire in ten years.

A summary of the stock option transactions for the Loews Plan follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, January 1	1,127,450	$46.678	827,000	$46.535	535,700	$39.002
Granted	306,625	57.523	306,300	46.748	315,300	58.723
Exercised	(137,525)	36.358	(5,850)	30.140	(13,500)	37.318
Canceled	(38,775)	51.495			(10,500)	40.079
Options outstanding, December 31	1,257,775	50.302	1,127,450	46.678	827,000	46.535

Options exercisable, December 31	557,025	$46.251	430,625	$42.657	195,300	$37.594

Shares available for grant,
December 31	573,450		841,300		1,147,600

The following table summarizes information about the Company’s stock options outstanding in connection with the Loews Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$ 30.140 - 35.175	138,300	4.9	$30.140	138,300	$30.140
35.176 - 42.210	10,900	8.1	41.298	9,650	41.314
42.211 - 49.245	518,225	7.2	46.776	242,825	46.740
49.246 - 56.280	77,125	8.9	52.280	5,600	54.835
56.281 - 63.315	508,125	8.2	59.099	155,550	59.093
63.316 - 70.350	5,100	8.9	68.176	5,100	68.176

In February of 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options may be granted under the Carolina Group Plan is 1,500,000 shares; and the maximum number of shares of Carolina Group stock with respect to which options may be granted to any individual in any calendar year is 200,000 shares. The exercise price per share may not be less than the fair market value of the stock on the date of the grant. Generally, options vest ratably over a four-year period and expire in ten years.

Notes to Consolidated Financial Statements
Note 18. Benefit Plans - (Continued)

A summary of the stock option transactions for the Carolina Group Plan follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, January 1	389,250	$25.216	195,000	$28.000
Granted	209,500	25.181	209,000	22.740	202,000	$28.000
Exercised	(2,250)	22.740
Canceled	(36,500)	24.947	(14,750)	26.930	(7,000)	28.000
Options outstanding, December 31	560,000	25.230	389,250	25.216	195,000	28.000

Options exercisable, December 31	135,750	$26.276	52,750	$28.000	3,000	$28.000

Shares available for grant,
December 31	937,750		1,110,750		1,305,000

The following table summarizes information about the Company’s stock options outstanding in connection with the Carolina Group Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$22.740 - 25.200	287,250	8.6	$23.274	44,500	$22.740
25.201 - 28.000	272,750	7.6	27.291	91,250	28.000

The fair value of granted options for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions and results:

Year Ended December 31	2004	2003	2002

Loews Plan:
Expected dividend yield	1.0%	1.3%	1.0%
Expected volatility	23.1%	35.3%	29.2%
Weighted average risk-free interest rate	3.4%	4.5%	5.4%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of options	$14.19	$15.92	$18.68

Carolina Group Plan:
Expected dividend yield	7.1%	8.1%	6.4%
Expected volatility	30.1%	36.4%	44.0%
Weighted average risk-free interest rate	3.4%	4.5%	5.5%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of options	$3.75	$3.89	$7.40

Note 19. Reinsurance

   CNA assumes and cedes reinsurance to other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of

Notes to Consolidated Financial Statements
Note 19. Reinsurance - (Continued)

risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements.

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers compensation, and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

CNA’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $267.0 million, $344.0 million and $239.0 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,570.0 million and $2,789.0 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if CNA exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46.0 million, $147.0 million and $10.0 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

December 31	2004	2003
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,984.1	$14,215.9
Ceded future policy benefits	1,259.6	1,218.2
Ceded policyholders’ funds	64.8	6.6
Billed reinsurance receivables	685.2	813.1
Reinsurance receivables	15,993.7	16,253.8
Allowance for uncollectible reinsurance	(531.1)	(572.6)

Reinsurance receivables-net of allowance for uncollectible reinsurance	$15,462.6	$15,681.2

CNA has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531.1 million and $572.6 million at December 31, 2004 and 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the execution of commutation agreements, partially offset by a net increase in the allowance for other

Notes to Consolidated Financial Statements
Note 19. Reinsurance - (Continued)

reinsurance receivables. The provision for uncollectible reinsurance receivables is presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations.

Prior to the sale in April of 2004 of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2004, CNA ceded $1,012.0 million of future policy benefits to Swiss Re. In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford Financial Services, Inc. (“Hartford”). As of December 31, 2004 and 2003, these ceded reserves were $1,726.0 million and $1,473.0 million.

   CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,561.0 million and $5,255.0 million at December 31, 2004 and 2003.

In 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in a pretax loss of $109.0 million, which was net of a previously established allowance for doubtful accounts of $47.0 million. CNA has no further exposure to the Gerling companies that are in run-off.

CNA’s largest recoverables from a single reinsurer at December 31, 2004, including prepaid reinsurance premiums, were approximately $2,236.0 million from subsidiaries of The Allstate Corporation (“Allstate”), $2,163.0 million from subsidiaries of Swiss Reinsurance Group, $1,843.0 million from subsidiaries of Hannover Reinsurance (Ireland), Ltd., $1,726.0 million from Hartford Life Group Insurance Company, $944.0 million from American Reinsurance Company, and $603.0 million from subsidiaries of the Berkshire Hathaway Group.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $5,789.0 million, $6,325.0 million and $4,164.0 million for 2004, 2003 and 2002.

The effects of reinsurance on earned premiums are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2004

Property and casualty	$10,739.0	$199.0	$3,634.0	$7,304.0	2.7%
Accident and health	1,224.0	63.0	507.0	780.0	8.1%
Life	419.0		298.0	121.0
Total	$12,382.0	$262.0	$4,439.0	$8,205.0	3.2%

Year Ended December 31, 2003

Property and casualty	$10,661.0	$726.0	$4,452.0	$6,935.0	10.5%
Accident and health	1,598.0	92.0	59.0	1,631.0	5.6
Life	1,102.0	7.0	465.0	644.0	1.0
Total	$13,361.0	$825.0	$4,976.0	$9,210.0	9.0%

Year Ended December 31, 2002

Property and casualty	$9,694.0	$946.0	$3,812.0	$6,828.0	13.9%
Accident and health	2,609.0	153.0	15.0	2,747.0	5.6
Life	1,089.0	(5.0)	449.0	635.0	(0.8)
Total	$13,392.0	$1,094.0	$4,276.0	$10,210.0	10.7%

Notes to Consolidated Financial Statements
Note 19. Reinsurance - (Continued)

Included in the direct and ceded earned premiums for the years ended December 31, 2004, 2003 and 2002 are $3,293.0 million, $2,652.0 million and $2,305.0 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

The impact of reinsurance on life insurance inforce is shown in the following table:

Year Ended December 31	Direct	Assumed	Ceded	Net
(In millions)

2004 (a)	$56,610.0	$35.0	$54,486.0	$2,159.0
2003	388,380.0	588.0	295,659.0	93,309.0
2002	423,151.0	14,600.0	340,520.0	97,231.0

(a)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses.

For 2002, CNA entered into a corporate aggregate reinsurance treaty covering substantially all of CNA’s property and casualty lines of business (the “2002 Cover”). Ceded premium related to the reinsurer’s margin of $10.0 million was recorded in 2002. No losses were ceded under this contract, and the 2002 Cover was commuted as of December 31, 2002.

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest.

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

The impact of the Aggregate Cover was as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Ceded earned premium	$(1.0)	$(258.0)
Ceded claim and claim adjustment expenses		500.0
Interest charges	(82.0)	(147.0)	$(51.0)
Pretax (expense) benefit	$(83.0)	$95.0	$(51.0)

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of

Notes to Consolidated Financial Statements
Note 19. Reinsurance - (Continued)

ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in 2004 which required retroactive interest charges on funds withheld of $46.0 million. During 2003, as a result of unfavorable development related to accident year 2001, the CCC Cover was fully utilized.

At CNA’s discretion, the contract can be commuted annually on the anniversary date of the contract. The CCC Cover requires mandatory commutation on December 31, 2010, if the agreement has not been commuted on or before such date. Upon mandatory commutation of the CCC Cover, the reinsurer is required to release to CNA the existing balance of the funds withheld account if the unpaid ultimate ceded losses at the time of commutation are less than or equal to the funds withheld account balance. If the unpaid ultimate ceded losses at the time of commutation are greater than the funds withheld account balance, the reinsurer will release the existing balance of the funds withheld account and pay CNA the present value of the projected amount the reinsurer would have had to pay from its own funds absent a commutation. The present value is calculated using 1-year LIBOR as of the date of the commutation.

The impact of the CCC Cover was as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Ceded earned premium		$(100.0)	$(101.0)
Ceded claim and claim adjustment expenses		143.0	148.0
Interest charges	$(91.0)	(59.0)	(37.0)
Pretax (expense) benefit	$(91.0)	$(16.0)	$10.0

Note 20.  Quarterly Financial Data (Unaudited)

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,051.2	$3,785.4	$3,914.5	$3,491.2

Net income attributable to:

Loews common stock:
Net income	446.7	224.2	366.7	9.2
Per share	2.41	1.21	1.98	0.05

Carolina Group stock:
Net income	56.1	53.4	40.6	34.4
Per share	0.93	0.92	0.70	0.59

Notes to Consolidated Financial Statements
Note 20. Quarterly Financial Data (Unaudited) - (Continued)

2003 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,335.7	$3,940.0	$4,239.5	$3,945.8

Net income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	332.6	(1,465.5)	189.9	161.7
Per share	1.79	(7.90)	1.02	0.87
Discontinued operations		55.8	(0.1)	(0.3)
Per share		0.30
Net income (loss)	332.6	(1,409.7)	189.8	161.4
Per share	1.79	(7.60)	1.02	0.87

Carolina Group stock:
Net income	34.8	26.8	25.0	28.6
Per share	0.74	0.67	0.63	0.72

Note 21. Legal Proceedings

INSURANCE RELATED

IGI Contingency

In 1997, CNA Reinsurance Company Limited (“CNA Re Ltd.”) entered into an arrangement with IOA Global, Ltd. (“IOA”), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (“IGI”), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the “IGI Program”). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (“AAHRU”) Facility. CNA’s Group Operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

   A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $172.0 million of paid and unpaid losses, under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

   As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers compensation carve-out business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Insurance Related - (Continued)

   In addition, CNA has instituted arbitration proceedings against John Hancock in which CNA is seeking rescission of the Treaties as well as access to and the right to inspect the books and records relating to the Treaties. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings. CNA has also undertaken legal action seeking to avoid portions of the remaining exposure arising out of the IGI Program.

   CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of CNA’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. CNA’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims.

Numerous unresolved factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. In one federal court case, Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Co., 202 F.R.D. 480 (S.D. Tex. 2001), rev’d, 319 F.3d 205 (5th Cir. 2003), cert. denied, 72 USLW 3235 (U.S. Oct 6, 2003), the United States Court of Appeals for the Fifth Circuit reversed a decision by the District Court for the Southern District of Texas certifying a multi-state class. CNA intends to vigorously contest these claims.

Numerous unresolved factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

See Note 9 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,075 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,750 of these cases. Unless otherwise noted, all case totals and litigation references are as of February 18, 2005.

The pending product liability cases are comprised of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,350 cases are pending, including approximately 1,065 cases against Lorillard. The 1,350 cases include approximately 1,020 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 940 of the approximately 1,020 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,665 pending Flight Attendant cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 30 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in four of the seven Reimbursement cases pending against cigarette manufacturers in the United States. Lorillard and the Company also are named as defendants in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. Trial of this matter began during September of 2004 and is proceeding. During February of 2005, an appellate court ruled that the government may not seek disgorgement of profits, although this order is not final because the government has advised the court that it will seek rehearing of this decision.

“Contribution cases” are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 400 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 150 of the 400 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in five of the actions.

Plaintiffs assert a broad range of legal theories in these cases, including, among others, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”)), civil conspiracy, intentional infliction of harm, violation of consumer protection statutes, violation of antitrust statutes, injunctive relief, indemnity,

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

restitution, unjust enrichment, public nuisance, claims based on antitrust laws and state consumer protection acts, and claims based on failure to warn of the harmful or addictive nature of tobacco products.

Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

CONVENTIONAL PRODUCT LIABILITY CASES -  Approximately 1,350 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,065 of these cases. The Company is a defendant in two of the pending cases.

Approximately 1,020 of the 1,350 cases are pending in a single West Virginia court in a consolidated proceeding. The West Virginia court had scheduled a single trial for these consolidated cases, but it has certified a question to the Supreme Court of Appeals of West Virginia that seeks a determination of the scope of any forthcoming consolidated trial. The Supreme Court of Appeals has not determined whether it will review the certified question so the manner in which these cases will be tried is not known. Lorillard is a defendant in approximately 940 of the 1,020 consolidated West Virginia cases. The Company is not a defendant in any of the consolidated West Virginia cases.

One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on products liability.” Based on this ruling, Lorillard is seeking, or intends to seek, dismissal of each of the approximately 40 cases pending against it in Mississippi.

Since January 1, 2003, verdicts have been returned in 18 matters. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in eleven of the cases.

Listed below are those cases in which verdicts were returned in favor of the plaintiffs since January 1, 2003, as well as those cases in which appeals are pending from plaintiffs’ verdicts returned prior to 2003. Neither the Company nor Lorillard were defendants in any of these cases. These cases, and the verdict amounts, are below:

Smith v. Brown & Williamson Tobacco Corporation (Circuit Court, Jackson County, Missouri). During February of 2005, the jury returned two separate verdicts in favor of the plaintiff. In its first verdict, the jury awarded plaintiff $2.0 million in actual damages but determined that the defendant was only 25% responsible for the decedent’s injuries, which reduced the jury’s award of actual damages to $500,000. In its second verdict, plaintiff was awarded $20.0 million in punitive damages. Post-verdict activity has not been completed.

Arnitz v. Philip Morris USA (Circuit Court, Hillsborough County, Florida). During October of 2004, the jury returned a verdict in favor of the plaintiff and awarded him $600,000 in actual damages. The jury also determined that plaintiff was 60% responsible for his injuries. The court did not permit plaintiff to seek punitive damages. The court’s final judgment reflected the jury’s findings and awarded plaintiff $240,000 in damages. The court denied Philip Morris’ post-trial motions. Philip Morris has appealed.

Davis v. Liggett Group, Inc. (Circuit Court, Palm Beach County, Florida). During May of 2004, the jury returned a verdict in favor of the plaintiff and awarded her a total of $550,000 in actual damages. The jury did not award punitive damages. Liggett Group has appealed.

Frankson v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During December of 2003, plaintiff was awarded $350,000 in actual damages. The jury also determined that the decedent was 50% contributorily negligent. During January of 2004, plaintiff was awarded $20.0 million in punitive damages. During June of 2004, the court granted in part the plaintiff’s motion for a larger actual damages award and increased the award to $500,000. The court also granted in part defendants’ motion to reduce the amount of punitive damages awarded by the jury and reduced the award to $5.0 million. Defendants have appealed.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

Thompson v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri). During November of 2003, the jury awarded actual damages and damages for loss of consortium to the plaintiffs and did not award punitive damages. The final judgment entered by the court reflects the jury’s findings that the smoker was 50% contributorily negligent and, as a result, awarded the plaintiffs $1.1 million in damages. Defendants have appealed.

Boerner v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Arkansas). During May of 2003, plaintiffs were awarded $4.0 million in actual damages and $15.0 million in punitive damages. The U.S. Court of Appeals for the Eighth Circuit reduced the punitive damages award to $5.0 million but otherwise affirmed the judgment in a ruling issued during January of 2005. The opportunity for Brown & Williamson to seek further appellate review has not expired.

Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. The jury also determined that plaintiff was 50% responsible for his injuries, which had the effect of reducing his award to approximately $655,000 from Brown & Williamson Tobacco Corporation and $2.6 million from Philip Morris USA. During May of 2004, the Florida Court of Appeal affirmed the judgment. The court denied defendants’ petition for rehearing during October of 2004. Defendants did not seek further appellate review of this matter.

Bullock v. Philip Morris USA (Superior Court, Los Angeles County, California). During September and October of 2002, plaintiff was awarded $5.5 million in actual damages and $28.0 billion in punitive damages. The court reduced the punitive damages award to $28.0 million. Philip Morris and plaintiff have appealed.

Schwarz v. Philip Morris Incorporated (Circuit Court, Multnomah County, Oregon). During March of 2002, plaintiff was awarded approximately $120,000 in economic damages, $50,000 in noneconomic damages and $150.0 million in punitive damages, although the court subsequently reduced the punitive damages award to $100.0 million. Many of plaintiff’s claims were directed to allegations that the defendant had made false representations regarding the low tar cigarettes smoked by the decedent. Philip Morris has appealed.

Burton v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Kansas). During February of 2002, plaintiff was awarded approximately $200,000 in actual damages and the jury determined that plaintiff was entitled to punitive damages. During June of 2002, the court awarded plaintiff $15.0 million in punitive damages from R.J. Reynolds. During February of 2005, a federal court of appeals affirmed the jury’s award of actual damages, but it reversed the punitive damages verdict and instructed the trial court to find in favor of R.J. Reynolds on that portion of plaintiff’s claims. The opportunity for either party to seek further appellate review has not expired.

Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. During September of 2004, the California Court of Appeal further reduced the punitive damages award to $50.0 million but otherwise affirmed the judgment entered in favor of the plaintiff. During October of 2004, the Court of Appeal granted the parties’ separate petitions that sought rehearing of its decision and it has vacated the order it entered during September of 2004.

Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. The court granted the defendant’s motion for new trial. The Florida Court of Appeal affirmed this ruling. Plaintiff has filed for permission to appeal to the Florida Supreme Court.

Williams v. Philip Morris USA Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. Although the circuit court reduced the punitive damages award to $32.0 million following trial, the Oregon Court of Appeals reinstated the full amount of the punitive damages verdict in its 2002 order that otherwise affirmed the judgment in its entirety. During October of 2003, the U.S. Supreme Court vacated the judgment and remanded the case to the Oregon Court of Appeals for further consideration. During June of 2004, the Oregon Court of Appeals reaffirmed its 2002 ruling and reinstated the full amount of the jury’s punitive damages award. The Oregon Supreme Court has agreed to review the case.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. During September of 2004, the California Supreme Court dismissed the appeal filed by Philip Morris. Philip Morris has filed a petition for writ of certiorari with the U.S. Supreme Court. The Court has not ruled whether it will grant review.

Defense verdicts have been returned in eleven matters since January 1, 2003. Neither Lorillard nor the Company are defendants in any of these cases. Either appeals are pending or all post-verdict activity has not been concluded in three of these cases.

Martinez v. Liggett Group, Inc. (Circuit Court, Miami-Dade County, Florida). During February of 2005, a jury returned a verdict in favor of the defendant. The opportunity for plaintiff to seek review of the verdict has not expired.

Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

Reller v. Philip Morris USA (Superior Court, Los Angeles County, California). During July of 2003, the jury found that a smoker’s lung cancer was caused by smoking but declined to award damages. The jury did not reach a verdict as to one of the claims that was submitted to it. Trial of that claim began during January of 2005 and is proceeding. A judgment reflecting the July of 2003 verdict will not be entered until the remaining claim is resolved.

In eight cases in which defendants prevailed at trial after January 1, 2003, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These eight matters and the dates of the verdicts are Mash v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Missouri, September of 2004); Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire, November of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); and Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania, January of 2003). Lorillard was not a defendant in any of these eight matters.

In addition to these cases, trial has been held against Lorillard in one case in which plaintiffs asserted both Conventional Product Liability claims and Filter claims, the case of Gadaleta v. AC&S, Inc., et al. (Supreme Court, New York County, New York). During October of 2004, the jury returned a verdict in favor of Lorillard, which was the only defendant in the case at trial. Plaintiffs did not seek review of the judgment and the matter is concluded. Also see Filter Cases below.

Trial is proceeding in three Conventional Product Liability cases in the United States, Coolidge v. Philip Morris USA, Inc. (Superior Court, Riverside County, California), Reller v. Philip Morris USA (Superior Court, Los Angeles County, California) and Rose v. The American Tobacco Company, et al. (Supreme Court, New York County, New York). Lorillard is not a defendant in these matters. Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2005 and beyond. Lorillard is a defendant in two cases scheduled for trial during the remainder of 2005. The Company is not a defendant in any of the cases scheduled for trial. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - Approximately 2,665 Flight Attendant cases are pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

The judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. Defendants are continuing to seek review of the October 2000 order by the appellate court.

Lorillard has been a defendant in each of the six flight attendant cases in which verdicts have been returned. In one of the six trials, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. Defendants have noticed an appeal from this verdict and plaintiff has noticed a cross-appeal. A Florida court of appeal has affirmed the judgment, although the defendants are continuing their appeal. Defendants have prevailed in the five other trials. In one of them, the court granted plaintiff’s motion for new trial. A Florida court of appeal has affirmed this ruling, although the defendants are continuing to appeal.

One of the flight attendant cases is scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in eleven pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Trial in Schwab is scheduled for November of 2005. Neither Lorillard nor the Company are defendants in approximately 30 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. All of these 30 additional cases assert claims on behalf of smokers or purchasers of “light” cigarettes.

Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 34 cases, 13 of which were in state court and 21 of which were in federal court. These 34 cases were filed in 17 states, the District of Columbia and the Commonwealth of Puerto Rico. In addition, a Nevada court granted motions to deny class certification in 20 separate cases in which the class definition asserted by the plaintiffs was identical to those in which the court had previously ruled in defendants’ favor. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which Lorillard was not a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Engle Case - One of the class actions pending against Lorillard is Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see “Settlement of State Reimbursement Litigation” below). The court subsequently denied plaintiffs’ motion for rehearing. The Florida Supreme Court agreed to hear plaintiffs’ appeal and it heard argument on November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the appeals court’s decision should be upheld upon further appeals.

The case was tried between 1998-2000, and the same jury heard all phases of the trial. The first phase, which involved certain issues deemed common to the certified class, ended on July 7, 1999 with findings against the defendants, including Lorillard. Among other things, the jury found that cigarette smoking is addictive and causes lung cancer and a variety of other diseases, that the defendants concealed information about the health risks of smoking, and that defendants’ conduct rose to a level that would permit a potential award or entitlement to punitive damages.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

The first portion of Phase Two of the trial ended on April 7, 2000 when the jury awarded three plaintiffs $12.5 million in damages for their individual claims. The jury did not consider any class-wide issues during this first portion of Phase Two.

The second part of Phase Two considered evidence as to the punitive damages to be awarded to the class. On July 14, 2000, the jury awarded approximately $145.0 billion in punitive damages against all defendants, including $16.3 billion against Lorillard. The judgment provided that the jury’s awards would bear interest at the rate of 10.0% per year.

During May of 2000, while the trial was proceeding, legislation was enacted in Florida that limited the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs (the “Engle Agreement”). The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that were similar to Lorillard’s. As a result, the class agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of December 31, 2004, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion.

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

Trial in Scott was heard in two phases. While the jury in its July 2003 Phase I verdict rejected medical monitoring, the primary relief requested by plaintiffs, it returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program. The second phase of the trial began in March of 2004.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid. As of December 31, 2004 judicial interest totaled an additional amount of approximately $355.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, it has not been determined what would be Lorillard’s share of the appeal bond.

Other Class Action Cases - In five additional class actions in which Lorillard has been a defendant, courts have granted plaintiffs’ motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs’ claims in a third case were resolved through a settlement agreement. In another of the cases, the court has entered a tentative ruling decertifying the class action but that order is not final. These five matters are listed below in alphabetical order:

Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class comprised of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. During May of 2004, the West Virginia Supreme Court of Appeals affirmed the judgment entered in favor of the defendants, and it denied plaintiffs’ petition for rehearing during July of 2004. Plaintiffs did not seek further appellate review of this matter and the case has been concluded in favor of the defendants.

Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991). This is the matter concluded by a settlement agreement and discussed under “Flight Attendant Cases” above.

Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. During January of 2005, the court issued a preliminary order that granted defendants’ motion to decertify the class. The court has not entered a final order.

Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class comprised of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. During 2002, the court granted defendants’ motion for summary judgment and entered final judgment in their favor. During October of 2004, the California Court of Appeal affirmed the dismissal of the case. The Court of Appeal subsequently denied plaintiffs’ motion for rehearing. The California Supreme Court has granted review of the case.

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

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). Plaintiffs in Price contended they were defrauded by Philip Morris’ marketing of its cigarettes labeled as “light” or “ultra light.” Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris’ “light” brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. The Illinois Supreme Court heard argument in Philip Morris USA’s appeal during November of 2004. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While approximately 30 purported “lights” class actions are pending against U.S. cigarette manufacturers, Lorillard is a defendant in one such case, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court has advised the parties that it will announce its decision on class certification during August of 2005. Trial of Schwab is scheduled to begin during November of 2005.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in four pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the pending U.S. cases and also has been named as a party to the case in Israel. Additional cases are pending against other cigarette manufacturers. The plaintiffs in these cases have included the U.S. federal government, U.S. state, county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, labor union health and welfare funds, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases sought certification as class actions.

More than 75 cases filed by labor union health and welfare funds as well as more than 35 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants’ dispositive motions or as the result of plaintiffs’ voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts’ orders.

U.S. Federal Government Action - A bench trial of the U.S. federal government’s reimbursement and racketeering case began during September of 2004 and is proceeding (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard is a defendant in this case. Other defendants include other cigarette manufacturers, two parent companies and two trade associations. The Company is not a defendant in this action. The trial involves issues as to whether the defendants, including Lorillard, violated RICO, and conspired to do so. At the time trial began during September of 2004, the government sought an aggregate of approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During February of 2005, a federal court of appeals ruled that the government is not permitted to recover disgorgement of profits under RICO, although this order is not final because the government has advised the court that it will seek rehearing of this decision. In addition, the trial court has not fully assessed the impact of this decision on the conduct of the trial. Prior to trial, the court dismissed plaintiff’s two other claims, which alleged the defendants violated the Medical Care Recovery Act and Medicare as Secondary Payer provisions of the Social Security Act. Neither claim is being considered by the court during the trial.

Trial is scheduled to begin during June of 2005 in City of St. Louis, et al. v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri), a Reimbursement case filed on behalf of the City of St. Louis and numerous Missouri hospitals. Lorillard is a defendant in this action.
In the most recent verdict in a Reimbursement case, which was returned in June of 2001 in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York), a jury awarded damages against the defendants in the amount of approximately $17.8 million in actual

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

damages, including approximately $1.5 million attributable to Lorillard. The jury’s findings in favor of the defendants precluded any award of punitive damages. As a result of the defendants’ successful appeal, the court entered judgment in favor of the defendants during February of 2005. The claims asserted by all of the plaintiffs in the action, including those of the additional Blue Cross entities and self-insured parties that were not heard during the trial of Empire’s claims, were dismissed with prejudice by the court’s judgment.

In addition to the above, the District Court of Jerusalem, Israel, has permitted a private insurer in Israel, Clalit Health Services, to make service outside the jurisdiction on the Company and Lorillard in a suit in which Clalit Health Services seeks damages for providing treatment to individuals allegedly injured by cigarette smoking. The Company and Lorillard have separately moved to set aside the order that permitted service outside the jurisdiction. The court has not ruled on the motions to set aside the attempted service.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the “Original Participating Manufacturers,” entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the “Settling States.” The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the “State Settlement Agreements.”

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pretax charges of $845.9 million, $785.2 million, and $1,062.2 million ($522.6 million, $489.5 million, and $646.1 million after taxes), for the years ended December 31, 2004, 2003 and 2002, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500.0 million, as well as an additional amount of up to $125.0 million in each year beginning 2004 through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

From time to time, lawsuits have been brought against Lorillard and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. Lorillard is a defendant in one such case. Lorillard understands that additional such cases are proceeding against other defendants.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are allocated among the Original Participating Manufacturers generally according to their relative domestic market share. Of the total $5.2 billion, a total of $2.1 billion has been paid since 1999 through December 31, 2004, $200.0 million of which has been paid by Lorillard. Lorillard estimates its remaining payments under the agreement will total approximately $300.0 - $350.0 million. All payments will be adjusted for inflation, changes in the unit volume of domestic cigarette shipments, and the effect of increases in state or federal excise taxes on tobacco products that benefit the tobacco growing community. Lorillard believes that its payment obligations to tobacco growers in 2004 and subsequent years under the trust fund will be wholly offset by

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

payments required under a federal law enacted in 2004 repealing the federal supply management program for tobacco growers.

The Company believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium price and discount price segments, Lorillard’s share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements.

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. One such case is pending against Lorillard and other cigarette manufacturers. The Company is not a defendant in this matter.

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 60 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $13.2 million in payments of judgments and settlements to finally resolve approximately 65 claims. Juries have returned verdicts in favor of Lorillard in both of the cases that have been tried since January 1, 2003 in which plaintiffs have asserted Filter claims, Sachs v. Lorillard Tobacco Co. (U.S. District Court, Maryland) and Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County). Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES -  Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in the following states have been voluntarily dismissed: Nevada, Minnesota, District of Columbia, South Dakota, Michigan, Maine, West Virginia, North Dakota and Arizona. Motions to approve stipulated orders of dismissal in all of the remaining actions, except for New Mexico and Kansas, are pending. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants will seek permission to appeal the decision from the New Mexico Supreme Court. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). On October 1, 2003, the Court approved a settlement by Lorillard with a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. In addition to payments previously made, Lorillard has committed to buy 20 million pounds of domestic tobacco for each year through 2012. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers are also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds signed a settlement agreement with the class on April 22, 2004. That agreement has been approved by the court but no proceeds have been distributed. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard’s settlement agreement that

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Tobacco Related - (Continued)

would substantially reduce Lorillard’s commitments to buy domestic tobacco. The court has ruled against Lorillard on that issue and the matter is currently under appeal to the United States Court of Appeals for the Fourth Circuit.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. The defendants filed a motion to dismiss the complaint on August 19, 2004, which was heard in December 2004. No decision has been reached on that motion.

Vending Machine Operators Antitrust Suit - Genesee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators have instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. On November 2, 2004, The Court granted Lorillard’s motion to dismiss the action. Plaintiffs then filed a first amended complaint on December 10, 2004. Lorillard also has moved to dismiss this Complaint for failure to state a claim on which relief can be granted. A hearing on that motion is scheduled for April 6, 2005.

REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases are pending in the U.S. District Court for the Northern District of Illinois as a result of a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by predecessors to Lorillard and various other entities. Plaintiffs in these suits seek various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs seek class certification on behalf of the descendants of enslaved African Americans.

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

Lorillard cannot predict the outcome of pending litigation. Jury awards in the billions of dollars have been returned against cigarette manufacturers in recent years. In addition, health issues related to tobacco products continue to receive media attention. These events could have an adverse affect on the ability of Lorillard to prevail in smoking and health litigation. Lorillard also cannot predict the type or extent of litigation that could be brought against it and other cigarette manufacturers in the future.

Except for the impact of the State Settlement Agreements as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings - Other Litigation - (Continued)

OTHER LITIGATION

The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 22. Commitments and Contingencies

Guarantees

CNA holds an investment in a real estate joint venture that is accounted for on the equity basis of accounting. CNA on a joint and several basis with other unrelated insurance company shareholders have committed to continue funding the operating deficits of this joint venture. Additionally, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2004 that CNA could be required to pay under this guarantee is approximately $312.0 million. If CNA was required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to make payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such loans in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at December 31, 2004.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2004, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities and assets was $950.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2004, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2004, CNA has recorded approximately $21.0 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities. See Note 12 for further description of debentures issued by CNA Surety, which are the sole assets of CNA Surety Capital Trust I.

Notes to Consolidated Financial Statements
Note 22. Commitments and Contingencies - (Continued)

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2004 and 2003, there were $99.0 million and $80.0 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104.0 million as of February 24, 2005. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $29.0 million and $25.0 million of the loans outstanding as of December 31, 2004 and 2003 and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to mature in March of 2009 and the interest rate was reduced prospectively from 6.0% over prime rate to 5.0% per annum, effective as of December 27, 2004, with an additional 3.0% interest accrual when borrowings under the facility are at or below the original $86.0 million limit.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2004 and 2003, these guarantees and collateral obligations aggregated $13.0 million and $7.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company has taken an impairment charge of $80.5 million pretax for the fourth quarter of 2004, with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106.0 million or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

As a result of the impairment taken in the fourth quarter of 2004, the Company plans to recognize income using the effective interest rate method starting in the first quarter of 2005. Under this method, interest income recognized will be accrued on the net carrying amount of the loan at the effective interest rate used to discount the impaired loan’s estimated future cash flows. The excess of the cash received over the interest income recognized will reduce the carrying amount of the loan. The change in present value, if any, of the loan that is attributable to changes in the amount or timing of future cash flows will be recorded similar to the impairment charges previously recorded.

CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor during this extended restructuring period, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure to the contractor. All bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverages discussed below.

Notes to Consolidated Financial Statements
Note 22. Commitments and Contingencies - (Continued)

   Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond subject to a per principal retention of $60.0 million and an aggregate limit of $150.0 million under all facultative reinsurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60.0 million.

   Renewals of both excess of loss contracts were effective January 1, 2005. CCC and CNA Surety are presently discussing a possible restructuring of the reinsurance arrangements discussed in the paragraph above, under which all bonds written for the national contractor would be reinsured by CCC under an excess of $60.0 million treaty and other CNA Surety accounts would be covered by a separate $50.0 million excess of $100.0 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities regarding their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the “stop loss contract”). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the “contractual loss ratio”), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2004 and 2003.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposure that exceeds $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. Effective January 1, 2004, this contract was commuted and CCC paid CNA Surety $11.0 million in return premium in the first quarter of 2004 based on experience under the contract. Effective October 1, 2003, CCC entered into a $3.0 million excess of $12.0 million excess of loss contract with CNA Surety. The reinsurance premium for the coverage provided by the $3.0 million excess of $12.0 million contract was $0.3 million plus, if applicable, additional premiums based on paid losses. The contract provided for aggregate coverage of $12.0 million. This contract expired on December 31, 2004. Effective January 1, 2004, CNA obtained replacement coverage from third party reinsurers as part of the 2004 Excess of Loss Treaty.

Regulatory and Rate Matters

The FERC regulatory processes and procedures govern the maximum tariff rates that Texas Gas and Gulf South are permitted to charge for interstate transportation and storage of natural gas. Texas Gas is required to file a new rate case with the FERC in 2005 to obtain approval of its rates. Key determinants in the ratemaking process are costs

Notes to Consolidated Financial Statements
Note 22. Commitments and Contingencies - (Continued)

of providing service, including depreciation rates; allowed rate of return, including the equity component of Texas Gas’s capital structure; and volume throughput assumptions.

Certain revenues may be subject to refund upon final orders in pending rate cases with the FERC. Accordingly, Texas Gas records a liability for its estimate of potential refunds to customers in future periods. At December 31, 2004, Texas Gas had no pending rate case proceedings and no associated rate refunds. Texas Gas is required to file a rate case with the FERC to be effective no later than November 1, 2005. Gulf South is not currently obligated to file a new rate case.

Other

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2004 and 2003, there were approximately $47.0 million and $58.0 million of outstanding letters of credit.

CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $36.0 million. Estimated future minimum payments under these contracts are as follows: $19.0 million in 2005, $11.0 million in 2006 and $6.0 million in 2007.

Note 23. Business Segments

The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each of the principal operating subsidiaries are headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA Financial, are included in the Corporate and other segment.

As a result of CNA’s decisions to focus on property and casualty operations and to exit certain businesses, the Company revised its reportable segment structure to reflect changes in CNA’s core operations and how it makes business decisions. CNA now manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are now managed in Life and Group Non-Core Segment and Other Insurance Segment. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off and various other non-insurance operations. Prior period segment disclosures have been conformed to the current year presentation.

The changes made to the Company’s reportable segments were as follows: (1) Standard Lines and Specialty Lines (formerly included in the Property and Casualty segment) are now reported as separate individual segments; (2) CNA Global (formerly included in Specialty Lines) which consists of marine and global standard lines is now included in Standard Lines; (3) CNA Guaranty and Credit (formerly included in Specialty Lines) is currently in run-off and is now included in the Other Insurance segment; (4) CNA Re (formerly included in the Property and Casualty segment) is currently in run-off and is also now included in the Other Insurance segment; (5) Group Operations and Life Operations (formerly separate reportable segments) have now been combined into one reportable segment where the run-off of the retained group and life products will be managed; and (6) certain run-off life and group operations (formerly included in the Other Insurance segment) are now included in the Life and Group Non-Core segment.

In addition, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and other segment.

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

Loews Hotels owns and/or operates 20 hotels, 18 of which are in the United States and two are in Canada.

Diamond Offshore’s business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2004, 24 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 13 were located in various foreign markets.

Boardwalk Pipelines is engaged, through its Texas Gas and Gulf South subsidiaries, in the operation of interstate natural gas pipeline systems. Texas Gas owns and operates a 5,900-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas has a delivery capacity of 2.8 billion cubic feet (“Bcf”) per day and a working storage capacity of 55 Bcf. Gulf South owns and operates an 8,000-mile interstate natural gas pipeline, gathering and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and northern Florida. The Gulf South pipeline system is comprised of approximately 6,800 miles of interstate transmission pipeline, 1,200 miles of gathering pipeline and 68.5 billion cubic feet of working gas storage capacity.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation which distributes and sells watches and clocks, equity earnings from shipping operations, as well as corporate interest expenses and other corporate administrative costs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In addition, CNA does not maintain a distinct investment portfolio for each of its insurance segments, and accordingly, allocation of assets to each segment is not performed. Therefore, net investment income and investment gains (losses) are allocated based on each segment’s carried insurance reserves, as adjusted.

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$5,760.1	$5,496.8	$5,389.0
Specialty Lines	2,727.8	2,270.7	1,691.7
Life and Group Non-Core (b)	1,093.0	3,218.9	4,252.7
Other Insurance	352.7	743.0	953.2
Total CNA Financial	9,933.6	11,729.4	12,286.6
Lorillard	3,384.4	3,295.4	3,843.7
Loews Hotels	315.2	286.0	266.4
Diamond Offshore	835.6	694.9	783.9
Boardwalk Pipelines	265.1	143.2
Corporate and other	508.4	312.1	275.9
Total	$15,242.3	$16,461.0	$17,456.5

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

Year Ended December 31	2004	2003	2002
(In millions)

Pretax income (loss) (a)(d):

CNA Financial:
Standard Lines	$476.8	$(1,177.7)	$119.5
Specialty Lines	574.9	11.3	104.1
Life and Group Non-Core	(678.9)	5.1	138.4
Other Insurance	141.9	(1,154.9)	(6.6)
Total CNA Financial	514.7	(2,316.2)	355.4
Lorillard (c)	1,038.2	942.2	1,261.7
Loews Hotels	31.2	18.6	14.2
Diamond Offshore	(9.8)	(53.2)	54.2
Boardwalk Pipelines	81.1	37.6
Corporate and other	166.6	(7.4)	(44.8)
Total	$1,822.0	$(1,378.4)	$1,640.7

Net income (loss) (a)(d):

CNA Financial:
Standard Lines	$328.2	$(644.8)	$80.6
Specialty Lines	344.9	36.1	58.0
Life and Group Non-Core	(375.2)	4.4	80.9
Other Insurance	123.1	(653.9)	10.9
Total CNA Financial	421.0	(1,258.2)	230.4
Lorillard (c)	641.4	587.6	765.8
Loews Hotels	21.4	11.2	8.7
Diamond Offshore	(9.3)	(27.2)	14.1
Boardwalk Pipelines	48.8	22.5
Corporate and other	108.0	(2.0)	(40.4)
	1,231.3	(666.1)	978.6
Discontinued operations		55.4	(27.0)
Cumulative effect of change in accounting principle			(39.6)
Total	$1,231.3	$(610.7)	$912.0

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

__________
(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Year Ended December 31	2004	2003	2002

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$218.7	$361.0	$(118.6)
Specialty Lines	83.9	114.0	(38.7)
Life and Group Non-Core	(611.0)	(141.0)	(175.2)
Other Insurance	63.9	139.4	80.3
Total CNA Financial	(244.5)	473.4	(252.2)
Corporate and other	(11.5)	(9.3)	121.2
Total	$(256.0)	$464.1	$(131.0)

Net income (loss):

CNA Financial:
Standard Lines	$126.2	$211.1	$(71.1)
Specialty Lines	49.6	66.7	(22.1)
Life and Group Non-Core	(349.0)	(97.6)	(103.6)
Other Insurance	36.1	85.5	63.8
Total CNA Financial	(137.1)	265.7	(133.0)
Corporate and other	(7.5)	(3.9)	66.8
Total	$(144.6)	$261.8	$(66.2)

(b)	Includes $1,151.0 under contracts covering U.S. government employees and their dependents for the year ended December 31, 2002.
(c)	Includes pretax charges related to the settlement of tobacco litigation of $845.9, $785.2 and $1,062.2 ($522.6, $489.5 and $646.1 after taxes) for the respective periods.
(d)	Income taxes and interest expense are as follows:

Year Ended December 31	2004		2003		2002
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense
(In millions)

CNA Financial:
Standard Lines	$107.4	$0.9	$(464.3)	$0.9	$16.3	$1.4
Specialty Lines	180.0	7.4	(18.6)	1.6	25.8	2.1
Life and Group Non-Core	(267.7)	24.9	(0.2)	13.4	47.6	25.1
Other Insurance	14.1	90.7	(418.7)	113.9	(17.4)	120.9
Total CNA Financial	33.8	123.9	(901.8)	129.8	72.3	149.5
Lorillard	396.8		354.5	0.1	495.8
Loews Hotels	9.8	5.7	7.4	9.0	5.4	9.5
Diamond Offshore	3.0	30.2	(5.6)	23.9	21.9	23.6
Boardwalk Pipelines	32.3	30.1	15.1	19.4
Corporate and other	58.1	134.2	(3.7)	126.2	(15.6)	127.0
Total	$533.8	$324.1	$(534.1)	$308.4	$579.8	$309.6

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

	Investments		Receivables		Total Assets
December 31	2004	2003	2004	2003	2004	2003
(In millions)

CNA Financial	$39,227.3	$38,121.5	$18,306.0	$20,154.5	$62,434.7	$68,560.5
Lorillard	1,545.6	1,530.2	32.1	23.9	2,677.7	2,624.9
Loews Hotels	63.8	81.4	19.1	20.1	562.2	571.9
Diamond Offshore	876.9	591.2	187.6	154.1	3,406.2	3,158.6
Boardwalk Pipelines	9.0	15.2	136.9	57.4	2,477.5	1,238.0
Corporate and eliminations	2,575.9	2,175.3	125.5	69.2	2,191.2	1,835.6
Total	$44,298.5	$42,514.8	$18,807.2	$20,479.2	$73,749.5	$77,989.5

Note 24. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2004 and 2003, and consolidating statements of operations information for the years ended December 31, 2004, 2003 and 2002. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, corporate long-term debt and Bulova Corporation, a 97% owned subsidiary. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
December 31, 2004	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$63.8	$876.9	$9.0	$2,575.9		$44,298.5
Cash	95.3	35.5	4.6	51.0	7.5	26.0		219.9
Receivables	18,306.0	32.1	19.1	187.6	136.9	144.3	$(18.8)	18,807.2
Property, plant and equipment	175.6	231.5	376.9	2,192.8	1,842.1	21.8		4,840.7
Deferred income taxes	732.8	436.5			48.9	31.9	(625.2)	624.9
Goodwill and other intangible assets	118.3		2.6	9.7	163.5			294.1
Investments in capital stocks of
subsidiaries						12,088.3	(12,088.3)
Other assets	1,943.5	396.5	95.2	88.2	269.6	240.5	(205.2)	2,828.3
Deferred acquisition costs of
insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,434.7	$2,677.7	$562.2	$3,406.2	$2,477.5	$15,128.7	$(12,937.5)	$73,749.5

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,649.7							$43,649.7
Payable for securities purchased	494.1					$101.4		595.5
Securities sold under agreements to
repurchase	918.0							918.0
Short-term debt	530.9		$2.1	$477.1				1,010.1
Long-term debt	1,726.5		142.3	700.0	$1,106.1	2,305.3		5,980.2
Reinsurance balances payable	3,043.1							3,043.1
Deferred income taxes			38.0	361.5		225.7	$(625.2)
Other liabilities	2,091.2	$1,392.6	166.3	193.2	278.4	208.1	(210.4)	4,119.4
Separate account business	567.8							567.8
Total liabilities	53,021.3	1,392.6	348.7	1,731.8	1,384.5	2,840.5	(835.6)	59,883.8
Minority interest	937.5			739.3		5.6		1,682.4
Shareholders’ equity	8,475.9	1,285.1	213.5	935.1	1,093.0	12,282.6	(12,101.9)	12,183.3
Total liabilities and shareholders’
equity	$62,434.7	$2,677.7	$562.2	$3,406.2	$2,477.5	$15,128.7	$(12,937.5)	$73,749.5

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
December 31, 2003	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$38,121.5	$1,530.2	$81.4	$591.2	$15.2	$2,175.3		$42,514.8
Cash	139.0	1.5	2.0	19.1	3.9	15.3		180.8
Receivables	20,154.5	23.9	20.1	154.1	57.4	168.2	$(99.0)	20,479.2
Property, plant and equipment	239.6	221.0	369.6	2,297.7	703.5	48.3		3,879.7
Deferred income taxes	646.5	441.9			88.1	21.5	(667.8)	530.2
Goodwill and other intangible assets	118.7		2.6	20.8	169.3			311.4
Investments in capital stocks of
subsidiaries						11,402.5	(11,402.5)
Other assets	2,930.0	406.4	96.2	75.7	200.6	360.9	(187.1)	3,882.7
Deferred acquisition costs of insurance
subsidiaries	2,532.7							2,532.7
Separate account business	3,678.0							3,678.0
Total assets	$68,560.5	$2,624.9	$571.9	$3,158.6	$1,238.0	$14,192.0	$(12,356.4)	$77,989.5

Liabilities and Shareholders’ Equity:

Insurance reserves	$45,492.6							$45,492.6
Payable for securities purchased	2,022.1		$1.1			$124.5		2,147.7
Securities sold under agreements to
repurchase	441.8							441.8
Short-term debt	263.4		3.2	$12.0	$17.3			295.9
Long-term debt	1,640.2		143.3	910.9	530.8	2,299.1		5,524.3
Reinsurance balances payable	3,432.0							3,432.0
Deferred income taxes			75.9	370.1		221.8	$(667.8)
Other liabilities	2,438.7	$1,405.0	172.0	134.5	166.5	142.5	(207.9)	4,251.3
Separate account business	3,678.0							3,678.0
Total liabilities	59,408.8	1,405.0	395.5	1,427.5	714.6	2,787.9	(875.7)	65,263.6
Minority interest	896.9			769.5		5.2		1,671.6
Shareholders’ equity	8,254.8	1,219.9	176.4	961.6	523.4	11,398.9	(11,480.7)	11,054.3
Total liabilities and shareholders’ equity	$68,560.5	$2,624.9	$571.9	$3,158.6	$1,238.0	$14,192.0	$(12,356.4)	$77,989.5

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Loews	Diamond	Boardwalk	Corporate
Year Ended December 31, 2004	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$8,208.8						$(3.8)	$8,205.0
Net investment income	1,673.5	$36.6	$2.3	$12.2	$0.7	$144.0		1,869.3
Intercompany interest and dividends						919.9	(919.9)
Investment gains (losses)	(244.5)	1.4		0.3		(13.2)		(256.0)
Manufactured products		3,347.8				167.4		3,515.2
Other	295.8		312.9	823.4	264.4	212.3		1,908.8
Total	9,933.6	3,385.8	315.2	835.9	265.1	1,430.4	(923.7)	15,242.3

Expenses:

Insurance claims and policyholders’
benefits	6,445.6							6,445.6
Amortization of deferred acquisition costs	1,679.8							1,679.8
Cost of manufactured products sold		1,965.6				79.8		2,045.4
Other operating expenses	1,169.6	380.6	278.3	815.2	153.9	131.6	(3.8)	2,925.4
Interest	123.9		5.7	30.2	30.1	140.5	(6.3)	324.1
Total	9,418.9	2,346.2	284.0	845.4	184.0	351.9	(10.1)	13,420.3
	514.7	1,039.6	31.2	(9.5)	81.1	1,078.5	(913.6)	1,822.0

Income tax expense	33.8	397.3	9.8	3.0	32.3	57.6		533.8
Minority interest	59.9			(3.3)		0.3		56.9
Total	93.7	397.3	9.8	(0.3)	32.3	57.9		590.7

Net income (loss)	$421.0	$642.3	$21.4	$(9.2)	$48.8	$1,020.6	$(913.6)	$1,231.3

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Loews	Diamond	Boardwalk	Corporate
Year Ended December 31, 2003	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$9,213.5						$(3.7)	$9,209.8
Net investment income	1,646.7	$39.9	$2.4	$12.0	$0.2	$148.7		1,849.9
Intercompany interest and dividends						876.6	(876.6)
Investment gains (losses)	473.4	(9.7)		(6.9)		7.3		464.1
Manufactured products		3,255.6				163.2		3,418.8
Other	395.8	(0.1)	283.6	682.9	143.0	13.2		1,518.4
Total	11,729.4	3,285.7	286.0	688.0	143.2	1,209.0	(880.3)	16,461.0

Expenses:

Insurance claims and policyholders’
benefits	10,286.5							10,286.5
Amortization of deferred acquisition costs	1,964.6							1,964.6
Cost of manufactured products sold		1,893.1				79.7		1,972.8
Other operating expenses	1,664.7	460.0	258.4	724.2	86.2	117.3	(3.7)	3,307.1
Interest	129.8	0.1	9.0	23.9	19.4	126.2		308.4
Total	14,045.6	2,353.2	267.4	748.1	105.6	323.2	(3.7)	17,839.4
	(2,316.2)	932.5	18.6	(60.1)	37.6	885.8	(876.6)	(1,378.4)

Income tax (benefit) expense	(901.8)	351.2	7.4	(8.1)	15.1	2.1		(534.1)
Minority interest	(156.2)			(22.4)		0.4		(178.2)
Total	(1,058.0)	351.2	7.4	(30.5)	15.1	2.5		(712.3)

(Loss) income from continuing operations	(1,258.2)	581.3	11.2	(29.6)	22.5	883.3	(876.6)	(666.1)
Discontinued operations-net			55.4					55.4
Net (loss) income	$(1,258.2)	$581.3	$66.6	$(29.6)	$22.5	$883.3	$(876.6)	$(610.7)

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Loews	Diamond	Corporate
Year Ended December 31, 2002	Financial	Lorillard	Hotels	Offshore	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$10,213.4					$(3.5)	$10,209.9
Net investment income	1,729.9	$44.1	$2.1	$29.8	$(16.7)		1,789.2
Intercompany interest and dividends					695.6	(695.6)
Investment gains (losses)	(252.2)	36.1		36.5	48.6		(131.0)
Manufactured products		3,797.7			165.8		3,963.5
Other	595.5	1.9	264.3	754.1	9.1		1,624.9
Total	12,286.6	3,879.8	266.4	820.4	902.4	(699.1)	17,456.5

Expenses:

Insurance claims and policyholders’ benefits	8,420.3						8,420.3
Amortization of deferred acquisition costs	1,790.2						1,790.2
Cost of manufactured products sold		2,149.3			77.2		2,226.5
Other operating expenses	1,608.0	432.7	242.7	706.1	120.0	(3.5)	3,106.0
Restructuring and other related charges	(36.8)						(36.8)
Interest	149.5		9.5	23.6	127.0		309.6
Total	11,931.2	2,582.0	252.2	729.7	324.2	(3.5)	15,815.8
	355.4	1,297.8	14.2	90.7	578.2	(695.6)	1,640.7

Income tax expense (benefit)	72.3	508.5	5.5	35.7	(42.2)		579.8
Minority interest	52.7			29.2	0.4		82.3
Total	125.0	508.5	5.5	64.9	(41.8)		662.1

Income from continuing operations	230.4	789.3	8.7	25.8	620.0	(695.6)	978.6
Discontinued operations-net	(31.0)		4.0				(27.0)
Cumulative effect of change in accounting principles-net	(39.6)						(39.6)
Net income	$159.8	$789.3	$12.7	$25.8	$620.0	$(695.6)	$912.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Loews Corporation

We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statements schedules listed in the Index at item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002 to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
New York, New York
February 28, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the federal securities laws is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.

The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 and concluded that the Company's controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

See Management's Annual Report on Internal Control over Financial Reporting appearing on page 29 of this Report.

Item 9B. Other Information.

None.

PART III

Except as set forth below and under Executive Officers of the Registrant in Part I of this Report, the information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to include such information in its definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I-Condensed financial information of Registrant for the years ended December 31,
2004, 2003 and 2002	L-1
Schedule II-Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and
2002	L-3
Schedule V-Supplemental information concerning property-casualty insurance operations for the
years ended December 31, 2004, 2003 and 2002	L-4

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant's Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	By-Laws of the Registrant as amended through May 14, 2002, incorporated herein by reference to Exhibit 3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 2002	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by reference to Exhibit 10.05 to Registrant's Report on Form 10-K for the year ended December 31, 1996	10.01

	Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit B to Registrant's Definitive Proxy Statement filed on March 29, 2001	10.02

	Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement filed on March 29, 2000	10.03

	Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.04

	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed September 5, 1997	10.05

	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed February 3, 1998	10.06

	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998	10.07

	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998	10.08

Exhibit
Description	Number

State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998	10.09

State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998	10.10

Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1998	10.11

Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form10-Q for the quarter ended June 30, 1998	10.12

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1998	10.13

Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.5 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1998	10.14

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1998	10.15

Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys' fees, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1998	10.16

Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant's Report on Form 8-K filed November 25, 1998	10.17

Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 2000	10.18

Amendments dated January 1, 2003, January 1, 2004 and February 11, 2005, to Employment Agreement between Registrant and Preston R. Tisch	10.19*

Employment Agreement dated as of January 1, 1999 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended December 31, 1998	10.20

Exhibit
Description	Number

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.21

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.21 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.22

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.23

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Andrew H. Tisch	10.24*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.25

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.26

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.27

Employment Agreement dated as of January 1, 1999 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended December 31, 1998	10.28

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.29

Amendment dated January 1, 2003 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.30

Amendment dated January 1, 2004 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.31

Amendment dated February 11, 2005, to Employment Agreement between Registrant and James S. Tisch	10.32*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.33

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.34

Exhibit
Description	Number

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.35

Employment Agreement dated as of January 1, 1999 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended December 31, 1998	10.36

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.37

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.25 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.38

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.38 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.39

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Jonathan M. Tisch	10.40*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.41

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant's Report on Form 10-K for the year ended December 31, 2002	10.42

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant's Report on Form 10-K for the year ended December 31, 2003	10.43

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000	10.44

Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form 10-K for the year ended December 31, 1999	10.45

First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000	10.46

Second Amendment to Supplemental Retirement Agreement dated March 28, 2001 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.47

Third Amendment to Supplemental Retirement Agreement dated February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to Registrant's Report on Form 10-K for the year ended December 31, 2001	10.48

Exhibit
Description	Number

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consents of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(99)	Other

	Pending Tobacco Litigation	99.01*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: March 2, 2005	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 2, 2005	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: March 2, 2005	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated: March 2, 2005	By	/s/ Guy A. Kwan
(Guy A. Kwan, Controller)

Dated: March 2, 2005	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: March 2, 2005	By	/s/ John Brademas
(John Brademas, Director)

Dated: March 2, 2005	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: March 2, 2005	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: March 2, 2005	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: March 2, 2005	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: March 2, 2005	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated: March 2, 2005	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: March 2, 2005	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated: March 2, 2005	By	/s/ Preston R. Tisch
(Preston R. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2004	2003
(In millions)

Current assets, principally investment in short-term instruments	$975.5	$2,285.9
Investments in securities	1,961.2	535.0
Investments in capital stocks of subsidiaries, at equity	12,088.3	11,402.5
Other assets	10.6	11.3
Total assets	$15,035.6	$14,234.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities	$319.9	$751.9
Long-term debt	2,305.2	2,299.1
Deferred income tax and other	227.2	129.4
Total liabilities	2,852.3	3,180.4
Shareholders' equity	12,183.3	11,054.3
Total liabilities and shareholders' equity	$15,035.6	$14,234.7

STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002
(In millions)

Revenues:
Equity in income (losses) of subsidiaries (a)	$1,256.0	$(650.9)	$1,072.8
Investment gains (losses)	(13.1)	7.3	48.5
Interest and other	158.7	153.2	(12.3)
Total	1,401.6	(490.4)	1,109.0
Expenses:
Administrative	45.2	41.2	46.8
Interest	140.2	125.8	126.8
Total	185.4	167.0	173.6
	1,216.2	(657.4)	935.4
Income tax expense (benefit)	(15.1)	8.7	(43.2)
Income (loss) before cumulative effect of change in
accounting principle	1,231.3	(666.1)	978.6
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principle-net			(39.6)
Net income (loss)	$1,231.3	$(610.7)	$912.0

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)

Operating Activities:
Net income (loss)	$1,231.3	$(610.7)	$912.0
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
(Gain) loss on disposal of discontinued operations		(56.7)	33.5
Cumulative effect of change in accounting principle			39.6
Undistributed (earnings) losses of affiliates	(332.9)	1,523.3	(380.9)
Investment losses (gains)	13.1	(7.3)	(48.5)
Provision for deferred income taxes	(17.9)	28.4	(25.7)
Changes in operating assets and liabilities-net
Receivables	27.6	(19.8)	131.5
Accounts payable and accrued liabilities	29.3	(160.0)	80.6
Federal income taxes	675.5	210.7	522.9
Trading securities	105.7	766.3	(227.9)
Other-net	(9.6)	(4.4)	3.6
	1,722.1	1,669.8	1,040.7

Investing Activities:
Change in investments and advances to subsidiaries	(1,790.1)	(1,134.0)	(774.8)
Purchase of CNA participating Series I preferred stock (b)		(750.0)
Purchase of CNA cumulative Series H preferred stock			(750.0)
Purchases of CNA common stock			(73.1)
	(1,790.1)	(1,884.0)	(1,597.9)

Financing Activities:
Dividends paid to shareholders	(216.8)	(191.8)	(166.4)
Purchases of treasury shares			(351.2)
Issuance of common stock	287.8	399.7	1,070.1
	71.0	207.9	552.5

Net change in cash	3.0	(6.3)	(4.7)
Cash, beginning of year	3.9	10.2	14.9
Cash, end of year	$6.9	$3.9	$10.2

_____________
Notes:

(a)   Cash dividends paid to the Company by affiliates amounted to $913.6, $876.6 and $695.6 for the years ended December 31, 2004, 2003 and 2002, respectively.
    (b)   In April of 2004, the Company's investment in CNA participating Series I preferred stock was converted into approximately 32.3 million shares of CNA common stock.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)

	For the Year Ended December 31, 2004

Deducted from assets:
Allowance for discounts	$1.0	$135.2		$135.1(1)	$1.1
Allowance for doubtful accounts	955.1	93.0	$14.0	6.0	1,056.1
Total	$956.1	$228.2	$14.0	$141.1	$1,057.2

	For the Year Ended December 31, 2003

Deducted from assets:
Allowance for discounts	$1.2	$176.3		$176.5(1)	$1.0
Allowance for doubtful accounts	361.0	604.6		10.5	955.1
Total	$362.2	$780.9		$187.0	$956.1

	For the Year Ended December 31, 2002

Deducted from assets:
Allowance for discounts	$2.1	$177.3		$178.2(1)	$1.2
Allowance for doubtful accounts	361.4	50.1		50.5(2)	361.0
Total	$363.5	$227.4		$228.7	$362.2

____________
Notes:	(1)	Discounts allowed.
	(2)	Includes $30.0 related to the sale of CNA Re U.K., see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion of the sale.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property-Casualty Insurance Operations

Consolidated Property and Casualty Entities

Year Ended December 31	2004	2003	2002
(In millions)

Deferred acquisition costs	$1,267	$1,321	$1,257
Reserves for unpaid claim and claim adjustment expenses	31,201	31,282	25,648
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,827	2,280	2,440
Unearned premiums	4,522	5,000	4,813
Net written premiums	7,594	7,617	8,653
Net earned premiums	7,925	7,469	8,438
Net investment income	1,260	1,532	1,422
Incurred claim and claim adjustment expenses related to current year	5,118	4,747	6,722
Incurred claim and claim adjustment expenses related to prior years	235	2,431	52
Amortization of deferred acquisition costs	1,641	1,827	1,660
Paid claim and claim expenses	5,359	5,075	8,218