Form 10-K/A
period 2004-12-31
LOEWS CORP
filed 2005-05-10
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(212) 521-2000
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	X	No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,867,000,000.

As of February 18, 2005, there were 185,621,599 shares of Loews common stock and 68,019,435 shares of Carolina Group stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to May 2, 2005 are incorporated by reference into Part III of this Report.

Explanatory Note

This amendment on Form 10-K/A reflects solely the restatement of the consolidated financial statements of Loews Corporation (the “Company”) as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct the accounting for several reinsurance contracts entered into by a subsidiary of CNA Financial Corporation (“CNA”), a 91%-owned subsidiary, primarily with a former affiliate of CNA, and CNA’s equity accounting for that affiliate, as discussed in Note 25 of the Notes to Consolidated Financial Statements included in Item 8 of this report and under the heading “Restatement for Reinsurance and Equity Investee Accounting” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. This restatement affects only Items 1 (Supplementary Insurance Data and Schedule of Loss Reserve Development), 6, 7, 8 and 15 of this report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K/A (AMENDMENT NO. 1) FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2004

Item			Page
No.		PART I	No.

1		Business	4
		Carolina Group Tracking Stock	4
		CNA Financial Corporation	5
		Lorillard, Inc.	13
		Loews Hotels Holding Corporation	19
		Diamond Offshore Drilling, Inc.	20
		Boardwalk Pipelines, LLC	23
		Bulova Corporation	25
		Available information	26
2		Properties	26
3		Legal Proceedings	26
4		Submission of Matters to a Vote of Security Holders	27
		Executive Officers of the Registrant	27

		PART II

5		Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	28
		Management’s Annual Report on Internal Control Over Financial Reporting	30
		Attestation Report of the Registered Public Accounting Firm	31
6		Selected Financial Data	32
7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
7	A	Quantitative and Qualitative Disclosures about Market Risk	117
8		Financial Statements and Supplementary Data	120
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	227
9	A	Controls and Procedures	227
9	B	Other Information	227

		PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

		PART IV

15		Exhibits and Financial Statement Schedules	227

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

Unless the context otherwise requires, the terms “Company” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

Information relating to the major business segments from which the Company’s consolidated revenues and income are derived is contained in Note 23 of the Notes to Consolidated Financial Statements, included in Item 8.

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

The Company has attributed the following assets and liabilities to the Carolina Group:

(a)	the Company’s 100% stock ownership interest in Lorillard, Inc.;

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

The Loews Group consists of all of the Company’s assets and liabilities other than the 39.21% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change the Company’s ownership of Lorillard, Inc. or Lorillard, Inc.’s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such group as described above. The Carolina Group and the Loews Group are not separate legal entities and the

Item 1. Business
Carolina Group Tracking Stock - (Continued)

attribution of assets and liabilities of the Company to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities so attributed.

Each outstanding share of Carolina Group Stock has 1/10 of a vote per share. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and its affiliates, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). Life and group insurance operations, which were either sold or are being managed as a run-off operation, are conducted within CCC and Continental Assurance Company (“CAC”). The Company owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNA as of December 31, 2004. CNA accounted for 65.18%, 71.27% and 70.40% of the Company’s consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

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

During 2003, CNA completed a strategic review of its operations and decided to concentrate its efforts on the property and casualty business. As a result of this review, the following actions in relation to CNA’s insurance operations were taken:

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

See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

As a result of the strategic review described above, in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company revised its reportable business segment structure to reflect these changes. CNA’s core operations, property and casualty operations, are now reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Other Insurance. Prior period segment disclosures have been conformed to the current year presentation. See Note 23 of the Notes to Consolidated Financial Statements included under Item 8 for additional information.

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

Excess & Surplus (“E&S”): E&S is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and Property and Casualty’s (“P&C”) agents and brokers. E&S has specialized underwriting and claim resources in Chicago, Denver and Columbus.

Property and Casualty: P&C’s field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims field structure consists of 26 locations organized into two zones, East and West. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator, began providing total risk management services relating to claim services, risk control, cost management and information services to the large commercial insurance marketplace in 2003.

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

Global Standard Lines is responsible for coordinating and managing the direct business of CNA’s overseas property and casualty operations. This business identifies and capitalizes on strategic indigenous opportunities and currently has operations in Hawaii, Europe, Latin America and Canada.

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

Specialty Lines includes the following business groups: Professional Liability Insurance, Surety and Warranty.

Professional Liability Insurance (“CNA Pro”): CNA Pro provides management and professional liability insurance and risk management services, primarily in the United States. This unit provides professional liability coverages to

Item 1. Business
CNA Financial Corporation - (Continued)

various professional firms, including architects and engineers, realtors, non-Big Four accounting firms, law firms and technology firms. CNA Pro also has market positions in directors and officers (“D&O”), errors and omissions, employment practices, fiduciary and fidelity coverages. Specific areas of focus include larger firms as well as privately held firms and not-for-profit organizations where CNA offers tailored products for this client segment. Products within CNA Pro are distributed through brokers, agents and managing general underwriters.

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

Other Insurance

Other Insurance includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is now included in the Other Insurance segment. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution and mass tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools and various other non-insurance operations. Other operations also include interest expense on CNA’s corporate borrowings and intercompany eliminations.

Item 1. Business
CNA Financial Corporation - (Continued)

    See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment - CNA Financial” for information with respect to each segment.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2004	2003	2002
(In millions, except ratio information)	Restated (a)	Restated (a)	Restated (a)

Trade Ratios - GAAP basis (b):
Loss and loss adjustment expense ratio	74.6%	111.8%	79.6%
Expense ratio	31.5	37.3	28.9
Dividend ratio	0.2	1.4	0.9
Combined ratio	106.3%	150.5%	109.4%

Trade Ratios - Statutory basis (b):
Loss and loss adjustment expense ratio	78.1%	118.1%	79.2%
Expense ratio	27.2	34.6	30.1
Dividend ratio	0.6	1.2	1.0
Combined ratio	105.9%	153.9%	110.3%

Individual Life and Group Life Insurance Inforce (e):
Individual Life	$11,566.0	$330,805.0	$345,272.0
Group Life	45,079.0	58,163.0	92,479.0
Total	$56,645.0	$388,968.0	$437,751.0

Other Data - Statutory basis (c):
Property and casualty companies’ capital and surplus (d)	$6,998.0	$6,170.0	$6,836.0
Life and group companies’ capital and surplus	1,178.0	707.0	1,645.0
Property and casualty companies’ written premium to surplus
ratio	1.0	1.1	1.3
Life companies’ capital and surplus-percent to total liabilities	56.0%	13.0%	21.0%
Participating policyholders-percent of gross life insurance inforce	1.4%	0.5%	0.4%
__________
(a)
Restated to correct CNA’s accounting for several reinsurance agreements, primarily with a former affiliate, and equity accounting for that affiliate. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion.

(b)
Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting practices (“SAP”) is related to the treatment of active life reserves (“ALR”) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(c)
Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)	Surplus includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus.
(e)
The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for additional inforce information.

Item 1. Business
CNA Financial Corporation - (Continued)

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

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

Approximately 5.0%, 3.2% and 3.5% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2004, 2003 and 2002. Gross written premiums from the United Kingdom were approximately 2.3%, 1.8% and 1.7% of CNA’s premiums for the years ended December 31, 2004, 2003 and 2002. Premiums from any individual foreign country excluding the United Kingdom were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance operations. The table excludes the life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below are the amounts prior to consideration of any related reinsurance bad debt allowance impacts.

Item 1. Business
CNA Financial Corporation - (Continued)

	Schedule of Loss Reserve Development
Year Ended December 31	1994(b)	1995(c)	1996	1997	1998	1999(d)	2000	2001(e)	2002(f)	2003	2004
(In millions of dollars)		Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)

Originally reported gross reserves
for unpaid claim and claim
adjustment expenses	21,639	31,296	29,559	28,731	28,506	26,850	26,510	29,649	25,719	31,283	31,204
Originally reported ceded
recoverable	2,705	5,784	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,846	13,682
Originally reported net reserves
for unpaid claim and claim
adjustment expenses	18,934	25,512	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522
Cumulative net paid as of:
One year later	3,656	6,594	5,851	5,954	7,321	6,547	7,686	5,981	5,373	4,382	-
Two years later	7,087	10,635	9,796	11,394	12,241	11,937	11,992	10,355	8,768	-	-
Three years later	9,195	13,516	13,602	14,423	16,020	15,256	15,291	12,954	-	-	-
Four years later	10,624	16,454	15,793	17,042	18,271	18,151	17,333	-	-	-	-
Five years later	12,577	18,179	17,736	18,568	20,779	19,686	-	-	-	-	-
Six years later	13,472	19,697	18,878	20,723	21,970	-	-	-	-	-	-
Seven years later	14,394	20,642	20,828	21,649	-	-	-	-	-	-	-
Eight years later	15,024	22,469	21,609	-	-	-	-	-	-	-	-
Nine years later	15,602	23,156	-	-	-	-	-	-	-	-	-
Ten years later	16,158	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	18,934	25,512	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522
One year later	18,922	25,388	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	-
Two years later	18,500	24,859	23,610	24,106	24,134	23,217	21,555	20,533	18,248	-	-
Three years later	18,088	24,363	23,735	23,776	26,038	23,081	24,058	21,109	-	-	-
Four years later	17,354	24,597	23,417	25,067	25,711	25,590	24,587	-	-	-	-
Five years later	17,506	24,344	24,499	24,636	27,754	26,000	-	-	-	-	-
Six years later	17,248	25,345	24,120	26,338	28,078	-	-	-	-	-	-
Seven years later	17,751	25,086	25,629	26,537	-	-	-	-	-	-	-
Eight years later	17,650	26,475	25,813	-	-	-	-	-	-	-	-
Nine years later	18,193	26,618	-	-	-	-	-	-	-	-	-
Ten years later	18,230	-	-	-	-	-	-	-	-	-	-
Total net (deficiency) redundancy	704	(1,106)	(1,639)	(2,862)	(4,754)	(5,241)	(5,410)	(3,163)	(3,019)	(234)	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	18,230	26,618	25,813	26,537	28,078	26,000	24,587	21,109	18,248	17,671	-
Re-estimated ceded recoverable	2,992	8,524	7,695	7,097	7,520	9,786	10,779	16,571	15,895	14,457	-
Total gross re-estimated reserves	21,222	35,142	33,508	33,634	35,598	35,786	35,366	37,680	34,143	32,128	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,126)	(2,354)	(2,456)	(2,354)	(2,111)	(1,534)	(1,469)	(697)	(696)	(54)	-
Environmental and mass tort
claims	(727)	(770)	(715)	(739)	(520)	(620)	(610)	(148)	(151)	(1)	-
Total asbestos, environmental
and mass tort	(2,853)	(3,124)	(3,171)	(3,093)	(2,631)	(2,154)	(2,079)	(845)	(847)	(55)	-
Other claims	3,557	2,018	1,532	231	(2,123)	(3,087)	(3,331)	(2,318)	(2,172)	(179)	-
Total net (deficiency) redundancy	704	(1,106)	(1,639)	(2,862)	(4,754)	(5,241)	(5,410)	(3,163)	(3,019)	(234)	-
__________
(a)
Restated to correct CNA’s accounting for several reinsurance agreements, primarily with a former affiliate, and equity accounting for that affiliate. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion.

(b)
Reflects reserves of CNA’s property and casualty insurance subsidiaries, excluding reserves for CIC and its insurance affiliates, which were acquired on May 10, 1995 (the “Acquisition Date”). Accordingly, the reserve development (net reserves recorded at the end of the year, as initially estimated, less net reserves re-estimated as of subsequent years) does not include CIC.

(c)	Includes CIC gross reserves of $9,713.0 and net reserves of $6,063.0 acquired on the Acquisition Date and subsequent development thereon.
(d)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784.0 as of December 31, 1999.
(e)
Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 approximately $1,055.0 of reserves were transferred from CCC to CNAGLA.

(f)
Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (“CNA Re U.K.”). As a result of the sale, net reserves were reduced by approximately $1,316.0. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion of the sale.

Item 1. Business
CNA Financial Corporation - (Continued)

Additional information relating to CNA’s property and casualty claim and claim adjustment expense reserves and reserve development is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

    See Item 7, MD&A - Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, included in Item 8, for information regarding CNA’s investment portfolio.

Other

Competition: The property and casualty insurance industry is highly competitive both as to rate and service. CNA’s consolidated property and casualty subsidiaries compete not only with other stock insurance companies, but also with mutual insurance companies, reinsurance companies and other entities for both producers and customers. CNA must continuously allocate resources to refine and improve its insurance products and services.

Rates among insurers vary according to the types of insurers and methods of operation. CNA competes for business not only on the basis of rate, but also on the basis of availability of coverage desired by customers, ratings and quality of service, including claim adjustment services.

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the fourteenth largest property and casualty insurance organization in the United States based upon 2003 statutory net written premiums.

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

Insurers are also required by the states to provide coverage to insureds who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

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

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; class action reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (“GLB Act”), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB

Item 1. Business
CNA Financial Corporation - (Continued)

Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

On February 18, 2005, President Bush signed into law the Class Action Fairness Act of 2005, which, with limited exceptions, confers federal jurisdiction over any class action filed after its enactment involving a putative class of 100 or more members if all aggregated claims exceed $5.0 million and at least one claimant has diverse residence, for jurisdictional purposes, from at least one defendant. Federal jurisdiction under the Act may be mandatory, discretionary or disallowed depending on the composition and citizenship of the class members and certain defendants. The Act also applies to some individual personal injury lawsuits in which the claims of 100 or more plaintiffs against the same company have been joined for trial. Certain types of class actions are exempt from the jurisdictional provisions of the Act, including those against government defendants, those that involve only a claim regarding a company’s internal affairs and certain types of securities litigation. Closer scrutiny is required of class actions in which the benefit reaching the class consists of a coupon or voucher, especially where attorneys’ fees by class counsel have been requested as part of such a settlement, and a duty on defendants to notify federal and state officials of every class action settlement is imposed.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2004 and 2003, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Terrorism Insurance: Information related to terrorism insurance is set forth in Item 7, MD&A.

Reinsurance: See Item 7, MD&A, and Notes 1 and 19 of the Notes to Consolidated Financial Statements, included in Item 8, for information related to CNA’s reinsurance activities.

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
Nashville, Tennessee

LORILLARD, INC.

Lorillard, Inc. (“Lorillard”), is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard’s largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2004. Newport accounted for approximately 91.0% of Lorillard’s sales in 2004.

Substantially all of Lorillard’s sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard’s major trademarks outside of the United States were sold in 1977. Lorillard accounted for 22.20%, 19.95% and 22.22% of the Company’s consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Legislation and Regulation: Lorillard’s business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales

Item 1. Business
Lorillard, Inc. - (Continued)

of tobacco products, restrictions on smoking in public places and fire safety standards. Further, from time to time new legislation or regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

Federal Regulation: The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires that cigarette packaging and advertising display one of the following four warning statements, on a rotating basis: (1) “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy.” (2) “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health.” (3) “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight.” (4) “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.” This law also requires that each person who manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. This list of ingredients may be submitted in a manner that does not identify the company that uses the ingredients or the brand of cigarettes that contain the ingredients.

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

In 1996, the U.S. Food and Drug Administration (“FDA”) published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA’s assertion of jurisdiction over cigarettes made by Lorillard and other manufacturers were upheld by the Supreme Court in March of 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

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

In late 2002 Philip Morris U.S.A., the largest U.S. manufacturer of cigarettes, filed a request for rulemaking petition with the Federal Trade Commission (“FTC”) seeking changes in the existing FTC regulatory scheme for measuring and reporting tar and nicotine to the federal government and for inclusion in cigarette advertising. The agency procedures allow for interested parties to submit comments on this proposal. The agency has received comments on these petitions but has taken no action.

Item 1. Business
Lorillard, Inc. - (Continued)

    In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that environmental tobacco smoke (“ETS”) exposes nonsmokers to an increased risk of lung cancer and respiratory illness. In addition, in 1993, the United States Environmental Protection Agency released a report (the “EPA Risk Assessment”) concluding that ETS is a human lung carcinogen in adults, and causes respiratory effects in children, The EPA Risk Assessment has not been used as a basis for any regulatory action by the EPA. In May 2000, the Department of Health and Human Service’s National Toxicology Program listed ETS as “known to be a human carcinogen.” Various public health organizations have also issued statements on environmental tobacco smoke and its health effects and many scientific papers on ETS have been published since the EPA Risk Assessment, with varying conclusions.

Lorillard cannot predict the ultimate outcome of these proposals, reports and recommendations, though if enacted, certain of these proposals could have a material adverse effect on Lorillard’s business and the Company’s financial position or results of operations in the future.

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

In September of 1997, the California Environmental Protection Agency released a report (the “Cal/EPA Report”) concluding that ETS causes specified development, respiratory, carcinogenic and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999. The California Air Resources Board is in the process of determining whether to identify ETS as a toxic air contaminant. If that state does so, it could adopt measures to reduce or eliminate emissions, including further restrictions regarding venues where smoking is permitted or controls on cigarette emissions.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law requires cigarettes sold in that state to meet a mandated standard for ignition propensity. Such ignition propensity standards were established in 2003 and became effective in June of 2004. Lorillard developed proprietary technology to comply with the standards and was compliant by the effective date.

Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard’s business, though if enacted, they could have a material adverse effect on Lorillard’s business and the Company’s financial position or results of operations in the future.

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

Advertising and Marketing: Lorillard advertises its products to adult smokers in magazines, newspapers, direct mail and point-of-sale display materials. In addition, Lorillard promotes its cigarette brands to adult smokers through

Item 1. Business
Lorillard, Inc. - (Continued)

distribution of store coupons, retail price promotions, and personal contact with distributors and retailers. Although Lorillard’s sales are made primarily to wholesale distributors rather than retailers, Lorillard’s sales personnel monitor retail and wholesale inventories, work with retailers on displays and signs, and enter into promotional arrangements with retailers from time to time.

As a general matter, Lorillard allocates its marketing expenditures among brands on the basis of marketplace opportunity and profitable return. In particular, Lorillard focuses its marketing efforts on the premium segment of the U.S. cigarette industry, with a specific focus on Newport.

Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, on November 23, 1998, Lorillard and the three other largest major cigarette manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories to settle certain health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by the four remaining states which together with the MSA are generally referred to as the “State Settlement Agreements.” Under the State Settlement Agreements the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth; bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products; bans tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions; prohibits the distribution of free samples of tobacco products except within adult-only facilities; prohibits payments for tobacco product placement in various media; and bans gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

Many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising. There may be additional local, state and federal legislative and regulatory initiatives relating to the advertising and promotion of cigarettes in the future. Lorillard cannot predict the impact of such initiatives on its marketing and sales efforts.

Lorillard funds a Youth Smoking Prevention Program, which is designed to discourage youth from smoking. The program addresses youth, parents and, through the “We Card” program, retailers, to prevent purchase of cigarettes by underage purchasers. Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18.

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

As of December 31, 2004, Lorillard had approximately 700 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2004, 2003 and 2002, sales made by Lorillard to McLane Company, Inc., comprised 20%, 20% and 17%, respectively, of Lorillard’s revenues. No other customer accounted for more than 10% of 2004, 2003 or 2002 sales. Lorillard does not have any backlog orders.

Most of Lorillard’s customers buy cigarettes on a next-day-delivery basis. Approximately 90% of Lorillard’s customers purchase cigarettes using electronic funds transfer, which provides immediate payment to Lorillard.

Raw Materials and Manufacturing: In its production of cigarettes, Lorillard uses burley leaf tobacco, and flue-cured leaf tobacco grown in the United States and abroad, and aromatic tobacco grown primarily in Turkey and other Near Eastern countries. A domestic supplier manufactures all of Lorillard’s reconstituted tobacco.

Lorillard purchases more than 99% of its domestic leaf tobacco from Dimon International, Inc. Lorillard directs Dimon in the purchase of tobacco according to Lorillard’s specifications for quality, grade, yield, particle size, moisture content and other characteristics. Dimon purchases and processes the whole leaf and then dries and packages it for shipment to and storage at Lorillard’s Danville, Virginia facility. In the event that Dimon becomes unwilling or unable to supply leaf

Item 1. Business
Lorillard, Inc. - (Continued)

tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

Due to the varying size and quality of annual crops and other economic factors, tobacco prices have historically fluctuated. The passage of “The American Jobs Creation Act of 2004” (also known as the FSC-ETI bill ) on October 22, 2004 eliminated historical U.S. price supports that accompanied production controls which inflated the market price of U.S. tobacco. Lorillard believes the elimination of production controls and price supports will favorably impact the cost of U.S. tobacco.

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

Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard’s volume of units sold, which in turn could have an adverse impact on Lorillard’s profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on industry volume or Lorillard volume, on the mix between premium and discount sales, on Lorillard’s market share or on Lorillard’s profits and earnings. In addition, Lorillard and other cigarette manufacturers, from time to time, engage in significant promotional activities. These sales promotion costs are accounted for as a reduction in net sales revenue and therefore impact average prices.

Properties: Lorillard’s manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. In addition, Lorillard owns tobacco receiving and storage facilities totaling approximately 1,500,000 square feet in Danville, Virginia. Lorillard’s executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Its 93,800 square-foot research facility is also located in Greensboro.

Lorillard’s principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 25 public distributing warehouses located throughout the United States.

Competition: The domestic U.S. market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Lorillard’s principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris (“PM”) and Reynolds American Inc. (“RAI”).

Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program and the combination of RJ Reynolds Tobacco Company (“RJR”) and Brown & Williamson (“B&W”) into RAI discussed below. The terms of Philip Morris’ merchandising contracts preclude Lorillard from obtaining visible space in the retail store to effectively promote its brands. As a result, in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs thereby limiting its sales potential.

Lorillard’s 8.8% market share of the 2004 U.S. domestic cigarette industry was third highest overall. Philip Morris and RAI accounted for approximately 47.4% and 28.8%, respectively, of wholesale shipments in 2004. Among the three major manufacturers, Lorillard ranked third behind Philip Morris and RAI with a 12.0% share of the premium segment in 2004.

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

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary of the Company, presently operate the following 20 hotels. Loews Hotels accounted for 2.07%, 1.74% and 1.53% of the Company’s consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

	Number of
Name and Location	Rooms	Owned, Leased or Managed

Loews Annapolis	220	Owned
Annapolis, Maryland
Loews Beverly Hills Hotel	137	Management contract expiring 2008 (a)
Beverly Hills, California
Loews Coronado Bay Resort	440	Land lease expiring 2034
San Diego, California
Loews Denver	185	Owned
Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel	347	Management contract (a)(b)
St. Pete Beach, Florida
Hard Rock Hotel,	650	Management contract (c)
at Universal Orlando
Orlando, Florida
House of Blues Hotel, a Loews Hotel	370	Management contract expiring 2005 (a)
Chicago, Illinois
The Jefferson, a Loews Hotel	100	Management contract expiring 2010 (a)
Washington, D.C.
Loews Le Concorde	405	Land lease expiring 2069
Quebec City, Canada
Loews L’Enfant Plaza	370	Management contract expiring 2005 (a)
Washington, D.C.
Loews Miami Beach Hotel	790	Land lease expiring 2096
Miami Beach, Florida
Loews New Orleans Hotel	285	Management contract expiring 2018 (a)
New Orleans, Louisiana
Loews Philadelphia Hotel	585	Owned
Philadelphia, Pennsylvania
Portofino Bay Hotel,	750	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
The Regency, a Loews Hotel	350	Land lease expiring 2013, with renewal option
New York, New York		for 47 years
Royal Pacific Resort	1,000	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
Loews Santa Monica Beach	340	Management contract expiring 2018, with
Santa Monica, California		renewal option for 5 years (a)
Loews Vanderbilt Plaza	340	Owned
Nashville, Tennessee
Loews Ventana Canyon Resort	400	Management contract expiring 2009, with
Tucson, Arizona		renewal options for 5 years (a)
Loews Hotel Vogue	140	Owned
Montreal, Canada

Item 1. Business
Loews Hotels Holding Corporation - (Continued)

_________
(a)	These management contracts are subject to termination rights.
(b)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.
(c)
A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort’s owners and are being operated by Loews Hotels pursuant to a management contract.

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

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used primarily in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 45 offshore rigs. Diamond Offshore accounted for 5.48%, 4.18% and 4.70% of the Company’s consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Diamond Offshore owns and operates 30 semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersibles are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersibles can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Three semisubmersible rigs in Diamond Offshore’s fleet have this capability.

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

Diamond Offshore currently has three cold-stacked semi-submersible rigs. When Diamond Offshore anticipates that a rig will be idle for an extended period of time, it cold stacks the unit by removing the crew and ceasing to actively market the rig. This reduces expenditures associated with keeping the rig ready to go to work. One of Diamond Offshore’s semisubmersibles has been cold stacked in the Gulf of Mexico since December 2002, and Diamond Offshore is marketing another cold stacked semisubmersible, the Ocean Liberator, for sale to a third party. The remaining cold-

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

stacked semisubmersible, the Ocean Endeavor, will undergo a major upgrade for ultra-deepwater service commencing in the second quarter of 2005.

Diamond Offshore owns 14 jack-ups, all of which were being actively marketed as of January 31, 2005. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore’s jack-ups are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 31, 2005, 12 of Diamond Offshore’s jack-up rigs were located in the Gulf of Mexico. Of these rigs, nine are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Both of Diamond Offshore’s remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Bangladesh, and the other was located offshore India as of January 31, 2005.

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

Markets: Diamond Offshore’s principal markets for its offshore contract drilling services are the Gulf of Mexico, including the United States and Mexico, Europe, principally the U.K. and Norway, South America, Africa and Australia/Southeast Asia. Diamond Offshore actively markets its rigs worldwide. From time to time Diamond Offshore’s fleet operates in various other markets throughout the world as the market demands.

Diamond Offshore believes its presence in multiple markets is valuable in many respects. For example, Diamond Offshore believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and in the Gulf of Mexico, while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, Diamond Offshore believes its performance for a customer in one market segment or area enables it to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.

Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Dayrate contracts have historically accounted for a substantial portion of Diamond Offshore’s revenues. In addition, Diamond Offshore has worked some of its rigs under dayrate contracts that include the ability to earn an incentive bonus based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells (a “well-to-well contract”) or a stated term (a “term contract”) and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed terms, including dayrates.

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

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore’s annual consolidated revenues, although the specific customers may vary from year to year. During 2004, Diamond Offshore performed services for 53 different customers with Petróleo Brasileiro S. A. (“Petrobras”) and PEMEX - Exploración Y Producción (“PEMEX”) accounting for 12.6% and 10.5% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2003, Diamond Offshore performed services for 52 different customers with Petrobras and BP P.L.C. (“BP”) accounting for 20.3% and 11.9% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2002, Diamond Offshore performed services for 46 different customers with Petrobras, BP, and Murphy Exploration and Production Company accounting for 19.0%, 18.9% and 10.4% of Diamond Offshore’s annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore’s results of operations.

Competition: The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including the current and anticipated prices of oil and natural gas, the expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond Diamond Offshore’s control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor’s safety record, crew quality, rig location and quality of service and equipment, an oversupply of rigs can create an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. In periods of increased drilling activity, rig availability often becomes a consideration, particularly with respect to technologically advanced units. Diamond Offshore believes competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. Such movements, reactivations or a decrease in drilling activity in any major market could depress dayrates and could adversely affect utilization of Diamond Offshore’s rigs.

Regulation: Diamond Offshore’s operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to its operations, including certain regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. For example, Diamond Offshore may be liable for damages and costs incurred in connection with oil spills for which it is held responsible. Laws and regulations protecting the environment have become increasingly stringent in recent years and may, in certain circumstances, impose “strict liability” rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Liability under such laws and regulations may result from either governmental or citizen prosecution. Such laws and regulations may expose Diamond Offshore to liability for the conduct of or conditions caused by others, or for acts of Diamond Offshore that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on Diamond Offshore.

The United States Oil Pollution Act of 1990 (“OPA ‘90”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ‘90 and such similar legislation and related regulations impose a variety of obligations on Diamond Offshore related to the prevention of oil spills and liability for damages resulting from such

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

spills. OPA ‘90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of public and private damages.

Indemnification and Insurance: Diamond Offshore’s operations are subject to hazards inherent in the drilling of oil and gas wells such as blowouts, reservoir damage, loss of production, loss of well control, cratering or fires, the occurrence of which could result in the suspension of drilling operations, injury to or death of rig and other personnel and damage to or destruction of Diamond Offshore’s customer’s or a third party’s property or equipment. Damage to the environment could also result from Diamond Offshore’s operations, particularly through oil spillage or uncontrolled fires. In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Diamond Offshore has insurance coverage and contractual indemnification for certain risks, but there can be no assurance that such coverage or indemnification will adequately cover Diamond Offshore’s loss or liability in certain circumstances or that Diamond Offshore will continue to carry such insurance or receive such indemnification.

Diamond Offshore’s retention of liability for property damage is between $1.0 million and $2.5 million per incident, depending on the value of the equipment, with an additional aggregate annual deductible of $4.5 million.

Operations Outside the United States: Operations outside the United States accounted for approximately 56.0%, 51.6% and 55.5% of Diamond Offshore’s total consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Diamond Offshore’s non-U.S. operations are subject to certain political, economic and other uncertainties not normally encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. Diamond Offshore’s operations outside the United States may also face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital.

During 2003, Diamond Offshore entered into contracts to operate four of its semisubmersible rigs offshore Mexico for PEMEX, the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than it normally assumes, such as exposure to greater environmental liability. While Diamond Offshore believes that the financial terms of the contracts and Diamond Offshore’s operating safeguards in place mitigate these risks, there can be no assurance that Diamond Offshore’s increased risk exposure will not have a negative impact on Diamond Offshore’s future operations or financial results.

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

BOARDWALK PIPELINES, LLC

Boardwalk Pipelines, LLC (formerly TGT Pipelines, LLC, “Boardwalk Pipelines”) is engaged, through its subsidiaries, in the operation of interstate natural gas transmission pipeline systems. Boardwalk Pipelines includes Texas Gas Transmission, LLC (“Texas Gas”), acquired in May of 2003, and Gulf South Pipeline Company, LP (“Gulf South”), acquired in December of 2004. Boardwalk Pipelines accounted for 1.74% and 0.87% of the Company’s consolidated total revenue for the years ended December 31, 2004 and 2003, respectively.

Texas Gas

Texas Gas owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois.

Item 1. Business
Boardwalk Pipelines, LLC - (Continued)

Texas Gas’ pipeline transmission system is composed of: approximately 5,900 miles of mainline, storage, and branch transmission pipelines, having a mainline delivery capacity of approximately 2.8 billion cubic feet (“Bcf”) of gas per day; 31 compressor stations; and natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky, having storage capacity of approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.

Recent requests for additional storage capacity have exceeded the physical capabilities of Texas Gas’ system, thereby prompting Texas Gas to expand its storage facilities. In February, Texas Gas received Federal Energy Regulatory Commission (“FERC”) approval to commence expansion of its Western Kentucky storage complex for service to two customers beginning November 1, 2005. Texas Gas estimates that this project will cost approximately $20.7 million and will allow the additional withdrawal of 82,000 MMBtu per day.

Texas Gas owns a majority of its storage gas which it uses, in part to meet operational balancing needs on their system, in part to meet the requirements of Texas Gas’s firm and interruptible storage customers, and in part to meet the requirements of its “No-Notice” (“NNS”) transportation service, which allows Texas Gas’s customers to temporarily draw from its storage gas during the winter season to be repaid in-kind during the following summer season. A small amount of storage gas is also used to provide “Summer No-Notice” (“SNS”) transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. SNS customers may temporarily draw from Texas Gas’s storage gas in the summer, to be repaid during the same summer season. A large portion of the gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

Texas Gas’ direct market area encompasses eight states in the South and Midwest and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati, Ohio; and the Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines. At December 31, 2004, Texas Gas had transportation contracts with approximately 500 shippers, including distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

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

Gulf South’s pipeline system is composed of: approximately 6,800 miles of transmission pipeline, having a peak day delivery capacity of approximately 3.0 Bcf of gas per day, and 1,200 miles of gathering pipeline; 32 compressor stations; and natural gas storage reservoirs in two underground storage fields located in Louisiana and Mississippi having working gas storage capacity of approximately 68.5 Bcf of gas.

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

Regulation: The natural gas pipeline operations of Boardwalk Pipelines are subject to regulation by the FERC under the Natural Gas Act of 1938 (“NGA”) and Natural Gas Policy Act of 1978 (“NGPA”). They are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. The FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of regulated pipeline companies.

Item 1. Business
Boardwalk Pipelines, LLC - (Continued)

The maximum rates that may be charged by Texas Gas and Gulf South for their gas transportation and storage services are established through the FERC ratemaking process. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughout assumptions. The allowed rate of return must be approved by the FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. Texas Gas is currently obligated to file a new rate case with the FERC, with rates to be effective no later than November 1, 2005. Gulf South currently has no obligation to file a new rate case. Most of Gulf South’s transportation services are provided at less than the current maximum applicable rates allowed by its tariff. Gulf South charges market based rates for that portion of its storage services provided from its Bistineau gas storage facility (and those it will provide at the storage field it is developing in Louisiana) pursuant to authority granted to it by the FERC.

Competition: Boardwalk Pipelines competes primarily with other interstate and intrastate pipeline systems in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, access to supply basins, and flexibility and reliability of service. In addition, the FERC’s continuing efforts to increase competition in the natural gas industry are having the effect of increasing the natural gas transportation options of the traditional customer bases of Texas Gas and Gulf South. As a result, segmentation and capacity release have created an active secondary market which is increasingly competitive with them. The business of Boardwalk Pipelines is, in part, dependent on the volumes of natural gas consumed in the United States. Natural gas competes with other forms of energy available to their customers, including electricity, coal, and fuel oils.

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

BULOVA CORPORATION

Bulova Corporation (“Bulova”) is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for 1.16%, 1.01% and 0.95% of the Company’s consolidated total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Bulova’s principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. Clocks are principally sold under the Bulova brand name. All watches and substantially all clocks are purchased from foreign suppliers. Bulova’s principal markets are the United States, Canada and Mexico. Bulova’s product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle.

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

AVAILABLE INFORMATION

The Company’s website address is www.loews.com. The Company makes available, free of charge, through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter have also been posted and are available on the Company’s website.

Item 2. Properties.

Information relating to the properties of Registrant and its subsidiaries is contained under Item 1.

Item 3. Legal Proceedings.

Insurance Related - Information with respect to insurance related legal proceedings is incorporated by reference to Note 21, “Legal Proceedings - Insurance Related” of the Notes to Consolidated Financial Statements included in Item 8.

Tobacco Related - Approximately 4,075 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,750 of these cases. The Company is a defendant in five of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 21, “Legal Proceedings - Tobacco Related” of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

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

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of “light” cigarettes. The Company is a defendant in two of the class action cases. Lorillard is not a defendant in approximately 30 additional “lights” class action cases that are pending against other cigarette manufacturers. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

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

Other tobacco-related litigation includes “Tobacco Related Anti-Trust Cases.” Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

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

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Loews Corporation’s common stock is listed on the New York Stock Exchange. The following table sets forth the reported high and low sales prices in each calendar quarter of 2004 and 2003:

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

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2004 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	1,257,775	$50.302	573,450
Carolina Group stock:
Equity compensation plans approved by
security holders (b)	560,000	$25.230	937,750
Equity compensation plans not approved
by security holders (c)	N/A	N/A	N/A
___________
(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	Consists of the Carolina Group 2002 Stock Option Plan.
(c)	The Company has no equity compensation plans that have not been authorized by its stockholders.

Approximate Number of Equity Security Holders

The Company has approximately 1,770 holders of record of Loews common stock and approximately 90 holders of record of Carolina Group stock.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management excluded from this assessment the business of Gulf South, which was acquired on December 29, 2004 and which was immaterial to the Company’s 2004 consolidated financial results. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

    Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The attestation report of Deloitte & Touche LLP follows this report.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Loews Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Loews Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 and our report dated February 28, 2005 (May 5, 2005 as to the effects of the restatement described in Note 25) expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

Deloitte & Touche LLP
New York, New York
February 28, 2005

Item 6. Selected Financial Data.

Year Ended December 31	2004	2003	2002	2001	2000
(In millions, except per share data)	Restated (a)	Restated (a)	Restated (a)	Restated (a)	Restated (a)

Results of Operations:

Revenues	$15,248.5	$16,472.0	$17,463.9	$18,736.2	$20,695.0
Income (loss) before taxes and minority
interest	$1,828.8	$(1,357.1)	$1,666.1	$(764.5)	$3,174.4
Income (loss) from continuing operations	$1,235.3	$(654.0)	$993.5	$(510.4)	$1,857.3
Discontinued operations - net		55.4	(27.0)	13.9	13.1
Cumulative effect of changes in
accounting principles - net			(39.6)	(53.3)
Net income (loss)	$1,235.3	$(598.6)	$926.9	$(549.8)	$1,870.4

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$1,050.8	$(769.2)	$852.8	$(510.4)	$1,857.3
Discontinued operations - net		55.4	(27.0)	13.9	13.1
Cumulative effect of changes in
accounting principles - net			(39.6)	(53.3)
Loews common stock	1,050.8	(713.8)	786.2	(549.8)	1,870.4
Carolina Group stock	184.5	115.2	140.7
Net income (loss)	$1,235.3	$(598.6)	$926.9	$(549.8)	$1,870.4

Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$5.66	$(4.15)	$4.54	$(2.61)	$9.35
Discontinued operations - net		0.30	(0.14)	0.07	0.06
Cumulative effect of changes in
accounting principles - net			(0.21)	(0.27)
Net income (loss)	$5.66	$(3.85)	$4.19	$(2.81)	$9.41

Carolina Group stock	$3.15	$2.76	$3.50

Financial Position:

Investments	$44,298.5	$42,514.8	$40,136.7	$41,159.1	$41,332.7
Total assets	73,634.9	77,857.3	70,448.1	74,941.0	71,363.7
Debt	6,990.3	5,820.2	5,651.9	5,920.3	6,040.0
Shareholders’ equity	12,156.0	11,023.0	11,191.8	9,371.0	10,873.5
Cash dividends per share:
Loews common stock	0.60	0.60	0.60	0.58	0.50
Carolina Group stock	1.82	1.81	1.34
Book value per share of Loews common
stock	66.56	60.75	61.45	48.94	55.15
Shares outstanding:
Loews common stock	185.58	185.45	185.44	191.49	197.23
Carolina Group stock	67.97	57.97	39.91

(a)
Restated to correct CNA’s accounting for several reinsurance agreements primarily with a former affiliate and equity accounting for that affiliate. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement for Reinsurance and Equity Investee Accounting

This amendment on Form 10-K/A reflects solely the restatement of the consolidated financial statements of Loews Corporation as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct the accounting for several reinsurance contracts entered into by a subsidiary of CNA, primarily with a former affiliate of CNA, and CNA’s equity accounting for that affiliate, as discussed in Note 25 of the Notes to Consolidated Financial Statements. This Management’s Discussion and Analysis (“MD&A”) gives effect to the restatement of the Consolidated Financial Statements.

As previously reported, CNA continues to respond to various subpoenas, interrogatories and other requests for information received from state and federal regulatory authorities relating to on-going insurance industry investigations of non-traditional insurance products, including finite reinsurance. As also previously reported, CNA agreed to undergo a state regulatory financial examination of Continental Casualty Company and its insurance subsidiaries as of December 31, 2003. Such review includes examination of certain of the finite reinsurance contracts entered into by CNA and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. In the course of complying with these requests, CNA conducted a comprehensive review of its finite reinsurance relationships, including contracts with a former affiliate. CNA’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in the context of the referenced state regulatory examination, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition.

The effect of the restatement is included in the table below. Additionally, the Consolidated Statements of Shareholders’ Equity reflects a decrease in the Company’s retained earnings of $58.3 million as of January 1, 2002.

December 31	2004		2003
(In millions)	Previously		Previously
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets:
Receivables	$18,807.2	$18,696.2	$20,479.2	$20,328.5
Deferred income taxes	624.9	640.9	530.2	548.7
Claim and claim adjustment expense	31,520.5	31,523.0	31,730.2	31,731.7
Reinsurance balances payable	3,043.1	2,980.8	3,432.0	3,332.7
Earnings retained in the business	9,616.6	9,589.3	8,602.1	8,570.8

Year Ended December 31	2004		2003		2002
(In millions, except per share data)	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated Statements of Operations:
Insurance premiums	$8,205.0	$8,205.2	$9,209.8	$9,211.6	$10,209.9	$10,209.9
Net investment income	1,869.3	1,875.3	1,849.9	1,859.1	1,789.2	1,796.6
Insurance claims and policyholders’
benefits	6,445.6	6,445.0	10,286.5	10,276.2	8,420.3	8,402.3
Income tax expense (benefit)	533.8	536.2	(534.1)	(526.6)	579.8	588.7
Net income (loss)	1,231.3	1,235.3	(610.7)	(598.6)	912.0	926.9

Net income (loss) per Loews common
share	$5.64	$5.66	$(3.91)	$(3.85)	$4.11	$4.19

    The restatement had no effect on total cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2004 was $1,235.3 million, compared to a net loss of $598.6 million in the prior year.

The following table summarizes the net income (loss) and earnings per share information:

Year Ended December 31	2004	2003
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) before net investment gains (losses) (a)	$1,195.7	$(1,032.3)
Net investment gains (losses) (b)	(144.9)	263.1
Income (loss) from continuing operations	1,050.8	(769.2)
Discontinued operations-net	-	55.4
Net income (loss) attributable to Loews common stock	1,050.8	(713.8)
Net income attributable to Carolina Group stock	184.5	115.2
Consolidated net income (loss)	$1,235.3	$(598.6)

Per share:
Income (loss) per share of Loews common stock:
Income (loss) from continuing operations	$5.66	$(4.15)
Discontinued operations-net	-	0.30
Net income (loss) per share of Loews common stock	$5.66	$(3.85)

Net income per share of Carolina Group stock	$3.15	$2.76
__________

(a)	Includes income of $116.5 (after tax) for the year ended December 31, 2004 from an investee’s sale of four ultra large crude oil tankers.
(b)
Includes a loss of $352.9 (after tax and minority interest) for the year ended December 31, 2004 related to CNA's sale of its individual life insurance business and a loss of $116.4 (after tax and minority interest) for the year ended December 31, 2003 related to CNA’s sale of its Group Benefits business.

Net income attributable to Loews common stock for the year ended 2004 amounted to $1,050.8 million or $5.66 per share, compared to a loss of $713.8 million or $3.85 per share in the prior year.

Income before net investment gains (losses) attributable to Loews common stock amounted to $1,195.7 million in the year ended 2004 compared to a loss of $1,032.3 million in the prior year. Results for 2004 include charges at CNA of $162.5 million (after tax and minority interest) due to the impact of the Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by income of $116.5 million (after taxes) from Hellespont Shipping Corporation, a 49%-owned company, following the sale of its four ultra-large oil tankers. The 2003 results include charges by CNA for net prior year development of $1,667.4 million (after tax and minority interest) and an increase in bad debt reserves for insurance and reinsurance receivables of $356.9 million (after tax and minority interest).

Net income attributable to Loews common stock includes net investment losses of $144.9 million (after tax and minority interest), compared to net investment gains of $263.1 million (after tax and minority interest) in the prior year. Net investment losses in 2004 are due primarily to a loss of $352.9 million (after tax and minority interest) from CNA’s sale of its individual life insurance business.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Results - (Continued)

    Consolidated revenues for the year ended 2004 amounted to $15.2 billion compared to $16.5 billion in the prior year. The decline in revenues reflects CNA’s sale of its Group Benefits business in December of 2003 and the sale of the individual life insurance business in April of 2004.

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

The Texas Gas pipeline transmission system has a mainline delivery capacity of approximately 2.8 billion cubic feet (“Bcf”) of gas per day and is composed of approximately 5,900 miles of mainline, storage, and branch transmission pipelines and 31 compressor stations. Texas Gas owns and operates natural gas storage reservoirs in nine underground storage fields located in Indiana and Kentucky. The certificated storage capacity of Texas Gas’s fields is approximately 178 Bcf of gas, of which approximately 55 Bcf is working gas.

In December of 2004, Boardwalk Pipelines acquired Gulf South for approximately $1.14 billion. Gulf South is an interstate natural gas transmission company that owns and operates a natural gas pipeline and gathering system located in parts of Texas, Louisiana, Mississippi, Alabama and Florida. Gulf South’s pipeline transmission system is composed of approximately 6,800 miles of transmission pipelines, 1,200 miles of gathering pipeline and 32 compressor stations. Gulf South has 68.5 Bcf of working gas storage capacity.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CNA Recent Developments - (Continued)

In November of 2003, CNA established a capital plan to replenish statutory capital impacted by the strategic review and charges for prior year development and related matters. Under the capital plan, in November of 2003, CNA sold to Loews $750.0 million of a new series of convertible preferred stock which converted into 32,327,015 shares of CNA common stock in April of 2004, and received commitments from Loews for additional capital support of up to $650.0 million through the purchase of surplus notes of Continental Casualty Company (“CCC”), CNA’s principal insurance subsidiary, in the event certain additions to CCC’s statutory capital were not achieved through asset sales. As a result of this commitment, Loews purchased $300.0 million principal amount of surplus notes in February of 2004 in relation to CNA’s sale of the individual life business and $46.0 million principal amount of surplus notes in February of 2004 in relation to the sale of the group benefits business. The $300.0 million surplus note was repaid in June of 2004, and the $46.0 million surplus note was repaid in December of 2004, thereby fulfilling all of the commitments under the capital plan.

Classes of Common Stock

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company’s 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.9 billion outstanding at December 31, 2004), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2004, the outstanding Carolina Group stock represents a 39.19% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company’s assets and liabilities other than the 39.19% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

The existence of separate classes of common stock could give rise to occasions where the interests of the holders of Loews common stock and Carolina Group stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, the Company’s board of directors could, in its sole discretion, from time to time, make determinations or implement policies that affect disproportionately the groups or the different classes of stock. For example, the Company’s board of directors may decide to reallocate assets, liabilities, revenues, expenses and cash flows between groups, without the consent of shareholders. The board of directors would not be required to select the option that would result in the highest value for holders of Carolina Group stock.

As a result of the flexibility provided to Loews’s board of directors, it might be difficult for investors to assess the future prospects of the Carolina Group based on the Carolina Group’s past performance.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change the Company’s ownership of Lorillard, Inc. or Lorillard, Inc.’s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such group as described above. The Carolina Group and the Loews Group are not separate legal entities and the attribution of assets and liabilities to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities.

Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

Parent Company Structure

The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company’s subsidiaries will

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Parent Company Structure - (Continued)

generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders (see Liquidity and Capital Resources - CNA Financial, below).

At December 31, 2004, the book value per share of Loews common stock was $66.56, compared to $60.75 at December 31, 2003.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting policies discussed below are considered by management to be critical to an understanding of the Company’s consolidated financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on the Company’s results of operations or equity.

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

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent the Company is a defendant in any of the lawsuits, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The jury was not asked to apportion damages in its verdict so Lorillard’s share of the judgment has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants in this matter have initiated an appeal from the judgment to the Louisiana Court of Appeals. Pursuant to Louisiana law, the trial court entered an order setting the amount of the appeal bond at $50.0 million for all defendants, of which Lorillard secured $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard's share of the appeal bond is uncertain.

Except for the impact of the State Settlement Agreements as described in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that the Company’s results of operations, cash flows and its financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

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

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an impairment committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred.

The Company continues to monitor potential changes in authoritative guidance related to recognizing other-than-temporary impairments. Any such changes may cause the Company to recognize impairment losses in results of operations which would not be recognized under the current guidance, or to recognize such losses in earlier periods, especially those due to increases in interest rates. Such changes could also impact the recognition of investment income on impaired securities. While the impact of changes in authoritative guidance could increase earnings volatility in future periods, because fluctuations in the fair value of securities are already reflected in shareholders’ equity, any changes would not be expected to have a significant impact on equity. Further information on CNA’s process for evaluating impairments is provided in the “Investments - CNA” section below.

Securities in the parent company’s investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company’s investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

Long Term Care Products

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company’s results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

Pension and Postretirement Benefit Obligations

The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company’s pension and postretirement benefit obligations is included in Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Loans to National Contractor

CNA Surety Corporation (“CNA Surety”) has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of December 31, 2004 and 2003, there were $99.0 million and $80.0 million of total debt outstanding under the credit facility. Additional loans in January and February of 2005 brought the total debt outstanding under the credit facility, less accrued interest, to $104.0 million as of February 24, 2005. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $29.0 million and $25.0 million of the loans outstanding as of December 31, 2004 and 2003, and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

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

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company has taken an impairment charge of $80.5 million pretax ($48.8 million after-tax and minority interest) for the fourth quarter of 2004 with respect to amounts loaned under the facility. Any draws under the credit facility beyond $106.0 million or further changes in the national

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

contractor’s business plan or projections may necessitate further impairment charges. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Further information on the Company’s exposure to this national contractor and this credit agreement is provided in Note 22 of the Notes to Consolidated Financial Statements included under Item 8 and the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

As a result of the strategic review and other actions described above in “CNA Recent Developments,” in 2004 CNA changed how it manages its core operations and makes business decisions. Accordingly, the Company and CNA have revised the reportable business segment structure to reflect these changes.

CNA now manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re (formerly included in the Property and Casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

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

Throughout this MD&A the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above.

In 2004, expenses incurred related to uncollectible reinsurance receivables were reclassified from “Other operating expenses” to “Insurance claims and policyholders’ benefits.” This change in expenses incurred related to uncollectible reinsurance receivables impacted the loss and loss adjustment expense and the expense ratios. In addition, investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Statements of Operations. Prior period amounts and ratios have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) or the combined ratios in any period.

In addition, until 2003, the operations of Bulova were formerly reported in its own operating segment and are now included in the Corporate and Other segment. Prior period segment disclosures have been conformed to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations by Business Segment - (Continued)

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 91% owned subsidiary of the Company.

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
reinsurance treaties:
Property and casualty, excluding APMT	$107.0	$75.0	$20.0	$202.0
APMT			55.0	55.0
Total	107.0	75.0	75.0	257.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	115.0	58.0	84.0	257.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Pretax unfavorable (favorable) premium
development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$18.0	$30.0	$93.0	$141.0
Total 2004 unfavorable net prior year development
(after-tax and minority interest)	$11.0	$18.3	$54.8	$84.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2003	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and allocated
claim adjustment expense development excluding
the impact of corporate aggregate reinsurance
treaties:
Property and casualty, excluding APMT	$1,423.0	$313.0	$346.0	$2,082.0
APMT			795.0	795.0
Total	1,423.0	313.0	1,141.0	2,877.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	938.0	257.0	1,039.0	2,234.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	209.0	6.0	(32.0)	183.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Pretax unfavorable premium development	478.0	37.0	26.0	541.0
Total 2003 unfavorable net prior year development
(pretax)	$1,416.0	$294.0	$1,065.0	$2,775.0
Total 2003 unfavorable net prior year development
(after-tax and minority interest)	$829.5	$172.2	$624.0	$1,625.7

Year Ended December 31, 2002

Pretax unfavorable (favorable) net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$(189.0)	$55.0	$228.0	$94.0
Ceded losses related to corporate aggregate
reinsurance treaties	(14.0)	(41.0)	(93.0)	(148.0)
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(203.0)	14.0	135.0	(54.0)
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	76.0	17.0	(103.0)	(10.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	10.0	29.0	62.0	101.0
Pretax unfavorable (favorable) premium development	86.0	46.0	(41.0)	91.0
Total 2002 unfavorable (favorable) net prior year
development (pretax)	$(117.0)	$60.0	$94.0	$37.0
Total 2002 unfavorable (favorable) net prior year
development (after-tax and minority interest)	$(68.0)	$34.9	$54.5	$21.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Reserves - Estimates and Uncertainties

CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (“case reserves”) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Insurance Segment Results sections of this MD&A and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The level of reserves maintained by CNA represents management’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that are derived by CNA, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

Among the many uncertain future events about which CNA makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail.” These factors must be individually considered in relation to CNA’s evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant management judgment.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

    The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Insurance Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on the Company’s results of operations.

CNA’s experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA; and

•	CNA’s ability to recover reinsurance for APMT claims.

It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of APMT claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of CNA’s carried loss reserves.

    Due to the factors described above, among others, establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A for additional information relating to APMT claims and reserves.

CNA’s recorded reserves, including APMT reserves, reflect management’s best estimate as of a particular point in time based upon known facts, current law and management’s judgment. The reserve analyses performed by CNA’s actuaries result in point estimates. Management uses these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of management’s consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis performed by CNA’s actuaries results in both a point estimate and a range. Management uses the point estimate as the primary factor in determining the carried reserve but also considers the range given the volatility of APMT exposures, as noted above.

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

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see discussion on Net Prior Year Development, above). These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business, insurer financial strength and debt ratings, and the Company’s results of operations and equity. See the Ratings section of this MD&A.

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

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2004	Reserves	Reserves
(In millions, except %)

Standard Lines	$14,302.0	+/- 7.0%
Specialty Lines	4,860.0	+/- 7.0%
Other Insurance	8,681.0	+/- 25.0%

The estimated volatility noted above does not represent an actuarial range around CNA’s gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment, and along with the associated reserve balances, allows for the quantification of potential earnings impacts in future reporting periods. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, the potential for changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to net income or shareholders’ equity.

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

    Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers’ compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

CNA’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail later in this section, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Balance Sheets.

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $261.0 million, $335.0 million and $232.0 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,564.0 million and $2,782.0 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if CNA exceeds certain aggregate loss ratio thresholds, the rate at which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46.0 million, $147.0 million and $10.0 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

    The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

December 31,	2004	2003
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,878.4	$14,065.2
Ceded future policy benefits	1,259.6	1,218.2
Ceded policyholders' funds	64.8	6.6
Billed reinsurance receivables	685.2	813.1
Reinsurance receivables	15,888.0	16,103.1
Allowance for uncollectible reinsurance	(531.1)	(572.6)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$15,356.9	$15,530.5

    CNA has established an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $531.1 million and $572.6 million at December 31, 2004 and December 31, 2003. The net decrease in the allowance was primarily due to a release of a previously established allowance related to The Trenwick Group resulting from the execution of commutation agreements in 2004, partially offset by a net increase in the allowance for other reinsurance receivables. The provision incurred related to uncollectible reinsurance receivables is presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Statements of Operations.

    Prior to the April of 2004 sale of its individual life and annuity business to Swiss Re Life & Health America Inc. (“Swiss Re”), CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2004, CNA ceded $1,012.0 million of future policy benefits to Swiss Re. In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford Financial Services, Inc. (“Hartford”). As of December 31, 2004 and 2003, these ceded reserves were $1,726.0 million and $1,473.0 million.

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

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations or equity.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover. In 2001, as a result of reserve additions including those related to accident year 1999, the $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the World Trade Center (“WTC”) event. The aggregate limits for the Aggregate Cover have been fully utilized.

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

At CNA’s discretion, the contract can be commuted annually on the anniversary date of the contract. The CCC Cover requires mandatory commutation on December 31, 2010, if the agreement has not been commuted on or before such date. Upon mandatory commutation of the CCC Cover, the reinsurer is required to release to CNA the existing balance of the funds withheld account if the unpaid ultimate ceded losses at the time of commutation are less than or equal to the funds withheld account balance. If the unpaid ultimate ceded losses at the time of commutation are greater than the funds withheld account balance, the reinsurer will release the existing balance of the funds withheld account and pay CNA the present value of the projected amount the reinsurer would have had to pay from its own funds absent a commutation. The present value is calculated using 1-year London InterBank Offered Rate (“LIBOR”) as of the date of the commutation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The Terrorism Risk Insurance Act of 2002 (the “Act”) established a program within the Department of the Treasury under which the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. The Act expires on December 31, 2005. Each participating insurance company must pay a deductible, ranging from 7.0% of direct earned premiums from commercial insurance lines in 2003 to 15.0% in 2005, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90.0% of the excess losses, while companies retain the remaining 10.0%. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges, which cannot exceed 3.0% of annual premium.

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

While the Act provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2005, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, the Company’s results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, policy terms and conditions (where applicable). In addition, under state laws, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation. In those states that mandate property insurance coverage of damage from fire following a loss, CNA is also prohibited from excluding terrorism exposure under such coverage.

Terrorism-related reinsurance losses are not covered by the Act. CNA’s assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

The bills described above would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15.0% in 2006 and raised to 20.0% in 2007. Notwithstanding these developments, enactment of a law extending the Act is not assured.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following tables summarize the 2001 Plan Initial Accrual and the activity in that accrual through December 31, 2004 by type of restructuring cost and by segment.

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)

2001 Plan Initial Accrual	$68.0	$56.0	$30.0	$35.0	$189.0
Costs that did not require cash				(35.0)	(35.0)
Payments charged against liability	(2.0)				(2.0)
Accrued costs at December 31, 2001	66.0	56.0	30.0		152.0
Costs that did not require cash	(1.0)	(3.0)	(9.0)		(13.0)
Payments charged against liability	(53.0)	(12.0)	(4.0)		(69.0)
Reduction of accrual	(10.0)	(7.0)	(15.0)		(32.0)
Accrued costs at December 31, 2002	2.0	34.0	2.0		38.0
Costs that did not require cash			(1.0)		(1.0)
Payments charged against liability	(2.0)	(15.0)			(17.0)
Accrued costs at December 31, 2003		19.0	1.0		20.0
Payments charged against liability		(5.0)			(5.0)
Accrued costs at December 31, 2004		$14.0	$1.0		$15.0

			Life and
	Standard	Specialty	Group	Other
	Lines	Lines	Non-Core	Insurance	Total
(In millions)

2001 Plan Initial Accrual	$42.0	$4.0	$54.0	$89.0	$189.0
Costs that did not require cash			(35.0)		(35.0)
Payments charged against liability				(2.0)	(2.0)
Accrued costs at December 31, 2001	42.0	4.0	19.0	87.0	152.0
Costs that did not require cash				(13.0)	(13.0)
Payments charged against liability	(34.0)	(1.0)	(18.0)	(16.0)	(69.0)
Reduction of accrual	(7.0)	(2.0)	(1.0)	(22.0)	(32.0)
Accrued costs at December 31, 2002	1.0	1.0		36.0	38.0
Costs that did not require cash				(1.0)	(1.0)
Payments charged against liability	(1.0)	(1.0)		(15.0)	(17.0)
Accrued costs at December 31, 2003				20.0	20.0
Payments charged against liability				(5.0)	(5.0)
Accrued costs at December 31, 2004	$	$	$	$15.0	$15.0

Approximately $3.0 million of the remaining accrual for the 2001 Plan, primarily related to lease termination costs, is expected to be paid in 2005.

Segment Results

The following is a discussion of the results of operations for CNA’s operating segments. In evaluating the results of the Standard Lines and Specialty Lines, management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Standard Lines

The following table summarizes the results of operations for Standard Lines for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31	2004	2003	2002
(In millions, except %)

Net written premiums	$4,582.0	$4,563.0	$4,755.0
Net earned premiums	4,917.0	4,532.0	4,678.0
Income (loss) before net realized investment gains (losses)	201.2	(853.2)	151.1
Net realized investment gains (losses)	126.2	211.1	(71.1)
Net income (loss)	327.4	(642.1)	41.8

Ratios:
Loss and loss adjustment expense	70.8%	98.0%	73.1%
Expense	34.6	42.7	31.5
Dividend	0.2	2.2	1.6
Combined	105.6%	142.9%	106.2%

2004 Compared with 2003

Net results increased $969.5 million in 2004 as compared with 2003. This improvement was due primarily to decreased unfavorable net prior year development of $828.8 million after-tax and minority interest ($1,398.0 million pretax), a decrease in the bad debt provision recorded for insurance receivables of $52.0 million after-tax and minority interest ($88.0 million pretax), a decrease in the bad debt provision for reinsurance receivables of $43.8 million after-tax and minority interest ($74.0 million pretax), decreased dividend development of $41.1 million after-tax and minority interest ($69.0 million pretax), a decrease in certain insurance related assessments of $31.9 million after-tax and minority interest ($54.0 million pretax) and increased net investment income of $52.0 million after-tax and minority interest ($88.0 million pretax), primarily due to reduced interest charges of $57.5 million after-tax and minority interest ($97.0 million pretax) related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by decreased net realized investment results of $84.9 million after-tax and minority interest ($142.0 million pretax) and increased catastrophe losses in 2004. The impact of catastrophes was $167.0 million after-tax and minority interest ($282.0 million pretax) and $64.0 million after-tax and minority interest ($110.0 million pretax) for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income and net realized investment gains (losses).

Net written premiums for Standard Lines increased $19.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased premiums ceded of $270.0 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business as competition increases and carriers protect renewals, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard. The net written premium results are consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business.

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

Net earned premiums increased $385.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270.0 million related to corporate aggregate and other reinsurance treaties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

    The combined ratio decreased 37.3 points in 2004 as compared with 2003. The loss ratio decreased 27.2 points in 2004 as compared with 2003. These improvements were primarily due to decreased net unfavorable prior year development of $1,398.0 million and a decrease in the bad debt provision recorded for reinsurance receivables of $74.0 million. These favorable impacts on the 2004 loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $260.0 million and $110.0 million were recorded in 2004 and 2003. The increased 2004 catastrophe losses were primarily due to a $235.0 million loss resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development of $18.0 million was recorded in 2004, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development. Unfavorable net prior year development of $1,416.0 million, including $938.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $478.0 million of unfavorable premium development, was recorded in 2003.

    The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Standard Lines.

December 31	2004	2003
(In millions)

Gross Case Reserves	$6,904.0	$6,416.0
Gross IBNR Reserves	7,398.0	7,866.0

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302.0	$14,282.0

Net Case Reserves	$4,761.0	$4,590.0
Net IBNR Reserves	4,547.0	4,383.0

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308.0	$8,973.0

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Approximately $73.0 million of unfavorable development recorded in 2003 was the result of a commutation of all ceded reinsurance treaties with the Gerling Global Group of companies (“Gerling”), related to accident years 1999 through 2001, including $41.0 million of unfavorable claim and allocated claim adjustment expense development and $32.0 million of unfavorable premium development.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

During 2004, additional bad debt provisions for insurance receivables of $150.0 million were recorded as compared to $242.0 million recorded in 2003. The substantial bad debt provisions for insurance receivables in 2004 and 2003 were primarily related to Professional Employer Organization (“PEO”) accounts. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. In the third quarter of 2003, CNA performed a review of PEO accounts to estimate ultimate losses and the indicated recoveries under retrospective premium or high-deductible provisions of the insurance contracts. Based on the 2003 analysis of the credit standing of the individual PEO accounts and the amount of collateral held, CNA recorded an increase in the bad debt provision. In the third quarter of 2004, the review of PEO accounts was updated and the population of accounts reviewed was expanded to include Temporary Help accounts as well. Payroll audits performed since the last study identified that the exposure base for many accounts was higher than expected. In addition, recovery estimates were updated based on current credit information on the insured. Based on the updated study, CNA recorded an estimated bad debt provision of $95.0 million in the third quarter of 2004 for these accounts.

In 2004, the expense ratio was adversely impacted by an additional $55.0 million bad debt provision for insurance receivables. The primary drivers of the provision were the completion of updated ultimate loss projections on all large account business where the insured is currently in bankruptcy and a comprehensive review of all billed balances that are past due.

The dividend ratio decreased 2.0 points in 2004 as compared with 2003 due to favorable net prior year dividend development of $23.0 million in 2004, as compared to unfavorable net prior year dividend development of $46.0 million in 2003, primarily related to workers compensation products. The favorable 2004 dividend development was related to a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

review that was completed in 2004 which indicated dividends were lower than prior expectations based on decreased usage of dividend programs.

2003 Compared with 2002

Net results decreased $683.9 million in 2003 as compared with 2002. The decrease in net results was primarily driven by increased unfavorable net prior year development of $898.1 million after-tax and minority interest ($1,533.0 million pretax), an increase in the bad debt provision for insurance and reinsurance receivables of $174.0 million after-tax and minority interest ($297.0 million pretax), an increase in certain insurance-related assessments of $44.2 million after-tax and minority interest ($74.0 million pretax), and decreased net investment income primarily due to increased interest expense of $70.3 million after-tax and minority interest ($120.0 million pretax) related to additional cessions to the corporate aggregate and other reinsurance treaties. Partially offsetting these decreases were increases in net realized investment gains and $84.8 million after-tax and minority interest ($145.0 million pretax) of increased limited partnership income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains (losses). Net results for 2002 also included a $38.2 million after-tax and minority interest ($43.0 million pretax) cumulative effect of a change in accounting principle charge related to goodwill impairment.

Net written premiums for Standard Lines decreased $192.0 million and net earned premiums decreased $146.0 million in 2003 as compared with 2002. These decreases were due primarily to increased ceded premiums of $259.0 million, including premiums ceded to corporate aggregate and other reinsurance treaties, primarily as a result of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003. Premiums also decreased as a result of a shift in the mix of business to high deductible policies, which generally have lower premiums. Partially offsetting these declines were increased premiums across most P&C and E&S lines as a result of new business initiatives and rate increases.

The combined ratio increased 36.7 points in 2003 as compared with 2002. The loss ratio increased 24.9 points due principally to an increase in unfavorable net prior year development in 2003 as compared with 2002, as discussed below, an increase in the bad debt expense reserve for reinsurance receivables of $55.0 million and $110.0 million of catastrophe losses which occurred during 2003. Catastrophe losses were $38.0 million in 2002. Based on CNA’s credit exposure to reinsurance receivables, an increase in the bad debt reserve was deemed appropriate. See the Reinsurance section of this MD&A for additional information. Partially offsetting these unfavorable variances was an improvement in the current net accident year loss ratio.

Unfavorable net prior year development of $1,416.0 million, including $938.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $478.0 million of unfavorable premium development, was recorded in 2003. Favorable net prior year development of $117.0 million, including $203.0 million of favorable claim and allocated claim adjustment expense reserve development and $86.0 million of unfavorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was discussed in the “2004 compared with 2003” section above.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The expense ratio increased 11.2 points due to increased expenses and decreased net earned premiums in 2003 as compared with 2002. Acquisition expenses were unfavorably impacted by an increase in the bad debt expense reserve for insurance receivables of $242.0 million. The increase in the bad debt provision for insurance receivables was primarily the result of a review of PEO accounts as well as certain accounts that have been turned over to third parties for collection. During 2002, Standard Lines ceased writing coverages for PEO businesses, with the last contracts expiring on June 30, 2003. The review analyzed losses and the related receivable including the associated collateral held by CNA. Upon completion of the review, it was determined that the ultimate loss estimates were larger than previously expected,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

which increased the amount of uncollateralized receivables. Based on these factors, an increase in the provision was recorded.

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

Specialty Lines averaged rate increases of 9.0%, 29.0% and 31.0% in 2004, 2003 and 2002 for the contracts that renewed during those periods. Retention rates of 83.0%, 81.0% and 77.0% were achieved for those contracts that were

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

up for renewal. CNA expects rate achievement will moderate as competition for premiums continues to accelerate in these lines of business.

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

Approximately $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded in 2003 was related to increased severity in excess coverages provided to facilities providing health care services. The increase in reserves was based on reviews of individual accounts where claims had been expected to be less than the point at which CNA’s coverage applied. The current claim trends indicated that the layers of coverage provided by CNA would be impacted. The net prior year development recorded was primarily for accident years 2001 and prior.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The expense ratio decreased 1.5 points primarily due to the increased earned premium base and a decrease of $12.0 million in certain insurance related assessments recorded in 2003. Additionally, the expense ratio was favorably impacted by decreased underwriting expenses due to CNA’s expense initiatives.

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

The combined ratio increased 14.4 points in 2003 as compared with 2002. The loss ratio increased 16.1 points due principally to increased unfavorable net prior year development, as discussed below. Additionally, the loss ratio was negatively impacted by a $77.0 million increase in the bad debt provision for reinsurance receivables, a $22.0 million increase in unallocated loss adjustment expense (“ULAE”) reserves and $49.0 million of current accident year losses for Surety, related to large losses in 2003, and $20.0 million of current accident year losses for directors and officers exposures in CNA Pro, which primarily related to recent securities class action cases related to certain mutual fund firms. These items were partially offset by the improvement in the current net accident year loss ratio on the other lines of business and the impact of higher net earned premiums.

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

The discussion of the net prior year development recorded in 2003 was included in the “2004 compared with 2003” section above.

The following discusses net prior year development for Specialty Lines recorded in 2002.

Unfavorable net prior year development of approximately $180.0 million was recorded for CNA HealthPro in 2002 and was driven principally by medical malpractice excess products provided to hospitals and physicians and coverages provided to long term care facilities, principally national for-profit nursing homes. Approximately $100.0 million of the net prior year unfavorable development was related to assumed excess products and loss portfolio transfers, and was

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

primarily driven by unexpected increases in the number of excess claims in accident years 1999 and 2000. The percentage of total claims greater than $1.0 million has increased by 33.0%, from less than 3.0% of all claims to more than 4.0% of all claims. CNA HealthPro no longer writes assumed excess products and loss portfolio transfers.

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

Net results decreased by $379.6 million in 2004 as compared with 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $352.9 million after-tax and minority

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

interest ($618.6 million pretax) from the sale of the individual life business and reduced results from the group benefits and individual life businesses. Net realized investment losses in 2003 include a loss recorded on the sale of Group Benefits business of $116.4 million after-tax and minority interest ($176.0 million pretax). Net results for the sold life and group businesses were losses of $389.7 million and $32.5 million, including the loss on sales and the effects of shared corporate overhead expenses, in 2004 and 2003. These items were partially offset by reduced increases in individual long term care reserves of $19.2 million after-tax and minority interest ($32.0 million pretax) in 2004 as compared with 2003. Also included in the net results of 2004 and 2003 were the adverse impacts of $23.7 million after-tax and minority interest ($40.0 million pretax) and $29.8 million after-tax and minority interest ($50.0 million pretax) related to certain accident and health exposures (“IGI Program”) and CNA’s past participation in accident and health reinsurance programs.

2003 Compared with 2002

Net earned premiums for Life and Group Non-Core decreased $1,032.0 million in 2003 as compared with 2002. The decrease in net earned premiums was due primarily to the transfer of the Mail Handlers Plan. The Mail Handlers Plan contributed net earned premiums of $1,151.0 million in 2002. This decline was partially offset by premium growth in the disability, specialty medical, life and accident and long term care products within group benefits due to increased new sales and rate increases, and higher sales of structured settlement annuities, growth in life insurance products and rate increases on the individual long term care product inforce blocks.

Net income decreased by $38.2 million in 2003 as compared with 2002. Net income in 2003 was adversely impacted by $116.4 million after-tax and minority interest ($176.0 million pretax) loss recorded on the sale of the Group Benefits business. In 2002, net income was adversely impacted by impairment losses. See the Investments section of this MD&A for additional information. Additionally, the decrease in net income was due to unfavorable net prior year claim and allocated claim adjustment expense reserve development of $29.8 million after-tax and minority interest ($50.0 million pretax) that was recorded in relation to CNA’s past participation in several insurance pools, which is part of the group reinsurance run-off business, and increases in individual long term care reserves of $3.6 million after-tax and minority interest ($7.0 million pretax) due to increased severity and claim frequency. Additionally a change in the discount rate on prior year disability and life waiver of premium reserves from 6.5% to 6.0%, resulted in a $12.6 million after-tax and minority interest ($22.0 million pretax) decrease in net income. The change in discount rate reflected the decreasing portfolio yield and the then current investment environment. The decrease was also due to severance costs of $2.7 million after-tax and minority interest ($4.0 million pretax) related to the individual long term care product. These items were partially offset by an improvement in net results for life settlement contracts of $22.5 million after-tax and minority interest ($39.0 million pretax), increased favorable net prior year development related to a $6.3 million after-tax and minority interest ($11.0 million pretax) release of WTC event reserves, and the absence of the cumulative effect of a change in accounting principle of $7.3 million after-tax and minority interest ($12.0 million pretax) recorded in 2002 relating to the write-down of impaired goodwill.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Year Ended December 31	2004	2003	2002
(In millions)

Revenues	$358.2	$750.9	$959.7
Net investment income	246.4	226.2	268.7
Net income (loss)	127.9	(644.5)	37.0

2004 Compared with 2003

Revenues decreased $392.7 million in 2004 as compared with 2003. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in October of 2003 and decreased realized investment gains of $62.0 million pretax. CNA Re had earned premiums of $125.0 million and $536.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

million in 2004 and 2003. See the Investments section of this MD&A for additional information on net realized investment gains (losses) and net investment income.

Net income increased $772.4 million in 2004 as compared with 2003. The increase in net income was due primarily to a $576.9 million after-tax and minority interest ($972.0 million pretax) decrease in unfavorable net prior year development, a $153.3 million after-tax and minority interest ($258.0 million pretax) decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $40.2 million after-tax and minority interest ($67.0 million pretax) increase in ULAE reserves recorded in 2003 and a $14.6 million after-tax and minority interest ($24.0 million pretax) decrease in certain insurance related assessments. Additionally, the net results were favorably impacted by $12.8 million after-tax and minority interest ($21.0 million pretax) of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.

Unfavorable net prior year development of $93.0 million was recorded during 2004, including $84.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development. Unfavorable net prior year development of $1,065.0 million was recorded in 2003, including $1,039.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development.

 The following table summarizes the gross and net carried reserves as of December 31, 2004 and 2003 for Other Insurance.

December 31	2004	2003
(In millions)

Gross Case Reserves	$3,806.0	$4,344.0
Gross IBNR Reserves	4,875.0	5,330.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,681.0	$9,674.0

Net Case Reserves	$1,588.0	$2,026.0
Net IBNR Reserves	1,691.0	1,857.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,279.0	$3,883.0

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable net prior year development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102.0 million of ceded losses and $57.0 million of ceded premiums for accident years 2000 and 2001. See the Reinsurance section of this MD&A for further discussion of CNA’s aggregate reinsurance treaties.

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

2003 Compared with 2002

Revenues decreased $208.8 million in 2003 as compared with 2002. The decrease in revenues was due primarily to reduced revenues from CNA UniSource and reduced net earned premiums in CNA Re due to the decision in October of 2003 to exit the assumed reinsurance market. These unfavorable impacts to revenue were partially offset by increased realized investment gains and increased limited partnership income.

Net results declined $681.5 million in 2003 as compared with 2002. The decrease in net results was due primarily to a $569.0 million after-tax and minority interest ($971.0 million pretax) increase in unfavorable net prior year development primarily regarding APMT, a $39.7 million after-tax and minority interest ($67.0 million pretax) increase in ULAE reserves, a $10.8 million after-tax and minority interest ($18.0 million pretax) increase in certain insurance related assessments, a $138.0 million after-tax and minority interest ($236.0 million pretax) increase in the bad debt provision for reinsurance receivables, decreased net investment income due primarily to a reduction of invested assets resulting from the sale of CNA Re U.K., and increased interest expense of $7.2 million after-tax and minority interest ($12.0 million pretax) related to additional cessions to the corporate aggregate reinsurance treaties. The 2003 net results were favorably impacted by increased net realized investment gains of $21.7 million after-tax and minority interest ($59.1 million pretax) and the absences of $36.1 million after-tax and minority interest ($62.0 million pretax) of eBusiness expenses and a $16.2 million after-tax and minority interest ($27.0 million pretax) reduction of the accrual for restructuring and other related charges. See the Investments section of this MD&A for further discussion on net investment income and net realized gains (losses).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

    Unfavorable net prior year development of $1,065.0 million was recorded in 2003, including $1,039.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development. Unfavorable net prior year development of $94.0 million, including $135.0 million of unfavorable claim and allocated claim adjustment expense reserve development, and $41.0 million of favorable premium development, was recorded in 2002.

The discussion of the net prior year development recorded in 2003 was included in the “2004 compared with 2003” section above.

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

Additionally, during 2002, CNA Re revised its estimate of premiums and losses related to the WTC event. In estimating CNA Re’s WTC event losses, CNA performed a treaty-by-treaty analysis of exposure. CNA’s original loss estimate was based on a number of assumptions including the loss to the industry, the loss to individual lines of business and the market share of CNA Re’s cedants. Information that became available in the first quarter of 2002 resulted in CNA Re increasing its estimate of WTC event related premiums and losses on its property facultative and property catastrophe business. The impact of increasing the estimate of gross WTC event losses by $144.0 million was fully offset on a net of reinsurance basis (before the impact of the CCC Cover) by higher reinstatement premiums and a reduction of return premiums. Approximately $95.0 million of CNA Re’s net WTC loss estimate was attributable to CNA Re U.K., which was sold in 2002.

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

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for CNA's ultimate liability for APMT claim and claim adjustment expenses.

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

CNA regularly performs ground up reviews of all open APMT accounts to evaluate the adequacy of CNA’s APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

With respect to other court cases and how they might affect CNA’s reserves and reasonable possible losses, the following should be noted. State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

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

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business and insurer financial strength and debt ratings and the Company’s results of operations and/or equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

Several factors are, in CNA management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At December 31, 2004, CNA had 1,109 small accounts, approximately 82.9% of its total active asbestos accounts, with reserves of $141.0 million, net of reinsurance. At December 31, 2003, CNA had 1,065 small accounts and established reserves of $147.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At December 31, 2004 and 2003, CNA had $148.0 million and $157.0 million of reserves, net of reinsurance, related to these asbestos liabilities arising from CNA’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (“ECRA”).

At December 31, 2004 and 2003, the unassigned IBNR reserve was $707.0 million and $684.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

 The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2004 and 2003.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Certain asbestos litigation in which CNA is currently engaged is described below:

As more fully discussed in Note 9 of the Notes to Consolidated Financial Statements included under Item 8 under the heading “APMT Reserves” and in this MD&A under the headings “Asbestos” and “Reserves—Estimates and Uncertainties,” the ultimate cost of reported claims, and in particular APMT claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to CNA. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CNA is engaged in insurance coverage litigation, filed in 2003, with underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) in New York state court (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling is now being appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the two Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003) and Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)). The state trial court granted insurers, including CNA, summary judgment against a representative group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. The summary judgment ruling is on appeal. With

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

CNA has made resolution of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

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

At December 31, 2004, CNA’s unassigned IBNR reserve was $163.0 million, net of reinsurance. At December 31, 2003, CNA’s unassigned IBNR reserve for environmental pollution was $197.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

    The table below depicts CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2004 and 2003.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - (Continued)

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary of the Company.

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

Net income in 2003 included charges of $34.6 million (net of taxes) to settle litigation with tobacco growers and resolve indemnification claims and trademark matters in connection with the 1977 sale of Lorillard’s international business. Excluding the 2003 charges, net income increased by $26.4 million, or 4.3% in 2004, as compared to 2003.

The increase in revenues in 2004, as compared to 2003, is primarily due to higher net sales of $92.2 million, partially offset by reduced investment income of $3.3 million. Net sales revenue increased $17.5 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales), an increase of $44.5 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard’s cash discount rate offered to direct buying accounts and an increase of $51.7 million due to increased unit sales volume, assuming prices were unchanged from the prior year. These improvements were partially offset by a decrease in revenues of $21.5 million due to lower average wholesale unit prices due to price/sales mix. Unit sales volume increased 0.4% as compared to the prior year.

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

The increase in net income in 2004, as compared to 2003, was partially offset by higher depreciation expense of $8.7 million pretax and higher costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard recorded pretax charges of $845.9 million and $785.2 million ($522.6 million and $489.5 million after taxes) for 2004 and 2003, respectively, to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

record its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $60.7 million pretax increase in tobacco settlement costs in 2004, as compared to 2003, is due to the impact of the inflation adjustment ($25.1 million), higher charges for higher unit sales ($2.8 million) and other adjustments ($32.8 million) under the State Settlement Agreements.

Overall, domestic industry unit sales volume decreased 1.7% in 2004 as compared with 2003. Industry sales for premium brands were 69.3% of the total market in 2004 as compared to 68.8% in 2003.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 0.4% in 2004 as compared to 2003. Domestic wholesale volume increased 0.2% in 2004 as compared to 2003. Total Newport unit sales volume increased 1.3% in 2004 and domestic volume increased 1.2% in 2004 as compared with 2003. These results while reflecting positive change continue to be affected by on-going competitive promotions and the availability of deep discount brands.

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

Menthol cigarettes as a percent of the total industry remained relatively flat. Newport, the industry’s largest menthol brand, increased its share of the menthol segment to 32.0% in the fourth quarter of 2004. For the full year 2004, Newport had an approximate 31.3% share of the menthol segment compared to 30.5% in 2003.

Lorillard’s premium products sold, as a percent of its total domestic volume, remained relatively flat in 2004 as compared with 2003.

Newport, a premium brand, accounted for approximately 91.0% of Lorillard’s unit sales volume in 2004 as compared to 90.2% in 2003.

Other operating expenses in 2003 included an aggregate charge of $55.5 million to settle litigation with tobacco growers and resolve indemnification and trademark matters in connection with the 1977 sale of Lorillard’s international business. The costs of litigating and administering product liability claims, as well as other legal expenses, are also included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $83.5 million, $93.7 million and $100.2 million, for 2004, 2003 and 2002, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

 2003 Compared with 2002

Revenues decreased by $594.1 million, or 15.3% and net income decreased by $208.0 million, or 26.4% in 2003, as compared to 2002.

Net income in 2003 included charges of $17.1 million and $17.5 million (in each case, net of taxes) to settle litigation with tobacco growers and resolve indemnification claims and trademark matters in connection with the 1977 sale of Lorillard’s international business. Excluding these charges, net income would have decreased by $173.4 million, or 22.0%, in 2003, as compared to 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The decrease in net income in 2003, as compared to 2002, also reflects charges for the tobacco growers settlement and the resolution of indemnification claims and trademark matters in connection with the 1977 sale of Lorillard’s international business, partially offset by lower tobacco settlement costs related to the State Settlement Agreements. Lorillard recorded pretax charges of $785.2 million and $1,062.2 million ($489.5 million and $646.1 million after taxes) for 2003 and 2002, respectively, to record its obligations under various settlement agreements. The $277.0 million pretax decrease in tobacco settlement costs in 2003, as compared to 2002, is due to the expiration of up-front payments ($164.5 million), lower charges for lower unit sales volume ($3.5 million) and other adjustments ($109.0 million) under the State Settlement Agreements.

Lorillard’s total (U.S. domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 2.4% in 2003, as compared to 2002. Domestic wholesale volume decreased 2.8% in 2003, as compared to 2002. Total Newport unit sales volume decreased by 0.1% in 2003, and domestic U.S. volume decreased 0.6% in 2003, as compared to 2002. In addition to pricing pressure due to the increases in state excise taxes and the competitive impact of deep discount brands, Lorillard’s volume in 2003 was affected by generally weak economic conditions and ongoing limitations imposed by Philip Morris’ retail merchandising arrangements.

On May 5, 2003, Lorillard lowered the wholesale list price of its discount brand, Maverick, by $55.00 per thousand cigarettes ($1.10 per pack of 20 cigarettes) in an effort to reposition the brand to be more competitive in the deep discount price cigarette segment. Maverick accounted for 1.5% of Lorillard’s net unit sales in 2003, as compared to 1.7% in 2002.

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

Lorillard’s premium products sold as a percent of its total domestic volume remained relatively flat in 2003 as compared to 2002.

Menthol cigarettes as a percent of the total industry remained relatively flat. Newport increased its share of the menthol segment to 31.3% in the fourth quarter of 2003, versus 28.4% in the fourth quarter of 2002. In 2003, Newport had an approximate 30.5% share of the menthol segment, compared to 29.3% in 2002.

Newport accounted for approximately 90.2% of Lorillard’s unit sales in 2003, as compared to approximately 88.2% in 2002.

     Overall, domestic industry unit sales volume decreased 4.1% in 2003, as compared to 2002. Lorillard domestic unit sales volume decreased 2.8% in 2003 as compared to 2002. Industry sales for premium brands were 68.8% of the total domestic markets in 2003, as compared to 68.3% in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

Selected Market Share Data

Year Ended December 31	2004	2003	2002
(Units in billions)

Total Lorillard unit volume (1)	34.503	34.431	35.444
Total industry unit volume (1)	394.487	401.224	418.384

Lorillard’s share of the domestic market (1)	8.8%	8.6%	8.5%
Lorillard’s premium segment as a percentage of its total domestic
volume (1)	95.4%	95.5%	94.7%
Newport share of the domestic market (1)	7.9%	7.7%	7.5%
Newport share of the premium segment (1)	11.4%	11.2%	10.9%
Total menthol segment market share for the industry (2)	26.9%	26.7%	26.0%
Newport’s share of the menthol segment (2)	31.3%	30.5%	29.3%
Newport as a percentage of Lorillard’s (3):
Total volume	91.0%	90.2%	88.2%
Net sales	92.2%	90.0%	89.1%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI.

MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 31.21% in 2003 to 30.44% in 2004. Virtually all of Lorillard’s sales are in the premium price segment where Lorillard’s share amounted to approximately 12.0% in 2004, 12.0% in 2003 and 11.8% in 2002, as reported by MSAI.

Effective in June of 2004 MSAI changed the way it reports market share information to include actual units shipped by Commonwealth Brands, Inc. (“CBI”), a marketer of deep discount brands and implemented a new model for estimating unit sales of smaller, primarily deep discount marketers. MSAI has restated its reports to reflect these changes as of January 1, 2001. As a result of these changes, market shares for Lorillard, PM and RAI are lower than had been reflected under MSAI’s prior methodology and market share for CBI and other lower volume companies is higher. All industry volume and market share information in this Report reflects MSAI’s revised reporting data.

Despite the effects of MSAI’s new estimation model for deep discount manufacturers, Lorillard management continues to believe that volume and market share information for these manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

    The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and the Company, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes:

•
a jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. The Florida Supreme Court heard argument on plaintiffs’ appeal on November 3, 2004.

•
In Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million against the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard’s share of the Scott judgment has not been determined. The court’s final judgment also reflects its award of judicial interest. As of December 31, 2004, judicial interest totaled approximately $355.0 million. Judicial interest will continue to accrue until the judgment is paid. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals.

•
The U.S. Department of Justice has brought an action against Lorillard and other tobacco companies. The government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering “enterprise,” as well as various injunctive relief. On February 4, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that disgorgement was not a proper remedy in this case. The Department of Justice has stated that it plans to appeal this decision. Trial of this matter began during September of 2004 and is proceeding.

See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to these actions and other litigation and the State Settlement Agreements.

•
Substantial annual payments by Lorillard, continuing in perpetuity, and significant restrictions on marketing and advertising agreed to under the terms of the State Settlement Agreements. The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes. The Company believes that the implementation of the State Settlement Agreements will materially adversely affect its consolidated results of operations and cash flows in future periods. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium and discount segments, Lorillard’s share of the domestic premium and discount segment, and the effect of any resulting cost advantage of manufacturers not subject to all of the payment obligations of the State Settlement Agreements.

•
In July of 2004, RJR, the second largest cigarette manufacturer in the United States, and B&W, the third largest cigarette manufacturer were combined. The consolidation of these two competitors as RAI has resulted in further concentration of the U.S. tobacco industry, with the top two companies, Philip Morris USA and the newly created RAI, having a combined market share of approximately 76.2% in 2004. In addition, this transaction combines in one company the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 19.7%. This concentration of U.S. market share could make it more difficult for Lorillard and others to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s competitors, and could impact price competition among menthol brands, either of which could have a material adverse effect on the results of operations and financial condition of the Company.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.0% over the period 1984 through 2004 according to information provided by MSAI.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands increased 0.65 share points from 14.08% in the fourth quarter of 2003 to 14.73% in the fourth quarter of 2004, as estimated by MSAI. In 2004, deep discount price brands increased their market share by 0.01 share points to 14.25% as compared to 2003. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep-discount cigarette segment. As a result of increased competition based on the retail price of brands and the related increased market share of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard’s ability to raise prices of its brands has been substantially affected to the extent that from March of 2002 through December of 2004 the company did not increase wholesale prices. During this period, increases by manufacturers in the form of wholesale and retail price promotion allowances served to effectively reduce the prices of many key brands. While the environment remains highly price competitive, in December of 2004 and January of 2005, several manufacturers, including Lorillard, implemented price changes either in terms of increased wholesale list prices and/or lower promotional discounts on select brands.

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

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. In 2004, the U.S. Senate passed a bill which would have granted the Food and Drug Administration (“FDA”) authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. That bill was defeated in a Senate-House conference committee in early October. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage.

•
In October of 2004, the federal supply management program for tobacco growers was repealed, with tobacco quota holders and growers being compensated with payments totaling $10.14 billion, funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 96.3% of these payments over a ten-year period. Payments commenced in the fourth quarter of 2004 and are based on the quantity of cigarettes produced during the previous quarter for domestic consumption. Lorillard believes that its obligation to make payments under the new federal law will be partially offset by the elimination of its payment obligations under the national Tobacco Growers Settlement Trust (see Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report), although litigation has been

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

commenced on behalf of tobacco growers challenging this assertion with respect to all or a portion of the payments made by Lorillard and other participating manufacturers in 2004.

•
Sales of counterfeit cigarettes in the United States continue to adversely impact sales by the manufacturer of the counterfeited brands, including Lorillard, and potentially damage the value and reputation of those brands.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Loews Hotels - (Continued)

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

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

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
Diamond Offshore’s revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease. Revenues can also increase or decrease as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. During periods of unpaid mobilization, however, revenues may be adversely affected. In response to changes in demand, Diamond Offshore may withdraw a rig from the market by cold stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within Diamond Offshore’s control and are difficult to predict.

    Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. Diamond Offshore previously accounted for the excess of mobilization fees received over costs incurred to mobilize an offshore rig from one market to another as revenue over the term of the related drilling contracts. Effective July 1, 2004, Diamond Offshore changed its accounting

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

to defer mobilization fees received as well as direct and incremental mobilization costs incurred and began to amortize each, on a straight-line basis, over the term of the related drilling contracts (which is the period estimated to be benefited from the mobilization activity). Straight-line amortization of mobilization revenues and related costs over the term of the related drilling contracts (which generally range from two to 60 months) is consistent with the timing of net cash flows generated from the actual drilling services performed. If Diamond Offshore had used this method of accounting in prior periods, operating income (loss) and net income (loss) would not have changed and the impact on contract drilling revenues and expenses would have been immaterial. Absent a contract, mobilization costs are recognized currently.

Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under drilling contracts. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income.

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for all of Diamond Offshore rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

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

Net loss decreased in 2004 due primarily to the higher utilization rates earned by semisubmersible rigs and improved results from sales of marketable securities as compared to 2003, partially offset by increased contract drilling expenses and costs related to compliance with the Sarbanes-Oxley Act of 2002. Results for 2003 were also negatively impacted by a reduced tax benefit related to losses incurred by Diamond Offshore’s rigs operating in international markets, partially offset by lower depreciation expense.

2003 Compared with 2002

Revenues decreased by $132.4 million, or 16.1%, in 2003, as compared to 2002. Net loss in 2003 was $29.6 million, compared to net income of $25.8 million in 2002. Revenues in 2003 decreased due primarily to lower contract drilling revenues of $72.1 million, losses on sales of marketable securities, as compared to gains in the prior year, and reduced investment income.

Revenues from high specification floaters and other semisubmersible rigs decreased by $58.1 million in 2003, as compared to 2002. The decrease reflects a decline in dayrates of $81.5 million and decreased utilization of $8.6 million, partially offset by revenues generated by the recent additions of the Ocean Patriot and the Ocean Vanguard and the July

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations -Diamond Offshore - (Continued)

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

Net income decreased in 2003 due primarily to the lower dayrates earned by semisubmersible rigs, losses on sales of marketable securities as compared to gains in 2002, lower investment income and increased contract drilling expenses. Results for 2003 were also negatively impacted by a reduced tax benefit related to losses incurred by Diamond Offshore’s rigs operating in international markets, partially offset by lower depreciation expense.

In April of 2003, Diamond Offshore commissioned a study to evaluate the economic lives of its drilling rigs. As a result of this study, Diamond Offshore recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and Diamond Offshore’s drillship and by increasing salvage values to 5.0% for most of its drilling rigs. The change in estimate was made to better reflect the remaining economic lives and salvage values of Diamond Offshore’s fleet. The effect of this change in accounting estimate resulted in an increase to net income of $10.2 million (after-tax and minority interest) for the year ended December 31, 2003.

Boardwalk Pipelines

    Boardwalk Pipelines, LLC and subsidiaries (“Boardwalk Pipelines”). Boardwalk Pipelines, LLC is a wholly owned subsidiary of the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipelines - (Continued)

     Net income for Texas Gas decreased in 2004 due to an increase in operating expenses offset by an increase in revenues noted above. The increase in operating expenses was primarily due to a benefit accrual adjustment in 2003, an increase in labor and benefit costs and an accrual for environmental costs.

Corporate and Other

    Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, equity earnings from Majestic Shipping Corporation (“Majestic”), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation (“Hellespont”).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Corporate and Other - (Continued)

     Revenues increased in 2003 due primarily to increased net investment income and investment gains of $124.1 million and higher results from shipping operations of $4.7 million. Net income increased due primarily to the improved results from the investment portfolio and increased results from shipping operations.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

The principal operating cash flow sources of CNA’s property and casualty and life insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

CNA’s estimated gross pretax losses for the WTC event, recorded in 2001,were $1,648.0 million pretax ($958.3 million after-tax and minority interest). Net pretax losses before the effect of corporate aggregate reinsurance treaties were $727.0 million. Approximately 1.0%, 59.0% and 29.0% of the reinsurance recoverables on the estimated losses related to the WTC event are from companies with Standard & Poor’s (“S&P”) ratings of AAA, AA or A.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

Debt

In December of 2004, CNA acquired three buildings, which previously were leased under capital leases. As part of the transaction, CNA directly assumed the underlying debt obligation which the lessor of the three buildings owed to a third party. By directly assuming the lessor’s debt obligation, CNA reduced its overall debt obligation by $5.0 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

    Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60.0 million and an aggregate limit of $150.0 million, under all facultative insurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002, there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60.0 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Regulatory Matters

    CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan was completed during 2003. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented in the fourth quarter of 2003 a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (“CIC Group”) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC during 2003 in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

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

Along with other companies in the industry, CNA has received subpoenas and interrogatories: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania and West Virginia concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission and the New York State Attorney

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

General concerning finite insurance products purchased and sold by CNA; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance.

Ratings

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries.

The actions that can be taken by rating agencies are changes in ratings or modifiers. “On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a CNA action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

The table below reflects the various group ratings issued by A.M. Best, S&P, Moody’s Investors Service (“Moody’s”) and Fitch as of February 16, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNA	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC(b)	Debt	Debt

A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-
__________
(a)	All outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are negative.
(b)	A.M. Best and Moody’s have a stable outlook while Fitch and S&P have negative outlooks on the CAC rating.

If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, CNA’s business and the Company’s results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, CNA believes that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on CNA's ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s February 16, 2005 ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers (“OPMs”) to make aggregate annual payments in the following amounts, subject to adjustment for several factors described below: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the OPMs are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500.0 million, as well as an additional aggregate amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each of the OPMs. The Company believes that Lorillard’s obligations under the State Settlement Agreements will materially adversely affect the Company’s cash flows and operating income in future years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Lorillard - (Continued)

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

Lorillard’s cash payment under the State Settlement Agreements in 2004 was approximately $830.0 million. Lorillard estimates the amount payable in 2005 will be approximately $875.0 million to $925.0 million, primarily based on 2004 estimated industry volume. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years.

See Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s marketable securities totaled $1,545.6 million and $1,530.2 million at December 31, 2004 and 2003, respectively. At December 31, 2004, fixed maturity securities represented 88.8% of the total investment in marketable securities, including 47.2% invested in Treasury Bills with an average duration of approximately 3 months, 25.3% invested in Treasury Notes with an average duration of approximately 16 months and 27.5% invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of approximately $631.9 million for the year ended December 31, 2004, compared to $711.6 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

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

Diamond Offshore

    Cash and investments increased from $610.3 million at December 31, 2003 to $927.9 at December 31, 2004. Cash provided by operating activities was $207.4 million in 2004, compared to $162.5 million in 2003. The increase in cash flow from operations in 2004 is the result of higher utilization and average dayrates earned by Diamond Offshore’s offshore drilling units as a result of an increase in overall demand for offshore contract drilling services, particularly in the second half of the year. These favorable trends were negatively impacted by reactivation costs for previously cold-stacked rigs and repair costs of damages caused by Hurricane Ivan in the third quarter of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Diamond Offshore - (Continued)

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

Cash required to meet Diamond Offshore’s capital commitments is determined by evaluating rig upgrades to meet specific customer requirements and by evaluating Diamond Offshore’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that operating cash flows and existing cash reserves will be sufficient to meet these capital commitments; however, periodic assessments will be made based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to issue any such securities will be dependent on Diamond Offshore’s results of operations, its current financial condition, current market conditions and other factors beyond its control.

On August 27, 2004, Diamond Offshore issued $250.0 million aggregate principal amount of 5.2% Senior Notes Due September 1, 2014 (the “Notes”). These Notes were issued at 99.759% of the principal amount and resulted in net proceeds to Diamond Offshore of $247.8 million.

At December 31, 2004, the aggregate accreted value of Diamond Offshore’s Zero Coupon Debentures was $471.2 million. On June 6, 2005, holders of these debentures have the option to require Diamond Offshore to repurchase the debentures at the accreted value on the date of repurchase. Diamond Offshore may fund this repurchase with cash, shares of its common stock, or a combination thereof.

Diamond Offshore’s credit rating is Baa2 for Moody’s Investors Services (“Moody’s”) and A- for S&P. In 2003, Moody’s lowered its ratings of Diamond Offshore’s long-term debt to Baa1 from A3 and on April 27, 2004 lowered its rating from Baa1 to Baa2 and changed the rating outlook to stable from negative. On July 27, 2004, S&P lowered Diamond Offshore’s debt rating from A to A- and rated its outlook as stable. Although Diamond Offshore’s long-term debt ratings continue at investment grade levels, lower ratings could result in higher interest rates on future debt issuances.

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

    In December of 2004, Boardwalk Pipelines borrowed $575.0 million as an interim term loan in connection with its acquisition of Gulf South for $1.14 billion. In January of 2005, Boardwalk Pipelines issued $300.0 million principal amount of 5.5% notes due 2017 and $275.0 million principal amount of 5.1% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the $575.0 million interim loan. The remainder of the purchase price was funded by $561.0 million of the Company’s available cash.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Boardwalk Pipelines - (Continued)

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

The parent company’s cash and investments, net of receivables and payables, at December 31, 2004 totaled $2.5 billion, as compared to $2.1 billion at December 31, 2003. The increase in net cash and investments is primarily due to cash distributions of $302.9 million received from Hellespont following the sale of all of its ultra-large crude oil tankers, net proceeds of $281.4 million from the issuance of Carolina Group stock and cash dividends from the Company’s subsidiaries, partially offset by the $561.0 million funding of the Gulf South acquisition. The cash distributions from Hellespont included preferred stock dividends, redemption of preferred stock and principal and interest payments on outstanding loans. In March of 2004, the Company issued $300.0 million principal amount of senior notes at 5.3% due 2016. Proceeds from this issuance were used in April of 2004 to redeem the Company’s $300.0 million 7.6% notes due 2023 at a redemption price of 103.8125% of the principal amount.

The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of February 18, 2005, approximately $109.0 million of securities were available for issuance under this shelf registration statement.

As of December 31, 2004, there were 185,584,575 shares of Loews common stock outstanding and 67,967,250 shares of Carolina Group stock outstanding. Depending on market and other conditions, the Company from time to time may purchase shares of its, and its subsidiaries’, outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Contractual Cash Payment Obligations

The Company’s contractual cash payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2004	Total	1 year	1-3 years	4-5 years	5 years
(In millions)

Debt	$7,040.8	$1,010.1	$1,834.5	$415.8	$3,780.4
Operating leases	407.4	75.2	120.9	76.3	135.0
Claim and claim expense reserves (a)	33,453.0	8,008.0	9,962.0	5,054.0	10,432.0
Future policy benefits reserves (b)	9,216.0	195.0	352.0	344.0	8,325.0
Policyholder funds reserves (b)	1,706.0	502.0	997.0	43.0	164.0
Total	$51,823.2	$9,790.3	$13,266.4	$5,933.1	$22,836.4
__________
(a)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2004. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $21.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(b)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2004. Future policy benefit reserves of $1,013.0 million and policyholder fund reserves of $60.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

    In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard’s portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described under “Liquidity and Capital Resources - Lorillard,” above. Lorillard’s cash payment in 2004 amounted to approximately $830.0 million and Lorillard estimates its cash payments in 2005 will be approximately $875.0 million to $925.0 million, subject to adjustment. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

INVESTMENTS

    Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of the Company’s trading portfolio, short sales and derivative instruments are marked to market and reported as investment gains or losses in the Consolidated Statements of Operations.

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

The Company does not believe that any of the derivative instruments utilized by it are unusually complex, nor do the use of these instruments, in the opinion of management, result in a higher degree of risk. See “Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

Insurance

CNA adopted Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-01”) as of January 1, 2004. The assets and liabilities of certain guaranteed investment contracts and indexed group annuity contracts that were previously segregated and reported as separate accounts no longer qualify for separate account presentation. Prior to the adoption of SOP 03-01, the asset and liability presentation of these affected contracts were categorized as separate account assets and liabilities within the Consolidated Balance Sheet. The results of operations from separate account business were primarily classified as other revenue in the Consolidated Statement of Operations. In accordance with the provisions of SOP 03-01, the classification and presentation of certain balance sheet and statement of operations items have been modified. Accordingly, certain investment securities previously classified as separate account assets have now been reclassified on the balance sheet to the general account and are reported as available-for-sale or trading securities. The investment portfolio supporting the indexed group annuity contracts is classified as held for trading purposes, and is carried at fair value, with both the net realized and unrealized gains (losses) included within net investment income in the Consolidated Statement of Operations. Consistent with the requirements of SOP 03-01, prior year amounts have not been conformed to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2004	2003	2002
(In millions)

Fixed maturity securities	$1,571.2	$1,651.1	$1,854.1
Short-term investments	56.1	63.2	62.2
Limited partnerships	212.0	220.6	(33.9)
Equity securities	13.8	18.8	65.4
Income from trading portfolio (a)	110.2
Interest on funds withheld and other deposits	(261.1)	(334.6)	(232.2)
Other	17.1	84.4	81.6
Total investment income	1,719.3	1,703.5	1,797.2
Investment expenses	(39.8)	(47.6)	(59.9)
Net investment income	$1,679.5	$1,655.9	$1,737.3
__________
(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2.0 million for the year ended December 31, 2004.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

 Net Realized Investment (Losses) Gains

The components of CNA’s net realized investment (losses) gains are presented in the following table:

Year Ended December 31	2004	2003	2002
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
U.S. government bonds	$10.4	$(69.9)	$391.6
Corporate and other taxable bonds	122.8	380.5	(557.0)
Tax-exempt bonds	42.4	96.7	48.0
Asset-backed bonds	52.8	41.7	36.5
Redeemable preferred stock	18.7	(11.6)	(27.9)
Total fixed maturity securities	247.1	437.4	(108.8)
Equity securities	202.2	114.5	(158.5)
Derivative securities	(84.1)	78.4	(52.1)
Short-term investments	(3.4)	3.2	11.8
Other invested assets, including dispositions	(597.3)	(156.3)	53.4
Allocated to participating policyholders’ and minority interests	(9.0)	(3.8)	2.0
Total realized investment (losses) gains	(244.5)	473.4	(252.2)
Income tax benefit (expense)	94.1	(179.2)	103.3
Minority interest	13.3	(28.5)	15.9
Net realized investment (losses) gains	$(137.1)	$265.7	$(133.0)

    Net realized investment results decreased $402.8 million after-tax and minority interest in 2004 as compared with 2003. This decrease in net realized investment results was primarily due to the loss on the sale of the individual life insurance business of $352.9 million after-tax and minority interest ($618.6 million pretax), losses on derivatives of $50.2 million after-tax and minority interest ($84.0 million pretax) and reduced fixed maturity gains. These decreases were partly offset by a $95.8 million after-tax and minority interest ($162.0 million pretax) gain on the disposition of CNA’s equity holdings of Canary Wharf Group PLC (“Canary Wharf”), a London-based real estate company, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. Impairment losses of $54.8 million after-tax and minority interest ($93.0 million pretax) were recorded in 2004 across various sectors including an impairment loss of $32.9 million after-tax and minority interest ($56.0 million pretax) related to loans made under a credit facility to a national contractor that are classified as fixed maturities. In 2003, impairment losses of $188.4 million after-tax and minority interest ($321.0 million pretax) were recorded across various sectors including the airline, healthcare and energy industries.

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

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on CNA’s consideration of these factors, in the course of normal investment activity CNA may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

opportunities that are available at the time in the market; in turn CNA may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

December 31	2004		2003
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$4,346.0	11.1%	$1,900.0	5.0%
Asset-backed securities	7,788.0	19.9	8,757.0	23.0
States, municipalities and political subdivisions-
tax-exempt	8,857.0	22.6	7,970.0	20.9
Corporate securities	6,513.0	16.6	6,482.0	17.0
Other debt securities	3,053.0	7.8	3,264.0	8.6
Redeemable preferred stock	146.0	0.3	104.0	0.3
Options embedded in convertible debt securities	234.0	0.6	201.0	0.5
Total fixed maturity securities available-for-sale	30,937.0	78.9	28,678.0	75.3

Fixed maturity securities trading:
U.S. Treasury securities and obligations of	27.0	0.1
government agencies
Asset-backed securities	125.0	0.3
Corporate securities	199.0	0.5
Other debt securities	35.0	0.1
Redeemable preferred stock	4.0
Total fixed maturity securities trading	390.0	1.0

Equity securities available-for-sale:
Common stock	260.0	0.7	383.0	1.0
Non-redeemable preferred stock	150.0	0.3	144.0	0.4
Total equity securities available-for-sale	410.0	1.0	527.0	1.4

Equity securities trading	46.0	0.1
Short-term investments available-for-sale	5,404.0	13.8	7,538.0	19.8
Short-term investments trading	459.0	1.2
Limited partnerships	1,549.0	3.9	1,117.0	2.9
Other investments	36.0	0.1	240.0	0.6
Total general account investments	$39,231.0	100.0%	$38,100.0	100.0%

CNA’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed and mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

CNA’s investment policies for both the general and separate accounts emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

When a security is placed on the watch list, it is monitored for further fair value changes and additional news related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of impairment factors.

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

CNA’s non-investment grade fixed maturity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $277.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following table summarizes the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2004 and 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at December 31, 2004. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, and CNA’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities held as of December 31, 2004 that were in an unrealized loss position had a fair value of $9.0 million. CNA’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on the Company’s results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 92.8% and 92.9% of which were rated as investment grade (BBB or higher) at December 31, 2004 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

    The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value:

December 31	2004		2003
(In millions of dollars)

U.S. Government and affiliated agency securities	$4,640.0	14.9%	$2,818.0	9.9%
Other AAA rated	14,628.0	46.9	12,779.0	44.7
AA and A rated	5,597.0	17.9	6,329.0	22.1
BBB rated	4,072.0	13.1	4,631.0	16.2
Non investment-grade	2,240.0	7.2	2,017.0	7.1
Total	$31,177.0	100.0%	$28,574.0	100.0%

At December 31, 2004 and 2003, approximately 99.0% and 97.0% of the general account portfolio was U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products, which guarantee principal and a specified rate of interest:

December 31	2004		2003
(In millions of dollars)

U.S. Government and affiliated agency securities			$166.0	9.2%
Other AAA rated	$156.0	32.1%	737.0	40.7
AA and A rated	184.0	37.9	374.0	20.7
BBB rated	117.0	24.0	443.0	24.5
Non investment-grade	29.0	6.0	89.0	4.9
Total	$486.0	100.0%	$1,809.0	100.0%

At December 31, 2004 and 2003, 100.0% and 98.0% of the separate account portfolio was U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

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

The carrying value of non-traded securities at December 31, 2004 was $199.0 million which represents 0.5% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $68.0 million at December 31, 2004. Of the non-traded securities, 54.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2004 are $7,913.0 million of asset-backed securities, at fair value, consisting of approximately 70.0% in collateralized mortgage obligations (“CMOs”), 16.0% in corporate mortgage-backed pass-through certificates, 10.0% in corporate asset-backed obligations and 4.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

ACCOUNTING STANDARDS

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. SFAS No. 123R is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s results of operations or equity.

In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Under EITF 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether impairment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF Issue 03-1 related to other-than-temporary impairment until additional implementation guidance is provided. Pending adoption of a final rule, the Company continued to apply existing accounting literature for determining when a decline in fair value is other-than-temporary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Accounting Standards - (Continued)

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

FORWARD-LOOKING STATEMENTS DISCLAIMER

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by officials of the Company and its subsidiaries during presentations about the Company, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by the Company or its subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

Risks and uncertainties primarily affecting the Company and the Company’s insurance subsidiaries

•
the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including the ability to implement and maintain price increases and changes in CNA’s book of business;

•
product and policy availability and demand and market responses, including the level of CNA’s ability to obtain rate increases and decline or non-renew underpriced accounts to achieve premium targets and profitability and to realize growth and retention estimates;

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

•
the impact of regular and ongoing insurance reserve reviews by CNA and ongoing state regulatory exams of CNA’s primary insurance company subsidiaries, and CNA’s responses to the results of those reviews and exams;

•
the effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•
exposure to catastrophic events, natural and man-made, which are inherently unpredictable, with a frequency or severity that exceeds CNA’s expectations and results in material losses, or the occurrence of epidemics;

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort and construction defect claims;

•
whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of CNA’s established loss reserves or carried loss reserves;

•	the availability and adequacy of reinsurance and the creditworthiness and performance of reinsurance companies under reinsurance contracts;

•
regulatory limitations, impositions and restrictions upon CNA and its insurance subsidiaries, including limitations imposed by state regulatory agencies upon CNA’s ability to receive dividends from its insurance subsidiaries and to pay dividends to the Company, and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•
the possibility of further changes in CNA’s ratings by ratings agencies, including the inability to obtain business from certain major insurance brokers, the inability of CNA to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

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

•
general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims and the impact of current economic conditions on companies on whose behalf CNA’s subsidiaries have issued surety bonds;

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

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratio through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting the Company and the Company’s tobacco subsidiaries

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including increased promotional activity and the continued growth of the deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•
litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and

•	the impact of each of the factors described under “Results of Operations—Lorillard” in the MD&A portion of this report.

Risks and uncertainties primarily affecting the Company and the Company’s energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting the Company’s gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities.

Risks and uncertainties affecting the Company and the Company’s subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•	the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

•
potential changes in accounting policies by the Financial Accounting Standards Board (the “FASB”), the SEC or regulatory agencies for any of the Company’s subsidiaries’ industries which may cause the Company or the Company’s subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure the business or financial performance of the Company and the Company’s subsidiaries;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements Disclaimer - (Continued)

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts;

•	the closing of any contemplated transactions and agreements; and

•	the outcome of pending litigation.

Developments in any of these areas, which are more fully described elsewhere in this Report, could cause the Company’s results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and the Company expressly disclaims any obligation or undertaking to update these statements to reflect any change in the Company’s expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with its investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” Management believes, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that management uses in assessing the Company. See Notes 1 and 24 of the Notes to Consolidated Financial Statements included in Item 8.

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31	2004		2003
(In millions)	(Restated	)	(Restated	)

Assets:

Current assets	$932.4		$1,306.3
Investments, primarily short-term instruments	4,184.5		3,793.2
Total current assets and investments in securities	5,116.9		5,099.5
Investment in CNA	8,448.6		8,223.5
Investment in Diamond Offshore	935.1		961.6
Property, plant and equipment	2,472.3		1,342.5
Other assets	665.1		812.6
Total assets	$17,638.0		$16,439.7

Liabilities and Shareholders’ Equity:

Current liabilities	$1,528.2		$2,052.5
Long-term debt, less current maturities and unamortized discount	3,553.7		2,973.1
Other liabilities	400.1		391.1
Total liabilities	5,482.0		5,416.7
Shareholders’ equity	12,156.0		11,023.0
Total liabilities and shareholders’ equity	$17,638.0		$16,439.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Operations Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2004	2003	2002
(In millions)	(Restated )	(Restated )	(Restated )

Revenues:

Manufactured products and other	$4,304.7	$3,858.5	$4,238.7
Net investment income	189.9	191.2	29.5
Investment (losses) gains	(11.8)	(2.4)	84.7
Total	4,482.8	4,047.3	4,352.9

Expenses:

Cost of manufactured products sold and other	2,990.0	2,895.1	3,022.2
Interest	176.3	154.7	136.5
Income tax expense	497.0	375.8	471.8
Total	3,663.3	3,425.6	3,630.5

Income from operations	819.5	621.7	722.4
Equity in income (loss) of:
CNA	425.0	(1,246.1)	245.3
Diamond Offshore	(9.2)	(29.6)	25.8
Income (loss) from continuing operations	1,235.3	(654.0)	993.5
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principles-net			(39.6)
Net income (loss)	$1,235.3	$(598.6)	$926.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2004	2003	2002
(In millions)	(Restated )	(Restated )	(Restated )

Operating Activities:

Net income (loss)	$1,235.3	$(598.6)	$926.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (earnings) loss of CNA and Diamond Offshore	(398.3)	1,306.4	(205.0)
Gain on disposal of discontinued operations		(56.7)
Cumulative effect of change in accounting principles			39.6
Investment losses (gains)	11.8	2.4	(84.7)
Other	81.5	144.7	(19.1)
Changes in assets and liabilities-net	68.1	784.6	(173.3)
Total	998.4	1,582.8	484.4

Investing Activities:

Net (increase) decrease in investments	(361.5)	(551.5)	338.3
Securities sold under agreements to repurchase			(480.4)
Purchases of CNA preferred stock		(750.0)	(750.0)
Purchases of CNA common stock			(73.1)
Acquisition of Gas Pipelines-net of cash	(1,111.4)	(803.3)
Other	(101.4)	(3.1)	(52.0)
Total	(1,574.3)	(2,107.9)	(1,017.2)

Financing Activities:

Dividends paid to shareholders	(216.8)	(191.8)	(166.4)
Increase (decrease) in long-term debt-net	555.8	300.5	(1.5)
Purchases of treasury shares			(351.2)
Issuance of common stock	287.8	399.7	1,070.1
Total	626.8	508.4	551.0

Net change in cash	50.9	(16.7)	18.2
Cash, beginning of year	22.6	39.3	21.1
Cash, end of year	$73.5	$22.6	$39.3

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company’s measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized in the Consolidated Statements of Operations. Market risk exposure is presented for each class of financial instrument held by the Company at December 31, assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company’s investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Exposure to market risk is managed and monitored by senior management. Senior management approves the overall investment strategy employed by the Company and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to it. The Company may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk - The Company has exposure to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. The Company monitors its sensitivity to interest rate risk by evaluating the change in the value of its financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of the Company’s investments and the resulting effect on shareholders’ equity. The analysis presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices which the Company believes are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of the Company’s interest sensitive assets and liabilities that were held on December 31, 2004 and 2003 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on the Company’s earnings or shareholders’ equity. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

The Company’s debt, as of December 31, 2004 and 2003 is denominated in U.S. Dollars. The Company’s debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $426.8 million and $394.1 million, respectively. A 100 basis point decrease would result in an increase in market value of $494.4 million and $460.5 million, respectively.

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

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company’s asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency

Item 7A. Quantitative and Qualitative Disclosures about Market Risk exchange rates versus the U.S. dollar from their levels at December 31, 2004 and 2003, with all other variables held constant.

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

The following tables present the Company’s market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

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

Item 8. Financial Statements and Supplementary Data.+

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2004	2003
(Dollar amounts in millions, except per share data)	Restated	Restated
	See Note 25	See Note 25

Investments (Notes 1, 2, 3 and 4):

Fixed maturities, amortized cost of $32,435.1 and $27,664.9	$33,502.1	$28,781.3

Equity securities, cost of $501.5 and $593.1	664.1	888.2

Limited partnership investments	1,783.4	1,335.1

Other investments	42.1	245.6

Short-term investments	8,306.8	11,264.6

Total investments	44,298.5	42,514.8

Cash	219.9	180.8

Receivables (Notes 1 and 7)	18,696.2	20,328.5

Property, plant and equipment (Notes 1 and 8)	4,840.7	3,879.7

Deferred income taxes (Note 11)	640.9	548.7

Goodwill and other intangible assets (Note 1)	294.1	311.4

Other assets (Notes 1, 14, 16, 18 and 19)	2,808.7	3,882.7

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,268.1	2,532.7

Separate account business (Notes 1, 3 and 4)	567.8	3,678.0

Total assets	$73,634.9	$77,857.3

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders’ Equity:

December 31	2004	2003
(Dollar amounts in millions, except per share data)	Restated	Restated
	See Note 25	See Note 25

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$31,523.0	$31,731.7
Future policy benefits	5,882.5	8,160.9
Unearned premiums	4,522.1	5,000.1
Policyholders’ funds	1,724.6	601.4
Total insurance reserves	43,652.2	45,494.1
Payable for securities purchased (Note 4)	595.5	2,147.7
Securities sold under agreements to repurchase (Notes 1 and 2)	918.0	441.8
Short-term debt (Notes 3 and 12)	1,010.1	295.9
Long-term debt (Notes 3 and 12)	5,980.2	5,524.3
Reinsurance balances payable (Notes 1 and 14)	2,980.8	3,332.7
Other liabilities (Notes 1, 3, 15 and 18)	4,094.5	4,251.2
Separate account business (Notes 1, 3 and 4)	567.8	3,678.0
Total liabilities	59,799.1	65,165.7

Minority interest	1,679.8	1,668.6

Commitments and contingent liabilities
(Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 17, 18, 19, 21 and 22)

Shareholders’ equity (Notes 1, 2, 5, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding - 185,584,575 and 185,447,050 shares	185.6	185.4
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 68,307,250 and 58,305,000 shares	0.7	0.6
Additional paid-in capital	1,801.2	1,513.7
Earnings retained in the business	9,589.3	8,570.8
Accumulated other comprehensive income	586.9	760.2
	12,163.7	11,030.7
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders’ equity	12,156.0	11,023.0
Total liabilities and shareholders’ equity	$73,634.9	$77,857.3

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002
(In millions, except per share data)	Restated	Restated	Restated
	See Note 25	See Note 25	See Note 25

Revenues (Note 1):
Insurance premiums (Note 19)	$8,205.2	$9,211.6	$10,209.9
Net investment income (Note 2)	1,875.3	1,859.1	1,796.6
Investment (losses) gains (Note 2)	(256.0)	464.1	(131.0)
Manufactured products (including excise taxes of $658.1, $651.4
and $667.6)	3,515.2	3,418.8	3,963.5
Other	1,908.8	1,518.4	1,624.9
Total	15,248.5	16,472.0	17,463.9

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 19)	6,445.0	10,276.2	8,402.3
Amortization of deferred acquisition costs	1,679.8	1,964.6	1,790.2
Cost of manufactured products sold (Note 21)	2,045.4	1,972.8	2,226.5
Other operating expenses	2,925.4	3,307.1	3,106.0
Restructuring and other related charges (Note 15)			(36.8)
Interest	324.1	308.4	309.6
Total	13,419.7	17,829.1	15,797.8
	1,828.8	(1,357.1)	1,666.1
Income tax expense (benefit) (Note 11)	536.2	(526.6)	588.7
Minority interest	57.3	(176.5)	83.9
Total	593.5	(703.1)	672.6
Income (loss) from continuing operations	1,235.3	(654.0)	993.5
Discontinued operations-net (Note 16)		55.4	(27.0)
Cumulative effect of change in accounting principle-net (Note 1)			(39.6)
Net income (loss)	$1,235.3	$(598.6)	$926.9

Net income (loss) attributable to (Note 5):
Loews common stock:
Income (loss) from continuing operations	$1,050.8	$(769.2)	$852.8
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principle-net			(39.6)
Loews common stock	1,050.8	(713.8)	786.2
Carolina Group stock	184.5	115.2	140.7
Total	$1,235.3	$(598.6)	$926.9

Income (loss) per Loews common share (Note 5):
Income (loss) from continuing operations	$5.66	$(4.15)	$4.54
Discontinued operations-net		0.30	(0.14)
Cumulative effect of change in accounting principle-net			(0.21)
Net income (loss)	$5.66	$(3.85)	$4.19

Income per Carolina Group share (Note 5)	$3.15	$2.76	$3.50

Weighted average number of shares outstanding:
Loews common stock	185.50	185.45	187.59
Carolina Group stock	58.49	41.74	40.15

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income	Treasury
(In millions, except per share data)

Balance, January 1, 2002-as previously
reported		$191.5		$48.2	$8,994.9	$194.7
Prior period adjustment (Note 25)					(58.3)
Balance, January 1, 2002-restated		191.5		48.2	8,936.6	194.7
Comprehensive income:
Net income-restated	$926.9				926.9
Other comprehensive gains
(Note 13)	343.6					343.6
Comprehensive income-restated	$1,270.5
Dividends paid:
Loews common stock, $0.60 per
share					(112.8)
Carolina Group stock, $1.34 per
share					(53.6)
Issuance of Loews common stock				0.5
Issuance of Carolina Group stock
(Note 6)			$0.4	1,069.2
Purchases of Loews common stock							$(343.5)
Purchases of Carolina Group stock							(7.7)
Retirement of Loews treasury stock		(6.1)		(1.5)	(335.9)		343.5
Equity in certain transactions
of subsidiary companies				(2.2)
Balance, December 31, 2002-restated		185.4	0.4	1,114.2	9,361.2	538.3	(7.7)
Comprehensive loss:
Net loss-restated	$(598.6)				(598.6)
Other comprehensive gains
(Note 13)	221.9					221.9
Comprehensive loss-restated	$(376.7)
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.81
per share					(80.5)
Issuance of Loews common stock				0.2
Issuance of Carolina Group stock
(Note 6)			0.2	399.3
Balance, December 31, 2003-restated		185.4	0.6	1,513.7	8,570.8	760.2	(7.7)
Comprehensive income:
Net income-restated	$1,235.3				1,235.3
Other comprehensive losses
(Note 13)	(173.3)					(173.3)
Comprehensive income-restated	$1,062.0
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.82
per share					(105.5)
Issuance of Loews common stock		0.2		6.2
Issuance of Carolina Group stock
(Note 6)			0.1	281.3
Balance, December 31, 2004-restated		$185.6	$0.7	$1,801.2	$9,589.3	$586.9	$(7.7)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)	Restated	Restated	Restated
	See Note 25	See Note 25	See Note 25

Operating Activities:

Net income (loss)	$1,235.3	$(598.6)	$926.9
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Gain on disposal of discontinued operations		(56.7)	33.5
Cumulative effect of changes in accounting principle			39.6
Provision for doubtful accounts and cash discounts	228.2	780.9	227.4
Investment losses (gains)	256.0	(464.1)	131.0
Undistributed earnings	(189.0)	(251.1)	28.5
Provision for minority interest	57.3	(176.4)	84.0
Amortization of investments	(21.5)	(108.6)	(186.6)
Depreciation and amortization	350.8	325.1	312.2
Provision for deferred income taxes	55.1	187.4	1.5
Other non-cash items	62.4	41.8	42.6
Changes in operating assets and liabilities-net:
Reinsurance receivables	(971.7)	(3,524.1)	(124.9)
Other receivables	304.9	(751.6)	1,046.1
Prepaid reinsurance premiums	232.7	(15.5)	(124.2)
Deferred acquisition costs	193.6	(61.5)	(162.3)
Insurance reserves and claims	767.5	6,748.8	(957.8)
Reinsurance balances payable	(317.8)	661.1	147.4
Other liabilities	388.2	(139.3)	584.9
Trading securities	100.8	32.1	(227.5)
Other-net	88.3	154.1	(34.1)
	2,821.1	2,783.8	1,788.2

Investing Activities:

Purchases of fixed maturities	(77,274.1)	(71,835.9)	(81,739.0)
Proceeds from sales of fixed maturities	60,480.7	58,048.4	78,324.8
Proceeds from maturities of fixed maturities	9,385.8	12,684.8	6,220.0
Purchases of equity securities	(661.1)	(394.2)	(914.4)
Proceeds from sales of equity securities	812.3	594.6	1,197.7
Purchases of property and equipment	(267.0)	(446.4)	(514.4)
Proceeds from sales of property and equipment	52.7	106.5	28.2
Securities sold under agreements to repurchase	476.2	(110.6)	(1,050.0)
Change in short-term investments	3,330.8	(1,499.0)	(3,381.9)
Dispositions, net of cash	647.0	431.4	(177.6)
Change in other investments	150.8	352.1	74.1
Acquisition of Gas Pipelines-net of cash	(1,111.4)	(803.3)
	(3,977.3)	(2,871.6)	(1,932.5)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)	Restated	Restated	Restated
	See Note 25	See Note 25	See Note 25

Financing Activities:

Dividends paid	$(216.8)	$(191.8)	$(166.4)
Dividends paid to minority interests	(14.8)	(26.4)	(30.6)
Purchases of treasury shares			(351.2)
Purchases of treasury shares by subsidiaries	(18.1)	(17.9)	(43.0)
Issuance of common stock	287.8	399.7	1,070.1
Principal payments on debt	(606.0)	(807.5)	(352.9)
Issuance of debt	1,747.9	706.4	65.0
Returns and deposits of policyholder account balances on
investment contracts	10.3	26.0	(43.6)
Other	5.0	(3.8)
	1,195.3	84.7	147.4

Net change in cash	39.1	(3.1)	3.1
Cash, beginning of year	180.8	183.9	180.8
Cash, end of year	$219.9	$180.8	$183.9

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

In January of 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

46R”), which clarified certain complexities of FIN 46.  FIN 46R has changed the basis of consolidation from voting control to a broader consolidation model based on risks and rewards. The adoption of FIN 46R did not have a significant impact on the results of operations or equity of the Company.

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

Year Ended December 31	2004	2003	2002
(In millions, except per share data)

Net income (loss):

Loews common stock:
Net income (loss) as reported	$1,050.8	$(713.8)	$786.2
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(5.2)	(5.5)	(3.8)
Pro forma net income (loss)	$1,045.6	$(719.3)	$782.4

Carolina Group stock:
Net income as reported	$184.5	$115.2	$140.7
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(0.1)	(0.1)	(0.1)
Pro forma net income	$184.4	$115.1	$140.6

Net income (loss) per share:

Loews common stock:
As reported	$5.66	$(3.85)	$4.19
Pro forma	5.64	(3.88)	4.17

Carolina Group stock:
As reported	3.15	2.76	3.50
Pro forma	3.15	2.76	3.50

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

Note 2.  Investments

Year Ended December 31	2004	2003	2002
(In millions)

Investment income consisted of:

Fixed maturity securities	$1,593.1	$1,670.4	$1,894.1
Short-term investments	71.8	103.2	126.7
Limited partnerships	238.5	220.6	(33.9)
Equity securities	18.4	23.7	71.0
Income (loss) from trading portfolio	208.5	117.8	(77.7)
Interest expense on funds withheld and other deposits	(261.1)	(334.6)	(232.2)
Other	57.6	125.9	120.1
Total investment income	1,926.8	1,927.0	1,868.1
Investment expenses	(51.5)	(67.9)	(71.5)
Net investment income	$1,875.3	$1,859.1	$1,796.6

Investment (losses) gains are as follows:

Derivative instruments	$(84.1)	$78.3	$(52.1)
Fixed maturities	233.7	444.7	(60.3)
Equity securities, including short positions	202.2	114.5	(160.7)
Short-term investments	(1.5)	(13.4)	86.7
Other, including guaranteed separate account business (a)	(606.3)	(160.0)	55.4
Investment (losses) gains	(256.0)	464.1	(131.0)
Income tax benefit (expense)	98.1	(175.9)	60.0
Minority interest	13.3	(26.4)	4.8
Investment (losses) gains-net	$(144.6)	$261.8	$(66.2)
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

The attribution of income (loss) to each class of common stock for the years ended December 31, 2004, 2003 and 2002, was as follows:

December 31	2004	2003	2002
(In millions)

Loews common stock:

Consolidated net income (loss)	$1,235.3	$(598.6)	$926.9
Less income attributable to Carolina Group stock	184.5	115.2	140.7
Income (loss) attributable to Loews common stock	$1,050.8	$(713.8)	$786.2

Carolina Group stock:

Carolina Group net income	$545.9	$468.3	$681.5
Less net income prior to issuance of Carolina Group stock			73.1
Income available to Carolina Group stock	545.9	468.3	608.4

Weighted average economic interest of the Carolina Group	33.80%	24.59%	23.12%

Income attributable to Carolina Group stock	$184.5	$115.2	$140.7

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

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,689.3	$(25.2)	(a)	18,696.2
Property, plant and equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	204.4			640.9
Goodwill and other intangible assets				294.1			294.1
Other assets	396.5		396.5	2,412.2			2,808.7
Investment in combined attributed net assets of the Carolina Group				1,566.0	(1,871.2)	(a)
					305.2	(b)

Deferred acquisition costs of insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,652.2			$43,652.2
Payable for securities purchased				595.5			595.5
Securities sold under agreements to repurchase				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2)	(a)	5,980.2
Reinsurance balances payable				2,980.8			2,980.8
Other liabilities	$1,392.6	16.4	1,409.0	2,710.7	(25.2)	(a)	4,094.5
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,415.3	(1,896.4)		59,799.1
Minority interest				1,679.8			1,679.8
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,352.8	305.2	(b)	12,156.0
Total liabilities and shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,530.2	$100.0	$1,630.2	$40,884.6			$42,514.8
Cash	1.5	0.4	1.9	178.9			180.8
Receivables	23.9		23.9	20,332.2	$(27.6)	(a)	20,328.5
Property, plant and equipment	221.0		221.0	3,658.7			3,879.7
Deferred income taxes	441.9		441.9	106.8			548.7
Goodwill and other intangible assets				311.4			311.4
Other assets	406.4		406.4	3,476.3			3,882.7
Investment in combined attributed net assets of the Carolina Group				1,546.7	(2,032.1)	(a)
					485.4	(b)
Deferred acquisition costs of insurance subsidiaries				2,532.7			2,532.7
Separate account business				3,678.0			3,678.0
Total assets	$2,624.9	$100.4	$2,725.3	$76,706.3	$(1,574.3)		$77,857.3

Liabilities and Shareholders’ Equity:

Insurance reserves				$45,494.1			$45,494.1
Payable for securities purchased				2,147.7			2,147.7
Securities sold under agreements to repurchase				441.8			441.8
Short-term debt				295.9			295.9
Long-term debt		$2,032.1	$2,032.1	5,524.3	$(2,032.1)	(a)	5,524.3
Reinsurance balances payable				3,332.7			3,332.7
Other liabilities	$1,405.0	17.4	1,422.4	2,856.4	(27.6)	(a)	4,251.2
Separate account business				3,678.0			3,678.0
Total liabilities	1,405.0	2,049.5	3,454.5	63,770.9	(2,059.7)		65,165.7
Minority interest				1,668.6			1,668.6
Shareholders’ equity	1,219.9	(1,949.1)	(729.2)	11,266.8	485.4	(b)	11,023.0
Total liabilities and shareholders’ equity	$2,624.9	$100.4	$2,725.3	$76,706.3	$(1,574.3)		$77,857.3
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 66.57% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$8,205.2			$8,205.2
Net investment income	$36.6	$2.0	$38.6	1,994.2	$(157.5)	(a)	1,875.3
Investment (losses) gains	1.4		1.4	(257.4)			(256.0)
Manufactured products	3,347.8		3,347.8	167.4			3,515.2
Other				1,908.8			1,908.8
Total	3,385.8	2.0	3,387.8	12,018.2	(157.5)		15,248.5

Expenses:

Insurance claims and policyholders’ benefits				6,445.0			6,445.0
Amortization of deferred acquisition costs				1,679.8			1,679.8
Cost of manufactured products sold	1,965.6		1,965.6	79.8			2,045.4
Other operating expenses	380.6	0.5	381.1	2,544.3			2,925.4
Interest		157.5	157.5	324.1	(157.5)	(a)	324.1
Total	2,346.2	158.0	2,504.2	11,073.0	(157.5)		13,419.7

	1,039.6	(156.0)	883.6	945.2			1,828.8

Income tax expense (benefit)	397.3	(59.6)	337.7	198.5			536.2
Minority interest				57.3			57.3
Total	397.3	(59.6)	337.7	255.8			593.5

Income from operations	642.3	(96.4)	545.9	689.4			1,235.3
Equity in earnings of the Carolina Group				361.4	(361.4)	(b)
Net income (loss)	$642.3	$(96.4)	$545.9	$1,050.8	$(361.4)		$1,235.3
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$9,211.6			$9,211.6
Net investment income	$39.9	$2.1	$42.0	1,999.9	$(182.8)	(a)	1,859.1
Investment (losses) gains	(9.7)		(9.7)	473.8			464.1
Manufactured products	3,255.6		3,255.6	163.2			3,418.8
Other	(0.1)		(0.1)	1,518.5			1,518.4
Total	3,285.7	2.1	3,287.8	13,367.0	(182.8)		16,472.0

Expenses:

Insurance claims and policyholders’ benefits				10,276.2			10,276.2
Amortization of deferred acquisition costs				1,964.6			1,964.6
Cost of manufactured products sold	1,893.1		1,893.1	79.7			1,972.8
Other operating expenses	460.0	0.6	460.6	2,846.5			3,307.1
Interest	0.1	182.8	182.9	308.3	(182.8)	(a)	308.4
Total	2,353.2	183.4	2,536.6	15,475.3	(182.8)		17,829.1

	932.5	(181.3)	751.2	(2,108.3)			(1,357.1)

Income tax expense (benefit)	351.2	(68.3)	282.9	(809.5)			(526.6)
Minority interest				(176.5)			(176.5)
Total	351.2	(68.3)	282.9	(986.0)			(703.1)

Income (loss) from operations	581.3	(113.0)	468.3	(1,122.3)			(654.0)
Equity in earnings of the Carolina Group				353.1	(353.1)	(b)

Income (loss) from continuing operations	581.3	(113.0)	468.3	(769.2)	(353.1)		(654.0)
Discontinued operations-net				55.4			55.4
Net income (loss)	$581.3	$(113.0)	$468.3	$(713.8)	$(353.1)		$(598.6)
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2002	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$10,209.9			$10,209.9
Net investment income	$44.1	$1.6	$45.7	1,929.3	$(178.4)	(a)	1,796.6
Investment (losses) gains	36.1		36.1	(167.1)			(131.0)
Manufactured products	3,797.7		3,797.7	165.8			3,963.5
Other	1.9		1.9	1,623.0			1,624.9
Total	3,879.8	1.6	3,881.4	13,760.9	(178.4)		17,463.9

Expenses:

Insurance claims and policyholders’ benefits				8,402.3			8,402.3
Amortization of deferred acquisition costs				1,790.2			1,790.2
Cost of manufactured products sold	2,149.3		2,149.3	77.2			2,226.5
Other operating expenses	432.7	0.4	433.1	2,672.9			3,106.0
Restructuring and other related charges				(36.8)			(36.8)
Interest		178.4	178.4	309.6	(178.4)	(a)	309.6
Total	2,582.0	178.8	2,760.8	13,215.4	(178.4)		15,797.8

	1,297.8	(177.2)	1,120.6	545.5			1,666.1

Income tax expense (benefit)	508.5	(69.4)	439.1	149.6			588.7
Minority interest				83.9			83.9
Total	508.5	(69.4)	439.1	233.5			672.6

Income from operations	789.3	(107.8)	681.5	312.0			993.5
Equity in earnings of the Carolina Group				540.8	(540.8)	(b)

Income from continuing operations	789.3	(107.8)	681.5	852.8	(540.8)		993.5
Discontinued operations-net				(27.0)			(27.0)
Cumulative effect of change in accounting principles-net				(39.6)			(39.6)
Net income (loss)	$789.3	$(107.8)	$681.5	$786.2	$(540.8)		$926.9
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$631.9	$(97.4)	$534.5	$2,496.7	$(210.1)	$2,821.1

Investing activities:

Purchases of property and equipment	(50.8)		(50.8)	(216.2)		(267.0)
Change in short-term investments	26.3		26.3	3,304.5		3,330.8
Other investing activities	0.6		0.6	(6,880.8)	(160.9)	(7,041.1)
	(23.9)		(23.9)	(3,792.5)	(160.9)	(3,977.3)

Financing activities:

Dividends paid to shareholders	(574.0)	258.4	(315.6)	(111.3)	210.1	(216.8)
Reduction of intergroup notional debt		(160.9)	(160.9)		160.9
Other financing activities				1,412.1		1,412.1
	(574.0)	97.5	(476.5)	1,300.8	371.0	1,195.3
Net change in cash	34.0	0.1	34.1	5.0		39.1
Cash, beginning of year	1.5	0.4	1.9	178.9		180.8
Cash, end of year	$35.5	$0.5	$36.0	$183.9		$219.9

Year Ended December 31, 2003

Net cash provided by operating activities	$711.6	$(116.1)	$595.5	$2,421.7	$(233.4)	$2,783.8

Investing activities:

Purchases of property and equipment	(56.4)		(56.4)	(390.0)		(446.4)
Change in short-term investments	128.2	50.2	178.4	(1,677.4)		(1,499.0)
Other investing activities	2.1		2.1	(522.3)	(406.0)	(926.2)
	73.9	50.2	124.1	(2,589.7)	(406.0)	(2,871.6)

Financing activities:

Dividends paid to shareholders	(786.0)	472.1	(313.9)	(111.3)	233.4	(191.8)
Reduction of intergroup notional debt		(406.0)	(406.0)		406.0
Other financing activities				276.5		276.5
	(786.0)	66.1	(719.9)	165.2	639.4	84.7
Net change in cash	(0.5)	0.2	(0.3)	(2.8)		(3.1)
Cash, beginning of year	2.0	0.2	2.2	181.7		183.9
Cash, end of year	$1.5	$0.4	$1.9	$178.9		$180.8

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2002	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating activities	$852.6	$(87.1)	$765.5	$1,300.9	$(278.2)	$1,788.2

Investing activities:

Purchases of property and equipment	(51.7)		(51.7)	(462.7)		(514.4)
Change in short-term investments	(167.6)	(150.3)	(317.9)	(3,064.0)		(3,381.9)
Other investing activities	6.0		6.0	2,019.7	(61.9)	1,963.8
	(213.3)	(150.3)	(363.6)	(1,507.0)	(61.9)	(1,932.5)

Financing activities:

Dividends paid to shareholders	(639.0)	307.2	(331.8)	(112.8)	278.2	(166.4)
Purchases of treasury shares		(7.7)	(7.7)	(343.5)		(351.2)
Reduction of intergroup notional debt		(61.9)	(61.9)		61.9
Other financing activities				665.0		665.0
	(639.0)	237.6	(401.4)	208.7	340.1	147.4

Net change in cash	0.3	0.2	0.5	2.6		3.1
Cash, beginning of year	1.7		1.7	179.1		180.8
Cash, end of year	$2.0	$0.2	$2.2	$181.7		$183.9

Note 7.  Receivables

December 31	2004	2003
(In millions)

Reinsurance	$15,888.0	$16,103.1
Other insurance	2,567.2	3,081.7
Security sales	540.3	890.7
Accrued investment income	304.9	343.3
Federal income taxes		517.4
Other	453.0	348.4
Total	19,753.4	21,284.6
Less: allowance for doubtful accounts on reinsurance receivables	531.1	572.6
allowance for other doubtful accounts and cash discounts	526.1	383.5
Receivables	$18,696.2	$20,328.5

Notes to Consolidated Financial Statements

Note 8.  Property, Plant and Equipment

December 31	2004	2003
(In millions)

Land	$77.9	$65.2
Buildings and building equipment	629.1	660.3
Offshore drilling rigs and equipment	3,598.2	3,535.9
Machinery and equipment	1,180.9	1,285.8
Pipeline equipment	1,778.4	646.5
Leaseholds and leasehold improvements	74.9	147.4
Total	7,339.4	6,341.1
Less accumulated depreciation and amortization	2,498.7	2,461.4
Property, plant and equipment	$4,840.7	$3,879.7

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2004		2003		2002
	Depr. &	Capital	Depr. &	Capital	Depr. &	Capital
	Amort.	Expend.	Amort.	Expend.	Amort.	Expend.
(In millions)

CNA Financial	$61.1	$40.9	$62.5	$65.7	$72.2	$87.6
Lorillard	39.7	50.8	31.1	56.4	29.0	51.7
Loews Hotels	27.3	35.0	25.2	15.1	24.2	23.4
Diamond Offshore	184.9	93.7	181.3	272.0	183.0	349.5
Boardwalk Pipelines	34.0	41.2	20.5	34.7
Corporate and other	3.8	5.4	4.5	2.5	3.8	2.2
Total	$350.8	$267.0	$325.1	$446.4	$312.2	$514.4

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

Year Ended December 31	2004	2003	2002
(In millions)

Reserves, beginning of year:
Gross	$31,732.0	$27,441.0	$31,364.0
Ceded	14,066.0	10,634.0	12,011.0
Net reserves, beginning of year	17,666.0	16,807.0	19,353.0

Reduction of net reserves (a) (b) (c)	(42.0)	(1,309.0)	(1,316.0)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,062.0	6,745.0	8,248.0
Increase in provision for insured events of prior years	240.0	2,398.0	17.0
Amortization of discount	135.0	115.0	72.0
Total net incurred (d)	6,437.0	9,258.0	8,337.0

Net payments attributable to:
Current year events	1,936.0	2,192.0	3,137.0
Prior year events	4,522.0	4,937.0	6,563.0
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements (see Note 14)	(41.0)	(39.0)	(133.0)
Total net payments	6,417.0	7,090.0	9,567.0

Net reserves, end of year	17,644.0	17,666.0	16,807.0
Ceded reserves, end of year	13,879.0	14,066.0	10,634.0
Gross reserves, end of year	$31,523.0	$31,732.0	$27,441.0
__________
(a)	In 2002, net reserves were reduced by $1,316.0 as a result of the sale of CNA Reinsurance Company Limited (“CNA Re U.K.”). See Note 14 for further discussion of this sale.
(b)	In 2003, net reserves were reduced by $1,309.0 as a result of the sale of CNAGLA. See Note 14 for further discussion of this sale.
(c)	In 2004, the net reserves were reduced by $42.0 as a result of the sale of the individual life insurance business. See Note 14 for further discussion of this sale.
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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) are composed of the following:

Year Ended December 31	2004	2003	2002
(In millions)

Environmental pollution and mass tort	$1.0	$153.0
Asbestos	54.0	642.0
Other	185.0	1,603.0	$17.0
Total	$240.0	$2,398.0	$17.0

The following tables summarize the gross and net carried reserves as of December 31, 2004 and 2003.

			Life and
	Standard	Specialty	Group	Other
December 31, 2004	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,806.0	$15,169.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,681.0	$31,523.0

Net Case Reserves	$4,761.0	$1,191.0	$1,394.0	$1,588.0	$8,934.0
Net IBNR Reserves	4,547.0	2,042.0	430.0	1,691.0	8,710.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,308.0	$3,233.0	$1,824.0	$3,279.0	$17,644.0

December 31, 2003

Gross Case Reserves	$6,416.0	$1,605.0	$2,539.0	$4,344.0	$14,904.0
Gross IBNR Reserves	7,866.0	2,595.0	1,037.0	5,330.0	16,828.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,282.0	$4,200.0	$3,576.0	$9,674.0	$31,732.0

Net Case Reserves	$4,590.0	$1,087.0	$1,477.0	$2,026.0	$9,180.0
Net IBNR Reserves	4,383.0	1,832.0	414.0	1,857.0	8,486.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$8,973.0	$2,919.0	$1,891.0	$3,883.0	$17,666.0

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

Net Prior Year Development

2004 Net Prior Year Development

Unfavorable net prior year development of $124.0 million, including $240.0 million of unfavorable claim and claim adjustment expense reserve development and $116.0 million of favorable premium development, was recorded in 2004. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

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
reinsurance treaties:
Property and casualty, excluding APMT	$107.0	$75.0	$20.0	$202.0
APMT			55.0	55.0
Total	107.0	75.0	75.0	257.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	115.0	58.0	84.0	257.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Pretax unfavorable (favorable) premium
development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$18.0	$30.0	$93.0	$141.0

Also included in the 2004 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

The gross and net carried claim and claim adjustment expense reserves were $14,302.0 million and $9,308.0 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Standard Lines were $14,282.0 million and $8,973.0 million at December 31, 2003. Unfavorable net prior year development of $18.0 million, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development, was recorded in 2004 for Standard Lines.

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

Other Insurance

The gross and net carried claim and claim adjustment expense reserves were $8,681.0 million and $3,279.0 million at December 31, 2004. The gross and net carried claim and claim adjustment expense reserves for Other Insurance were $9,674.0 million and $3,883.0 million at December 31, 2003. Unfavorable net prior year development of $93.0 million, including $84.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development was recorded in 2004 for Other Insurance.

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

2003 Net Prior Year Development

    Unfavorable net prior year development of $2,939.0 million, including $2,398.0 million of unfavorable claim and claim adjustment expense reserve development and $541.0 million of unfavorable premium development, was recorded in 2003. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserved development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

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
Property and casualty, excluding APMT	$1,423.0	$313.0	$346.0	$2,082.0
APMT			795.0	795.0
Total	1,423.0	313.0	1,141.0	2,877.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	938.0	257.0	1,039.0	2,234.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	209.0	6.0	(32.0)	183.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Pretax unfavorable premium development	478.0	37.0	26.0	541.0
Total 2003 unfavorable net prior year development
(pretax)	$1,416.0	$294.0	$1,065.0	$2,775.0

Also included in the 2003 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Unfavorable net prior year development of $1,416.0 million, including $938.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $478.0 million of unfavorable premium development, was recorded in 2003 for Standard Lines.

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

Other Insurance

    Unfavorable net prior year development of $1,065.0 million, including $1,039.0 million of net unfavorable claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development was recorded in 2003 for Other Insurance.

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

2002 Net Prior Year Development

Unfavorable net prior year development of $108.0 million, including $17.0 million of unfavorable claim and claim adjustment expense reserve development and $91.0 million of unfavorable premium development, was recorded in 2002. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below is the amount prior to consideration of any related reinsurance allowance impacts.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following table summarizes the pretax 2002 net prior year development for the Standard Lines, Specialty Lines and Other Insurance segments.

	Standard	Specialty	Other
Year Ended December 31, 2002	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Property and casualty, excluding APMT	$(189.0)	$55.0	$228.0	$94.0
Ceded losses related to corporate aggregate
reinsurance treaties	(14.0)	(41.0)	(93.0)	(148.0)
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(203.0)	14.0	135.0	(54.0)
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	76.0	17.0	(103.0)	(10.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	10.0	29.0	62.0	101.0
Pretax unfavorable (favorable) premium development	86.0	46.0	(41.0)	91.0
Total 2002 unfavorable (favorable) net prior year
development (pretax)	$(117.0)	$60.0	$94.0	$37.0

Also included in the 2002 net prior year development is Life and Group Non-Core and unallocated loss adjustment expense reserve development.

Standard Lines

Favorable net prior year development of $117.0 million, including $203.0 million of favorable claim and allocated claim adjustment expense reserve development and $86.0 million of unfavorable premium development, was recorded in 2002 for Standard Lines. Approximately $140.0 million of favorable net prior year development was attributable to participation in the Workers Compensation Reinsurance Bureau (“WCRB”), a reinsurance pool, and residual markets. The favorable net prior year development for WCRB was the result of information received from the WCRB that reported the results of a recent actuarial review. This information indicated that CNA’s net required reserves for accident years 1970 through 1996 were $60.0 million less than the carried reserves. In addition, during 2002, CNA commuted accident years 1965 through 1969 for a payment of approximately $5.0 million to cover carried reserves of approximately $13.0 million, resulting in further favorable net prior year development of $8.0 million. The favorable residual market net prior year development was the result of lower than expected paid loss activity during recent periods for accident years dating back to 1984. The paid losses during 2002 on prior accident years were approximately 60.0% of the previously expected amount.

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

Other Insurance

Unfavorable net prior year development of $94.0 million, including $135.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $41.0 million of favorable premium development, was recorded in 2002 for Other Insurance. The development recorded in 2002 consisted primarily of CNA Re development.

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

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

Total income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, was different than the amounts of $640.1 million, $(475.0) million and $583.1 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

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

    The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations and the cumulative effect of the changes in accounting principles, are as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Income tax expense (benefit):
Federal:
Current	$425.8	$(747.0)	$483.1
Deferred	43.3	175.2	3.9
State and city:
Current	54.7	59.1	86.3
Deferred	11.8	(21.2)	(0.6)
Foreign	0.6	7.3	16.0
Total	$536.2	$(526.6)	$588.7
Deferred tax assets (liabilities) are as follows:

December 31	2004	2003
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$717.0	$687.5
Unearned premium reserves	233.0	288.0
Life reserve differences	192.0	183.0
Other insurance reserves	28.0	30.0
Receivables	309.0	288.0
Tobacco settlements	414.8	410.6
Employee benefits	294.5	240.1
Life settlement contracts	100.0	109.0
Investment valuation differences	149.0	56.0
Net operating loss and tax credit carried forward	166.1	260.4
Other	429.3	366.2
Gross deferred tax assets	3,032.7	2,918.8
Valuation allowance	(43.3)
Deferred tax assets after valuation allowance	2,989.4	2,918.8

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

December 31	2004	2003
(In millions)

Deferred tax liabilities:
Deferred acquisition costs	$(691.0)	$(769.0)
Net unrealized gains	(580.1)	(676.0)
Property plant and equipment	(515.7)	(474.1)
Foreign and other affiliates	(231.3)	(236.4)
Other liabilities	(330.4)	(214.6)
Gross deferred tax liabilities	(2,348.5)	(2,370.1)

Net deferred tax asset	$640.9	$548.7

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

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

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

Year Ended December 31	2004	2003	2002
(In millions, except per share data)

Total revenues	$15,479.9	$16,798.9	$17,940.0
Income (loss) from continuing operations	1,260.4	(631.0)	1,075.2
Net income (loss)	1,260.4	(575.6)	1,008.6

Income (loss) per share of Loews common stock:
Income (loss) from continuing operations	5.80	(4.02)	4.98
Net income (loss)	5.80	(3.73)	4.63

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

The following table summarizes the 2001 Plan accrual and the activity in that accrual since inception.

	Employee
	Termination	Lease	Impaired
	and Related	Termination	Asset	Other
	Benefit Costs	Costs	Charges	Costs	Total
(In millions)

2001 Plan Initial Accrual	$68.0	$56.0	$30.0	$35.0	$189.0
Costs that did not require cash				(35.0)	(35.0)
Payments charged against liability	(2.0)				(2.0)
Accrued costs at December 31, 2001	66.0	56.0	30.0		152.0
Costs that did not require cash	(1.0)	(3.0)	(9.0)		(13.0)
Payments charged against liability	(53.0)	(12.0)	(4.0)		(69.0)
Reduction of accrual	(10.0)	(7.0)	(15.0)		(32.0)
Accrued costs at December 31, 2002	2.0	34.0	2.0		38.0
Costs that did not require cash			(1.0)		(1.0)
Payments charged against liability	(2.0)	(15.0)			(17.0)
Accrued costs at December 31, 2003		19.0	1.0		20.0
Payments charged against liability		(5.0)			(5.0)
Accrued costs at December 31, 2004	$	$$14.0	$1.0	$	$$15.0

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

A summary of the stock option transactions for the Loews Plan follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, January 1	1,127,450	$46.678	827,000	$46.535	535,700	$39.002
Granted	306,625	57.523	306,300	46.748	315,300	58.723
Exercised	(137,525)	36.358	(5,850)	30.140	(13,500)	37.318
Canceled	(38,775)	51.495			(10,500)	40.079
Options outstanding, December 31	1,257,775	50.302	1,127,450	46.678	827,000	46.535

Options exercisable, December 31	557,025	$46.251	430,625	$42.657	195,300	$37.594

Shares available for grant,
December 31	573,450		841,300		1,147,600

    The following table summarizes information about the Company’s stock options outstanding in connection with the Loews Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$30.140 - 35.175	138,300	4.9	$30.140	138,300	$30.140
35.176 - 42.210	10,900	8.1	41.298	9,650	41.314
42.211 - 49.245	518,225	7.2	46.776	242,825	46.740
49.246 - 56.280	77,125	8.9	52.280	5,600	54.835
56.281 - 63.315	508,125	8.2	59.099	155,550	59.093
63.316 - 70.350	5,100	8.9	68.176	5,100	68.176

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $261.0 million, $335.0 million and $232.0 million in 2004, 2003 and 2002. The amount subject to interest crediting rates on such contracts was $2,564.0 million and $2,782.0 million at December 31, 2004 and 2003. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. Additionally, on the corporate aggregate reinsurance treaties discussed below, if CNA exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest, included in the totals above, was $46.0 million, $147.0 million and $10.0 million in 2004, 2003 and 2002.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

The following table summarizes the amounts receivable from reinsurers at December 31, 2004 and 2003.

December 31	2004	2003
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,878.4	$14,065.2
Ceded future policy benefits	1,259.6	1,218.2
Ceded policyholders’ funds	64.8	6.6
Billed reinsurance receivables	685.2	813.1
Reinsurance receivables	15,888.0	16,103.1
Allowance for uncollectible reinsurance	(531.1)	(572.6)

Reinsurance receivables-net of allowance for uncollectible reinsurance	$15,356.9	$15,530.5

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

The effects of reinsurance on earned premiums are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2004

Property and casualty	$10,739.0	$199.0	$3,634.0	$7,304.0	2.7%
Accident and health	1,224.0	63.0	507.0	780.0	8.1%
Life	419.0		298.0	121.0
Total	$12,382.0	$262.0	$4,439.0	$8,205.0	3.2%

Year Ended December 31, 2003

Property and casualty	$10,661.0	$726.0	$4,450.0	$6,937.0	10.5%
Accident and health	1,598.0	92.0	59.0	1,631.0	5.6
Life	1,102.0	7.0	465.0	644.0	1.1
Total	$13,361.0	$825.0	$4,974.0	$9,212.0	9.0%

Year Ended December 31, 2002

Property and casualty	$9,694.0	$946.0	$3,812.0	$6,828.0	13.9%
Accident and health	2,609.0	153.0	15.0	2,747.0	5.6
Life	1,089.0	(5.0)	449.0	635.0	(0.8)
Total	$13,392.0	$1,094.0	$4,276.0	$10,210.0	10.7%

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

The impact of the CCC Cover was as follows:

Year Ended December 31	2004	2003	2002
(In millions)

Ceded earned premium		$(100.0)	$(101.0)
Ceded claim and claim adjustment expenses		143.0	148.0
Interest charges	$(91.0)	(59.0)	(37.0)
Pretax (expense) benefit	$(91.0)	$(16.0)	$10.0

Note 20.  Quarterly Financial Data (Unaudited)

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$4,052.7	$3,786.8	$3,915.7	$3,493.3

Net income attributable to:

Loews common stock:
Net income	445.3	225.1	369.9	10.5
Per share	2.40	1.21	1.99	0.06

Carolina Group stock:
Net income	56.1	53.4	40.6	34.4
Per share	0.93	0.92	0.70	0.59

Notes to Consolidated Financial Statements
Note 20. Quarterly Financial Data (Unaudited) - (Continued)

2003 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$4,337.8	$3,942.1	$4,243.8	$3,948.3

Net income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	337.7	(1,464.0)	192.2	164.9
Per share	1.82	(7.89)	1.04	0.89
Discontinued operations		55.8	(0.1)	(0.3)
Per share		0.30
Net income (loss)	337.7	(1,408.2)	192.1	164.6
Per share	1.82	(7.59)	1.04	0.89

Carolina Group stock:
Net income	34.8	26.8	25.0	28.6
Per share	0.74	0.67	0.63	0.72

    The following tables set forth unaudited quarterly results for 2004 and 2003 as previously reported before a restatement to reflect the change in accounting noted above (see Note 25).

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
Note 21. Legal Proceedings -Insurance Related - (Continued)

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
Note 21. Legal Proceedings - (Continued)

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
Note 21. Legal Proceedings - (Continued)

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

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2004	2003	2002
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$5,760.8	$5,499.9	$5,389.9
Specialty Lines	2,727.8	2,270.7	1,691.7
Life and Group Non-Core (b)	1,093.0	3,218.9	4,252.7
Other Insurance	358.2	750.9	959.7
Total CNA Financial	9,939.8	11,740.4	12,294.0
Lorillard	3,384.4	3,295.4	3,843.7
Loews Hotels	315.2	286.0	266.4
Diamond Offshore	835.6	694.9	783.9
Boardwalk Pipelines	265.1	143.2
Corporate and other	508.4	312.1	275.9
Total	$15,248.5	$16,472.0	$17,463.9

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

Year Ended December 31	2004	2003	2002
(In millions)

Pretax income (loss) (a)(d):

CNA Financial:
Standard Lines	$475.4	$(1,173.1)	$118.4
Specialty Lines	574.9	11.3	104.1
Life and Group Non-Core	(678.9)	5.1	138.4
Other Insurance	150.1	(1,138.2)	19.9
Total CNA Financial	521.5	(2,294.9)	380.8
Lorillard (c)	1,038.2	942.2	1,261.7
Loews Hotels	31.2	18.6	14.2
Diamond Offshore	(9.8)	(53.2)	54.2
Boardwalk Pipelines	81.1	37.6
Corporate and other	166.6	(7.4)	(44.8)
Total	$1,828.8	$(1,357.1)	$1,666.1

Net income (loss) (a)(d):

CNA Financial:
Standard Lines	$327.4	$(642.1)	$80.0
Specialty Lines	344.9	36.1	58.0
Life and Group Non-Core	(375.2)	4.4	80.9
Other Insurance	127.9	(644.5)	26.4
Total CNA Financial	425.0	(1,246.1)	245.3
Lorillard (c)	641.4	587.6	765.8
Loews Hotels	21.4	11.2	8.7
Diamond Offshore	(9.3)	(27.2)	14.1
Boardwalk Pipelines	48.8	22.5
Corporate and other	108.0	(2.0)	(40.4)
	1,235.3	(654.0)	993.5
Discontinued operations		55.4	(27.0)
Cumulative effect of change in accounting principle			(39.6)
Total	$1,235.3	$(598.6)	$926.9

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

__________
(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Year Ended December 31	2004	2003	2002

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$218.7	$361.0	$(118.6)
Specialty Lines	83.9	114.0	(38.7)
Life and Group Non-Core	(611.0)	(141.0)	(175.2)
Other Insurance	63.9	139.4	80.3
Total CNA Financial	(244.5)	473.4	(252.2)
Corporate and other	(11.5)	(9.3)	121.2
Total	$(256.0)	$464.1	$(131.0)

Net income (loss):

CNA Financial:
Standard Lines	$126.2	$211.1	$(71.1)
Specialty Lines	49.6	66.7	(22.1)
Life and Group Non-Core	(349.0)	(97.6)	(103.6)
Other Insurance	36.1	85.5	63.8
Total CNA Financial	(137.1)	265.7	(133.0)
Corporate and other	(7.5)	(3.9)	66.8
Total	$(144.6)	$261.8	$(66.2)

(b)	Includes $1,151.0 under contracts covering U.S. government employees and their dependents for the year ended December 31, 2002.
(c)	Includes pretax charges related to the settlement of tobacco litigation of $845.9, $785.2 and $1,062.2 ($522.6, $489.5 and $646.1 after taxes) for the respective periods.
(d)	Income taxes and interest expense are as follows:

Year Ended December 31	2004		2003		2002
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense
(In millions)

CNA Financial:
Standard Lines	$107.0	$0.9	$(462.7)	$0.9	$15.9	$1.4
Specialty Lines	180.0	7.4	(18.6)	1.6	25.8	2.1
Life and Group Non-Core	(267.7)	24.9	(0.2)	13.4	47.6	25.1
Other Insurance	16.9	90.7	(412.8)	113.9	(8.1)	120.9
Total CNA Financial	36.2	123.9	(894.3)	129.8	81.2	149.5
Lorillard	396.8		354.5	0.1	495.8
Loews Hotels	9.8	5.7	7.4	9.0	5.4	9.5
Diamond Offshore	3.0	30.2	(5.6)	23.9	21.9	23.6
Boardwalk Pipelines	32.3	30.1	15.1	19.4
Corporate and other	58.1	134.2	(3.7)	126.2	(15.6)	127.0
Total	$536.2	$324.1	$(526.6)	$308.4	$588.7	$309.6

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

	Investments		Receivables		Total Assets
December 31	2004	2003	2004	2003	2004	2003
(In millions)

CNA Financial	$39,227.3	$38,121.5	$18,200.3	$20,003.8	$62,345.0	$68,428.3
Lorillard	1,545.6	1,530.2	32.1	23.9	2,677.7	2,624.9
Loews Hotels	63.8	81.4	19.1	20.1	562.2	571.9
Diamond Offshore	876.9	591.2	187.6	154.1	3,406.2	3,158.6
Boardwalk Pipelines	9.0	15.2	131.6	57.4	2,452.6	1,238.0
Corporate and eliminations	2,575.9	2,175.3	125.5	69.2	2,191.2	1,835.6
Total	$44,298.5	$42,514.8	$18,696.2	$20,328.5	$73,634.9	$77,857.3

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

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
December 31, 2004	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$63.8	$876.9	$9.0	$2,575.9		$44,298.5
Cash	95.3	35.5	4.6	51.0	7.5	26.0		219.9
Receivables	18,200.3	32.1	19.1	187.6	131.6	144.3	$(18.8)	18,696.2
Property, plant and equipment	175.6	231.5	376.9	2,192.8	1,842.1	21.8		4,840.7
Deferred income taxes	748.8	436.5			48.9	31.9	(625.2)	640.9
Goodwill and other intangible assets	118.3		2.6	9.7	163.5			294.1
Investments in capital stocks of subsidiaries						12,061.0	(12,061.0)
Other assets	1,943.5	396.5	95.2	88.2	250.0	240.5	(205.2)	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,345.0	$2,677.7	$562.2	$3,406.2	$2,452.6	$15,101.4	$(12,910.2)	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,652.2							$43,652.2
Payable for securities purchased	494.1					$101.4		595.5
Securities sold under agreements to repurchase	918.0							918.0
Short-term debt	530.9		$2.1	$477.1				1,010.1
Long-term debt	1,726.5		142.3	700.0	$1,106.1	2,305.3		5,980.2
Reinsurance balances payable	2,980.8							2,980.8
Deferred income taxes			38.0	361.5		225.7	$(625.2)
Other liabilities	2,091.2	$1,392.6	166.3	193.2	253.5	208.1	(210.4)	4,094.5
Separate account business	567.8							567.8
Total liabilities	52,961.5	1,392.6	348.7	1,731.8	1,359.6	2,840.5	(835.6)	59,799.1
Minority interest	934.9			739.3		5.6		1,679.8
Shareholders’ equity	8,448.6	1,285.1	213.5	935.1	1,093.0	12,255.3	(12,074.6)	12,156.0
Total liabilities and shareholders’ equity	$62,345.0	$2,677.7	$562.2	$3,406.2	$2,452.6	$15,101.4	$(12,910.2)	$73,634.9

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
December 31, 2003	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$38,121.5	$1,530.2	$81.4	$591.2	$15.2	$2,175.3		$42,514.8
Cash	139.0	1.5	2.0	19.1	3.9	15.3		180.8
Receivables	20,003.8	23.9	20.1	154.1	57.4	168.2	$(99.0)	20,328.5
Property, plant and equipment	239.6	221.0	369.6	2,297.7	703.5	48.3		3,879.7
Deferred income taxes	665.0	441.9			88.1	21.5	(667.8)	548.7
Goodwill and other intangible assets	118.7		2.6	20.8	169.3			311.4
Investments in capital stocks of subsidiaries						11,371.2	(11,371.2)
Other assets	2,930.0	406.4	96.2	75.7	200.6	360.9	(187.1)	3,882.7
Deferred acquisition costs of insurance subsidiaries	2,532.7							2,532.7
Separate account business	3,678.0							3,678.0
Total assets	$68,428.3	$2,624.9	$571.9	$3,158.6	$1,238.0	$14,160.7	$(12,325.1)	$77,857.3

Liabilities and Shareholders’ Equity:

Insurance reserves	$45,494.1							$45,494.1
Payable for securities purchased	2,022.1		$1.1			$124.5		2,147.7
Securities sold under agreements to repurchase	441.8							441.8
Short-term debt	263.4		3.2	$12.0	$17.3			295.9
Long-term debt	1,640.2		143.3	910.9	530.8	2,299.1		5,524.3
Reinsurance balances payable	3,332.7							3,332.7
Deferred income taxes			75.9	370.1		221.8	$(667.8)
Other liabilities	2,438.6	$1,405.0	172.0	134.5	166.5	142.5	(207.9)	4,251.2
Separate account business	3,678.0							3,678.0
Total liabilities	59,310.9	1,405.0	395.5	1,427.5	714.6	2,787.9	(875.7)	65,165.7
Minority interest	893.9			769.5		5.2		1,668.6
Shareholders’ equity	8,223.5	1,219.9	176.4	961.6	523.4	11,367.6	(11,449.4)	11,023.0
Total liabilities and shareholders’ equity	$68,428.3	$2,624.9	$571.9	$3,158.6	$1,238.0	$14,160.7	$(12,325.1)	$77,857.3

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2004	CNA Financial	Lorillard	Loews Hotels	Diamond Offshore	Boardwalk Pipelines	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$8,208.9						$(3.7)	$8,205.2
Net investment income	1,679.5	$36.6	$2.3	$12.2	$0.7	$144.0		1,875.3
Intercompany interest and dividends						919.9	(919.9)
Investment gains (losses)	(244.5)	1.4		0.3		(13.2)		(256.0)
Manufactured products		3,347.8				167.4		3,515.2
Other	295.9		312.9	823.4	264.4	212.2		1,908.8
Total	9,939.8	3,385.8	315.2	835.9	265.1	1,430.3	(923.6)	15,248.5

Expenses:

Insurance claims and policyholders’ benefits	6,445.0							6,445.0
Amortization of deferred acquisition costs	1,679.8							1,679.8
Cost of manufactured products sold		1,965.6				79.8		2,045.4
Other operating expenses	1,169.6	380.6	278.3	815.2	153.9	131.5	(3.7)	2,925.4
Interest	123.9		5.7	30.2	30.1	140.5	(6.3)	324.1
Total	9,418.3	2,346.2	284.0	845.4	184.0	351.8	(10.0)	13,419.7
	521.5	1,039.6	31.2	(9.5)	81.1	1,078.5	(913.6)	1,828.8

Income tax expense	36.2	397.3	9.8	3.0	32.3	57.6		536.2
Minority interest	60.3			(3.3)		0.3		57.3
Total	96.5	397.3	9.8	(0.3)	32.3	57.9		593.5

Net income (loss)	$425.0	$642.3	$21.4	$(9.2)	$48.8	$1,020.6	$(913.6)	$1,235.3

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2003	CNA Financial	Lorillard	Loews Hotels	Diamond Offshore	Boardwalk Pipelines	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$9,215.3						$(3.7)	$9,211.6
Net investment income	1,655.9	$39.9	$2.4	$12.0	$0.2	$148.7		1,859.1
Intercompany interest and dividends						876.6	(876.6)
Investment gains (losses)	473.4	(9.7)		(6.9)		7.3		464.1
Manufactured products		3,255.6				163.2		3,418.8
Other	395.8	(0.1)	283.6	682.9	143.0	13.2		1,518.4
Total	11,740.4	3,285.7	286.0	688.0	143.2	1,209.0	(880.3)	16,472.0

Expenses:

Insurance claims and policyholders’ benefits	10,276.2							10,276.2
Amortization of deferred acquisition costs	1,964.6							1,964.6
Cost of manufactured products sold		1,893.1				79.7		1,972.8
Other operating expenses	1,664.7	460.0	258.4	724.2	86.2	117.3	(3.7)	3,307.1
Interest	129.8	0.1	9.0	23.9	19.4	126.2		308.4
Total	14,035.3	2,353.2	267.4	748.1	105.6	323.2	(3.7)	17,829.1
	(2,294.9)	932.5	18.6	(60.1)	37.6	885.8	(876.6)	(1,357.1)

Income tax (benefit) expense	(894.3)	351.2	7.4	(8.1)	15.1	2.1		(526.6)
Minority interest	(154.5)			(22.4)		0.4		(176.5)
Total	(1,048.8)	351.2	7.4	(30.5)	15.1	2.5		(703.1)

(Loss) income from continuing operations	(1,246.1)	581.3	11.2	(29.6)	22.5	883.3	(876.6)	(654.0)
Discontinued operations-net			55.4					55.4
Net (loss) income	$(1,246.1)	$581.3	$66.6	$(29.6)	$22.5	$883.3	$(876.6)	$(598.6)

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2002	CNA Financial	Lorillard	Loews Hotels	Diamond Offshore	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$10,213.4					$(3.5)	$10,209.9
Net investment income	1,737.3	$44.1	$2.1	$29.8	$(16.7)		1,796.6
Intercompany interest and dividends					695.6	(695.6)
Investment gains (losses)	(252.2)	36.1		36.5	48.6		(131.0)
Manufactured products		3,797.7			165.8		3,963.5
Other	595.5	1.9	264.3	754.1	9.1		1,624.9
Total	12,294.0	3,879.8	266.4	820.4	902.4	(699.1)	17,463.9

Expenses:

Insurance claims and policyholders’ benefits	8,402.3						8,402.3
Amortization of deferred acquisition costs	1,790.2						1,790.2
Cost of manufactured products sold		2,149.3			77.2		2,226.5
Other operating expenses	1,608.0	432.7	242.7	706.1	120.0	(3.5)	3,106.0
Restructuring and other related charges	(36.8)						(36.8)
Interest	149.5		9.5	23.6	127.0		309.6
Total	11,913.2	2,582.0	252.2	729.7	324.2	(3.5)	15,797.8
	380.8	1,297.8	14.2	90.7	578.2	(695.6)	1,666.1

Income tax expense (benefit)	81.2	508.5	5.5	35.7	(42.2)		588.7
Minority interest	54.3			29.2	0.4		83.9
Total	135.5	508.5	5.5	64.9	(41.8)		672.6

Income from continuing operations	245.3	789.3	8.7	25.8	620.0	(695.6)	993.5
Discontinued operations-net	(31.0)		4.0				(27.0)
Cumulative effect of change in accounting principles-net	(39.6)						(39.6)
Net income	$174.7	$789.3	$12.7	$25.8	$620.0	$(695.6)	$926.9

Notes to Consolidated Financial Statements

Note 25.  Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, CNA corrected its accounting for several reinsurance contracts, primarily with a former affiliate of CNA, and CNA’s equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004, 2003 and 2002, and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of CNA’s accounting for its former equity interest in Accord Re Ltd. (“Accord”), and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (“TCC”) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by CNA in 1995.

Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly owned TCC subsidiary.

All of CNA’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005 CNA provides no capital support to and has no ownership interest in Accord. During the period of CNA’s minority ownership, Accord also maintained reinsurance relationships with reinsurers unaffiliated with CNA.

CNA accounted for its reinsurance cessions to Accord and related retrocessions from Accord as reinsurance. CNA has now concluded that the reinsurance cession and retrocession should be viewed as a single transaction which does not transfer risk. The restatement corrections apply deposit accounting to CNA’s reinsurance cessions to Accord. The restatement corrections also include adjustments to CNA’s historical equity method accounting for its ownership and economic interest in Accord, including the effects of applying deposit accounting to certain of Accord’s reinsurance contracts with parties other than CNA. The remaining restatement corrections relate to applying deposit accounting to two small reinsurance treaties unrelated to Accord that were previously accounted for using reinsurance accounting.

The effect of the restatement is included in the table below. Additionally, the Consolidated Statements of Stockholders’ Equity reflects a decrease in the Company’s retained earnings of $58.3 million as of January 1, 2002.

December 31	2004		2003
(In millions)	Previously		Previously
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets:
Receivables	$18,807.2	$18,696.2	$20,479.2	$20,328.5
Deferred income taxes	624.9	640.9	530.2	548.7
Total assets	73,749.5	73,634.9	77,989.5	77,989.5
Claim and claim adjustment expense reserves	31,520.5	31,523.0	31,730.2	31,731.7
Reinsurance balances payable	3,043.1	2,980.8	3,432.0	3,332.7
Total liabilities	59,883.8	59,799.1	65,263.6	65,165.7
Earnings retained in the business	9,616.6	9,589.3	8,602.1	8,570.8
Total shareholders’ equity	12,183.3	12,156.0	11,054.3	11,023.0

Year Ended December 31	2004		2003		2002
(In millions, except per share data)	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Consolidated Statements of Operations:
Insurance premiums	$8,205.0	$8,205.2	$9,209.8	$9,211.6	$10,209.9	$10,209.9
Net investment income	1,869.3	1,875.3	1,849.9	1,859.1	1,789.2	1,796.6
Insurance claims and policyholders’
benefits	6,445.6	6,445.0	10,286.5	10,276.2	8,420.3	8,402.3
Income tax expense (benefit)	533.8	536.2	(534.1)	(526.6)	579.8	588.7
Net income (loss)	1,231.3	1,235.3	(610.7)	(598.6)	912.0	926.9

Net income (loss) per Loews common
share	$5.64	$5.66	$(3.91)	$(3.85)	$4.11	$4.19

Notes to Consolidated Financial Statements
Note 25. Restatement for Reinsurance and Equity Investee Accounting - (Continued)

    The restatement had no effect on total cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows.

The restatement had no effect on statutory capital and surplus and statutory net income (loss) as disclosed in Note 17. The statutory impacts of the restatement will be reflected in the statutory financial statements as of and for the three months ended March 31, 2005, in accordance with Statement of Statutory Accounting Principles No. 3, “Accounting Changes and Corrections of Errors.” The impact to statutory capital and surplus as of January 1, 2005 related to these items is a decrease of approximately $33.0 million.

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

DELOITTE & TOUCHE LLP
New York, New York
February 28, 2005 (May 5, 2005 as to the effects
of the restatement described in Note 25)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 and concluded that the Company’s controls and procedures were effective.

Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Annual Report on Internal Control over Financial Reporting appearing on page 30 of this Report.

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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I-Condensed financial information of Registrant for the years ended December 31,
2004, 2003 and 2002	L-1
Schedule II-Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and
2002	L-3
Schedule V-Supplemental information concerning property-casualty insurance operations for the
years ended December 31, 2004, 2003 and 2002	L-4

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	By-Laws of the Registrant as amended through May 14, 2002, incorporated herein by reference to Exhibit 3 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002	3.02

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan as amended and restated as of December 31, 1995, incorporated herein by reference to Exhibit 10.05 to Registrant’s Report on Form 10-K for the year ended December 31, 1996	10.01

	Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed on March 29, 2001	10.02

	Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on March 29, 2000	10.03

	Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.04

	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed September 5, 1997	10.05

	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed February 3, 1998	10.06

	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.07

	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.08

Exhibit
Description	Number

State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.09

State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.10

Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.11

Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form10-Q for the quarter ended June 30, 1998	10.12

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.13

Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.14

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.15

Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.16

Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed November 25, 1998	10.17

Employment Agreement between Registrant and Preston R. Tisch dated as of March 1, 1988 as amended through January 1, 2001, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 2000	10.18

Amendments dated January 1, 2003, January 1, 2004 and February 11, 2005, to Employment Agreement between Registrant and Preston R. Tisch, incorporated herein by reference to Exhibit 10.19 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.19

Employment Agreement dated as of January 1, 1999 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.20

Exhibit
Description	Number

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.21

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.22

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.23

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.24

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.25

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.26

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.27

Employment Agreement dated as of January 1, 1999 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.28

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.29

Amendment dated January 1, 2003 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.30

Amendment dated January 1, 2004 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.31

Amendment dated February 11, 2005, to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.32

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.33

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.34

Exhibit
Description	Number

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.35

Employment Agreement dated as of January 1, 1999 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.36

Amendment dated January 1, 2002, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.37

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.38

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.39

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.40 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.40

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.41

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.42

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.43

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.44

Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 1999	10.45

First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.46

Second Amendment to Supplemental Retirement Agreement dated March 28, 2001 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.47

Third Amendment to Supplemental Retirement Agreement dated February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.48

Exhibit
Description	Number

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant, incorporated herein by reference to Exhibit 21.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	21.01

(23)	Consents of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(99)	Other

	Pending Tobacco Litigation, incorporated herein by reference to Exhibit 99.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	99.01

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	May 10, 2005	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	May 10, 2005	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	May 10, 2005	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated:	May 10, 2005	By	/s/ Guy A. Kwan
(Guy A. Kwan, Controller)

Dated:	May 10, 2005	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated:	May 10, 2005	By	/s/ John Brademas
(John Brademas, Director)

Dated:	May 10, 2005	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated:	May 10, 2005	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated:	May 10, 2005	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated:	May 10, 2005	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated:	May 10, 2005	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated:	May 10, 2005	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated:	May 10, 2005	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

Dated:	May 10, 2005	By	/s/ Preston R. Tisch
(Preston R. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2004	2003
(In millions)	(Restated)	(Restated)

Current assets, principally investment in short-term instruments	$975.5	$2,285.9
Investments in securities	1,961.2	535.0
Investments in capital stocks of subsidiaries, at equity	12,061.0	11,371.2
Other assets	10.6	11.3
Total assets	$15,008.3	$14,203.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$319.9	$751.9
Long-term debt	2,305.2	2,299.1
Deferred income tax and other	227.2	129.4
Total liabilities	2,852.3	3,180.4
Shareholders’ equity	12,156.0	11,023.0
Total liabilities and shareholders’ equity	$15,008.3	$14,203.4

STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003	2002
(In millions)	(Restated)	(Restated)	(Restated)

Revenues:
Equity in income (losses) of subsidiaries (a)	$1,260.0	$(638.8)	$1,087.7
Investment gains (losses)	(13.1)	7.3	48.5
Interest and other	158.7	153.2	(12.3)
Total	1,405.6	(478.3)	1,123.9
Expenses:
Administrative	45.2	41.2	46.8
Interest	140.2	125.8	126.8
Total	185.4	167.0	173.6
	1,220.2	(645.3)	950.3
Income tax expense (benefit)	(15.1)	8.7	(43.2)
Income (loss) before cumulative effect of change in
accounting principle	1,235.3	(654.0)	993.5
Discontinued operations-net		55.4	(27.0)
Cumulative effect of change in accounting principle-net			(39.6)
Net income (loss)	$1,235.3	$(598.6)	$926.9

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003	2002
(In millions)	(Restated)	(Restated)	(Restated)

Operating Activities:
Net income (loss)	$1,235.3	$(598.6)	$926.9
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
(Gain) loss on disposal of discontinued operations		(56.7)	33.5
Cumulative effect of change in accounting principle			39.6
Undistributed (earnings) losses of affiliates	(336.9)	1,511.2	(395.8)
Investment losses (gains)	13.1	(7.3)	(48.5)
Provision for deferred income taxes	(17.9)	28.4	(25.7)
Changes in operating assets and liabilities-net
Receivables	27.6	(19.8)	131.5
Accounts payable and accrued liabilities	29.3	(160.0)	80.6
Federal income taxes	675.5	210.7	522.9
Trading securities	105.7	766.3	(227.9)
Other-net	(9.6)	(4.4)	3.6
	1,722.1	1,669.8	1,040.7

Investing Activities:
Change in investments and advances to subsidiaries	(1,790.1)	(1,134.0)	(774.8)
Purchase of CNA participating Series I preferred stock (b)		(750.0)
Purchase of CNA cumulative Series H preferred stock			(750.0)
Purchases of CNA common stock			(73.1)
	(1,790.1)	(1,884.0)	(1,597.9)

Financing Activities:
Dividends paid to shareholders	(216.8)	(191.8)	(166.4)
Purchases of treasury shares			(351.2)
Issuance of common stock	287.8	399.7	1,070.1
	71.0	207.9	552.5

Net change in cash	3.0	(6.3)	(4.7)
Cash, beginning of year	3.9	10.2	14.9
Cash, end of year	$6.9	$3.9	$10.2

_____________
Notes:

(a)	Cash dividends paid to the Company by affiliates amounted to $913.6, $876.6 and $695.6 for the years ended December 31, 2004, 2003 and 2002, respectively.
(b)	In April of 2004, the Company’s investment in CNA participating Series I preferred stock was converted into approximately 32.3 million shares of CNA common stock.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)

	For the Year Ended December 31, 2004

Deducted from assets:
Allowance for discounts	$1.0	$135.2		$135.1(1)	$1.1
Allowance for doubtful accounts	955.1	93.0	$14.0	6.0	1,056.1
Total	$956.1	$228.2	$14.0	$141.1	$1,057.2

	For the Year Ended December 31, 2003

Deducted from assets:
Allowance for discounts	$1.2	$176.3		$176.5(1)	$1.0
Allowance for doubtful accounts	361.0	604.6		10.5	955.1
Total	$362.2	$780.9		$187.0	$956.1

	For the Year Ended December 31, 2002

Deducted from assets:
Allowance for discounts	$2.1	$177.3		$178.2(1)	$1.2
Allowance for doubtful accounts	361.4	50.1		50.5(2)	361.0
Total	$363.5	$227.4		$228.7	$362.2
____________
Notes:	(1)	Discounts allowed.
	(2)	Includes $30.0 related to the sale of CNA Re U.K., see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion of the sale.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property-Casualty Insurance Operations

Consolidated Property and Casualty Entities

Year Ended December 31	2004	2003	2002
(In millions)

Deferred acquisition costs	$1,267	$1,321	$1,257
Reserves for unpaid claim and claim adjustment expenses, restated (a)	31,204	31,284	25,719
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,827	2,280	2,440
Unearned premiums	4,522	5,000	4,813
Net written premiums, restated (a)	7,594	7,619	8,653
Net earned premiums, restated (a)	7,925	7,471	8,438
Net investment income, restated (a)	1,266	1,541	1,429
Incurred claim and claim adjustment expenses related to current year, restated (a)	5,118	4,747	6,722
Incurred claim and claim adjustment expenses related to prior years, restated (a)	234	2,421	34
Amortization of deferred acquisition costs	1,641	1,827	1,660
Paid claim and claim expenses, restated (a)	5,401	5,077	8,228

(a)
Restated to correct CNA’s accounting for several reinsurance agreements, primarily with a former affiliate, and its equity accounting for that affiliate. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion.