Form 10-Q
period 2005-03-31
LOEWS CORP
filed 2005-05-10
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Class	Outstanding at April 22, 2005
Common stock, $1.00 par value	185,642,349 shares
Carolina Group stock, $0.01 par value	68,029,809 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Condensed Balance Sheets
March 31, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income
Three months ended March 31, 2005 and 2004 Restated	4

Consolidated Condensed Statements of Cash Flows
Three months ended March 31, 2005 and 2004 Restated	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

Item 3. Quantitative and Qualitative Disclosures about Market Risk	110

Item 4. Controls and Procedures	113

Part II. Other Information	114

Item 1. Legal Proceedings	114

Item 6. Exhibits	115

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $31,581.8 and $32,435.1	$32,188.2	$33,502.1
Equity securities, cost of $490.2 and $501.5	633.5	664.1
Limited partnership investments	1,896.9	1,783.4
Other investments	40.4	42.1
Short-term investments	9,963.6	8,306.8
Total investments	44,722.6	44,298.5
Cash	186.1	219.9
Receivables	18,708.0	18,696.2
Property, plant and equipment	4,802.8	4,840.7
Deferred income taxes	778.1	640.9
Goodwill and other intangible assets	284.4	294.1
Other assets	2,827.6	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,253.9	1,268.1
Separate account business	557.8	567.8
Total assets	$74,121.3	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$31,112.6	$31,523.0
Future policy benefits	5,977.6	5,882.5
Unearned premiums	4,446.7	4,522.1
Policyholders’ funds	1,648.2	1,724.6
Total insurance reserves	43,185.1	43,652.2
Payable for securities purchased	1,454.6	595.5
Securities sold under agreements to repurchase	1,185.7	918.0
Short-term debt	2,208.1	1,010.1
Long-term debt	4,875.3	5,980.2
Reinsurance balances payable	2,968.2	2,980.8
Other liabilities	3,856.5	4,094.5
Separate account business	557.8	567.8
Total liabilities	60,291.3	59,799.1
Minority interest	1,675.3	1,679.8
Shareholders’ equity	12,154.7	12,156.0
Total liabilities and shareholders’ equity	$74,121.3	$73,634.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

Three Months Ended March 31	2005	2004
(In millions, except per share data)		(Restated -
		See Note 16)
Revenues:
Insurance premiums	$1,899.1	$2,167.0
Net investment income	454.2	531.5
Investment losses	(22.8)	(452.0)
Manufactured products (including excise taxes of $156.2 and $156.1)	834.2	808.2
Other	576.5	438.6
Total	3,741.2	3,493.3

Expenses:
Insurance claims and policyholders’ benefits	1,433.2	1,638.2
Amortization of deferred acquisition costs	377.6	433.2
Cost of manufactured products sold	505.7	487.5
Other operating expenses	743.0	754.9
Interest	129.8	99.1
Total	3,189.3	3,412.9
	551.9	80.4
Income tax expense	177.3	46.2
Minority interest	34.9	(10.7)
Total	212.2	35.5
Net income	$339.7	$44.9

Net income attributable to:
Loews common stock	$293.2	$10.5
Carolina Group stock	46.5	34.4
Total	$339.7	$44.9

Net income per Loews common share	$1.58	$0.06
Net income per Carolina Group share	$0.68	$0.59

Weighted average number of shares outstanding:
Loews common stock	185.61	185.47
Carolina Group stock	68.00	57.97

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31	2005	2004
(In millions)		(Restated -
		See Note 16)
Operating Activities:
Net income	$339.7	$44.9
Adjustments to reconcile net income to net cash provided (used) by operating activities - net	84.8	395.3
Changes in operating assets and liabilities-net:
Reinsurance receivables	301.2	283.5
Other receivables	(26.7)	(117.0)
Federal income tax	10.1	133.5
Prepaid reinsurance premiums	108.7	26.2
Deferred acquisition costs	14.2	10.3
Insurance reserves and claims	(467.1)	(287.9)
Reinsurance balances payable	(12.6)	(73.1)
Other liabilities	(285.4)	(520.1)
Trading securities	(7.9)	71.7
Other-net	(116.5)	(15.6)
	(57.5)	(48.3)

Investing Activities:
Purchases of fixed maturities	(15,324.1)	(16,863.3)
Proceeds from sales of fixed maturities	15,471.3	11,534.3
Proceeds from maturities of fixed maturities	1,156.2	2,988.0
Purchases of equity securities	(45.6)	(45.5)
Proceeds from sales of equity securities	100.9	40.8
Purchases of property, plant and equipment	(60.2)	(59.7)
Proceeds from sales of property and equipment	0.8	1.3
Securities sold under agreements to repurchase	267.6	(71.2)
Change in short-term investments	(1,604.1)	2,237.5
Change in other investments	45.9	15.0
	8.7	(222.8)

Financing Activities:
Dividends paid	(58.8)	(54.2)
Dividends paid to minority interests	(3.7)	(3.7)
Issuance of common stock	3.4	1.2
Principal payments on debt	(1,096.4)	(23.3)
Issuance of debt	1,168.4	297.4
Returns and deposits of policyholder account balances on investment contracts		6.0
Other	2.1	0.2
	15.0	223.6
Net change in cash	(33.8)	(47.5)
Cash, beginning of period	219.9	180.8
Cash, end of period	$186.1	$133.3

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K/A which should be read in conjunction with these Consolidated Condensed Financial Statements.

In the second quarter of 2004, the expenses incurred related to uncollectible reinsurance receivables were reclassified from Other operating expenses to Insurance claims and policyholders’ benefits. In the fourth quarter of 2004, investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Condensed Statements of Income. Prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) in any period.

Accounting changes -  In October of 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Exchange Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department provide additional clarifying language on key elements of the repatriation provision. Should the Company, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations or equity.

In December of 2004, the FASB issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. SFAS No. 153 is not expected to have a significant impact on the results of operations or equity of the Company.

In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged. The Company is currently evaluating the impact this interpretation may have on its results of operations or equity.

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

    SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company’s Consolidated Condensed Statements of Income, in accordance with APB No. 25. Several of the Company’s subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income and the related basic and diluted net income per Loews common and Carolina Group shares would have been as follows:

Three Months Ended March 31	2005	2004
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$293.2	$10.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net	(1.3)	(1.3)
Pro forma net income	$291.9	$9.2

Carolina Group stock:
Net income as reported	$46.5	$34.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net
Pro forma net income	$46.5	$34.4

Net income per share:

Loews common stock:
As reported	$1.58	$0.06
Pro forma	1.57	0.05

Carolina Group stock:
As reported	0.68	0.59
Pro forma	0.68	0.59

Comprehensive Income - Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2005 and 2004, comprehensive income totaled $53.6 million and $122.2 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses. The decline in comprehensive income reflects reduced unrealized gains in the Company’s available-for-sale securities. See Note 2.

2.  Investments

Three Months Ended March 31	2005	2004
(In millions)

Net investment income consisted of:

Fixed maturity securities	$383.0	$408.6
Short-term investments	39.3	15.1
Limited partnerships	86.0	86.1
Equity securities	5.2	5.1
Income (loss) from trading portfolio	(24.7)	55.7
Interest expense on funds withheld and other deposits	(39.0)	(47.7)
Other	18.6	17.9
Total investment income	468.4	540.8
Investment expenses	(14.2)	(9.3)
Net investment income	$454.2	$531.5

Investment gains (losses) are as follows:

Derivative instruments	$4.4	$(31.9)
Fixed maturities	(26.7)	131.8
Equity securities, including short positions	14.8	11.1
Short-term investments	(3.4)	0.1
Other, including guaranteed separate account business (a)	(11.9)	(563.1)
Investment losses	(22.8)	(452.0)
Income tax benefit	5.9	122.6
Minority interest	1.7	29.1
Investment losses - net	$(15.2)	$(300.3)
__________
(a)	Includes a pretax loss of $565.9 ($368.3 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the three months ended March 31, 2004.

Investment losses were $22.8 million for the three months ended March 31, 2005, as compared to investment losses of $452.0 million for the three months ended March 31, 2004.  The $429.2 million improvement is largely related to an impairment loss recorded in the first quarter of 2004 of $565.9 million related to the sale of CNA’s individual life business. This improvement was partially offset by decreased results in the fixed maturity securities portfolio and $39.0 million of total impairment losses recorded across various market sectors, including an impairment loss of $20.0 million related to loans made under a credit facility to a national contractor. See Note 15 for further details. For 2004, there were no impairments other than the individual life sale loss discussed above.

Investments, primarily in CNA’s general account portfolio, had a total net unrealized gain of $749.8 million at March 31, 2005 compared with $1,230.4 million at December 31, 2004. The net unrealized position at March 31, 2005 was primarily composed of a net unrealized gain of $606.4 million for fixed maturities and a net unrealized gain of $143.3 million for equity securities. The net unrealized position at December 31, 2004 was primarily composed of a net unrealized gain of $1,067.0 million for fixed maturities and a net unrealized gain of $162.6 million for equity securities.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than	Net Unrealized
March 31, 2005	Cost	Gains	12 Months	12 Months	Gain (Loss)	Fair Value
(In millions)

Fixed Maturity securities:
U.S. government and obligations of government agencies	$4,574.5	$115.2	$2.5	$12.7	$100.0	$4,674.5
Asset-backed securities	8,582.3	60.1	64.6	5.6	(10.1)	8,572.2
States, municipalities and political subdivisions-tax exempt	9,445.5	122.1	95.5	20.0	6.6	9,452.1
Corporate	5,470.1	363.5	68.1	15.1	280.3	5,750.4
Other debt	2,564.1	247.4	20.8	2.0	224.6	2,788.7
Redeemable preferred stocks	139.8	1.9	2.0		(0.1)	139.7
Options embedded in convertible debt securities	214.0					214.0
Fixed maturities available-for-sale	30,990.3	910.2	253.5	55.4	601.3	31,591.6
Fixed maturity trading securities	591.5	7.3	2.2		5.1	596.6
Total fixed maturities	31,581.8	917.5	255.7	55.4	606.4	32,188.2
Equity Securities:
Equity securities available- for-sale	242.4	124.6	1.4	0.3	122.9	365.3
Equity securities, trading portfolio	247.8	34.5	10.8	3.3	20.4	268.2
Total equity securities	490.2	159.1	12.2	3.6	143.3	633.5
Short-term investments available-for-sale	9,963.5	0.1			0.1	9,963.6
	$42,035.5	$1,076.7	$267.9	$59.0	$749.8	$42,785.3

			Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Net Unrealized	Fair
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of government agencies	$6,307.4	$128.8	$13.1	$2.1	$113.6	$6,421.0
Asset-backed securities	7,706.0	104.6	19.1	3.3	82.2	7,788.2
States, municipalities and political subdivisions-tax exempt	8,698.5	189.2	27.7	3.4	158.1	8,856.6
Corporate	6,092.7	476.9	51.8	4.7	420.4	6,513.1
Other debt	2,769.1	294.6	11.0	0.1	283.5	3,052.6
Redeemable preferred stocks	141.6	5.8	0.2	1.7	3.9	145.5
Options embedded in convertible debt securities	234.3					234.3
Fixed maturities available-for- sale	31,949.6	1,199.9	122.9	15.3	1,061.7	33,011.3
Fixed maturity trading securities	485.5	7.6	1.5	0.8	5.3	490.8
Total fixed maturities	32,435.1	1,207.5	124.4	16.1	1,067.0	33,502.1
Equity Securities:
Equity securities available- for-sale	274.4	136.3	0.4	0.2	135.7	410.1
Equity securities, trading portfolio	227.1	38.4	5.4	6.1	26.9	254.0
Total equity securities	501.5	174.7	5.8	6.3	162.6	664.1
Short-term investments available-for-sale	8,306.0	0.8			0.8	8,306.8
Total	$41,242.6	$1,383.0	$130.2	$22.4	$1,230.4	$42,473.0

3.  Earnings Per Share

Companies with complex capital structures are required to present basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income attributable to each class of common stock by the weighted average number of common shares of each class of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2005 and 2004, net income per common share assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

Options to purchase 58,139 and 308,819 shares of Loews common stock and 43,400 and 169,750 shares of Carolina Group stock were outstanding at March 31, 2005 and 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The attribution of income to each class of common stock for the three months ended March 31, 2005 and 2004, was as follows:

Three Months Ended March 31	2005	2004
(In millions, except %)

Loews common stock:

Consolidated net income	$339.7	$44.9
Less income attributable to Carolina Group stock	46.5	34.4
Income attributable to Loews common stock	$293.2	$10.5

Carolina Group stock:
Income available to Carolina Group stock	$118.5	$103.0
Weighted average economic interest of the Carolina Group	39.20%	33.43%

Income attributable to Carolina Group stock	$46.5	$34.4

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.8 billion outstanding at March 31, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2005, the outstanding Carolina Group stock represents a 39.22% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 39.22% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

In December of 2004, the Company sold an additional 10,000,000 shares of Carolina Group stock for net proceeds of $281.9 million. Carolina Group stock represents a 39.20% and 33.43% weighted average economic interest in the Carolina Group for the three months ended March 31, 2005 and 2004, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
March 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,202.9	$99.9	$1,302.8	$43,419.8			$44,722.6
Cash	3.2	0.8	4.0	182.1			186.1
Receivables	17.0		17.0	18,715.1	$(24.1	) (a)	18,708.0
Property, plant and equipment	229.5		229.5	4,573.3			4,802.8
Deferred income taxes	436.4		436.4	341.7			778.1
Goodwill and other intangible assets				284.4			284.4
Other assets	393.7		393.7	2,433.9			2,827.6
Investment in combined attributed net assets of the Carolina Group				1,516.5	(1,797.5	) (a)
					281.0	(b)
Deferred acquisition costs of insurance subsidiaries				1,253.9			1,253.9
Separate account business				557.8			557.8
Total assets	$2,282.7	$100.7	$2,383.4	$73,278.5	$(1,540.6)		$74,121.3

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,185.1			$43,185.1
Payable for securities purchased				1,454.6			1,454.6
Securities sold under agreements to repurchase				1,185.7			1,185.7
Short-term debt				2,208.1			2,208.1
Long-term debt		$1,797.5	$1,797.5	4,875.3	$(1,797.5	) (a)	4,875.3
Reinsurance balances payable				2,968.2			2,968.2
Other liabilities	$1,033.1	15.1	1,048.2	2,832.4	(24.1	) (a)	3,856.5
Separate account business				557.8			557.8
Total liabilities	1,033.1	1,812.6	2,845.7	59,267.2	(1,821.6)		60,291.3
Minority interest				1,675.3			1,675.3
Shareholders’ equity	1,249.6	(1,711.9)	(462.3)	12,336.0	281.0	(b)	12,154.7
Total liabilities and shareholders’ equity	$2,282.7	$100.7	$2,383.4	$73,278.5	$(1,540.6)		$74,121.3
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.78% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,689.3	$(25.2	) (a)	18,696.2
Property, plant and equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	204.4			640.9
Goodwill and other intangible assets				294.1			294.1
Other assets	396.5		396.5	2,412.2			2,808.7
Investment in combined attributed net assets of the Carolina Group				1,566.0	(1,871.2	) (a)
					305.2	(b)
Deferred acquisition costs of insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,652.2			$43,652.2
Payable for securities purchased				595.5			595.5
Securities sold under agreements to repurchase				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2	) (a)	5,980.2
Reinsurance balances payable				2,980.8			2,980.8
Other liabilities	$1,392.6	16.4	1,409.0	2,710.7	(25.2	) (a)	4,094.5
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,415.3	(1,896.4)		59,799.1
Minority interest				1,679.8			1,679.8
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,352.8	305.2	(b)	12,156.0
Total liabilities and shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,899.1			$1,899.1
Net investment income	$13.2	$0.9	$14.1	476.7	$(36.6)	(a)	454.2
Investment losses	(1.9)		(1.9)	(20.9)			(22.8)
Manufactured products	795.1		795.1	39.1			834.2
Other				576.5			576.5
Total	806.4	0.9	807.3	2,970.5	(36.6)		3,741.2

Expenses:

Insurance claims and policyholders’ benefits				1,433.2			1,433.2
Amortization of deferred acquisition costs				377.6			377.6
Cost of manufactured products sold	486.7		486.7	19.0			505.7
Other operating expenses	89.9	0.1	90.0	653.0			743.0
Interest		36.6	36.6	129.8	(36.6)	(a)	129.8
Total	576.6	36.7	613.3	2,612.6	(36.6)		3,189.3

	229.8	(35.8)	194.0	357.9			551.9

Income tax expense (benefit)	89.4	(13.9)	75.5	101.8			177.3
Minority interest				34.9			34.9
Total	89.4	(13.9)	75.5	136.7			212.2

Income (loss) from operations	140.4	(21.9)	118.5	221.2			339.7
Equity in earnings of the Carolina Group				72.0	(72.0)	(b)
Net income (loss)	$140.4	$(21.9)	$118.5	$293.2	$(72.0)		$339.7
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$2,167.0			$2,167.0
Net investment income	$8.0	$0.4	$8.4	563.4	$(40.3)	(a)	531.5
Investment losses				(452.0)			(452.0)
Manufactured products	767.9		767.9	40.3			808.2
Other	(0.2)		(0.2)	438.8			438.6
Total	775.7	0.4	776.1	2,757.5	(40.3)		3,493.3

Expenses:

Insurance claims and policyholders’ benefits				1,638.2			1,638.2
Amortization of deferred acquisition costs				433.2			433.2
Cost of manufactured products sold	467.3		467.3	20.2			487.5
Other operating expenses	99.6	0.1	99.7	655.2			754.9
Interest		40.3	40.3	99.1	(40.3)	(a)	99.1
Total	566.9	40.4	607.3	2,845.9	(40.3)		3,412.9

	208.8	(40.0)	168.8	(88.4)			80.4

Income tax expense (benefit)	81.4	(15.6)	65.8	(19.6)			46.2
Minority interest				(10.7)			(10.7)
Total	81.4	(15.6)	65.8	(30.3)			35.5

Income (loss) from operations	127.4	(24.4)	103.0	(58.1)			44.9
Equity in earnings of the Carolina Group				68.6	(68.6)	(b)
Net income (loss)	$127.4	$(24.4)	$103.0	$10.5	$(68.6)		$44.9
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by operating activities	$(196.2)	$(23.2)	$(219.4)	$209.8	$(47.9)	$(57.5)

Investing activities:

Purchases of property and equipment	(10.3)		(10.3)	(49.9)		(60.2)
Change in short-term investments	350.2	0.2	350.4	(1,954.5)		(1,604.1)
Other investing activities				1,746.8	(73.8)	1,673.0
	339.9	0.2	340.1	(257.6)	(73.8)	8.7

Financing activities:

Dividends paid to shareholders	(176.0)	97.1	(78.9)	(27.8)	47.9	(58.8)
Reduction of intergroup notional debt		(73.8)	(73.8)		73.8
Other financing activities				73.8		73.8
	(176.0)	23.3	(152.7)	46.0	121.7	15.0
Net change in cash	(32.3)	0.3	(32.0)	(1.8)		(33.8)
Cash, beginning of period	35.5	0.5	36.0	183.9		219.9
Cash, end of period	$3.2	$0.8	$4.0	$182.1		$186.1

Three Months Ended
March 31, 2004

Net cash (used) provided by operating activities	$(252.4)	$(25.5)	$(277.9)	$282.1	$(52.5)	$(48.3)

Investing activities:

Purchases of property and equipment	(18.2)		(18.2)	(41.5)		(59.7)
Change in short-term investments	409.9		409.9	1,827.6		2,237.5
Other investing activities	0.4		0.4	(2,367.2)	(33.8)	(2,400.6)
	392.1		392.1	(581.1)	(33.8)	(222.8)

Financing activities:

Dividends paid to shareholders	(138.0)	59.1	(78.9)	(27.8)	52.5	(54.2)
Reduction of intergroup notional debt		(33.8)	(33.8)		33.8
Other financing activities				277.8		277.8
	(138.0)	25.3	(112.7)	250.0	86.3	223.6
Net change in cash	1.7	(0.2)	1.5	(49.0)		(47.5)
Cash, beginning of period	1.5	0.4	1.9	178.9		180.8
Cash, end of period	$3.2	$0.2	$3.4	$129.9		$133.3

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

Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Treaty reinsurance is purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most treaty reinsurance is purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines.

The following table summarizes the amounts receivable from reinsurers at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,495.9	$13,878.4
Ceded future policy benefits	1,239.2	1,259.6
Ceded policyholders’ funds	62.7	64.8
Billed reinsurance receivables	789.0	685.2
Reinsurance receivables	15,586.8	15,888.0
Less allowance for uncollectible reinsurance	517.2	531.1
Reinsurance receivables-net	$15,069.6	$15,356.9

The net decrease in the allowance for uncollectible reinsurance receivables was primarily due to release of the previously established allowance due to an adverse arbitration ruling and commutations in the first quarter of 2005, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Condensed Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended March 31, 2005

Property and casualty	$2,522.0	$58.0	$846.0	$1,734.0
Accident and health	308.0	14.0	158.0	164.0
Life	45.0		44.0	1.0
Total	$2,875.0	$72.0	$1,048.0	$1,899.0

Three Months Ended March 31, 2004

Property and casualty	$2,643.0	$78.0	$863.0	$1,858.0
Accident and health	342.0	16.0	155.0	203.0
Life	240.0		134.0	106.0
Total	$3,225.0	$94.0	$1,152.0	$2,167.0

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA generally assesses risk transfer for each contract by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, CNA discontinued purchases and sales of such contracts.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

The following table summarizes the pretax impact of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

	Aggregate
Three Months Ended March 31, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$(12.0)		$62.0	$50.0
Ceded claim and claim adjustment expense			(69.0)	(69.0)
Ceding commissions			(33.0)	(33.0)
Interest charges	(24.0)	$(16.0)	2.0	(38.0)

Pretax expense	$(36.0)	$(16.0)	$(38.0)	$(90.0)

Three Months Ended March 31, 2004

Ceded earned premium			$2.0	$2.0
Ceded claim and claim adjustment expense			(5.0)	(5.0)
Ceding commissions			3.0	3.0
Interest charges	$(20.0)	$(11.0)	(16.0)	(47.0)

Pretax expense	$(20.0)	$(11.0)	$(16.0)	$(47.0)

Included in “All Other” above for the first quarter of 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10.0 million pretax expense for the three months ended March 31, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Three Months Ended March 31	2005	2004
(In millions)

Standard Lines	$(66.0)	$(37.0)
Specialty Lines	(7.0)	(2.0)
Other Insurance	(17.0)	(8.0)
Pretax expense	$(90.0)	$(47.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,463.0 million and $2,564.0 million at March 31, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Corporate Aggregate Reinsurance Treaties

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in the fourth quarter of 2004 which required retroactive interest charges on funds withheld. The CCC Cover was fully utilized in 2003.

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

6.  Receivables

	March 31,	December 31,
	2005	2004
(In millions)

Reinsurance	$15,586.8	$15,888.0
Other insurance	2,532.5	2,567.2
Security sales	820.8	540.3
Accrued investment income	327.5	304.9
Other	475.6	453.0
Total	19,743.2	19,753.4
Less: allowance for doubtful accounts on reinsurance receivables	517.2	531.1
allowance for other doubtful accounts and cash discounts	518.0	526.1
Receivables	$18,708.0	$18,696.2

7.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to settle all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $1.0 million and $8.0 million pretax for the three months ended March 31, 2005 and 2004.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has established a valuation allowance related to these amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The following tables summarize the gross and net carried reserves as of March 31, 2005 and December 31, 2004.

			Life and
	Standard	Specialty	Group	Other
March 31, 2005	Lines	Lines	Non-Core	Insurance	Total

Gross Case Reserves	$6,796.0	$1,762.0	$2,769.0	$3,642.0	$14,969.0
Gross IBNR Reserves	7,396.0	3,159.0	896.0	4,693.0	16,144.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,192.0	$4,921.0	$3,665.0	$8,335.0	$31,113.0

Net Case Reserves	$4,580.0	$1,198.0	$1,409.0	$1,597.0	$8,784.0
Net IBNR Reserves	4,816.0	2,157.0	417.0	1,443.0	8,833.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,396.0	$3,355.0	$1,826.0	$3,040.0	$17,617.0

December 31, 2004

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,806.0	$15,169.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,681.0	$31,523.0

Net Case Reserves	$4,761.0	$1,191.0	$1,394.0	$1,588.0	$8,934.0
Net IBNR Reserves	4,547.0	2,042.0	430.0	1,691.0	8,710.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,308.0	$3,233.0	$1,824.0	$3,279.0	$17,644.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

Examples of unfavorable developments include decisions limiting the application of the “absolute pollution” exclusion; and decisions holding carriers liable for defense and indemnity of asbestos, pollution and mass tort claims on a joint and several basis.

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

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business and insurer financial strength and debt ratings and the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	March 31, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,116.0	$688.0	$3,218.0	$755.0
Ceded reserves	(1,481.0)	(238.0)	(1,532.0)	(258.0)
Net reserves	$1,635.0	$450.0	$1,686.0	$497.0

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

As of March 31, 2005 and December 31, 2004, CNA carried approximately $1,635.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $2.0 million and $9.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2005 and 2004. CNA paid asbestos-related claims, net of reinsurance recoveries, of $53.0 million and $64.0 million for the three months ended March 31, 2005 and 2004.

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

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 78,254 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County,

Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)) and Cross v. Garlock, Inc. et. al (Trumball County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, summary judgment against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. That ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas against CNA beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas claims were dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. The Adams case is related to proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. At issue, in those proceedings is the extent to which actions such as Adams violate injunctions against claims that insurers of Manville obtained in the Manville Bankruptcy. That issue is now on appeal to the United States District Court for the Southern District of New York. With respect to the Adams litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; and (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and, (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings and the Company’s results of operations and/or equity.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004. In the first three months of 2005, Congress has not enacted modification to

Superfund, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company’s results of operations or equity.

As of March 31, 2005 and December 31, 2004, CNA carried approximately $450.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2005 and 2004. CNA recorded $5.0 million of current accident year losses related to mass tort for the three months ended March 31, 2005. CNA recorded no current accident year losses related to mass tort for the three months ended March 31, 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $52.0 million and $36.0 million for the three months ended March 31, 2005 and 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and for the first three months of 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $68.0 million was recorded for the three months ended March 31, 2005. This amount consisted of $133.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $65.0 million of favorable premium development. Favorable net prior year development of $1.0 million was recorded for the three months ended March 31, 2004. This amount consisted of $17.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $18.0 million of favorable premium development.

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See Note 5 for further discussion of the corporate aggregate reinsurance treaties.

For the three months ended March 31, 2005, CNA recorded unfavorable net prior year development of $12.0 million related to the corporate aggregate reinsurance treaties, consisting of $9.0 million of unfavorable development in Standard Lines, $5.0 million of favorable development in Specialty Lines and $8.0 million of unfavorable development in Other Insurance.

The following includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance. Favorable claim and allocated claim adjustment expense reserve development of $16.0 million was recorded in the Life and Group Non-Core segment for the three months ended March 31, 2005.

Standard Lines

Unfavorable net prior year development of $33.0 million was recorded for the three months ended March 31, 2005. This amount consisted of $132.0 million of unfavorable claim and allocated claim adjustment expense development and $99.0 million of favorable premium development.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. Other net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages, primarily in accident year 2004, partially offset by unfavorable net prior year development due to increased severity on older individual claims, primarily workers compensation. Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation. Additionally, there was approximately $18.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $9.0 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

Specialty Lines

Unfavorable net prior year development of $30.0 million was recorded for the three months ended March 31, 2005. This amount consisted of $13.0 million of unfavorable claim and allocated claim adjustment expense development and $17.0 million of unfavorable premium development.

Approximately $27.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. Approximately $29.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $20.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

Other Insurance

Unfavorable net prior year development of $21.0 million was recorded for the three months ended March 31, 2005. This amount consisted of $4.0 million of unfavorable claim and allocated claim adjustment expense development and $17.0 million of unfavorable premium development.

Unfavorable net prior year development of $19.0 million, including $4.0 million of unfavorable claim and allocated claim adjustment expense development and $15.0 million of unfavorable premium development, was recorded in CNA Re. The unfavorable claim and allocated claim adjustment expense development was primarily related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $13.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $1.0 million of additional premium ceded to the corporate aggregate reinsurance treaties. The remaining unfavorable net prior year development recorded in the Other Insurance segment resulted from commutations and increases to net reserves due to reducing ceded losses.

8.  Shareholders’ Equity

	March 31,	December 31,
	2005	2004
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding - 185,637,349 and 185,584,575 shares	$185.6	$185.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 68,367,309 and 68,307,250 shares	0.7	0.7
Additional paid-in capital	1,805.1	1,801.2
Earnings retained in the business	9,870.2	9,589.3
Accumulated other comprehensive income	300.8	586.9
	12,162.4	12,163.7
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders’ equity	$12,154.7	$12,156.0

9.  Debt

		Unamortized		Short-Term	Long-Term
March 31, 2005	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$2,325.0	$11.0	$2,314.0	$1,149.8	$1,164.2
CNA Financial	2,254.0	9.6	2,244.4	575.1	1,669.3
Diamond Offshore	1,198.2	16.7	1,181.5	481.4	700.1
Boardwalk Pipelines	1,110.0	9.3	1,100.7		1,100.7
Loews Hotels	242.8		242.8	1.8	241.0
Total	$7,130.0	$46.6	$7,083.4	$2,208.1	$4,875.3

	March 31,	December 31,
	2005	2004
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $400)	$300.0	$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400.0	300.0
7.0% notes due 2023 (effective interest rate of 7.2%) (authorized, $400)		400.0
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest rate of 3.4%) (authorized, $1,150) (b)	1,150.0	1,150.0

CNA Financial:
Senior:
6.5% notes due 2005 (effective interest rate of 6.6%) (authorized, $500)	492.8	492.8
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)	250.0	250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549.0	549.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	30.5	30.5
Term loan due 2005 (effective interest rate of 3.8% and 2.8%)	5.0	10.0
Revolving credit facility due 2005 (effective interest rate of 4.0% and 3.5%)	25.0	25.0
2.5% Corporate note due 2006 (effective interest rate of 2.5%)	50.0	50.0
Other senior debt (effective interest rates approximate 5.8% and 7.5%)	39.1	47.5

Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250.0	250.0
Zero coupon convertible debentures due 2020, net of discount of $329.6 and $338 (effective interest rate of 4.0% and 3.5%)	475.4	471.2
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%) (authorized, $460) (d)	460.0	460.0
Subordinated debt due 2005 (effective interest rate of 7.1%)	12.8	12.8

Boardwalk Pipelines:
Senior:
Term loan due 2005 (effective interest rate of 3.3%)		575.0
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185.0	185.0
5.5% notes due 2017 (effective interest of rate 5.6%) (authorized, $300) (a)	300.0
Texas Gas:
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100.0	100.0
Gulf South:
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.7% and 4.1%)	242.8	144.4
	7,130.0	7,040.8
Less unamortized discount	46.6	50.5
Debt	$7,083.4	$6,990.3

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

(b)	The Company redeemed these notes on April 21, 2005 at 100.9%.
(c)
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

(d)
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

As of March 31, 2005, the aggregate accreted value of Diamond Offshore’s Zero Coupon Debentures was $475.4 million. Since the holders of the debentures have the right to require Diamond Offshore to repurchase the debentures within the current operating cycle, the debentures are classified as short-term debt.

On January 27, 2005, the Company completed the sale of $100.0 million aggregate principal amount of 5.3% senior notes due 2016 and $300.0 million aggregate principal amount of 6.0% notes due 2035. The net proceeds from the sale were used to redeem the $400.0 million aggregate principal amount of 7.0% senior notes due 2023 in February of 2005.

In the first quarter of 2005, Loews Hotels refinanced $107.3 million of mortgages with new loans of $206.3 million.

On April 21, 2005, the Company redeemed all of its outstanding $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007 at a redemption price of 100.9375% of the principal amount, plus accrued interest.

10.  Significant Transactions

Acquisition of Gulf South Pipeline, LP

As previously discussed in the Company’s 2004 Annual Report on Form 10-K/A, the Company, through a wholly owned subsidiary, Boardwalk Pipelines, acquired Gulf South Pipeline, LP (“Gulf South”) from Entergy-Koch, LP, a venture between Entergy Corporation and Koch Energy, Inc., a subsidiary of privately-owned Koch Industries, Inc., in December of 2004.

The following unaudited pro forma financial information assumes that Gulf South had been acquired as of January 1, 2004. The pro forma amounts include an adjustment to depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt for the acquisition and the related tax effect of these items.

Three Months Ended March 31, 2004
(In millions, except per share data)

Total revenues	$3,555.4
Net income	13.7

Net income per share of Loews common stock	$0.07

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of future results of operations.

Managed Care Holdings Corporation

On March 31, 2005, CNA completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation to Octagon Risk Services, Incorporated, for approximately $16.0 million. As a result of the sale, the Company recorded a realized gain of approximately $2.6 million after tax and minority interest. The revenues of the business sold were $4.0 million for each of the three months ended March 31, 2005 and 2004. Net income was $0.2 million and $0.5 million for the three months ended March 31, 2005 and 2004.

Specialty Medical Business

On January 6, 2005, CNA completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $8.0 million and $34.0 million for the three months ended March 31, 2005 and 2004. Net income related to this business was $2.7 million and $3.7 million for the three months ended March 31, 2005 and 2004.

Individual Life Sale

On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700.0 million. Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. In anticipation of the then pending sale, the Company recorded an impairment loss of $368.3 million after tax and minority interest ($565.9 million pretax) during the first quarter of 2004. The revenues of the individual life business were $160.0 million for the three months ended March 31, 2004. Net income, excluding the impact of the impairment loss, was $8.2 million for the three months ended March 31, 2004.

CNA Re U.K.

On October 31, 2002, the Company completed the sale of CNA Re U.K. to Tawa UK Limited (“Tawa”), a subsidiary of Artemis Group, a diversified French-based holding company. Under the terms of the purchase agreement, there was a purchase price adjustment that entitled CCC to receive $5.0 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5.0 million. CNA had also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2010 should the Financial Services Authority (“FSA”) deem those entities to be undercapitalized. In February 2005, CCC repaid to Tawa the $5.0 million received as the purchase price adjustment in settlement of certain claims made by Tawa against CCC. As a result of this settlement, CNA’s contingent liability to contribute to the former CNA Re U.K. has been reduced to zero.

11.  Statutory Accounting Practices

CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) developed a codified version of statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of March 31, 2005 or December 31, 2004.

CIC follows a permitted practice related to its statutory accounting for reinsurance recoverables from voluntary pools. Under the prescribed statutory accounting practice, CIC would be required to record a reduction to its statutory surplus related to amounts due from reinsurers, including voluntary pools that are not authorized in its state of domicile, South Carolina. Under the permitted practice requested in South Carolina, CIC is not required to record such a reduction if the voluntary pools were classified as authorized in CIC’s previous state of domicile, New Hampshire. This permitted practice is intended to be transitional as a result of CIC’s redomestication from New Hampshire to South Carolina effective January 1, 2004. As of March 31, 2005, the ceded reserve credit for the entire reinsurance recoverable from voluntary pools classified as authorized is $308.0 million, which is the maximum potential surplus impact.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $262.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125.0 million to be used to fund the CNA’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500.0 million dividend received from its subsidiary, CAC, during the first quarter of 2005. By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income
	March 31,	December 31,	Three Months Ended March 31,
	2005	2004	2005	2004
(In millions)

Property and casualty companies	$7,130.0	$6,998.0	$563.0	$183.0
Life and group insurance companies (a)	717.0	1,178.0	22.0	303.0
__________
(a)	Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus.

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

Net periodic benefit cost components:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2005	2004	2005	2004
(In millions)

Service cost	$15.3	$15.8	$2.5	$3.7
Interest cost	53.1	61.0	7.7	10.9
Expected return on plan assets	(57.7)	(64.3)	(1.2)	(1.3)
Amortization of unrecognized net loss (gain)	1.4	0.7	0.2	(0.2)
Amortization of unrecognized prior service cost	1.9	1.3	(7.6)	(5.4)
Actuarial loss	7.1	7.0	1.0	1.6
Net periodic benefit cost	$21.1	$21.5	$2.6	$9.3

13.  Business Segments

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

CNA manages its property and casualty operations in two operating segments, which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core segment and Other Insurance segment. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off and various other non-insurance operations.

Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names Newport, Kent, True, Maverick and Old Gold, with substantially all of its sales in the United States.

Loews Hotels owns and/or operates 20 hotels, 18 of which are in the United States and two are in Canada.

Diamond Offshore’s business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of March 31, 2005, 24 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 13 were located in other foreign markets.

Boardwalk Pipelines is engaged, through its Texas Gas and Gulf South subsidiaries, in the operation of interstate natural gas pipeline systems. Texas Gas owns and operates a 5,900-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas has a delivery capacity of 2.8 billion cubic feet (“Bcf”) per day and a working storage capacity of 55 Bcf. Gulf South owns and operates an 8,000-mile interstate natural gas pipeline, gathering and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and northern Florida. The Gulf South pipeline system is comprised of approximately 6,800 miles of interstate transmission pipeline, 1,200 miles of gathering pipeline and 68.5 Bcf of working gas storage capacity.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation which distributes and sells watches and clocks, equity earnings from shipping operations in 2004, as well as corporate interest expenses and other corporate administrative costs.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2005	2004
(In millions)

Revenues (a) :

CNA Financial :
Standard Lines	$1,368.0	$1,492.8
Specialty Lines	661.1	636.7
Life and Group Non-Core	300.7	7.9
Other Insurance	37.3	132.3
Total CNA Financial	2,367.1	2,269.7
Lorillard	808.3	775.7
Loews Hotels	92.1	80.7
Diamond Offshore	264.7	185.9
Boardwalk Pipelines	151.3	86.0
Corporate and other	57.7	95.3
Total	$3,741.2	$3,493.3

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$129.4	$206.8
Specialty Lines	120.9	133.4
Life and Group Non-Core	(8.5)	(534.3)
Other Insurance	5.9	30.4
Total CNA Financial	247.7	(163.7)
Lorillard	231.7	208.8
Loews Hotels	21.3	11.3
Diamond Offshore	43.0	(16.1)
Boardwalk Pipelines	62.8	43.1
Corporate and other	(54.6)	(3.0)
Total	$551.9	$80.4

Three Months Ended March 31	2005	2004
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$85.0	$138.4
Specialty Lines	74.9	80.5
Life and Group Non-Core	(1.5)	(346.4)
Other Insurance	9.9	20.8
Total CNA Financial	168.3	(106.7)
Lorillard	141.6	127.4
Loews Hotels	13.2	6.9
Diamond Offshore	14.2	(6.9)
Boardwalk Pipelines	37.9	26.0
Corporate and other	(35.5)	(1.8)
Total	$339.7	$44.9

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Three Months Ended March 31	2005	2004

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(5.2)	$56.9
Specialty Lines	0.7	20.3
Life and Group Non-Core	(4.7)	(558.4)
Other Insurance	(7.5)	26.2
Total CNA Financial	(16.7)	(455.0)
Corporate and other	(6.1)	3.0
Total	$(22.8)	$(452.0)

Net income (loss):

CNA Financial:
Standard Lines	$(7.6)	$34.2
Specialty Lines	3.0	11.9
Life and Group Non-Core	(2.8)	(363.9)
Other Insurance	(4.3)	15.6
Total CNA Financial	(11.7)	(302.2)
Corporate and other	(3.5)	1.9
Total	$(15.2)	$(300.3)

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

A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $199.0 million of paid and unpaid losses, under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

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

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of the Company’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company, although results of operations may be adversely affected. CNA’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

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

The pending product liability cases are comprised of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,400 cases are pending, including approximately 1,075 cases against Lorillard. The 1,400 cases include approximately 1,020 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 940 of the approximately 1,020 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,650 pending Flight Attendant cases.

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

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in three of the six Reimbursement cases pending against cigarette manufacturers in the United States. Lorillard and the Company also are named as defendants in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. Trial of this matter began during September of 2004 and is proceeding. During February of 2005, an appellate court ruled that the government may not seek disgorgement of profits. The appellate court denied plaintiff’s motion for reconsideration of this ruling during April of 2005.

“Contribution cases” are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 425 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 155 of the 425 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

In addition to the above, “Filter cases” are brought by smokers as well as former employees of Lorillard who seek damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Lorillard is a defendant in approximately 45 such cases.

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

CONVENTIONAL PRODUCT LIABILITY CASES -  Approximately 1,400 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,075 of these cases. The Company is a defendant in two of the pending cases.

Approximately 1,020 of the 1,400 cases are pending in a single West Virginia court in a consolidated proceeding. The Supreme Court of Appeals of West Virginia is considering the manner in which these cases will be tried. Lorillard is a defendant in approximately 940 of the 1,020 consolidated West Virginia cases. The Company is not a defendant in any of the consolidated West Virginia cases.

One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on products liability.” Based on this ruling, Lorillard is seeking, or intends to seek, dismissal of each of the approximately 40 cases pending against it in Mississippi.

Since January 1, 2003, verdicts have been returned in 22 cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in 14 of the cases.

Listed below are those cases in which verdicts were returned in favor of the plaintiffs since January 1, 2003, as well as those cases in which appeals are pending from plaintiffs’ verdicts returned prior to 2003. Neither the Company nor Lorillard were defendants in any of these cases. These cases, and the verdict amounts, are below:

Rose v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During March of 2005, the jury returned two separate verdicts that awarded damages to the plaintiff. In the first verdict, which was returned against Brown & Williamson and Philip Morris, the jury awarded $3.0 million to a smoker in actual damages and $420,000 to the smoker’s husband for loss of consortium. In the second verdict, which was retuned against only a single defendant, Philip Morris, the jury awarded plaintiffs $17.1 million in punitive damages. Post-verdict activity has not been completed.

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

Boerner v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Arkansas). During May of 2003, plaintiffs were awarded $4.0 million in actual damages and $15.0 million in punitive damages. The U.S. Court of Appeals for the Eighth Circuit reduced the punitive damages award to $5.0 million but otherwise affirmed the judgment in a ruling issued during January of 2005. Brown & Williamson did not seek further appellate review of this matter.

Eastman v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Pinellas County, Florida). During April of 2003, plaintiff was awarded $6.5 million in actual damages. The jury also determined that plaintiff was 50% responsible for his injuries, which reduced his award to approximately $655,000 from Brown & Williamson Tobacco Corporation and $2.6 million from Philip Morris USA. During May of 2004, the Florida Court of Appeal affirmed the judgment. The court denied defendants’ petition for rehearing during October of 2004. Defendants did not seek further appellate review of this matter.

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

Burton v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Kansas). During February of 2002, plaintiff was awarded approximately $200,000 in actual damages and the jury determined that plaintiff was entitled to punitive damages. During June of 2002, the court awarded plaintiff $15.0 million in punitive damages from R.J. Reynolds. During February of 2005, a federal court of appeals affirmed the jury’s award of actual damages, but it reversed the punitive damages verdict and instructed the trial court to find in favor of R.J. Reynolds on that portion of plaintiff’s claims. R.J. Reynolds has filed a conditional motion for rehearing of that portion of the Tenth Circuit’s ruling that affirmed the actual damages verdict.

Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. During April of 2005, the California Court of Appeal further reduced the punitive damages award to $50.0 million but otherwise affirmed the judgment entered in favor of the plaintiff. The Court of Appeals has denied Philip Morris’ petition for rehearing. If plaintiff does not consent to the reduced punitive damages award, the court will order a new trial. The deadline for plaintiff to respond to the court has not expired.

    Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. The court granted the defendant’s motion for new trial. The Florida Court of Appeal affirmed this ruling. The Florida Supreme Court dismissed plaintiff’s appeal during April of 2005. The Court’s order permits plaintiff to file an amended notice of appeal with the District Court.

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

Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. During September of 2004, the California Supreme Court dismissed the appeal filed by Philip Morris. The U.S. Supreme Court declined to grant review of Philip Morris’ petition for writ of certiorari, concluding activity in this matter.

Defense verdicts have been returned in 14 trials since January 1, 2003. Neither Lorillard nor the Company are defendants in any of these cases. Either appeals are pending or all post-verdict activity has not been concluded in four of these cases.

Beckum v. Philip Morris USA (Circuit Court, Hillsborough County, Florida). During April of 2005, a jury returned a verdict in favor of the defendant.

Coolidge v. Philip Morris USA, Inc. (Superior Court, Riverside County, California). During April of 2005, a jury returned a verdict in favor of the defendant.

Martinez v. Liggett Group, Inc. (Circuit Court, Miami-Dade County, Florida). During February of 2005, a jury returned a verdict in favor of the defendant. Post-verdict activity has not been completed.

Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

In ten trials in which defendants prevailed after January 1, 2003, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These ten matters and the dates of the verdicts are Reller v. Philip Morris USA (second trial) (Superior Court, Los Angeles County, California, March of 2005); Mash v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Missouri, September of 2004); Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire, November of 2003); Reller v. Philip Morris USA (first trial) (Superior Court, Los Angeles County, California, July of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); and Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania, January of 2003). Lorillard was not a defendant in any of these ten matters.

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

Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2005 and beyond. Lorillard is a defendant in three cases scheduled for trial during the remainder of 2005. The Company is not a defendant in any of the cases scheduled for trial. The trial dates are subject to change.

FLIGHT ATTENDANT CASES - Approximately 2,650 Flight Attendant cases are pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin

v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

The judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. The appellate court has denied defendants’ appeals of the October 2000 order. Defendants are evaluating further appeals.

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. In one of the seven trials, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. A Florida court of appeal affirmed the judgment and has denied defendants’ motion for reconsideration. Defendants are evaluating their future appellate options. Defendants have prevailed in the six other trials. In one of them, the court granted plaintiff’s motion for new trial. A Florida court of appeal has affirmed this ruling, although the defendants are continuing to appeal.

No flight attendant cases are scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in eleven pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Trial in Schwab is scheduled for January of 2006. Neither Lorillard nor the Company are defendants in approximately 30 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. All of these 30 additional cases assert claims on behalf of smokers or purchasers of “light” cigarettes.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2005, Lorillard, Inc. had a balance sheet net worth of approximately $1.2 billion.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid. As of April 15, 2005 judicial interest totaled an additional amount of approximately $365.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other Class Action Cases - In five additional class actions in which Lorillard has been a defendant, courts have granted plaintiffs’ motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs’ claims in a third case were resolved through a settlement agreement. The two other cases were subsequently decertified. These five matters are listed below in alphabetical order:

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

Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. During March of 2005, the court granted defendants’ motion to decertify the class. During April of 2005, the court denied plaintiffs’ motion for reconsideration of the decertification order.

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

In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed September 6, 2000). During 2002, the case was certified as a nationwide non-opt out class comprised of the punitive damages claims asserted by individuals who allege certain injuries or medical conditions allegedly caused by smoking. Certain individuals, including those who allege membership in the class certified in Engle v. R.J. Reynolds Tobacco Company, et al., were excluded from the class. During May of 2005, the U.S. Court of Appeals for the Second Circuit decertified the class and vacated the class certification order. The opportunity for plaintiffs to seek further appellate review of this ruling has not expired.

As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). Plaintiffs in Price contended they were defrauded by Philip Morris’ marketing of its cigarettes labeled as “light” or “ultra light.” Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris’ “light” brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. The Illinois Supreme Court heard argument in Philip Morris USA’s appeal during November of 2004. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While approximately 30 purported “lights” class actions are pending against U.S. cigarette manufacturers, Lorillard is a defendant in one such case, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court has advised the parties that it will announce its decision on class certification during September of 2005. Trial of Schwab is scheduled to begin during January of 2006.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in three pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company has been named as a party to the case in Israel but it is not a defendant in any of the Reimbursement cases pending in the U.S. Additional cases are pending against other cigarette manufacturers. The plaintiffs in these cases have included the U.S. federal government, U.S. state, county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, labor union health and welfare funds, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases sought certification as class actions.

More than 75 cases filed by labor union health and welfare funds as well as more than 35 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants’ dispositive motions or as the result of plaintiffs’ voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts’ orders.

U.S. Federal Government Action - A bench trial of the U.S. federal government’s reimbursement and racketeering case began during September of 2004 and is proceeding (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard is a defendant in this case. Other defendants include other cigarette manufacturers, two parent companies and two trade associations. The Company is not a defendant in this action. The trial involves issues as to whether the defendants, including Lorillard, violated RICO, and conspired to do so. At the time trial began during September of 2004, the government sought an aggregate of approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During February of 2005, a federal court of appeals ruled that the government is not permitted to recover disgorgement of profits under RICO. The court of appeals denied the government’s motion for reconsideration of this ruling during April of 2005. The trial is scheduled to continue to a remedies phase during May of 2005. Prior to trial, the court dismissed plaintiff’s two other claims, which alleged the defendants violated the Medical Care Recovery Act and Medicare as Secondary Payer provisions of the Social Security Act. Neither claim is being considered by the court during the trial.

Trial is scheduled to begin during January of 2006 in City of St. Louis, et al. v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri), a Reimbursement case filed on behalf of the City of St. Louis and numerous Missouri hospitals. Lorillard is a defendant in this action.

In the most recent verdict in a Reimbursement case, which was returned in June of 2001 in Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York), a jury awarded damages against the defendants in the amount of approximately $17.8 million in actual damages, including approximately $1.5 million attributable to Lorillard. The jury’s findings in favor of the defendants precluded any award of punitive damages. As a result of the defendants’ successful appeal, the court entered judgment in favor of the defendants during February of 2005. The claims asserted by all of the plaintiffs in the action, including those of the additional Blue Cross entities and self-insured parties that were not heard during the trial of Empire’s claims, were dismissed with prejudice by the court’s judgment.

During 2005, the plaintiffs voluntarily dismissed County of McHenry [Illinois] v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed July 13, 2000), which was filed on behalf of several Illinois hospital districts. In three Reimbursement cases, Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Middle District, Tennessee), County of Cook [Illinois] v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois), and Temple v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Middle District, Tennessee), plaintiffs did not seek additional appellate review of dismissal orders and the cases are concluded.

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

Lorillard recorded pretax charges of $198.7 million and $201.1 million ($121.4 million and $122.7 million after taxes) for the three months ended March 31, 2005 and 2004, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions. Lorillard and the other Original Participating Manufacturers have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Original Participating Manufacturers are ultimately successful, any adjustment would be reflected as a credit against future payments by the Original Participating Manufacturers under the agreement.

From time to time, lawsuits have been brought against Lorillard and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. Lorillard is a defendant in one such case, which has been dismissed by the trial court but has been appealed by the plaintiffs. Lorillard understands that additional such cases are proceeding against other defendants.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states. Payments to the trust fund are allocated among the Original Participating Manufacturers generally according to their relative domestic market share. Of the total $5.2 billion, a total of $2.1 billion has been paid since 1999 through December 31, 2004, $200.0 million of which has been paid by Lorillard. Lorillard estimates its remaining payments under the agreement would have totaled approximately $300.0 - $350.0 million, however under the agreement these payments will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers. Under the new law, enacted in October of 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 96.3% of these payments over a ten-year period. Payments commenced in the fourth quarter of 2004 and are based on the quantity of cigarettes produced during the previous quarter for domestic consumption. Litigation has been commenced on behalf of tobacco growers challenging the offset provided by the new law with respect to all or a portion of the payments made to the trust by Lorillard and Other Participating Manufacturers in 2004.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 45 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $17.8 million in payments of judgments and settlements to finally resolve approximately 75 claims. Juries have returned verdicts in favor of Lorillard in both of the cases that have been tried since January 1, 2003 in which plaintiffs have asserted Filter claims, Sachs v. Lorillard Tobacco Co. (U.S. District Court, Maryland) and Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County). Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES — Indirect Purchaser Suits — Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard is a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed in their entirety and plaintiffs have withdrawn their appeals. Since November 30, 2003, the state court indirect purchaser price-fixing actions in all states except for New Mexico and Kansas have been voluntarily dismissed. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants, including Lorillard, have filed motions for summary judgment with no date having yet been set for hearing on the motions. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them.

Tobacco Growers Suit — DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). On October 1, 2003, the Court approved a settlement by Lorillard with a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. In addition to payments previously made, Lorillard committed to buy 20 million pounds of domestic tobacco for each crop year through 2012. Pursuant to the terms of the settlement agreement, that obligation was subsequently extended until crop year 2014 as a result of the enactment of the Fair and Equitable Tobacco Reform Act of 2004. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers were also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds subsequently entered into a settlement agreement with the class and that agreement was approved by the Court. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard’s settlement agreement that would substantially reduce Lorillard’s commitments to buy domestic tobacco. The court ruled against Lorillard on that issue, but Lorillard prevailed on its appeal to the United States Court of Appeals for the Fourth Circuit. The matter is now pending before the trial court for a determination of whether and to what extent the leaf commitment will be reduced.

MSA Federal Antitrust Suit — Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. The defendants filed a motion to dismiss the complaint on August 19, 2004, which was heard in December 2004. The motion was granted on March 28, 2005, and the suit was dismissed. Plaintiffs have appealed the dismissal to the Court of Appeals for the Ninth Circuit, and plaintiffs’ appeal brief is to be filed on August 4, 2005.

Vending Machine Operators Antitrust Suit — Genesee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators have instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. On November 2, 2004, The Court granted Lorillard’s motion to dismiss the action. Plaintiffs then filed a first amended complaint on December 10, 2004. Lorillard also moved to dismiss this Complaint for failure to state a claim on which relief can be granted. The Court denied that motion on April 6, 2005. An Answer to the Complaint is to be filed in May of 2005, after which a pretrial discovery schedule will be established.

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

15.  Commitments and Contingencies

Guarantees

CNA has provided guarantees related to irrevocable standby letters of credit for certain of its subsidiaries. Certain of these subsidiaries have been sold; however, the irrevocable standby letter of credit guarantees remain in effect. CNA would be required to remit prompt payment on the letters of credit in question if the primary obligor drew down on these letters of credit and failed to repay such amounts in accordance with the terms of the letters of credit. The maximum potential amount of future payments that CNA could be required to pay under these guarantees is approximately $30.0 million at March 31, 2005.

CNA has provided parent company guarantees, which expire in 2015, related to lease obligations of certain subsidiaries. Certain of those subsidiaries have been sold; however, the lease obligation guarantees remain in effect. CNA would be required to remit prompt payment on leases in question if the primary obligor fails to observe and perform its covenants under the lease agreements. The maximum potential amount of future payments that CNA could be required to pay under these guarantees are approximately $7.0 million at March 31, 2005.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2005 that CNA could be required to pay under this guarantee are approximately $293.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $953.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2005, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA had recorded approximately $21.0 million of other liabilities related to these indemnification agreements as of March 31, 2005 and December 31, 2004.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of March 31, 2005 and December 31, 2004, there was $112.0 million and $99.0 million of total debt outstanding under the credit facility. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $33.0 million and $29.0 million of the loans outstanding as of March 31, 2005 and December 31, 2004 and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

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

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company took an impairment charge of $80.5 million pretax for the fourth quarter of 2004 with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $20.0 million pretax as of March 31, 2005. Any further draws under the credit facility, if approved by CNA pursuant to additional credit facility amendment, or further changes in the national contractor’s business plan or projections may necessitate further impairment charges.

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

Through facultative reinsurance contracts with CCC, CNA Surety’s exposure on bonds written from October 1, 2002 through October 31, 2003 has been limited to $20.0 million per bond, with CCC to incur 100% of losses above that level. For bonds written on or subsequent to November 1, 2003, CNA Surety’s exposure is limited to $14.5 million per bond, subject to a per principal retention of $60.0 million and an aggregate limit of $150.0 million, under all facultative reinsurance coverage and two excess of loss treaties between CNA Surety and CCC. The first excess of loss contract, $40.0 million excess of $60.0 million, provides CNA Surety coverage exclusively for the national contractor, while the second excess of loss contract, $50.0 million excess of $100.0 million, provides CNA Surety with coverage for the national contractor as well as other CNA Surety risks. For bonds written prior to September 30, 2002 there is no facultative reinsurance and CCC retains 100% of the losses above the per principal retention of $60.0 million.

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

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the “stop loss contract”). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the “contractual loss ratio”), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of March 31, 2005 and 2004.

Effective October 1, 2002, CCC provided an excess of loss protection for new and renewal bonds for CNA Surety for each principal exposure that exceeds $60.0 million since October 1, 2002 in two parts - a) $40.0 million excess of $60.0 million and b) $50.0 million excess of $100.0 million for CNA Surety. Effective January 1, 2004, the $40.0 million excess of $60.0 million contract was commuted and CCC paid CNA Surety $11.0 million in return premium in the first quarter of 2004 based on experience under the contract.

Other

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of March 31, 2005 and December 31, 2004, there were approximately $39.0 million and $47.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $407.0 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $62.3 million in 2005; $69.0 million in 2006, $59.1 million in 2007; $50.1 million in 2008; $39.1 million in 2009; and $127.4 million in 2010 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $33.0 million. Estimated future minimum payments under these contracts are as follows: $15.0 million in 2005; $13.0 million in 2006; and $5.0 million in 2007.

As of March 31, 2005 and December 31, 2004, CNA had committed approximately $102.0 million and $104.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2005, the Company had commitments to purchase $109.1 million and sell $33.4 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51.0 million as of March 31, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

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

16.  Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate of CNA, and CNA’s equity accounting for that affiliate. The Company has restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of CNA’s accounting for its former equity interest in Accord Re Ltd. (“Accord”), and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (“TCC”) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by CNA in 1995.

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

The effect of the restatement to the March 31, 2004 Consolidated Condensed Statement of Income is included in the table below.

	Previously
Three Months Ended March 31, 2004	Reported	Adjustment	Restated
(In millions, except per share data)

Net investment income	$529.4	$2.1	$531.5
Income tax expense	45.4	0.8	46.2
Net income	43.6	1.3	44.9

Net income per Loews common share	$0.05	$0.01	$0.06

The restatement had no effect on cash flows from operating, investing or financing activities for the three months ended March 31, 2004.

17.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2005 and December 31, 2004, and consolidating statements of income information for the three months ended March 31, 2005 and 2004. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, corporate long-term debt and Bulova Corporation, a wholly owned subsidiary. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
March 31, 2005	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,679.0	$1,202.9	$57.4	$898.7	$31.0	$2,853.6		$44,722.6
Cash	92.6	3.2	4.8	46.2	12.0	27.3		186.1
Receivables	18,210.8	17.0	27.0	220.2	113.6	149.1	$(29.7)	18,708.0
Property, plant and equipment	173.7	229.5	373.8	2,166.6	1,838.0	21.2		4,802.8
Deferred income taxes	897.4	436.4			36.9	35.2	(627.8)	778.1
Goodwill and other intangible assets	103.6		2.6	9.7	163.5	5.0		284.4
Investments in capital stocks of subsidiaries						11,970.8	(11,970.8)
Other assets	1,967.0	393.7	103.7	81.6	250.9	74.5	(43.8)	2,827.6
Deferred acquisition costs of insurance subsidiaries	1,253.9							1,253.9
Separate account business	557.8							557.8
Total assets	$62,935.8	$2,282.7	$569.3	$3,423.0	$2,445.9	$15,136.7	$(12,672.1)	$74,121.3

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,185.1							$43,185.1
Payable for securities purchased	1,345.2					$109.4		1,454.6
Securities sold under agreements to repurchase	1,110.9					74.8		1,185.7
Short-term debt	575.1		$1.8	$481.4		1,149.8		2,208.1
Long-term debt	1,669.3		241.0	700.1	$1,100.7	1,164.2		4,875.3
Reinsurance balances payable	2,968.2							2,968.2
Deferred income taxes			57.0	374.6		196.2	$(627.8)
Other liabilities	2,259.9	$1,033.1	42.5	173.4	233.9	187.0	(73.3)	3,856.5
Separate account business	557.8							557.8
Total liabilities	53,671.5	1,033.1	342.3	1,729.5	1,334.6	2,881.4	(701.1)	60,291.3
Minority interest	925.9			749.4				1,675.3
Shareholders’ equity	8,338.4	1,249.6	227.0	944.1	1,111.3	12,255.3	(11,971.0)	12,154.7
Total liabilites and shareholders' Equity	$62,935.8	$2,282.7	$569.3	$3,423.0	$2,445.9	$15,136.7	$(12,672.1)	$74,121.3

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Loews	Diamond	Boardwalk	Corporate
December 31, 2004	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$63.8	$876.9	$9.0	$2,575.9		$44,298.5
Cash	95.3	35.5	4.6	51.0	7.5	26.0		219.9
Receivables	18,200.3	32.1	19.1	187.6	131.6	144.3	$(18.8)	18,696.2
Property, plant and equipment	175.6	231.5	376.9	2,192.8	1,842.1	21.8		4,840.7
Deferred income taxes	748.8	436.5			48.9	31.9	(625.2)	640.9
Goodwill and other intangible assets	118.3		2.6	9.7	163.5			294.1
Investments in capital stocks of subsidiaries						12,061.0	(12,061.0)
Other assets	1,943.5	396.5	95.2	88.2	250.0	240.5	(205.2)	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,345.0	$2,677.7	$562.2	$3,406.2	$2,452.6	$15,101.4	$(12,910.2)	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,652.2							$43,652.2
Payable for securities purchased	494.1					$101.4		595.5
Securities sold under agreements to repurchase	918.0							918.0
Short-term debt	530.9		$2.1	$477.1				1,010.1
Long-term debt	1,726.5		142.3	700.0	$1,106.1	2,305.3		5,980.2
Reinsurance balances payable	2,980.8							2,980.8
Deferred income taxes			38.0	361.5		225.7	$(625.2)
Other liabilities	2,091.2	$1,392.6	166.3	193.2	253.5	208.1	(210.4)	4,094.5
Separate account business	567.8							567.8
Total liabilities	52,961.5	1,392.6	348.7	1,731.8	1,359.6	2,840.5	(835.6)	59,799.1
Minority interest	934.9			739.3		5.6		1,679.8
Shareholders’ equity	8,448.6	1,285.1	213.5	935.1	1,093.0	12,255.3	(12,074.6)	12,156.0
Total libilites and shareholders' equity	$62,345.0	$2,677.7	$562.2	$3,406.2	$2,452.6	$15,101.4	$(12,910.2)	$73,634.9

Loews Corporation
Consolidating Statement of Income Information

	CNA		Loews	Diamond	Boardwalk	Corporate
Three Months Ended March 31, 2005	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,899.4						$(0.3)	$1,899.1
Net investment income	406.0	$13.2	$4.9	$5.8	$0.5	$23.8		454.2
Intercompany interest and dividends						205.4	(205.4)
Investment gains (losses)	(16.7)	(1.9)		(1.3)		(2.9)		(22.8)
Manufactured products		795.1				39.1		834.2
Other	78.4		87.2	258.9	150.8	1.2		576.5
Total	2,367.1	806.4	92.1	263.4	151.3	266.6	(205.7)	3,741.2

Expenses:

Insurance claims and policyholders’ benefits	1,433.2							1,433.2
Amortization of deferred acquisition costs	377.6							377.6
Cost of manufactured products sold		486.7				19.0		505.7
Other operating expenses	272.0	89.9	68.9	212.1	73.9	26.5	(0.3)	743.0
Interest	36.6		1.9	9.6	14.6	67.1		129.8
Total	2,119.4	576.6	70.8	221.7	88.5	112.6	(0.3)	3,189.3
	247.7	229.8	21.3	41.7	62.8	154.0	(205.4)	551.9

Income tax expense (benefit)	58.2	89.4	8.1	14.2	24.9	(17.5)		177.3
Minority interest	21.2			13.7				34.9
Total	79.4	89.4	8.1	27.9	24.9	(17.5)		212.2
Net income	$168.3	$140.4	$13.2	$13.8	$37.9	$171.5	$(205.4)	$339.7

Loews Corporation
Consolidating Statement of Income Information

	CNA		Loews	Diamond	Boardwalk	Corporate
Three Months Ended March 31, 2004	Financial	Lorillard	Hotels	Offshore	Pipelines	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$2,167.9						$(0.9)	$2,167.0
Net investment income	475.2	$8.0	$0.5	$1.6	$0.1	$46.1		531.5
Intercompany interest and dividends						154.1	(154.1)
Investment gains (losses)	(455.0)					3.0		(452.0)
Manufactured products		767.9				40.3		808.2
Other	81.6	(0.2)	80.2	184.3	85.9	6.8		438.6
Total	2,269.7	775.7	80.7	185.9	86.0	250.3	(155.0)	3,493.3

Expenses:

Insurance claims and policyholders’ benefits	1,638.2							1,638.2
Amortization of deferred acquisition costs	433.2							433.2
Cost of manufactured products sold		467.3				20.2		487.5
Other operating expenses	327.0	99.6	67.8	195.6	35.1	30.7	(0.9)	754.9
Interest	35.0		1.6	6.4	7.8	50.0	(1.7)	99.1
Total	2,433.4	566.9	69.4	202.0	42.9	100.9	(2.6)	3,412.9
	(163.7)	208.8	11.3	(16.1)	43.1	149.4	(152.4)	80.4

Income tax expense (benefit)	(51.2)	81.4	4.4	(4.2)	17.1	(1.3)		46.2
Minority interest	(5.8)			(5.0)		0.1		(10.7)
Total	(57.0)	81.4	4.4	(9.2)	17.1	(1.2)		35.5

Net income (loss)	$(106.7)	$127.4	$6.9	$(6.9)	$26.0	$150.6	$(152.4)	$44.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2005 first quarter was $339.7 million, compared to $44.9 million in the 2004 first quarter. Income before net investment losses attributable to Loews common stock amounted to $308.0 million in the first quarter of 2005 compared to $310.8 million in the comparable 2004 quarter. Net income attributable to Loews common stock includes net investment losses of $14.8 million (after tax and minority interest), compared to losses of $300.3 million in the comparable 2004 quarter, which included an impairment loss of $368.3 million (after tax and minority interest) for CNA’s sale of its individual life insurance business.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

Three Months Ended March 31	2005	2004
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment losses	$308.0	$310.8
Net investment losses (a)	(14.8)	(300.3)
Net income attributable to Loews common stock	293.2	10.5
Net income attributable to Carolina Group stock	46.5	34.4
Consolidated net income	$339.7	$44.9

Net income per share:
Loews common stock	$1.58	$0.06
Carolina Group stock	$0.68	$0.59
__________
(a)	Includes a loss of $368.3 (after tax and minority interest) for the three months ended March 31, 2004 related to CNA’s sale of its individual life insurance business.

Net income attributable to Loews common stock for the first quarter of 2005 amounted to $293.2 million or $1.58 per share, compared to $10.5 million or $0.06 per share in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the first quarter of 2005 was $46.5 million or $0.68 per Carolina Group share, compared to $34.4 million, or $0.59 per Carolina Group share in the first quarter of 2004.

Consolidated revenues in the first quarter of 2005 amounted to $3.7 billion, compared to $3.5 billion in the comparable 2004 quarter.

Restatement of Prior Year Results

In May of 2005, the Company restated its financial results for prior years to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate, and CNA’s equity accounting for that affiliate as discussed in Note 16 of the Notes to Consolidated Condensed Financial Statements included in Item 1. The impact of this revised accounting results in an increase in net income attributable to Loews common stock of $1.3 million, or $0.01 per Loews common share, for the three months ended March 31, 2004.

As previously reported CNA continues to respond to various subpoenas, interrogatories and other requests for information received from state and federal regulatory authorities relating to on-going insurance industry investigations of non-traditional insurance products, including finite reinsurance. As also previously reported, CNA agreed to undergo a state regulatory financial examination of the Continental Casualty Company and its insurance subsidiaries as of December 31, 2003. Such review includes examination of certain of the finite reinsurance contracts entered into by CNA and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. In the course of complying with these requests CNA conducted a comprehensive review of its finite reinsurance relationships, including contracts with a former affiliate. It is possible that CNA’s analyses of or accounting treatment for other finite reinsurance contracts could be questioned or disputed in the context of the referenced state regulatory examination, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition.

Classes of Common Stock

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company’s 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.8 billion outstanding at March 31, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2005, the outstanding Carolina Group stock represents a 39.22% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company’s assets and liabilities other than the 39.22% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company Structure

The Company is a holding company and derives substantially all of its cash flow from its subsidiaries, principally Lorillard. The Company relies upon its invested cash balances and distributions from its subsidiaries to generate the funds necessary to meet its obligations and to declare and pay any dividends to its stockholders. The ability of the Company’s subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of the Company’s subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and stockholders (see Liquidity and Capital Resources - CNA Financial, below).

At March 31, 2005, the book value per share of Loews common stock was $66.44, compared to $66.56 at December 31, 2004, reflecting a decline in other comprehensive income (due primarily to valuations of CNA’s fixed maturities portfolio) and dividends paid to shareholders offsetting net income for the first quarter of 2005.

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

The accounting policies discussed below are considered by management to be critical to an understanding of the Company’s consolidated condensed financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on the Company’s results of operations or equity.

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

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. Considerable judgment by management may be necessary to determine if risk transfer requirements are met. CNA believes it has appropriately applied reinsurance accounting principles in its evaluation of risk transfer. However, CNA’s evaluation of risk transfer and the resulting accounting could be challenged in connection with regulatory reviews or possible changes in accounting and/or financial reporting rules related to reinsurance, which could materially adversely affect the Company’s results of operations and/or equity. Further information on reinsurance is provided in the Reinsurance section below.

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

    During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The jury was not asked to apportion damages in its verdict so Lorillard’s share of the judgment has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants in this matter have initiated an appeal from the judgment to the Louisiana Court of Appeals. Pursuant to Louisiana law, the trial court entered an order setting the amount of the appeal bond at $50.0 million for all defendants, of which Lorillard secured $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond is uncertain.

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

The Company’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews its investment portfolio on a quarterly basis with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the statement of income in the period in which the determination occurred.

The Company continues to monitor potential changes in authoritative guidance related to recognizing other-than-temporary impairments. Any such changes may cause the Company to recognize impairment losses in the statement of income which would not be recognized under the current guidance, or to recognize such losses in earlier periods, especially those due to increases in interest rates. Such changes could also impact the recognition of investment income on impaired securities. While the impact of changes in authoritative guidance could increase earnings volatility in future periods, because fluctuations in the fair value of securities are already reflected in shareholders’ equity, any changes would not be expected to have a significant impact on equity. Further information on CNA’s process for evaluating impairments is provided in the “Investments - CNA” section below.

Securities in the parent company’s investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect the Company’s investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Condensed Statements of Income.

Long Term Care Products

CNA’s reserves and deferred acquisition costs for its long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. The Company’s results of operations and/or equity may be materially, adversely affected if actual experience varies significantly from these assumptions.

Pension and Postretirement Benefit Obligations

    The Company is required to make a significant number of assumptions in order to estimate the liabilities and costs related to its pension and postretirement benefit obligations to employees under its benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense. Further information on the Company’s pension and postretirement benefit obligations is included in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Loans to National Contractor

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provides that CNA may in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of March 31, 2005 and December 31, 2004, there was $112.0 million and $99.0 million of total debt outstanding under the credit facility. Additional loans in April of 2005, pursuant to CNA’s discretion to increase the amount available for loans under the credit facility as referenced above, brought the total debt outstanding under the credit facility, less accrued interest, to $132.0 million as of April 30, 2005. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $33.0 million and $29.0 million of the loans outstanding as of March 31, 2005 and December 31, 2004, and has agreed to participation of one-third of any additional loans which may be made above the original $86.0 million credit facility limit up to the $126.0 million maximum available line.

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

    Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of March 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. In the course of addressing various expense, operational and strategic issues, however, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, has been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company took an impairment charge of $80.5 million pretax ($48.8 million after-tax and minority interest) for the fourth quarter of 2004, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $20.0 million pretax ($12.5 million after-tax and minority interest) as of March 31, 2005. Any further draws under the credit facility, if agreed to by CNA pursuant to additional credit facility amendment, or further changes in the national contractor’s business plan or projections may necessitate further impairment charges. Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s restructuring efforts may be successful and provide sufficient cash flow for its operations, the contractor’s failure to achieve its restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, CNA estimates the surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $200.0 million pretax. In addition, such failures could cause the remaining unimpaired amount due under the credit facility to be uncollectible.

Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note 15 of the Consolidated Condensed Financial Statements included under Item 1 of this Report.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 91% owned subsidiary of the Company.

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

Reserves - Estimates and Uncertainties

    CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (“case reserves”) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Condensed Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note 7 of the Consolidated Condensed Financial Statements included under Item 1 of this Report.

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

•	class action litigation relating to claims handling and other practices;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.

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

CNA’s experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (“APMT”) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increase in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA; and

•	CNA’s ability to recover reinsurance for asbestos and environmental pollution and mass tort claims.

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

CNA’s recorded reserves, including APMT reserves, reflect CNA management’s best estimate as of a particular point in time based upon known facts, current law and CNA management’s judgment. The reserve analyses performed by CNA’s actuaries result in point estimates. CNA management uses these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of CNA management’s consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis performed by CNA’s actuaries results in both a point estimate and a range. CNA management uses the point estimate as the primary factor in determining the carried reserve but also considers the range given the volatility of APMT exposures, as noted above.

For Standard Lines, the March 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the March 31, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Other Insurance, the March 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see discussion on net prior year development above). These reviews have resulted in CNA identifying information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business and insurer financial strength and debt ratings (see the Ratings section of this MD&A) and the Company’s results of operations and equity.

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

    The following table summarizes the amounts receivable from reinsurers at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$13,495.9	$13,878.4
Ceded future policy benefits	1,239.2	1,259.6
Ceded policyholders’ funds	62.7	64.8
Billed reinsurance receivables	789.0	685.2
Reinsurance receivables	15,586.8	15,888.0
Less allowance for uncollectible reinsurance	517.2	531.1
Reinsurance receivables, net	$15,069.6	$15,356.9

The net decrease in the allowance for uncollectible reinsurance receivables was primarily due to release of the previously established allowance due to an adverse arbitration ruling and commutations in the first quarter of 2005, partially offset by a net increase in the allowance for other reinsurance receivables. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” on the Consolidated Condensed Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA generally assesses risk transfer for each contract by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, CNA discontinued purchases and sales of such contracts.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

    The following table summarizes the pretax impact of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

	Aggregate
Three Months Ended March 31, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$(12.0)		$62.0	$50.0
Ceded claim and claim adjustment expense			(69.0)	(69.0)
Ceding commissions			(33.0)	(33.0)
Interest charges	(24.0)	$(16.0)	2.0	(38.0)

Pretax expense	$(36.0)	$(16.0)	$(38.0)	$(90.0)

Three Months Ended March 31, 2004

Ceded earned premium			$2.0	$2.0
Ceded claim and claim adjustment expense			(5.0)	(5.0)
Ceding commissions			3.0	3.0
Interest charges	$(20.0)	$(11.0)	(16.0)	(47.0)

Pretax expense	$(20.0)	$(11.0)	$(16.0)	$(47.0)

Included in “All Other” above for the first quarter of 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10.0 million pretax expense for the three months ended March 31, 2005.

    The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Three Months Ended March 31	2005	2004
(In millions)

Standard Lines	$(66.0)	$(37.0)
Specialty Lines	(7.0)	(2.0)
Other Insurance	(17.0)	(8.0)
Pretax expense	$(90.0)	$(47.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,463.0 million and $2,564.0 million at March 31, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Corporate Aggregate Reinsurance Treaties

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which requires additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in the fourth quarter of 2004 which required retroactive interest charges on funds withheld. The CCC Cover was fully utilized in 2003.

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

CNA is required to participate in the program, but it does not cover life or health insurance products. State law limitations applying to premiums and policies for terrorism coverage are not generally affected under the program. The Act required insurers to offer terrorism coverage through 2004. On June 18, 2004, the Department of the Treasury announced its decision to extend this offer requirement until December 31, 2005.

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

    There are currently two pending bills in Congress, H.R. 1153 and S. 467, to reauthorize the Act. These bills would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15.0% in 2006 and raised to 20.0% in 2007. The House and the Senate have both held hearings on the subject and it is expected that they will act on the bills closer to the release of the U.S. Treasury Department’s report in June, 2005. The President has also stated that Congress should address the Act’s reauthorization. Notwithstanding these developments, enactment of a law extending the Act is not assured.

    Over the past several years, CNA has been underwriting its business to manage its terrorism exposure. If the Act is not reauthorized, CNA will utilize conditional terrorism exclusions for risks that present terrorism exposure, where permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later are being underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. To date, conditional terrorism exclusions have been approved in all states except New York, Florida and Georgia. Accordingly, if the Act is not extended, CNA will utilize these conditional terrorism exclusions in all states where so allowed. Notwithstanding CNA’s efforts, however, there is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that all regulatory authorities will approve policy exclusions for terrorism.

Restructuring

As discussed in the Company’s 2004 Form 10-K/A, CNA continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the “2001 Plan”). No restructuring and other related charges related to the 2001 Plan were incurred for the three months ended March 31, 2005 and 2004. During the first three months of 2005, $1.0 million in payments for lease termination costs were charged against the liability. As of March 31, 2005, the accrued liability, relating primarily to lease termination costs, was $14.0 million. Of the remaining accrual, approximately $2.0 million is expected to be paid in 2005.

Segment Results

    The following discusses the results of operations for CNA’s operating segments. In evaluating the results of the Standard Lines and Specialty Lines, CNA management utilizes the combined ratio, the loss ratio, the expense ratio, and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the three months ended March 31, 2005, CNA recorded unfavorable net prior year development of $12.0 million related to the corporate aggregate reinsurance treaties, consisting of $9.0 million of unfavorable development in Standard Lines, $5.0 million of favorable development in Specialty Lines and $8.0 million of unfavorable development in Other Insurance.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

Three Months Ended March 31	2005	2004
(In millions, except %)

Net written premiums	$1,171.0	$1,265.0
Net earned premiums	1,169.0	1,258.0
Income before net realized investment (losses) gains	92.6	104.2
Net realized investment (losses) gains	(7.6)	34.2
Net income	85.0	138.4

Ratios:
Loss and loss adjustment expense	71.0%	65.5%
Expense	32.4	33.5
Dividend	0.3	0.7
Combined	103.7%	99.7%

Net written premiums for Standard Lines decreased $94.0 million and net earned premiums decreased $89.0 million for the three months ended March 31, 2005 as compared with the same period in 2004. These decreases were driven by reduced new business and decreased retention primarily in large account business, including workers compensation. Specifically impacting retention was the impact of intentional underwriting actions primarily within unprofitable lines of business, including reductions in workers compensation policies classified as high hazard. These decreases were partially offset by favorable premium development as discussed below.

Standard Lines rate was unchanged for the three months ended March 31, 2005 as compared to rate increases of 6.0-7.0% for same period in 2004 for the contracts that renewed during the period. Retention rates of 69.0% and 74.0% were achieved for those contracts that were up for renewal. CNA expects rates to continue to moderate as competition for premiums continues to accelerate in these lines of business.

Net income decreased $53.4 million for the three months ended March 31, 2005 as compared with the same period in 2004, primarily due to decreased net realized investment results. First quarter of 2005 results were also adversely impacted by increased unfavorable net prior year development, partially offset by a decrease in the bad debt provision for insurance and reinsurance receivables, improved current accident year results and lower operating expenses. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.

The combined ratio increased 4.0 points for the three months ended March 31, 2005 as compared with the same period in 2004. The loss ratio increased 5.5 points due principally to increased unfavorable net prior year development. The unfavorable net prior year development was primarily related to an adverse arbitration ruling involving two reinsurance treaties as discussed below. This arbitration decision also adversely affected acquisition expenses. These unfavorable impacts were partially offset by a release of a previously established allowance for reinsurance receivables related to this arbitration.

Unfavorable net prior year development of $33.0 million was recorded for the three months ended March 31, 2005, including $132.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $99.0 million of favorable premium development. Favorable net prior year development of $18.0 million, including $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $16.0 million of favorable premium development, was recorded for the three months ended March 31, 2004.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. Other net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages, primarily in accident year 2004, partially offset by unfavorable net prior year development due to increased severity on older individual claims, primarily workers compensation. Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation. Additionally, there was approximately $18.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $9.0 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Standard Lines.

	March 31,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$6,796.0	$6,904.0
Gross IBNR Reserves	7,396.0	7,398.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,192.0	$14,302.0

Net Case Reserves	$4,580.0	$4,761.0
Net IBNR Reserves	4,816.0	4,547.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,396.0	$9,308.0

The expense ratio decreased 1.1 points for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease in 2005 was primarily due to reduced operating expenses as compared with the same period in 2004 and a decrease in the bad debt provision for insurance receivables. Partially offsetting these favorable impacts were reduced ceding commissions as a result of the unfavorable arbitration ruling discussed above.

The dividend ratio decreased 0.4 points for the three months ended March 31, 2005 as compared with the same period in 2004 due primarily to favorable net prior year dividend development of $2.0 million recorded in the first quarter of 2005, primarily in package property and boiler and machinery products.

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

Three Months Ended March 31	2005	2004
(In millions, except %)

Net written premiums	$594.0	$581.0
Net earned premiums	573.0	529.0
Income before net realized investment gains	71.9	68.6
Net realized investment gains	3.0	11.9
Net income	74.9	80.5

Ratios:
Loss and loss adjustment expense	62.3%	63.1%
Expense	26.9	26.4
Dividend	0.2	0.4
Combined	89.4%	89.9%

    Net written premiums for Specialty Lines increased $13.0 million and net earned premiums increased $44.0 million for the three months ended March 31, 2005 as compared with the same period in 2004. This increase was primarily due to improved retention and rate increases across several professional liability insurance lines of business. Premiums were also favorably impacted by a decreased use of reinsurance due to the second quarter of 2004 discontinuation of a reinsurance program for coverages provided to health care professionals. These favorable impacts were partially offset by decreased written premiums for the warranty business, due to a change in the warranty product offering. Fees related to the new warranty product are included within other revenues.

Specialty Lines averaged rate increases of 2.0% and 13.0% for the three months ended March 31, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 89.0% and 83.0% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.

    Net income decreased $5.6 million for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease was driven primarily by increased unfavorable net prior year development, decreased net investment income and decreased net realized investment results. These decreases were partially offset by increased earned premiums as discussed above and a decrease in the provision for bad debt allowance for reinsurance receivables. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

The combined ratio decreased 0.5 points for the three months ended March 31, 2005 as compared with the same period in 2004. The loss ratio decreased 0.8 points due principally to an improvement in the current accident year results and a decrease in the bad debt provision for reinsurance receivables. These favorable impacts to the loss ratio were partially offset by increased unfavorable net prior year development as discussed below.

Unfavorable net prior year development of $30.0 million was recorded for the three months ended March 31, 2005, including $13.0 million of unfavorable claim and allocated claim adjustment expense and $17.0 million of unfavorable premium development. Unfavorable net prior year development was not significant for the three months ended March 31, 2004.

Approximately $27.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. Approximately $29.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years from nursing home businesses. Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $20.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first quarter of 2005.

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Specialty Lines.

	March 31,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$1,762.0	$1,659.0
Gross IBNR Reserves	3,159.0	3,201.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,921.0	$4,860.0

Net Case Reserves	$1,198.0	$1,191.0
Net IBNR Reserves	2,157.0	2,042.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,355.0	$3,233.0

    The expense ratio increased 0.5 points for the three months ended March 31, 2005 as compared with the same period in 2004. This increase was primarily due to lower ceding commissions related to the second quarter of 2004 discontinuation of a reinsurance program for coverages provided to health care professionals. These increases were partially offset by an increased earned premium base.

The dividend ratio decreased 0.2 points for the three months ended March 31, 2005 as compared with the same period in 2004. This decrease was primarily due to decreased surety dividends and an increased earned premium base.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Three Months Ended March 31	2005	2004
(In millions)

Net earned premiums	$166.0	$326.0
Income before net realized investment losses	1.3	17.5
Net realized investment losses	(2.8)	(363.9)
Net loss	(1.5)	(346.4)

    Net earned premiums for Life and Group Non-Core decreased $160.0 million in the first quarter of 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to the absence of premiums from the individual life business of $105.0 million and a decrease in premiums of the specialty medical business of $31.0 million. The individual life business was sold on April 30, 2004, and the specialty medical business was sold on January 6, 2005. Additionally, decreased earned premiums from the structured settlement business contributed to the decline in net earned premium. In February of 2004, CNA ceased sales to new customers in its structured settlement business.

Net results increased $344.9 million in the first quarter of 2005 as compared with the same period in 2004. The increase in net results related primarily to the absence of the impairment loss of $368.3 million after-tax and minority interest ($565.9 million pretax) recorded in the first quarter of 2004 for the individual life insurance business and an improvement in net results for life settlement contracts. Partially offsetting these increases to 2005 net results is the decrease in results from the individual life business of $8.2 million, before the impairment described above, and decreased results related to indexed group annuity contracts. See the Investments section of this MD&A for additional information on net realized investment losses and net investment income.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Three Months Ended March 31	2005	2004
(In millions)

Net investment income	$61.0	$69.0
Revenues	37.3	132.3
Income before net realized investment (losses) gains	14.2	5.2
Net realized investment (losses) gains	(4.3)	15.6
Net income	9.9	20.8

    Revenues decreased $95.0 million for the three months ended March 31, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $77.0 million due to the exit from the assumed reinsurance business in 2003 and an additional pre-tax impairment loss of $13.0 million recorded in the first quarter of 2005 related to loans made under a credit facility to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information on loans to the national contractor.

As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (“Allstate”) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. CNA expects Allstate to exercise its option in the fourth quarter of 2005, at which time CNA will recognize a previously deferred gain from the sale of these subsidiaries of $12.0 million. CNA expects to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, and earn related royalty fees, until Allstate exercises its option. Royalty fees earned for the three months ended March 31, 2005 and 2004 were approximately $7.0 million and $6.0 million.

Net income decreased $10.9 million for the three months ended March 31, 2005 as compared with the same period in 2004. The decrease in net income was due primarily to lower revenues, including lower investment results in the segment for the current year. Partially offsetting these decreases was the absence of an increase in the allowance for reinsurance receivables of $14.6 million after-tax and minority interest ($25.0 million pretax) recorded in 2004.

Unfavorable net prior year development of $21.0 million, including $4.0 million of unfavorable claim and allocated claim adjustment expense development and $17.0 million of unfavorable premium development, was recorded for the three months ended March 31, 2005.

Unfavorable net prior year development of $19.0 million, including $4.0 million of unfavorable claim and allocated claim adjustment expense development and $15.0 million of unfavorable premium development, was recorded in CNA Re. The unfavorable claim and allocated claim adjustment expense development was primarily related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $13.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $1.0 million of additional premium ceded to the corporate aggregate reinsurance treaties. The remaining unfavorable net prior year development recorded in the Other Insurance segment resulted from commutations and increases to net reserves due to reducing ceded losses.

The following table summarizes the gross and net carried reserves as of March 31, 2005 and December 31, 2004 for Other Insurance.

	March 31,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$3,642.0	$3,806.0
Gross IBNR Reserves	4,693.0	4,875.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,335.0	$8,681.0

Net Case Reserves	$1,597.0	$1,588.0
Net IBNR Reserves	1,443.0	1,691.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,040.0	$3,279.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a future increase in asbestos and environmental pollution claims which cannot now be anticipated; a future increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverages at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

    Examples of unfavorable developments include decisions limiting the application of the absolute pollution exclusion and decisions holding carriers liable for defense and indemnity of asbestos, pollution and mass tort claims on a joint and several basis.

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

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business and insurer financial strength and debt ratings and the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	March 31, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,116.0	$688.0	$3,218.0	$755.0
Ceded reserves	(1,481.0)	(238.0)	(1,532.0)	(258.0)
Net reserves	$1,635.0	$450.0	$1,686.0	$497.0

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

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and continuing in the first quarter of 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment.

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

As of March 31, 2005 and December 31, 2004, CNA carried approximately $1,635.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $2.0 million and $9.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2005 and 2004. CNA paid asbestos-related claims, net of reinsurance recoveries, of $53.0 million and $64.0 million for the three months ended March 31, 2005 and 2004.

CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2005, CNA had 13 structured settlement agreements with a reserve net of reinsurance of $158.0 million. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve net of reinsurance of $175.0 million. As to the 13 structured settlement agreements existing at March 31, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At March 31, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $17.0 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17.0 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of March 31, 2005, CNA had negotiated 33 coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $71.0 million, net of reinsurance, as of March 31, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. CNA had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76.0 million, net of reinsurance, as of December 31, 2004.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At March 31, 2005, CNA had 184 large accounts with reserves of $360.0 million, net of reinsurance. At December 31, 2004, CNA had 180 large accounts and had established reserves of $368.0 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2005, CNA had 1,084 small accounts, approximately 82.2% of its total active asbestos accounts, with reserves of $132.0 million, net of reinsurance. At December 31, 2004, CNA had 1,109 small accounts, approximately 82.9% of its total active asbestos accounts, with reserves of $141.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

    CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At March 31, 2005 and December 31, 2004, CNA had $147.0 million and $148.0 million of reserves, net of reinsurance, related to these asbestos liabilities arising from CNA’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (“ECRA”).

At March 31, 2005 and December 31, 2004, the unassigned IBNR reserve was $696.0 million and $707.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2005 and December 31, 2004.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
March 31, 2005	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$18.0	$158.0	9.7%
Wellington	4	1.0	17.0	1.0
Coverage in place	33	5.0	71.0	4.3
Fibreboard	1		54.0	3.3
Total with settlement agreements	51	24.0	300.0	18.3

Other policyholders with active accounts
Large asbestos accounts	184	20.0	360.0	22.0
Small asbestos accounts	1,084	8.0	132.0	8.1
Total other policyholders	1,268	28.0	492.0	30.1

Assumed reinsurance and pools		1.0	147.0	9.0
Unassigned IBNR			696.0	42.6
Total	1,319	$53.0	$1,635.0	100.0%

December 31, 2004

Policyholders with settlement agreements
Structured settlements	11	$39.0	$175.0	10.4%
Wellington	4	4.0	17.0	1.0
Coverage in place	33	14.0	76.0	4.5
Fibreboard	1		54.0	3.2
Total with settlement agreements	49	57.0	322.0	19.1

Other policyholders with active accounts
Large asbestos accounts	180	47.0	368.0	21.8
Small asbestos accounts	1,109	23.0	141.0	8.4
Total other policyholders	1,289	70.0	509.0	30.2

Assumed reinsurance and pools		8.0	148.0	8.8
Unassigned IBNR			707.0	41.9
Total	1,338	$135.0	$1,686.0	100.0%

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

Certain asbestos litigation in which CNA is currently engaged is described below:

The ultimate cost of reported claims, and in particular APMT claims, is subject to a number of uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to CNA. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 78,254 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004) and Cross v. Garlock, Inc., et al. (Trumbull County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, summary judgment against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos. That ruling is on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas against CNA beginning in 2002 against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas claims were dismissed as time-barred by the applicable Statute of Limitations. In other claims, the Texas courts ruled that the carriers did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos thereby dismissing these claims. Certain of the Texas courts’ rulings have been appealed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CNA and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. The Adams case is related to proceedings and mediation in the Bankruptcy Court in New York with jurisdiction over the Manville Bankruptcy. At issue, in those proceedings is the extent to which actions such as Adams violate injunctions against claims that insurers of Manville obtained in the Manville Bankruptcy. That issue is now on appeal to the United States District Court for the Southern District of New York. With respect to the Adams litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory and common law claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; and (e) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) and the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, insurer financial strength and debt ratings and the Company’s results of operations and/or equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any CNA excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of management and consideration of many complex factors, including:

•	inconsistency of court decisions, jury attitudes and future court decisions

•	specific policy provisions

•	allocation of liability among insurers and insureds

•	missing policies and proof of coverage

•	the proliferation of bankruptcy proceedings and attendant uncertainties

•	novel theories asserted by policyholders and their counsel

•	the targeting of a broader range of businesses and entities as defendants

•	the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims

•	volatility in claim numbers and settlement demands

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims

•	the efforts by insureds to obtain coverage not subject to aggregate limits

•	long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims

•	medical inflation trends

•	the mix of asbestos-related diseases presented and

•	the ability to recover reinsurance.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2004. In the first three months of 2005, Congress has not enacted modification to Superfund, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon the Company’s results of operations or equity.

As of March 31, 2005 and December 31, 2004, CNA carried approximately $450.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2005 and 2004. CNA recorded $5.0 million of current accident year losses related to mass tort for the three months ended March 31, 2005. CNA recorded no current accident year losses related to mass tort for the three months ended March 31, 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $52.0 million and $36.0 million for the three months ended March 31, 2005 and 2004.

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

CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At March 31, 2005, CNA had four structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $9.0 million, net of reinsurance. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5.0 million, net of reinsurance, to fund future payment obligations under the agreements.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At March 31, 2005, CNA had 16 such agreements with a recorded reserve of $16.0 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16.0 million, net of reinsurance.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At March 31, 2005, CNA had 130 large accounts with a collective reserve of $71.0 million, net of reinsurance. At December 31, 2004, CNA had 134 large accounts with a collective reserve of $75.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At March 31, 2005, CNA had 385 small accounts with a collective reserve of $43.0 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47.0 million, net of reinsurance.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA has a reserve of $35.0 million and $36.0 million related to these liabilities as of March 31, 2005 and December 31, 2004.

As of March 31, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $143.0 million, net of reinsurance and $163.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

    The table below depicts CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2005 and December 31, 2004.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
March 31, 2005	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	4	$4.0	$9.0	2.9%
Coverage in place	16	3.0	16.0	5.0
Total with Settlement Agreements	20	7.0	25.0	7.9

Other Policyholders with Active Accounts
Large pollution accounts	130	10.0	71.0	22.4
Small pollution accounts	385	6.0	43.0	13.6
Total Other Policyholders	515	16.0	114.0	36.0

Assumed Reinsurance & Pools		1.0	35.0	11.0
Unassigned IBNR			143.0	45.1
Total	535	$24.0	$317.0	100.0%

December 31, 2004

Policyholders with Settlement Agreements
Structured settlements	2	$14.0	$5.0	1.5%
Coverage in place	15	5.0	16.0	4.7
Total with Settlement Agreements	17	19.0	21.0	6.2

Other Policyholders with Active Accounts
Large pollution accounts	134	18.0	75.0	21.9
Small pollution accounts	405	14.0	47.0	13.7
Total Other Policyholders	539	32.0	122.0	35.6

Assumed Reinsurance & Pools		2.0	36.0	10.5
Unassigned IBNR			163.0	47.7
Total	556	$53.0	$342.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Lorillard for the three months ended March 31, 2005 and 2004 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2005	2004
(In millions)

Revenues:
Manufactured products	$795.1	$767.9
Net investment income	13.2	8.0
Investment losses	(1.9)
Other		(0.2)
Total	806.4	775.7
Expenses:
Cost of sales	486.7	467.3
Other operating	89.9	99.6
Total	576.6	566.9
	229.8	208.8
Income tax expense	89.4	81.4
Net income	$140.4	$127.4

Revenues increased by $30.7 million, or 4.0%, and net income increased by $13.0 million, or 10.2%, in the three months ended March 31, 2005, as compared to the corresponding period of 2004.

The increase in revenues in the three months ended March 31, 2005, as compared to the corresponding period of 2004, is primarily due to higher net sales of $27.2 million and higher investment income of $3.3 million. Net sales revenue increased $23.1 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales), an increase of $4.1 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard’s cash discount rate offered to direct buying accounts and an increase of $9.0 million due to higher average wholesale unit prices due to price/sales mix.

Net income increased in the three months ended March 31, 2005, as compared to the corresponding period of 2004, due primarily to lower sales promotion expenses, lower product liability defense costs and lower State Settlement Agreement costs as described below. Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

The increase in net income in the three months ended March 31, 2005, as compared to the corresponding period of 2004, reflected lower costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”), partially offset by higher depreciation expense of $2.8 million pretax and charges of $17.8 million pretax related to compensating tobacco growers and quota holders due to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $198.7 million and $201.1 million ($121.4 million and $122.7 million after taxes) for the three months ended March 31, 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $2.4 million pretax decrease in tobacco settlement costs in the three months ended March 31, 2005, as compared to the comparable period of 2004, is due to the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($11.3 million), partially offset by the impact of the inflation adjustment ($6.8 million), charges for higher gross unit sales ($0.8 million) and other adjustments ($1.3 million) under the State Settlement Agreements.

Overall, domestic industry unit sales volume decreased 4.2% in the first three months of 2005 as compared with the corresponding period of 2004. Industry sales for premium brands were 71.2% of the total market in the three months ended March 31, 2005, as compared to 69.3% in the corresponding period of 2004.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 0.3% in the three months ended March 31, 2005, as compared to the corresponding period of 2004. Domestic wholesale volume increased 0.9% in the three months ended March 31, 2005, as compared to the corresponding period of 2004. Total Newport unit sales volume increased 1.3% and domestic volume increased 1.9% in the three months ended March 31, 2005, as compared with the corresponding period of 2004. These results, while reflecting positive change, continue to be affected by on-going competitive promotions and the availability of deep discount brands.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $16.4 million and $26.3 million for the first three months of 2005 and 2004, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Selected Market Share Data

Three Months Ended March 31	2005	2004
(Units in billions)

Total domestic Lorillard unit volume (1)	8.214	8.139
Total industry unit volume (1)	88.013	91.868

Lorillard’s share of the domestic market (1)	9.3	8.9
Lorillard’s premium segment as a percentage of its total domestic
volume (1)	95.5	95.4

Newport share of the domestic segment (1)	8.6	8.0
Newport share of the premium segment (1)	12.0	11.6
Total menthol segment market share for the industry (2)	27.0	27.1
Newport’s share of the menthol segment (2)	32.6	30.9
Newport as a percentage of Lorillard’s (3):
Total volume	91.7	90.9
Net sales	92.9	92.2

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 30.7% in the first three months of 2004 to 28.8% in the first three months of 2005. Virtually all of Lorillard’s sales are in the premium price segment where Lorillard’s share amounted to approximately 12.5% in the first three months of 2005 and 12.2% in the first three months of 2004, as reported by MSAI. Lorillard management continues to believe that volume and market share information for deep discount manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

    The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have, or may, materially adversely impact the results of operations, cash flows and financial condition of Lorillard and the Company, including the following:

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

•
In Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million against the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard’s share of the Scott judgment has not been determined. The court’s final judgment also reflects its award of judicial interest. As of April 15, 2005, judicial interest totaled approximately $365.0 million. Judicial interest will continue to accrue until the judgment is paid. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals.

•
The U.S. Department of Justice has brought an action against Lorillard and other tobacco companies. The government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering “enterprise,” as well as various injunctive relief. On February 4, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that disgorgement was not a proper remedy in this case. The court of appeals denied the government’s motion for reconsideration of this ruling during April of 2005. The trial is scheduled to continue to a remedies phase during May of 2005.

See Item 3 - Legal Proceedings of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to these actions, other litigation and the State Settlement Agreements.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 77.0% in the first quarter of 2005. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 19.4%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.2% over the period 1984 through the first three months of 2005 according to information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 1.40 share points from 14.3% in the first three months of 2004 to 12.9% in the first three months of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Increases in industry-wide promotional expenses and sales incentives implemented in response to declining unit volume, state excise tax increases and increased competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have gained market share in recent years, principally in the deep discount cigarette segment. As a result of increased competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard’s ability to raise prices of its brands has been substantially affected to the extent that from March of 2002 through December of 2004 Lorillard did not increase wholesale prices. During this period, increases by manufacturers in wholesale and retail price promotion allowances served to effectively reduce the prices of many key brands. While the environment remains highly price competitive, in December of 2004 and January of 2005, several manufacturers, including Lorillard, implemented price changes in terms of increased wholesale list prices and/or lower promotional discounts on select brands.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In the first three months of 2005, the federal excise tax was $0.39 per pack and combined state and local excise taxes range from $0.03 to $3.00 per pack. In the first three months of 2005, excise tax increases ranging from $0.57 to $1.00 per pack were implemented in four states. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•
Increases in actual and proposed state and local regulation of the tobacco industry relating to the manufacture, sale, distribution, advertising, labeling and use of tobacco products and government restrictions on smoking.

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. Bills have been introduced in the U.S. Congress to grant the Food and Drug Administration (“FDA”) authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage.

•
Sales of counterfeit cigarettes in the United States continue to adversely impact sales by the manufacturer of the counterfeited brands, including Lorillard, and potentially damage the value and reputation of those brands.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

    The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2005 and 2004 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2005	2004
(In millions)

Revenues:
Operating	$87.2	$80.2
Net investment income	4.9	0.5
Total	92.1	80.7
Expenses:
Operating	68.9	67.8
Interest	1.9	1.6
Total	70.8	69.4
	21.3	11.3
Income tax expense	8.1	4.4
Net income	$13.2	$6.9

Revenues increased by $11.4 million, or 14.1%, and net income increased by $6.3 million in the three months ended March 31, 2005, as compared to the corresponding period of 2004.

Revenues increased in the first three months of 2005, as compared to 2004, due primarily to a $4.7 million increase in operating revenue, higher equity income of $1.6 million from joint ventures and increased investment income of $4.5 as a result of the early repayment of a note received in connection with the sale of a hotel property. The increase in operating revenue reflects an increase in revenue per available room to $144.57 for the three months ended March 31, 2005, compared to $131.63 in the comparable period of the prior year, due to an increase in average room rates of $14.93, or 8.0%, and a 1.7% increase in occupancy rates.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the three months ended March 31, 2005 increased due to the higher revenues discussed above, partially offset by increased interest and advertising expenses.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2005 and 2004 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2005	2004
(In millions)

Revenues:
Operating	$258.9	$184.3
Net investment income	5.8	1.6
Investment gains (losses)	(1.3)
Total	263.4	185.9
Expenses:
Operating	212.1	195.6
Interest	9.6	6.4
Total	221.7	202.0
	41.7	(16.1)
Income tax expense (benefit)	14.2	(4.2)
Minority interest	13.7	(5.0)
Net income (loss)	$13.8	$(6.9)

Diamond Offshore’s revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively. The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs, and vice versa. The same factors, primarily demand for drilling services, which is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors, and availability of rigs in a particular geographical region, affect both dayrates and utilization rates. These factors are not within Diamond Offshore’s control and are difficult to predict with any degree of specificity beyond broad market trends.

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

Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, few decreases in operating expenses may actually occur since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income. Diamond Offshore recognizes, as incurred, operating expenses such as inspections, painting projects and routine overhauls that meet certain criteria and which maintain rather than upgrade its rigs. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Higher depreciation expense decreases operating income in periods subsequent to capital upgrades.

Operating income is negatively impacted when Diamond Offshore performs certain regulatory inspections (“5-year survey”) that are due every five years for all of its rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

    Revenues increased by $77.5 million, or 41.7%, and net income increased by $20.7 million in the three months ended March 31, 2005, as compared to the corresponding period of 2004. Revenues increased due primarily to higher contract drilling revenues of $72.8 million compared to the prior year.

Revenues from high specification floaters and other semisubmersible rigs increased by $53.2 million in the three months ended March 31, 2005, as compared to the corresponding period of 2004. The increase primarily reflects improved utilization of $26.8 million and increased dayrates of $25.5 million, partially offset by amortization of $2.1 million in deferred mobilization fees for the Ocean Patriot.

Revenues from jack-up rigs increased $19.9 million, or 10.7%, in the three months ended March 31, 2005 due primarily to increased utilization of $5.6 million and increased dayrates of $12.1 million as compared to the three months ended March 31, 2004. In addition, revenues in 2005 included $2.6 million related to deferred mobilization revenue.

Investment income increased by $4.2 million, primarily due to higher yields on invested cash balances in the first three months of 2005, as compared to the corresponding period of 2004.

Net income increased in the three months ended March 31, 2005 due primarily to the higher dayrate rates and utilization rates earned by high specification floaters and semisubmersible rigs and increased revenues from investment income as compared to the corresponding period of 2004 as noted above, partially offset by increased contract drilling expenses.

Boardwalk Pipelines

Boardwalk Pipelines, LLC and subsidiaries (“Boardwalk Pipelines”). Boardwalk Pipelines is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Boardwalk Pipelines for the three months ended March 31, 2005 and 2004 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2005	2004
(In millions)

Revenues:
Operating	$150.8	$85.9
Net investment income	0.5	0.1
Total	151.3	86.0
Expenses:
Operating	73.9	35.1
Interest	14.6	7.8
Total	88.5	42.9
	62.8	43.1
Income tax expense	24.9	17.1
Net income	$37.9	$26.0

Boardwalk Pipelines acquired Gulf South Pipelines LP (“Gulf South”) on December 29, 2004. Therefore, results of operations for the three months ended March 31, 2004 did not include the operations of Gulf South. Revenues and net income of Gulf South for the three months ended March 31, 2005, totaled $74.8 million and $19.3 million, respectively.

Excluding the operations of Gulf South, revenues decreased $9.5 million in the first three months of 2005, primarily due to unfavorable market conditions for Texas Gas during the 2004-2005 winter season. Temperatures in January and February 2005 were 20.0% warmer than the comparable period of the prior year, resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.

    Excluding the operations of Gulf South, net income decreased $7.4 million in the three months ended March 31, 2005 as compared to the same period of 2004, primarily due to the lower revenues noted above and increased interest expense associated with the financing costs of the Gulf South acquisition.

Corporate and Other

    Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, equity earnings from Majestic Shipping Corporation (“Majestic”), corporate interest expenses and other corporate administrative costs. Majestic, a wholly owned subsidiary, owns a 49% common stock interest in Hellespont Shipping Corporation.

In the fourth quarter of 2004, investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Condensed Statement of Income. Prior period amounts and ratios have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) in any period.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2005 and 2004 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2005	2004
(In millions)

Revenues:
Manufactured products	$39.1	$40.3
Net investment income	23.8	46.1
Investment (losses) gains	(2.9)	3.0
Other	0.9	5.9
Total	60.9	95.3
Expenses:
Cost of sales	19.0	20.2
Operating	26.2	29.8
Interest	67.1	48.3
Total	112.3	98.3
	(51.4)	(3.0)
Income tax expense (benefit)	(17.5)	(1.3)
Minority interest		0.1
Net income (loss)	$(33.9)	$(1.8)

Revenues decreased by $34.4 million and net income decreased by $32.1 million in the three months ended March 31, 2005, as compared to the corresponding period of 2004.

Revenues decreased in the three months ended March 31, 2005, as compared to the corresponding period of 2004, due primarily to lower net investment income of $22.3 million, investment losses of $2.9 million in 2005, as compared to investment gains of $3.0 in 2004, and equity income of $5.2 million in 2004 from shipping operations.

Net income decreased in the first three months of 2005 due primarily to the reduced revenues discussed above and increased interest expense related to costs associated with the early retirement of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Interest expense in 2004 included costs associated with the early retirement of the Company’s $300.0 million principal amount of 7.6% senior notes due 2023.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

The principal operating cash flow sources of CNA’s insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2005, net cash provided by operating activities was $124.0 million as compared with $37.0 million provided for the same period in 2004. The increase in cash provided by operating activities related primarily to a reduction in claims and expense payments, which was partly offset by decreased net premium collections in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2005, net cash used by investing activities was $115.0 million as compared with $441.0 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the three months ended March 31, 2005, net cash used by financing activities was $11.0 million as compared with $346.0 million provided for the same period in 2004. Cash flows used by financing activities in the first quarter of 2005 were related principally to the repayment of debt. Cash flows provided by financing activities in the first quarter of 2004 related to the proceeds received from the issuance of surplus notes, which were subsequently repaid during 2004.

Debt and Other Commitments

See Note 9 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Report for a detailed discussion of CNA’s debt.

See Note 15 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Report for information related to CNA Surety’s and a large national contractor’s related party transactions with CNA. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.

See Note 15 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Report for information related to CNA’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.

Regulatory Matters

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

In connection with the approval process for aspects of the reorganization and streamlining plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. These state regulatory financial examinations are currently underway. Such review includes examination of certain of the finite reinsurance contracts entered into by CNA and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. CNA is presently engaged in discussions related to the examination with state regulatory agencies. Final examination reports are expected to be issued in the second quarter of 2005 by the state authorities.

Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia, and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission, the New York State Attorney General, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by CNA; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance.

In the course of complying with the above matters, CNA conducted a comprehensive review of its finite reinsurance relationships, including the contracts with Accord and other reinsurers that were the subject of the previously referenced restatement. It is possible that CNA’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in the context of the referenced state regulatory examinations, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition. See the Critical Accounting Estimates section of this MD&A for further information.

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

The table below reflects the various group ratings issued by A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of April 21, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNA	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC(b)	Debt	Debt

A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-
__________
(a)	Fitch’s outlook for the Property & Casualty companies’ financial strength and holding company debt ratings is stable. All others are negative.
(b)	A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

On March 11, 2005, Fitch concluded their annual review and affirmed CNA’s debt and financial strength ratings. The rating outlook was changed to stable from negative.

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

In addition, CNA believes that a lowering of the debt ratings of Loews by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates Loews currently maintains a negative outlook, but none currently has Loews on negative Credit Watch.

CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $262.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125.0 million to be used to fund the CNA’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500.0 million dividend received from its subsidiary, CAC, during the first quarter of 2005.

By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Lorillard

Lorillard and other cigarette manufacturers continue to be confronted with substantial litigation. Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other remedies.

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

Except for the impact of the State Settlement Agreements as described below, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco related litigation and, therefore, no provision has been made in the Consolidated Condensed Financial Statements for any unfavorable outcome. It is possible that the Company’s results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

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

Lorillard’s cash payment under the State Settlement Agreements in the three months ended March 31, 2005 was approximately $634.5 million. Lorillard estimates the remaining amount payable in 2005 will be approximately $240.0 million to $290.0 million, primarily based on 2005 estimated industry volume. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years.

See Item 3 - Legal Proceedings of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s marketable securities totaled $1,202.9 million and $1,545.6 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, fixed maturity securities represented 85.3% of the total investment in marketable securities, including 34.1% invested in Treasury Bills with an average duration of approximately 3 months, 21.4% invested in overnight Repurchase Agreements and 44.5% invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash outflow of approximately $196.2 million for the three months ended March 31, 2005, compared to a net cash outflow of $252.4 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Loews Hotels

Cash and investments increased to $62.2 million at March 31, 2005 from $58.6 million at December 31, 2004. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In the first quarter of 2005, Loews Hotels refinanced $107.8 million of mortgages with new loans of $206.3 million. Loews Hotels used the excess proceeds to fund repayment of its intercompany debt.

Diamond Offshore

Cash and investments increased to $944.9 million at March 31, 2005 from $927.9 at December 31, 2004. Cash provided by operating activities was $43.7 million in the first three months of 2005, compared to $38.7 million in the comparable period of 2004. The increase in cash flow from operations is the result of higher utilization and average dayrates earned by Diamond Offshore’s offshore drilling units as a result of an increase in overall demand for offshore contract drilling services.

In January 2005, Diamond Offshore commenced a major upgrade of its Victory-class semisubmersible, the Ocean Endeavor, for ultra-deepwater service at an estimated upgrade cost of approximately $250.0 million. Diamond Offshore expects to spend approximately $110.0 million on the upgrade in 2005, of which approximately $4.0 million had been spent as of March 31, 2005. The rig is currently enroute to a shipyard in Singapore where work is scheduled to commence in mid-May 2005 and to be completed in approximately two years.

Diamond Offshore has budgeted an additional $115.0 million of capital expenditures in 2005 associated with its ongoing rig equipment replacement and enhancement programs, and other corporate requirements. As of March 31, 2005, Diamond Offshore had spent approximately $18.0 million for capital additions, excluding upgrade costs for the Ocean Endeavor. Diamond Offshore expects to finance its 2005 capital expenditures through the use of existing cash balances or internally generated funds.

In addition, in the first quarter of 2005, Diamond Offshore signed a definitive agreement to purchase the Enserch Garden Banks, a Victory-class semi-submersible drilling rig, and related equipment for $20.0 million. Diamond Offshore expects to close this transaction in September 2005.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Cash required to meet Diamond Offshore’s capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating Diamond Offshore’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that its operating cash flows and cash reserves will be sufficient to meet these capital commitments; however, Diamond Offshore will continue to make periodic assessments based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to affect any such issuance will be dependent on the results of Diamond Offshore’s operations, its current financial condition, current market conditions and other factors, which are beyond its control.

As of March 31, 2005, Diamond Offshore had purchase obligations aggregating approximately $169.0 million related to the major upgrade of the Ocean Endeavor. Diamond Offshore had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2005, except for those related to its direct rig operations, which arise during the normal course of business.

In May of 2005, Diamond Offshore entered into a letter of intent for construction of two high-performance premium jack-up rigs. The delivery of these rigs is anticipated to be during the first quarter of 2008 for an expected aggregate cost of $300.0 million.

On June 6, 2005, the aggregate accreted value of the Zero Coupon Debentures outstanding as of the date of this Report will be approximately $478.0 million. The aggregate principal amount at maturity will be $805.0 million assuming no conversions or redemptions occur prior to the maturity date. If required, Diamond Offshore may partially fund any refinancing of any of these debentures with its available cash.

Boardwalk Pipelines

    Boardwalk Pipelines funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the three months ended March 31, 2005 amounted to $58.5 million as compared to $49.0 million for the comparable period of 2004. At March 31, 2005 and December 31, 2004, cash and investments amounted to $43.0 million and $16.5 million, respectively.

    In December of 2004, Boardwalk Pipelines borrowed $575.0 million as an interim term loan in connection with its acquisition of Gulf South for $1.14 billion. In January of 2005, Boardwalk Pipelines issued $300.0 million principal amount of 5.5% notes due 2017 and Gulf South issued $275.0 million principal amount of 5.1% notes due 2015. The proceeds from these notes, together with available cash, were used to repay the $575.0 million interim term loan.

Boardwalk Pipelines’ capital expenditures for the first three months of 2005 and 2004 were $11.7 million and $2.1 million, respectively. Capital expenditures for 2005 are expected to approximate $92.0 million and are expected to be funded through cash flows from operating activities.

Corporate and Other

    On January 27, 2005, the Company completed the sale of an additional $100.0 million principal amount of 5.3% senior notes due 2016 and sold $300.0 million principal amount of 6.0% senior notes due 2035. The Company used net proceeds from the sale, together with available cash, to redeem its outstanding $400.0 million principal amount of 7.0% senior notes due 2023 at a redemption price of 102.148% of the principal amount on February 28, 2005.

On April 21, 2005, the Company redeemed its outstanding $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007 at a redemption price of 100.9375% of the principal amount, plus accrued interest. The Company funded the redemption price from its available cash balances.

The parent company’s cash and investments, net of receivables and payables, at March 31, 2005 totaled $2.7 billion, as compared to $2.5 billion at December 31, 2004. The increase in net cash and investments is primarily due to the receipt of $205.4 in dividends from the Company’s subsidiaries and net proceeds of $97.6 million from the repayment of intercompany debt, partially offset by $58.8 million of dividends paid to the Company’s shareholders.

The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of April 19, 2005, approximately $109.0 million of securities were available for issuance under this shelf registration statement.

As of March 31, 2005, there were 185,637,349 shares of Loews common stock outstanding and 68,027,309 shares of Carolina Group stock outstanding. Depending on market and other conditions, the Company from time to time may purchase shares of its, and its subsidiaries’, outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2005	2004
(In millions)

Fixed maturity securities	$363.8	$407.3
Short-term investments	32.2	15.7
Limited partnerships	79.3	74.7
Equity securities	4.5	4.4
Income (loss) from trading portfolio (a)	(30.3)	19.8
Interest on funds withheld and other deposits	(38.9)	(47.8)
Other	6.4	9.8
Total investment income	417.0	483.9
Investment expenses	(11.0)	(8.8)
Net investment income	$406.0	$475.1
__________
(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(8.0) million and $4.0 million for the three months ended March 31, 2005 and 2004.

CNA experienced lower net investment income for the three months ended March 31, 2005 compared with the same period of 2004. This decrease was due primarily to a decline in trading portfolio results of $50.1 million and reduced investment income in the fixed maturity portfolio, which largely relates to the sale of the individual life business. The reduced income from the trading portfolio was largely offset by a corresponding reduction in the policyholders’ funds reserves supported by the trading portfolio. These declines were partly offset by improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 4.6% and 4.7% for the three months ended March 31, 2005 and 2004.

Net Realized Investment (Losses) Gains

The components of CNA’s net realized investment (losses) gains for available-for-sale securities are presented in the following table:

Three Months Ended March 31	2005	2004
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
U.S. Government bonds	$(26.0)	$10.2
Corporate and other taxable bonds	(21.4)	5.5
Tax-exempt bonds	6.9	72.7
Asset-backed bonds	6.8	39.0
Redeemable preferred stock	10.4	1.5
Total fixed maturity securities	(23.3)	128.9
Equity securities	14.3	11.1
Derivative securities	4.3	(32.0)
Short-term investments	(0.2)
Other invested assets, including dispositions	(14.4)	3.4
Impairment loss on Individual Life business net of participating policyholders’
interest		(565.9)
Allocated to participating policyholders’ and minority interests	2.6	(0.5)
Total realized investment losses	(16.7)	(455.0)
Income tax benefit	3.7	123.7
Minority interest	1.3	29.1
Net realized investment losses	$(11.7)	$(302.2)

Net realized investment losses were $11.7 million and $302.2 million for the three months ended March 31, 2005 and 2004. The $290.5 million improvement in net realized results is largely related to an after-tax and minority interest impairment loss recorded in the first quarter of 2004 of $368.3 million ($565.9 million pretax) related to the sale of CNA’s individual life business. This improvement was partly offset by decreased results in the fixed maturity securities portfolio and $19.2 million after-tax and minority interest ($32.0 million pretax) of total impairment losses recorded across various market sectors, including an impairment loss of $8.2 million after-tax and minority interest ($13.0 million pretax) related to loans made under a credit facility to a national contractor. For 2004, there were no impairments other than the individual life sale loss discussed above.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions and the domestic and global economic conditions are some of the factors that may enter into a decision to move between asset classes. Based on CNA’s consideration of these factors, in the course of normal investment activity CNA may, in pursuit of the total return objective, be willing to sell securities that, in its analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn CNA may purchase other securities that, according to its analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 - Quantitative and Qualitative Disclosures about Market Risks included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, CNA may hedge the value of the investment portfolio by utilizing derivative strategies.

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

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities:

Three Months Ended March 31	2005	2004
(In millions)

Net realized (losses) gains on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$176.0	$225.0
Gross realized losses	(199.0)	(96.0)
Net realized (losses) gains on fixed maturity securities	(23.0)	129.0
Equity securities:
Gross realized gains	20.0	13.0
Gross realized losses	(6.0)	(2.0)
Net realized gains on equity securities	14.0	11.0
Net realized (losses) gains on fixed maturity and equity securities	$(9.0)	$140.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the three months ended March 31, 2005. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)

Various notes and bonds issued by the United States Treasury.
Volatility of interest rates prompted movement to other asset classes.	$6,040.0	$36.0	0-12+
Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations.
The company is experiencing inventory capacity issues. Losses relate
to actions to reduce issuer exposure.	260.0	28.0	0-12+
Issuer of high grade state general obligation bonds. Loss was incurred
as a result of unfavorable interest rate change.	227.0	5.0	0-12
Total	$6,527.0	$69.0

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	March 31, 2005		December 31, 2004
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$2,692.0	6.8%	$4,346.0	11.1%
Asset-backed securities	8,572.0	21.6	7,788.0	19.9
States, municipalities and political subdivisions- tax- exempt	9,452.0	23.8	8,857.0	22.6
Corporate securities	5,750.0	14.5	6,513.0	16.6
Other debt securities	2,789.0	7.0	3,053.0	7.8
Redeemable preferred stock	140.0	0.4	146.0	0.3
Options embedded in convertible debt securities	214.0	0.5	234.0	0.6
Total fixed maturity securities available-for-sale	29,609.0	74.6	30,937.0	78.9
Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	81.0	0.2	27.0	0.1
Asset-backed securities	127.0	0.3	125.0	0.3
Corporate securities	247.0	0.6	199.0	0.5
Other debt securities	44.0	0.1	35.0	0.1
Redeemable preferred stock	6.0		4.0
Total fixed maturity securities trading	505.0	1.2	390.0	1.0
Equity securities available-for-sale:
Common stock	260.0	0.7	260.0	0.7
Non-redeemable preferred stock	105.0	0.3	150.0	0.3
Total equity securities available-for-sale	365.0	1.0	410.0	1.0
Total equity securities trading	3.0		46.0	0.1
Short-term investments available-for-sale	7,053.0	17.8	5,404.0	13.8
Short-term investments trading	472.0	1.2	459.0	1.2
Limited partnerships	1,633.0	4.1	1,549.0	3.9
Other investments	43.0	0.1	36.0	0.1
Total general account investments	$39,683.0	100.0%	$39,231.0	100.0%

CNA’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed and mortgage-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $736.0 million at March 31, 2005 compared with $1,197.0 million at December 31, 2004. The unrealized position at March 31, 2005 was composed of a net unrealized gain of $613.0 million for fixed maturities and a net unrealized gain of $123.0 million for equity securities. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061.0 million for fixed maturities and a net unrealized gain of $136.0 million for equity securities.

Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
March 31, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-
sale:
U.S. Treasury securities and obligations of government agencies	$2,580.0	$115.0	$2.0	$1.0	$112.0
Asset-backed securities	8,582.0	60.0	65.0	5.0	(10.0)
States, municipalities and political subdivisions-tax-exempt	9,446.0	122.0	95.0	21.0	6.0
Corporate securities	5,470.0	363.0	68.0	15.0	280.0
Other debt securities	2,564.0	248.0	21.0	2.0	225.0
Redeemable preferred stock	140.0	2.0	2.0
Options embedded in convertible debt securities	214.0
Total fixed maturity securities available- for-sale	28,996.0	910.0	253.0	44.0	613.0
Fixed maturity securities trading	505.0
Equity securities available-for-sale:
Common stock	154.0	107.0	1.0		106.0
Non-redeemable preferred stock	88.0	18.0	1.0		17.0
Total equity securities available-for-sale	242.0	125.0	2.0		123.0
Equity securities trading	3.0
Total fixed maturity and equity
securities	$29,746.0	$1,035.0	$255.0	$44.0	$736.0

December 31, 2004

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

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At March 31, 2005, the carrying value of the general account fixed maturities was $30,114.0 million, representing 75.9% of the total investment portfolio. The net unrealized gain related to this fixed maturity portfolio was $613.0 million, comprised of $910.0 million in gross unrealized gains and $297.0 million in gross unrealized losses. Municipal securities represented 39.0%, corporate bonds represented 28.0%, asset-backed securities represented 24.0%, and all other fixed maturity securities represented 9.0% of the gross unrealized losses. Within corporate bonds, the largest industry sectors were consumer cyclical and financial, which represented 33.0%, and 28.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less
Due after one year through five years	9.0%	6.0%
Due after five years through ten years	7.0	11.0
Due after ten years	45.0	59.0
Asset-backed securities	39.0	24.0
Total	100.0%	100.0%

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	March 31, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$11,979.0	$199.0	$7,742.0	$53.0
7-12 months	1,084.0	26.0	2,448.0	59.0
13-24 months	1,002.0	40.0	368.0	12.0
Greater than 24 months	12.0		2.0
Total investment grade	14,077.0	265.0	10,560.0	124.0
Non-investment grade:
0-6 months	528.0	24.0	188.0	7.0
7-12 months	37.0	4.0	69.0	4.0
13-24 months	39.0	4.0	20.0	2.0
Greater than 24 months	10.0
Total non-investment grade	614.0	32.0	277.0	13.0
Total fixed maturity securities	14,691.0	297.0	10,837.0	137.0
Equity securities:
0-6 months	41.0	2.0	4.0
7-12 months	1.0		1.0
13-24 months	2.0		1.0
Greater than 24 months	3.0		3.0
Total equity securities	47.0	2.0	9.0
Total fixed maturity and equity securities	$14,738.0	$299.0	$10,846.0	$137.0

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

CNA’s non-investment grade fixed maturity securities available-for-sale as of March 31, 2005 that were in a gross unrealized loss position had a fair value of $614.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA’s Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2005 and December 31, 2004.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
March 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$528.0	$20.0	$4.0			$24.0
7-12 months	37.0	1.0	3.0			4.0
13-24 months	39.0	2.0	2.0			4.0
Greater than 24 months	10.0
Total non-investment grade	$614.0	$23.0	$9.0			$32.0

December 31, 2004

Fixed maturity securities:
Non- investment grade:
0-6 months	$188.0	$6.0	$1.0			$7.0
7-12 months	69.0	3.0	1.0			4.0
13-24 months	20.0	1.0	1.0			2.0
Greater than 24 months
Total non-investment grade	$277.0	$10.0	$3.0			$13.0

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at March 31, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities available for sale as of March 31, 2005 that were in an unrealized loss position had a fair value of $47.0 million. CNA’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term, including increases in interest rates, could have an adverse material impact on the Company’s results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 92.0% and 92.8% of which were rated as investment grade (rated BBB or higher) at March 31, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	March 31, 2005		December 31, 2004
(In millions of dollars)

U.S. Government and affiliated agency securities	$3,015.0	10.1%	$4,640.0	14.9%
Other rated	16,113.0	53.8	14,628.0	46.9
AA and A rated	4,978.0	16.6	5,597.0	17.9
BBB rated	3,438.0	11.5	4,072.0	13.1
Non investment-grade	2,424.0	8.0	2,240.0	7.2
Total	$29,968.0	100.0%	$31,177.0	100.0%

At March 31, 2005 and at December 31, 2004, approximately 98.0% and 99.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

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

The carrying value of non-traded securities at March 31, 2005 was $188.0 million which represents 0.5% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $66.0 million at March 31, 2005. Of the non-traded securities, 49.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2005 were $8,699.0 million of asset-backed securities, at fair value, consisting of approximately 68.0% in collateralized mortgage obligations (“CMOs”), 20.0% in corporate mortgage-backed pass-through certificates, 8.0% in corporate asset-backed obligations, and 4.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	March 31,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$3,849.0	$1,655.0
U.S. Treasury securities	1,625.0	2,382.0
Money market funds	244.0	174.0
Other	1,335.0	1,193.0
Total short-term investments available-for-sale	7,053.0	5,404.0

Short-term investments trading:
Commercial paper	42.0	46.0
U.S. Treasury securities	72.0	300.0
Money market funds	332.0	99.0
Other	26.0	14.0
Total short-term investments trading	472.0	459.0

Total short-term investments	$7,525.0	$5,863.0

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

ACCOUNTING STANDARDS

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. SFAS No. 153 is not expected to have a significant impact on the results of operations or equity of the Company.

In December of 2004, the FASB issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and is effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged. The Company is currently evaluating the impact this interpretation may have on its results of operations or equity.

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

•	the impact of each of the factors described under “Results of Operations-Lorillard” in the MD&A portion of this Report.

Risks and uncertainties primarily affecting the Company and the Company’s energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting the Company’s gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities.

Risks and uncertainties affecting the Company and the Company’s subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•	the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

•
potential changes in accounting policies by the Financial Accounting Standards Board, the SEC or regulatory agencies for any of the Company’s subsidiaries’ industries which may cause the Company or the Company’s subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure the business or financial performance of the Company and the Company’s subsidiaries;

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts;

•	the Company and its subsidiaries’ level of success in integrating the operations of acquired businesses and in consolidating, or selling existing ones;

•	the closing of any contemplated transactions and agreements; and

•	the outcome of pending litigation.

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

The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company’s measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at March 31, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company’s investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of the Company’s interest sensitive assets and liabilities that were held on March 31, 2005 and December 31, 2004 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company’s debt, as of March 31, 2005 and December 31, 2004 is denominated in U.S. Dollars. The Company’s debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $472.3 million and $426.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $415.1 million and $494.4 million, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at March 31, 2005 and December 31, 2004, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company’s asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2005 and December 31, 2004, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at March 31, 2005 and December 31, 2004.

The following tables present the Company’s market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities	$248.9	$233.1	$(62.0)	$(59.0)
Options - purchased	18.3	19.9	3.0	(2.0)
- written	(2.0)	(2.6)		1.0
Warrants	1.1	1.0
Short sales	(67.2)	(77.6)	17.0	19.0
Limited partnership investments	477.7	427.7	(37.0)	(30.0)

Interest rate (2):
Futures - short			(9.0)	(10.0)
Interest rate swaps	(498.2)	(505.5)	(35.0)	(46.0)
Fixed maturities	596.6	390.0	14.0	4.0
Short-term investments	471.7	459.2
Other derivatives	1.2	2.1	(3.0)	(6.0)

Gold (3):
Options - purchased	0.5	0.2	16.0	11.0
- written	(0.5)	(0.1)	(31.0)	(15.0)
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

(a)
In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(285.0) and $(289.0) at March 31, 2005 and December 31, 2004, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$365.4	$410.1	$(90.0)	$(103.0)
Separate accounts	53.8	55.0	(14.0)	(14.0)
Limited partnership investments	1,419.2	1,355.7	(78.0)	(75.0)

Interest rate (2):
Fixed maturities (a)(b)	31,591.6	33,112.1	(1,855.0)	(1,855.0)
Short-term investments (a)	9,491.5	7,847.6	(6.0)	(7.0)
Other invested assets	38.2	47.8
Other derivative securities	0.9	(7.9)	12.0	9.0
Separate accounts (a):
Fixed maturities	483.6	486.3	(24.0)	(24.0)
Short-term investments	13.9	19.8
Debt	(7,321.0)	(7,101.0)
__________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(269.0), and $(254.0) at March 31, 2005 and December 31, 2004, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(41.0) and $(64.0) at March 31, 2005 and December 31, 2004, respectively.

Item 4.	Controls and Procedures.

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

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005 and concluded that the Company’s controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.	Legal Proceedings.

1.	Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.	Tobacco Related.

Information with respect to tobacco related legal proceedings is incorporated by reference to Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2004. Additional developments in relation to the foregoing are described below and incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report.

CLASS ACTION CASES

In the case of Willard Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court has entered an order granting defendants’ motion for class decertification. This matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

In the case of Daniels v. Philip Morris Incorporated, Inc., et al. (Superior Court, San Diego County, California, filed April 2, 1998), this matter is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

In the case of Engle v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), this matter is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

In the case of In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the U.S. Court of Appeals for the Second Circuit has decertified the class ordered by the trial court. The opportunity for plaintiffs to seek further appellate review of this ruling has not expired. This matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), trial is scheduled for January of 2006.

In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), this matter is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

REIMBURSEMENT CASES

In the case of Anderson v. The American Tobacco Company, Inc., et al. (U.S. District Court, Middle District, Tennessee, filed as a smoking and health class action on May 23, 1997; amended complaint filed in order to assert claims on behalf of Tennessee tax payers filed July 26, 2002), plaintiffs did not seek further appellate review of the orders that dismissed this matter.

In the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998), trial is scheduled for January of 2006. Numerous Missouri hospitals also are plaintiffs in this matter.

In the case of County of Cook [Illinois] v. Philip Morris, Incorporated, et al. (Circuit Court, Cook County, Illinois, filed April 18, 1997), plaintiff did not seek further appellate review of the orders that dismissed this matter.

In the case of County of McHenry [Illinois] v. Philip Morris Incorporated, et al. (Circuit Court, Cook County, Illinois, filed July 13, 2000), plaintiffs have voluntarily dismissed the case with prejudice.

    In the case of Temple v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs' claims, September 11, 2000), plaintiffs did not further appellate review of the orders that dismissed this matter.

In the case of United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999), this matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Reimbursement Cases.”

Item 6.	Exhibits.

Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

Pending Tobacco Litigation, incorporated by reference to Exhibit 99.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	99.1

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 10, 2005	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)