Form 10-Q
period 2005-06-30
LOEWS CORP
filed 2005-07-29
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Class	Outstanding at July 22, 2005
Common stock, $1.00 par value	185,695,995 shares
Carolina Group stock, $0.01 par value	68,049,559 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $31,805.6 and $32,435.1	$33,067.3	$33,502.1
Equity securities, cost of $706.6 and $501.5	833.8	664.1
Limited partnership investments	1,829.0	1,783.4
Other investments	45.0	42.1
Short-term investments	9,506.1	8,306.8
Total investments	45,281.2	44,298.5
Cash	326.4	219.9
Receivables	18,089.7	18,696.2
Property, plant and equipment	4,864.4	4,840.7
Deferred income taxes	654.2	640.9
Goodwill and other intangible assets	284.4	294.1
Other assets	2,865.4	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,248.1	1,268.1
Separate account business	571.1	567.8
Total assets	$74,184.9	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$30,798.2	$31,523.0
Future policy benefits	6,068.6	5,882.5
Unearned premiums	4,413.7	4,522.1
Policyholders’ funds	1,653.8	1,724.6
Total insurance reserves	42,934.3	43,652.2
Payable for securities purchased	2,317.8	595.5
Collateral on loaned securities and derivatives	1,372.6	918.0
Short-term debt	99.1	1,010.1
Long-term debt	5,139.6	5,980.2
Reinsurance balances payable	2,781.8	2,980.8
Other liabilities	4,316.4	4,094.5
Separate account business	571.1	567.8
Total liabilities	59,532.7	59,799.1
Minority interest	1,750.4	1,679.8
Shareholders’ equity	12,901.8	12,156.0
Total liabilities and shareholders’ equity	$74,184.9	$73,634.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except per share data)		(Restated -		(Restated -
		See Note 17)		See Note 17)
Revenues:
Insurance premiums	$1,911.7	$2,105.3	$3,810.8	$4,272.3
Net investment income	406.3	410.7	860.5	942.2
Investment gains (losses)	32.5	92.2	9.7	(359.8)
Manufactured products (including excise taxes of $179.0, $169.5, $335.2 and $325.7)	968.7	899.3	1,802.9	1,707.5
Other	711.5	408.2	1,288.0	846.8
Total	4,030.7	3,915.7	7,771.9	7,409.0

Expenses:
Insurance claims and policyholders’ benefits	1,581.8	1,620.5	3,015.0	3,258.7
Amortization of deferred acquisition costs	374.5	307.1	752.1	740.3
Cost of manufactured products sold	594.1	547.4	1,099.8	1,034.9
Other operating expenses	755.8	805.9	1,498.8	1,560.8
Interest	85.8	73.5	215.6	172.6
Total	3,392.0	3,354.4	6,581.3	6,767.3
	638.7	561.3	1,190.6	641.7
Income tax expense	164.7	125.0	342.0	171.2
Minority interest	40.2	25.8	75.1	15.1
Total	204.9	150.8	417.1	186.3
Net income	$433.8	$410.5	$773.5	$455.4

Net income attributable to:
Loews common stock	$378.1	$369.9	$671.3	$380.4
Carolina Group stock	55.7	40.6	102.2	75.0
Total	$433.8	$410.5	$773.5	$455.4

Basic net income per share:
Loews common share	$2.04	$1.99	$3.62	$2.05
Carolina Group share	$0.82	$0.70	$1.50	$1.29

Diluted net income per share:
Loews common share	$2.03	$1.99	$3.61	$2.05
Carolina Group share	$0.82	$0.70	$1.50	$1.29

Basic weighted average number of shares outstanding:
Loews common stock	185.65	185.49	185.63	185.48
Carolina Group stock	68.03	57.97	68.01	57.97

Diluted weighted average number of shares outstanding
Loews common stock	185.90	185.63	185.87	185.62
Carolina Group stock	68.10	57.98	68.08	57.99

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30	2005	2004
(In millions)		(Restated -
		See Note 17)
Operating Activities:
Net income	$773.5	$455.4
Adjustments to reconcile net income to net cash provided (used) by operating activities - net	127.6	333.2
Changes in operating assets and liabilities-net:
Reinsurance receivables	1,365.5	(1,133.9)
Other receivables	(91.8)	162.0
Federal income tax	327.5	633.5
Prepaid reinsurance premiums	161.8	72.8
Deferred acquisition costs	20.0	118.3
Insurance reserves and claims	(717.9)	956.8
Reinsurance balances payable	(199.0)	(203.4)
Other liabilities	(154.5)	(564.0)
Trading securities	29.6	141.5
Other-net	(286.4)	165.1
	1,355.9	1,137.3

Investing Activities:
Purchases of fixed maturities	(43,736.3)	(41,868.5)
Proceeds from sales of fixed maturities	39,144.2	29,410.3
Proceeds from maturities of fixed maturities	5,214.1	5,096.4
Purchases of equity securities	(205.9)	(128.2)
Proceeds from sales of equity securities	150.6	318.2
Purchases of property, plant and equipment	(213.7)	(124.5)
Proceeds from sales of property and equipment	10.8	15.4
Change in collateral on loaned securities and derivatives	454.6	528.3
Sales of businesses	11.6	644.5
Change in short-term investments	(250.0)	5,261.4
Change in other investments	70.4	78.0
	650.4	(768.7)

Financing Activities:
Dividends paid	(117.6)	(108.4)
Dividends paid to minority interests	(7.3)	(7.4)
Issuance of common stock	6.0	0.9
Principal payments on debt	(3,201.1)	(554.3)
Issuance of debt	1,418.0	297.5
Returns and deposits of policyholder account balances on investment contracts		10.3
Other	2.2	2.7
	(1,899.8)	(358.7)
Net change in cash	106.5	9.9
Cash, beginning of period	219.9	180.8
Cash, end of period	$326.4	$190.7

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,”“Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004.

Net income for the second quarter and the first half of each of the years is not necessarily indicative of net income for that entire year.

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

Accounting changes - In October of 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). AJCA introduces a special one-time dividends received deduction of 85% for the repatriation of certain foreign earnings. A number of companies are requesting that Congress or the Treasury Department continue to provide additional clarifying language on key elements of the repatriation provision. Should the Company, upon consideration of any such potential clarifying language, ultimately elect to apply the repatriation provision of the AJCA, the Company does not expect that the impact of such an election would be material to its results of operations or equity.

In December of 2004, the FASB issued a complete replacement of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$378.1	$369.9	$671.3	$380.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net	(1.3)	(1.2)	(2.6)	(2.5)
Pro forma net income	$376.8	$368.7	$668.7	$377.9

Carolina Group stock:
Net income as reported	$55.7	$40.6	$102.2	$75.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net	(0.1)	(0.1)	(0.1)	(0.1)
Pro forma net income	$55.6	$40.5	$102.1	$74.9

Basic net income per share:

Loews common stock:
As reported	$2.04	$1.99	$3.62	$2.05
Pro forma	2.03	1.99	3.60	2.04

Carolina Group stock:
As reported	$0.82	$0.70	$1.50	$1.29
Pro forma	0.82	0.70	1.50	1.29

Diluted net income per share:

Loews common stock:
As reported	$2.03	$1.99	$3.61	$2.05
Pro forma	2.03	1.99	3.60	2.04

Carolina Group Stock:
As reported	$0.82	$0.70	$1.50	$1.29
Pro forma	0.82	0.70	1.50	1.29

Comprehensive income (loss) - Comprehensive income (loss) includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2005 and 2004, comprehensive income (loss) totaled $802.7 million, $(383.4) million, $856.3 million and $(261.2) million, respectively. Comprehensive income (loss) includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Net investment income consisted of:

Fixed maturity securities	$414.4	$395.6	$797.4	$804.2
Short-term investments	36.6	15.5	75.9	30.6
Limited partnerships	37.4	26.4	123.4	112.5
Equity securities	8.4	4.2	13.6	9.3
Income (loss) from trading portfolio	(44.3)	31.0	(69.0)	86.7
Interest expense on funds withheld and other deposits	(50.5)	(54.9)	(89.4)	(102.7)
Other	36.5	10.9	55.0	28.9
Total investment income	438.5	428.7	906.9	969.5
Investment expenses	(32.2)	(18.0)	(46.4)	(27.3)
Net investment income	$406.3	$410.7	$860.5	$942.2

Investment gains (losses) are as follows:

Derivative instruments	$(23.1)	$49.3	$(18.7)	$17.4
Fixed maturities	26.8	(80.7)	0.1	51.1
Equity securities, including short positions	25.4	166.1	40.2	177.2
Short-term investments	0.3	0.9	(3.1)	1.0
Other, including guaranteed separate account business (a)	3.1	(43.4)	(8.8)	(606.5)
Investment gains (losses)	32.5	92.2	9.7	(359.8)
Income tax (expense) benefit	(11.6)	18.1	(5.6)	140.7
Minority interest	(1.5)	(10.4)	0.1	18.7
Investment gains (losses) - net	$19.4	$99.9	$4.2	$(200.4)
__________
(a)	Includes a pretax loss of $618.6 ($352.9 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the six months ended June 30, 2004.

Realized investment gains were $19.4 million and $99.9 million for the three months ended June 30, 2005 and 2004. The decline in realized gains was primarily driven by decreased gains in equity securities and unfavorable results in derivative securities, partially offset by favorable results from fixed maturity securities. The second quarter of 2004 included a $162.0 million pretax gain on the disposition of CNA’s equity holdings of Canary Wharf Group PLC (“Canary Wharf”), a London-based real estate investment. Impairment losses of $28.7 million were recorded for the three months ended June 30, 2005, including an impairment loss of $27.0 million related to loans made under a credit facility to a national contractor. See Note 15 for further details. For the second quarter of 2004, there were no impairment losses.

Realized investment gains were $4.2 million for the six months ended June 30, 2005 as compared to realized investment losses of $200.4 million for the six months ended June 30, 2004. The increase in the pretax realized investment results was due primarily to a $618.6 million pretax loss on the sale of the individual life insurance business recorded in 2004. This improvement was partially offset by reduced gains for equity securities, which was largely attributable to the 2004 gain of $162.0 million on the disposition of Canary Wharf. Impairment losses of $67.4 million were recorded for the six months ended June 30, 2005 across various sectors, including an impairment loss of $47.0 million related to loans made under a credit facility to a national contractor. See Note 15 for further details. For the first six months of 2004, there were no impairment losses.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses		Net
	Amortized	Unrealized	Less Than	Greater Than	Unrealized
June 30, 2005	Cost	Gains	12 Months	12 Months	Gain (Loss)	Fair Value
(In millions)

Fixed Maturity securities:
U.S. government and obligations of government agencies	$2,033.3	$185.4	$1.7	$0.4	$183.3	$2,216.6
Asset-backed securities	10,034.9	100.5	28.9	7.2	64.4	10,099.3
States, municipalities and political subdivisions- tax exempt	10,737.4	316.2	3.1	2.9	310.2	11,047.6
Corporate	5,629.6	463.3	52.9	15.3	395.1	6,024.7
Other debt	2,453.4	312.4	7.2	4.4	300.8	2,754.2
Redeemable preferred stocks	228.3	2.5	2.4		0.1	228.4
Options embedded in convertible debt securities	117.9					117.9
Fixed maturities available-for-sale	31,234.8	1,380.3	96.2	30.2	1,253.9	32,488.7
Fixed maturity trading securities	570.8	10.0	1.6	0.6	7.8	578.6
Total fixed maturities	31,805.6	1,390.3	97.8	30.8	1,261.7	33,067.3
Equity Securities:
Equity securities available- for-sale	342.1	117.2	1.6	0.2	115.4	457.5
Equity securities, trading portfolio	364.5	30.5	11.6	7.1	11.8	376.3
Total equity securities	706.6	147.7	13.2	7.3	127.2	833.8
Short-term investments available-for-sale	9,506.1					9,506.1
	$42,018.3	$1,538.0	$111.0	$38.1	$1,388.9	$43,407.2

			Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized	Fair
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of government agencies	$6,307.4	$128.8	$13.1	$2.1	$113.6	$6,421.0
Asset-backed securities	7,706.0	104.6	19.1	3.3	82.2	7,788.2
States, municipalities and political subdivisions-tax exempt	8,698.5	189.2	27.7	3.4	158.1	8,856.6
Corporate	6,092.7	476.9	51.8	4.7	420.4	6,513.1
Other debt	2,769.1	294.6	11.0	0.1	283.5	3,052.6
Redeemable preferred stocks	141.6	5.8	0.2	1.7	3.9	145.5
Options embedded in convertible debt securities	234.3					234.3
Fixed maturities available-for-sale	31,949.6	1,199.9	122.9	15.3	1,061.7	33,011.3
Fixed maturity trading securities	485.5	7.6	1.5	0.8	5.3	490.8
Total fixed maturities	32,435.1	1,207.5	124.4	16.1	1,067.0	33,502.1
Equity Securities:
Equity securities available- for-sale	274.4	136.3	0.4	0.2	135.7	410.1
Equity securities, trading portfolio	227.1	38.4	5.4	6.1	26.9	254.0
Total equity securities	501.5	174.7	5.8	6.3	162.6	664.1
Short-term investments available-for-sale	8,306.0	0.8			0.8	8,306.8
Total	$41,242.6	$1,383.0	$130.2	$22.4	$1,230.4	$42,473.0

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

Options to purchase 891, 293,768, 39,142 and 332,808 shares of Loews common stock and 109,069, 275,597, 76,416 and 196,288 shares of Carolina Group stock were outstanding for the three and six months ended June 30, 2005 and 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The attribution of income to each class of common stock for the three and six months ended June 30, 2005 and 2004, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except %)

Loews common stock:

Consolidated net income	$433.8	$410.5	$773.5	$455.4
Less income attributable to Carolina Group stock	55.7	40.6	102.2	75.0
Income attributable to Loews common stock	$378.1	$369.9	$671.3	$380.4

Carolina Group stock:
Income available to Carolina Group stock	$142.1	$121.4	$260.6	$224.4
Weighted average economic interest of the Carolina Group	39.22%	33.43%	39.21%	33.43%

Income attributable to Carolina Group stock	$55.7	$40.6	$102.2	$75.0

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Weighted average shares outstanding-basic	185.65	185.49	185.63	185.48
Stock options	0.25	0.14	0.24	0.14
Weighted average shares outstanding-diluted	185.90	185.63	185.87	185.62

For the three and six months ended June 30, 2005 and 2004, net income per common share attributable to Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.8 billion outstanding at June 30, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of June 30, 2005, the outstanding Carolina Group stock represents a 39.22% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 39.22% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

Carolina Group stock represents a 39.22%, 33.43%, 39.21% and 33.43% weighted average economic interest in the Carolina Group for the three and six months ended June 30, 2005 and 2004, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,899.3	$199.8	$2,099.1	$43,182.1			$45,281.2
Cash	202.6	0.8	203.4	123.0			326.4
Receivables	32.8		32.8	18,080.5	$(23.6	)(a)	18,089.7
Property, plant and equipment	230.0		230.0	4,634.4			4,864.4
Deferred income taxes	412.9		412.9	241.3			654.2
Goodwill and other intangible assets				284.4			284.4
Other assets	369.0		369.0	2,496.4			2,865.4
Investment in combined attributed net assets of the Carolina Group				1,522.1	(1,764.7	)(a)
					242.6	(b)
Deferred acquisition costs of insurance subsidiaries				1,248.1			1,248.1
Separate account business				571.1			571.1
Total assets	$3,146.6	$200.6	$3,347.2	$72,383.4	$(1,545.7)		$74,184.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,934.3			$42,934.3
Payable for securities purchased	$525.0	$99.9	$624.9	1,692.9			2,317.8
Collateral on loaned securities and derivatives				1,372.6			1,372.6
Short-term debt				99.1			99.1
Long-term debt		1,764.7	1,764.7	5,139.6	$(1,764.7	)(a)	5,139.6
Reinsurance balances payable				2,781.8			2,781.8
Other liabilities	1,342.4	14.3	1,356.7	2,983.3	(23.6	)(a)	4,316.4
Separate account business				571.1			571.1
Total liabilities	1,867.4	1,878.9	3,746.3	57,574.7	(1,788.3)		59,532.7
Minority interest				1,750.4			1,750.4
Shareholders’ equity	1,279.2	(1,678.3)	(399.1)	13,058.3	242.6	(b)	12,901.8
Total liabilities and shareholders’ equity	$3,146.6	$200.6	$3,347.2	$72,383.4	$(1,545.7)		$74,184.9
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.78% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,689.3	$(25.2	)(a)	18,696.2
Property, plant and equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	204.4			640.9
Goodwill and other intangible assets				294.1			294.1
Other assets	396.5		396.5	2,412.2			2,808.7
Investment in combined attributed net assets of the Carolina Group				1,566.0	(1,871.2	)(a)
					305.2	(b)
Deferred acquisition costs of insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,652.2			$43,652.2
Payable for securities purchased				595.5			595.5
Collateral on loaned securities and derivatives				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2	)(a)	5,980.2
Reinsurance balances payable				2,980.8			2,980.8
Other liabilities	$1,392.6	16.4	1,409.0	2,710.7	(25.2	)(a)	4,094.5
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,415.3	(1,896.4)		59,799.1
Minority interest				1,679.8			1,679.8
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,352.8	305.2	(b)	12,156.0
Total liabilities and shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,911.7			$1,911.7
Net investment income	$11.3	$1.0	$12.3	429.6	$(35.6	)(a)	406.3
Investment gains (losses)	(0.1)		(0.1)	32.6			32.5
Manufactured products	928.3		928.3	40.4			968.7
Other	6.1		6.1	705.4			711.5
Total	945.6	1.0	946.6	3,119.7	(35.6)		4,030.7

Expenses:

Insurance claims and policyholders’ benefits				1,581.8			1,581.8
Amortization of deferred acquisition costs				374.5			374.5
Cost of manufactured products sold	574.4		574.4	19.7			594.1
Other operating expenses	97.1	0.1	97.2	658.6			755.8
Interest		35.6	35.6	85.8	(35.6	)(a)	85.8
Total	671.5	35.7	707.2	2,720.4	(35.6)		3,392.0

	274.1	(34.7)	239.4	399.3			638.7

Income tax expense (benefit)	111.5	(14.2)	97.3	67.4			164.7
Minority interest				40.2			40.2
Total	111.5	(14.2)	97.3	107.6			204.9

Income (loss) from operations	162.6	(20.5)	142.1	291.7			433.8
Equity in earnings of the Carolina Group				86.4	(86.4	)(b)
Net income (loss)	$162.6	$(20.5)	$142.1	$378.1	$(86.4)		$433.8
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information
					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$2,105.3			$2,105.3
Net investment income	$5.7	$0.3	$6.0	444.5	$(39.8	)(a)	410.7
Investment gains	0.6		0.6	91.6			92.2
Manufactured products	868.1		868.1	31.2			899.3
Other	0.2		0.2	408.0			408.2
Total	874.6	0.3	874.9	3,080.6	(39.8)		3,915.7

Expenses:

Insurance claims and policyholders’ benefits				1,620.5			1,620.5
Amortization of deferred acquisition costs				307.1			307.1
Cost of manufactured products sold	532.3		532.3	15.1			547.4
Other operating expenses	103.4	0.2	103.6	702.3			805.9
Interest		39.8	39.8	73.5	(39.8	)(a)	73.5
Total	635.7	40.0	675.7	2,718.5	(39.8)		3,354.4

	238.9	(39.7)	199.2	362.1			561.3

Income tax expense (benefit)	93.3	(15.5)	77.8	47.2			125.0
Minority interest				25.8			25.8
Total	93.3	(15.5)	77.8	73.0			150.8

Income (loss) from operations	145.6	(24.2)	121.4	289.1			410.5
Equity in earnings of the Carolina Group				80.8	(80.8	)(b)
Net income (loss)	$145.6	$(24.2)	$121.4	$369.9	$(80.8)		$410.5
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$3,810.8			$3,810.8
Net investment income	$24.5	$1.9	$26.4	906.3	$(72.2	)(a)	860.5
Investment gains (losses)	(2.0)		(2.0)	11.7			9.7
Manufactured products	1,723.4		1,723.4	79.5			1,802.9
Other	6.1		6.1	1,281.9			1,288.0
Total	1,752.0	1.9	1,753.9	6,090.2	(72.2)		7,771.9

Expenses:

Insurance claims and policyholders’ benefits				3,015.0			3,015.0
Amortization of deferred acquisition costs				752.1			752.1
Cost of manufactured products sold	1,061.1		1,061.1	38.7			1,099.8
Other operating expenses	187.0	0.2	187.2	1,311.6			1,498.8
Interest		72.2	72.2	215.6	(72.2	)(a)	215.6
Total	1,248.1	72.4	1,320.5	5,333.0	(72.2)		6,581.3

	503.9	(70.5)	433.4	757.2			1,190.6

Income tax expense (benefit)	200.9	(28.1)	172.8	169.2			342.0
Minority interest				75.1			75.1
Total	200.9	(28.1)	172.8	244.3			417.1

Income (loss) from operations	303.0	(42.4)	260.6	512.9			773.5
Equity in earnings of the Carolina Group				158.4	(158.4	)(b)
Net income (loss)	$303.0	$(42.4)	$260.6	$671.3	$(158.4)		$773.5
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$4,272.3			$4,272.3
Net investment income	$13.7	$0.7	$14.4	1,007.9	$(80.1	)(a)	942.2
Investment gains (losses)	0.6		0.6	(360.4)			(359.8)
Manufactured products	1,636.0		1,636.0	71.5			1,707.5
Other				846.8			846.8
Total	1,650.3	0.7	1,651.0	5,838.1	(80.1)		7,409.0

Expenses:

Insurance claims and policyholders’ benefits				3,258.7			3,258.7
Amortization of deferred acquisition costs				740.3			740.3
Cost of manufactured products sold	999.6		999.6	35.3			1,034.9
Other operating expenses	203.0	0.3	203.3	1,357.5			1,560.8
Interest		80.1	80.1	172.6	(80.1	)(a)	172.6
Total	1,202.6	80.4	1,283.0	5,564.4	(80.1)		6,767.3

	447.7	(79.7)	368.0	273.7			641.7

Income tax expense (benefit)	174.7	(31.1)	143.6	27.6			171.2
Minority interest				15.1			15.1
Total	174.7	(31.1)	143.6	42.7			186.3

Income (loss) from operations	273.0	(48.6)	224.4	231.0			455.4
Equity in earnings of the Carolina Group				149.4	(149.4	)(b)
Net income (loss)	$273.0	$(48.6)	$224.4	$380.4	$(149.4)		$455.4
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by operating activities	$316.8	$55.6	$372.4	$1,079.5	$(96.0)	$1,355.9

Investing activities:

Purchases of property and equipment	(23.0)		(23.0)	(190.7)		(213.7)
Change in short-term investments	182.3	(99.9)	82.4	(332.4)		(250.0)
Other investing activities				1,220.6	(106.5)	1,114.1
	159.3	(99.9)	59.4	697.5	(106.5)	650.4

Financing activities:

Dividends paid to shareholders	(309.0)	151.1	(157.9)	(55.7)	96.0	(117.6)
Reduction of intergroup notional debt		(106.5)	(106.5)		106.5
Other financing activities				(1,782.2)		(1,782.2)
	(309.0)	44.6	(264.4)	(1,837.9)	202.5	(1,899.8)
Net change in cash	167.1	0.3	167.4	(60.9)		106.5
Cash, beginning of period	35.5	0.5	36.0	183.9		219.9
Cash, end of period	$202.6	$0.8	$203.4	$123.0		$326.4

Six Months Ended
June 30, 2004

Net cash (used) provided by operating activities	$184.9	$(49.6)	$135.3	$1,107.0	$(105.0)	$1,137.3

Investing activities:

Purchases of property and equipment	(33.3)		(33.3)	(91.2)		(124.5)
Change in short-term investments	108.5		108.5	5,152.9		5,261.4
Other investing activities	0.4		0.4	(5,854.3)	(51.7)	(5,905.6)
	75.6		75.6	(792.6)	(51.7)	(768.7)

Financing activities:

Dividends paid to shareholders	(259.0)	101.2	(157.8)	(55.6)	105.0	(108.4)

Reduction of intergroup notional debt		(51.7)	(51.7)		51.7
Other financing activities				(250.3)		(250.3)
	(259.0)	49.5	(209.5)	(305.9)	156.7	(358.7)
Net change in cash	1.5	(0.1)	1.4	8.5		9.9
Cash, beginning of period	1.5	0.4	1.9	178.9		180.8
Cash, end of period	$3.0	$0.3	$3.3	$187.4		$190.7

5.  Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, an exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements.

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

The following table summarizes the amounts receivable from reinsurers at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,630.7	$13,878.4
Ceded future policy benefits	1,224.6	1,259.6
Ceded policyholders’ funds	61.2	64.8
Billed reinsurance receivables	606.0	685.2
Reinsurance receivables	14,522.5	15,888.0
Less allowance for uncollectible reinsurance	551.1	546.3
Reinsurance receivables-net	$13,971.4	$15,341.7

The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Consolidated Condensed Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements only with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended June 30, 2005

Property and casualty	$2,530.0	$1.0	$824.0	$1,707.0
Accident and health	252.0	10.0	57.0	205.0
Life	37.0		37.0
Total	$2,819.0	$11.0	$918.0	$1,912.0

Three Months Ended June 30, 2004

Property and casualty	$2,750.0	$49.0	$895.0	$1,904.0
Accident and health	315.0	10.0	136.0	189.0
Life	83.0		71.0	12.0
Total	$3,148.0	$59.0	$1,102.0	$2,105.0

	Direct	Assumed	Ceded	Net
(In millions)

Six Months Ended June 30, 2005

Property and casualty	$5,052.0	$59.0	$1,670.0	$3,441.0
Accident and health	560.0	24.0	215.0	369.0
Life	82.0		81.0	1.0
Total	$5,694.0	$83.0	$1,966.0	$3,811.0

Six Months Ended June 30, 2004

Property and casualty	$5,393.0	$127.0	$1,758.0	$3,762.0
Accident and health	657.0	26.0	291.0	392.0
Life	323.0		205.0	118.0
Total	$6,373.0	$153.0	$2,254.0	$4,272.0

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, CNA discontinued purchases and sales of such contracts.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash are recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

The following table summarizes the pretax impact of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

	Aggregate
Three Months Ended June 30, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$(6.0)		$3.0	$(3.0)
Ceded claim and claim adjustment expense			2.0	2.0
Ceding commissions			3.0	3.0
Interest charges	(18.0)	$(16.0)	(12.0)	(46.0)
Pretax (expense) benefit	$(24.0)	$(16.0)	$(4.0)	$(44.0)

Three Months Ended June 30, 2004

Ceded earned premium	$(3.0)		$6.0	$3.0
Ceded claim and claim adjustment expense			(12.0)	(12.0)
Interest charges	(22.0)	$(11.0)	(17.0)	(50.0)
Pretax (expense) benefit	$(25.0)	$(11.0)	$(23.0)	$(59.0)

Six Months Ended June 30, 2005

Ceded earned premium	$(18.0)		$65.0	$47.0
Ceded claim and claim adjustment expense			(67.0)	(67.0)
Ceding commissions			(30.0)	(30.0)
Interest charges	(42.0)	$(32.0)	(10.0)	(84.0)
Pretax (expense) benefit	$(60.0)	$(32.0)	$(42.0)	$(134.0)

Six Months Ended June 30, 2004

Ceded earned premium	$(3.0)		$8.0	$5.0
Ceded claim and claim adjustment expense			(17.0)	(17.0)
Ceding commissions			3.0	3.0
Interest charges	(42.0)	$(22.0)	(33.0)	(97.0)
Pretax (expense) benefit	$(45.0)	$(22.0)	$(39.0)	$(106.0)

Included in “All Other” above for the six months ended June 30, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10.0 million pretax expense for the six months ended June 30, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Standard Lines	$(30.0)	$(43.0)	$(96.0)	$(80.0)
Specialty Lines		(2.0)	(7.0)	(4.0)
Other Insurance	(14.0)	(14.0)	(31.0)	(22.0)
Pretax expense	$(44.0)	$(59.0)	$(134.0)	$(106.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,306.0 million and $2,564.0 million at June 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

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

On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (“Hannover”) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. CNA intends to vigorously defend its interpretation of the contracts. If these matters are decided through arbitration and Hannover’s position on all issues were to be sustained, CNA estimates that it would incur additional ceded premium and interest charges of $46.0 million to $64.0 million after-tax and minority interest.

6.  Receivables

	June 30,	December 31,
	2005	2004
(In millions)

Reinsurance	$14,522.5	$15,888.0
Other insurance	2,551.4	2,567.2
Security sales	1,246.1	540.3
Accrued investment income	312.8	304.9
Other	473.5	453.0
Total	19,106.3	19,753.4
Less: allowance for doubtful accounts on reinsurance receivables	551.1	546.3
allowance for other doubtful accounts and cash discounts	465.5	510.9
Receivables	$18,089.7	$18,696.2

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $5.0 million for the three months ended June 30, 2005 and 2004 and $6.0 million and $13.0 million for the six months ended June 30, 2005 and 2004.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The following tables summarize the gross and net carried reserves as of June 30, 2005 and December 31, 2004.

			Life and
	Standard	Specialty	Group	Other
June 30, 2005	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,720.0	$1,765.0	$2,753.0	$3,562.0	$14,800.0
Gross IBNR Reserves	7,451.0	3,231.0	839.0	4,477.0	15,998.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,171.0	$4,996.0	$3,592.0	$8,039.0	$30,798.0

Net Case Reserves	$4,406.0	$1,178.0	$1,420.0	$1,537.0	$8,541.0
Net IBNR Reserves	5,157.0	2,268.0	415.0	1,786.0	9,626.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,563.0	$3,446.0	$1,835.0	$3,323.0	$18,167.0

December 31, 2004

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,806.0	$15,169.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,681.0	$31,523.0

Net Case Reserves	$4,761.0	$1,191.0	$1,394.0	$1,588.0	$8,934.0
Net IBNR Reserves	4,547.0	2,042.0	430.0	1,691.0	8,710.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,308.0	$3,233.0	$1,824.0	$3,279.0	$17,644.0

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

With respect to other court cases and how they might affect CNA’s reserves and reasonably possible losses, the following should be noted: State and federal courts issue numerous decisions each year, which potentially impact losses and reserves in both a favorable and unfavorable manner. Examples of favorable developments include decisions to allocate defense and indemnity payments in a manner so as to limit carriers’ obligations to damages taking place during the effective dates of their policies; decisions holding that injuries occurring after asbestos operations are completed are subject to the completed operations aggregate limits of the policies; and decisions ruling that carriers’ loss control inspections of their insured’s premises do not give rise to a duty to warn third parties to the dangers of asbestos.

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

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, insurer financial strength and debt ratings and the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	June 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,132.0	$663.0	$3,218.0	$755.0
Ceded reserves	(1,512.0)	(234.0)	(1,532.0)	(258.0)
Net reserves	$1,620.0	$429.0	$1,686.0	$497.0

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

As of June 30, 2005 and December 31, 2004, CNA carried approximately $1,620.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $7.0 million and $40.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2005 and 2004. The unfavorable net prior year development for the six months ended June 30, 2004 was primarily related to a commutation. CNA paid asbestos-related claims, net of reinsurance recoveries, of $73.0 million and $66.0 million for the six months ended June 30, 2005 and 2004.

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

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action is currently underway. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) and the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) and the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 78,190 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004)) and Cross v. Garlock, Inc. et. al (Trumball County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no likewise basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the recently filed Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos claims against all their insureds which have had asbestos personal injury or wrongful death claims asserted against them in the West Virginia courts. Recently, CCC, along with other insurer defendants, filed a notice to remove the Adams Amended Complaint to Federal court. Adams v. Ins. Co. of North America (“INA”), et al. (S.D.W.Va. No. 2:05-CV-0527). The petition for removal to Federal court remains pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; and (g) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

As of June 30, 2005 and December 31, 2004, CNA carried approximately $429.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. No development was recorded for the six months ended June 30, 2004. CNA recorded $10.0 million and $6.0 million of current accident year losses related to mass tort for the six months ended June 30, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $80.0 million and $59.0 million for the six months ended June 30, 2005 and 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and for the first half of 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $160.0 million was recorded for the six months ended June 30, 2005. This amount consisted of $295.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $135.0 million of favorable premium development. Unfavorable net prior year development of $142.0 million was recorded for the six months ended June 30, 2004. This amount consisted of $251.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $109.0 million of favorable premium development.

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

For the six months ended June 30, 2005, CNA recorded unfavorable net prior year development of $18.0 million related to the corporate aggregate reinsurance treaties, consisting of $14.0 million of unfavorable development in

Standard Lines, $6.0 million of favorable development in Specialty Lines and $10.0 million of unfavorable development in Other Insurance.

The following includes the net prior year development recorded for the Standard Lines, Specialty Lines and Other Insurance segments. Favorable net prior year development of $42.0 million was recorded in the Life and Group Non-Core segment for the six months ended June 30, 2005 and unfavorable net prior year development of $15.0 million was recorded for the six months ended June 30, 2004.

	Standard	Specialty	Other
Six Months Ended June 30, 2005	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$165.0	$63.0	$58.0	$286.0
APMT			10.0	10.0
Total	165.0	63.0	68.0	296.0
Ceded losses related to corporate aggregate reinsurance treaties	19.0	(25.0)	6.0
Pretax unfavorable net prior year development before impact of premium development	184.0	38.0	74.0	296.0
Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(107.0)	(15.0)	10.0	(112.0)
Ceded premiums related to corporate aggregate reinsurance treaties	(5.0)	19.0	4.0	18.0
Total premium development	(112.0)	4.0	14.0	(94.0)
Total unfavorable net prior year development (pretax)	$72.0	$42.0	$88.0	$202.0

Six Months Ended June 30, 2004

Pretax unfavorable net prior year claim and allocated claim adjustment expense development excluding the impact of corporate aggregate reinsurance treaties:
Core (Non-APMT)	$113.0	$74.0	$9.0	$196.0
APMT			40.0	40.0
Pretax unfavorable net prior year development before impact of premium development	113.0	74.0	49.0	236.0
Unfavorable (favorable) premium development, excluding impact of corporate aggregate reinsurance treaties	(108.0)	(14.0)	10.0	(112.0)
Ceded premiums related to corporate aggregate reinsurance treaties	2.0		1.0	3.0
Total premium development	(106.0)	(14.0)	11.0	(109.0)
Total unfavorable net prior year development (pretax)	$7.0	$60.0	$60.0	$127.0

Standard Lines

Unfavorable net prior year development of $72.0 million was recorded for the six months ended June 30, 2005. This amount consisted of $184.0 million of unfavorable claim and allocated claim adjustment expense development and $112.0 million of favorable premium development. Unfavorable net prior year development of $7.0 million was recorded for the six months ended June 30, 2004. This amount consisted of $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $106.0 million of favorable premium development.

Approximately $108.0 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $112.0 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies.

Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.

 Additionally, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $5.0 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.

The following discusses net prior year development for Standard Lines recorded for the six months ended June 30, 2004.

In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

Additionally, approximately $75.0 million of unfavorable net prior year claim and allocated claim adjustment expense development recorded in the second quarter of 2004 resulted from increased severity trends for workers compensation on large account policies primarily in accident years 2002 and prior. Favorable premium development on retrospectively rated large account policies of $25.0 million was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development. Also, favorable net prior year premium development of approximately $60.0 million resulted primarily from higher audit and endorsement premiums on workers compensation and general liability policies. Approximately $30.0 million of the unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to the higher audit and endorsement premium.

Specialty Lines

Unfavorable net prior year development of $42.0 million was recorded for the six months ended June 30, 2005. This amount consisted of $38.0 million of unfavorable claim and allocated claim adjustment expense development and $4.0 million of unfavorable premium development. Unfavorable net prior year development of $60.0 million was recorded for the six months ended June 30, 2004. This amount consisted of $74.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $14.0 million of favorable premium development.

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

Approximately $27.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers (“D&O”) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities.

Approximately $37.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.

Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.

The following discusses net prior year development for Specialty Lines recorded for the six months ended June 30, 2004.

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

Other Insurance

Unfavorable net prior year development of $88.0 million, including $74.0 million of unfavorable claim and allocated claim adjustment expense development and $14.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Unfavorable net prior year development of $60.0 million was recorded for the six months ended June 30, 2004. This amount consisted of $49.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $11.0 million of unfavorable premium development.

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense development was a result of a commutation recorded in the second quarter of 2005. Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

The net prior year development recorded for the six months ended June 30, 2004 related to commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.

8.  Shareholders’ Equity

	June 30,	December 31,
	2005	2004
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding -185,688,595 and 185,584,575 shares	$185.7	$185.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 68,374,559 and 68,307,250 shares	0.7	0.7
Additional paid-in capital	1,808.2	1,801.2
Earnings retained in the business	10,245.2	9,589.3
Accumulated other comprehensive income	669.7	586.9
	12,909.5	12,163.7
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders’ equity	$12,901.8	$12,156.0

9.  Debt

		Unamortized		Short-Term	Long-Term
June 30, 2005	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$1,175.0	$10.6	$1,164.4		$1,164.4
CNA Financial	1,760.6	9.7	1,750.9	$82.5	1,668.4
Diamond Offshore	991.2	10.6	980.6	12.8	967.8
Boardwalk Pipelines	1,110.0	9.1	1,100.9		1,100.9
Loews Hotels	241.9		241.9	3.8	238.1
Total	$5,278.7	$40.0	$5,238.7	$99.1	$5,139.6

	June 30,	December 31,
	2005	2004
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $300)	$300.0	$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400 and $300) (a)	400.0	300.0
7.0% notes due 2023 (effective interest rate of 7.2%) (authorized, $400)		400.0
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest rate of 3.4%) (authorized, $1,150)		1,150.0

CNA Financial:
Senior:
6.5% notes due 2005 (effective interest rate of 6.6%) (authorized, $500)		492.8
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)	250.0	250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549.0	549.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 4.3%) (authorized, $31)	30.9	30.9
Term loan due 2005 (effective interest rate of 2.8% and 2.8%)	5.0	10.0
Revolving credit facility due 2005 (effective interest rate of 4.6% and 3.5%)	25.0	25.0
2.5% Corporate note due 2006 (effective interest rate of 2.5%)	50.0	50.0
Other senior debt (effective interest rates approximate 5.8% and 7.5%)	38.1	47.5

Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250.0	250.0
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250.0
Zero coupon convertible debentures due 2020, net of discount of $12.5 and $333.8 (effective interest rate of 3.6%)	18.4	471.2
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%) (authorized, $460) (b)	460.0	460.0
Subordinated debt due 2005 (effective interest rate of 7.1%)	12.8	12.8

Boardwalk Pipelines:
Senior:
Term loan due 2005 (effective interest rate of 3.3%)		575.0
5.5% notes due 2017 (effective interest of rate 5.6%) (authorized, $300) (a)	300.0
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185.0	185.0
Texas Gas:
Senior:
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100.0	100.0
Gulf South:
Senior:
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.7% and 4.1%)	241.9	144.4
	5,278.7	7,041.2
Less unamortized discount	40.0	50.9
Debt	$5,238.7	$6,990.3

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.
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

On June 14, 2005, Diamond Offshore issued $250.0 million aggregate principal amount of 4.9% Senior Notes due 2015, at an offering price of 99.8% of the principal amount and resulted in net proceeds of $247.7 million.

On June 7, 2005, Diamond Offshore repurchased $460.0 million, or $774.1 million in aggregate principal amount at maturity, of its Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represents 96.2% of its then outstanding Zero Coupon Debentures. The holders of the remaining outstanding debentures have the right to require Diamond Offshore to repurchase the debentures on June 6, 2010 and June 6, 2015 at their accreted value through the date of purchase. As of June 30,2005, the aggregate accreted value of its Zero Coupon Debentures of $18.4 million is classified as long-term debt in the Consolidated Condensed Balance Sheet.

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

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
(In millions, except per share data)

Total revenues	$3,970.7	$7,526.1
Net income	370.5	384.2

Basic net income per share of Loews common stock	$2.00	$2.07
Diluted net income per share of Loews common stock	$2.00	$2.07

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of future results of operations.

Managed Care Holdings Corporation

On March 31, 2005, CNA completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16.0 million. As a result of the sale, the Company recorded a realized gain of approximately $2.6 million after-tax and minority interest. For the three months ended June 30, 2004, the revenue of the business sold was $4.0 million. The revenues of the business sold were $4.0 million and $8.0 million for the six months ended June 30, 2005 and 2004. For the three months ended June 30, 2004, net income was $0.9 million. Net income was $0.2 million and $1.8 million for the six months ended June 30, 2005 and 2004.

Specialty Medical Business

On January 6, 2005, CNA completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $3.0 million and $43.0 million for the three months ended June 30, 2005 and 2004 and $11.0 million and $77.0 million for the six months ended June 30, 2005 and 2004. Net income related to this business was $2.7 million and $3.7 million for the three months ended June 30, 2005 and 2004 and $5.5 million and $7.3 million for the six months ended June 30, 2005 and 2004.

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

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The Company recorded a realized investment loss of $53.0 million pretax ($15.5 million gain after-tax and minority interest) and $618.6 million pretax loss ($352.9 million after-tax and minority interest) for the three and six months ended June 30, 2004. An estimated impairment loss was recorded in the first quarter of 2004 in anticipation of the then pending sale. The disproportionate income tax provision on the loss related to the life sale for the three months ended June 30, 2004, arose from a change in estimate related to the estimated tax benefit recorded at March 31, 2004. The change in estimate was due to the completion of a formal study of the final tax basis of VFL. The revenues of the individual life business through the sale date were $(9.0) million and $151.0 million for the three and six months ended June 30, 2004. The net results for this business through the sale date were a loss of $12.8 million and $5.5 million for the three and six months ended June 30, 2004.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of June 30, 2005 or December 31, 2004.

During 2004 and through March 31, 2005, CIC followed a permitted practice related to its statutory accounting for reinsurance recoverables from voluntary pools. Under the prescribed statutory accounting practice, CIC would be required to record a reduction to its statutory surplus related to amounts due from reinsurers, including voluntary pools, that are not authorized in its state of domicile, South Carolina. The permitted practice allowed CIC to continue to report voluntary pools that were classified as authorized in CIC’s previous state of domicile, New Hampshire, as authorized in South Carolina. This permitted practice was intended to be transitional as a result of CIC’s redomestication from New Hampshire to South Carolina effective January 1, 2004. In the second quarter of 2005, it was determined by CIC’s domiciliary state insurance department that credit for reinsurance ceded to voluntary pools shall be allowed as an asset. Therefore, a permitted practice is no longer necessary.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $406.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004, for extraordinary dividends in the amount of approximately $125.0 million to be used to fund CNA’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500.0 million dividend received from its subsidiary, CAC, during the first quarter of 2005. By agreement with the New Hampshire Insurance Department, the CIC Group may not pay dividends to CCC until after January 1, 2006.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus
	June 30, 2005	December 31, 2004
(In millions)

Property and casualty companies	$7,374.0	$6,998.0
Life and group insurance companies (a)	742.0	1,177.0

	Statutory Net Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Property and casualty companies	$287.0	$220.0	$867.0	$403.0
Life and group insurance companies (a)	32.0	370.0	54.0	394.0
__________
(a)
Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus. The Statutory Net Income for the three and six months ended June 30, 2004 includes the individual life business which was sold on April 30, 2004.

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

The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government and mortgage-backed securities with the balance in short-term investments, equity securities and limited partnerships.

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Service cost	$12.8	$21.6	$28.1	$37.4
Interest cost	52.3	93.1	105.4	154.1
Expected return on plan assets	(59.7)	(102.4)	(117.4)	(166.7)
Amortization of unrecognized net loss	1.4	0.7	2.8	1.4
Amortization of unrecognized prior service cost	1.8	3.2	3.7	4.5
Actuarial loss	3.5	3.5	10.6	10.5
Net periodic benefit cost	$12.1	$19.7	$33.2	$41.2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Service cost	$2.8	$4.1	$5.3	$7.8
Interest cost	7.7	17.3	15.4	28.2
Expected return on plan assets	(1.1)	(1.3)	(2.3)	(2.6)
Amortization of unrecognized net loss (gain)	0.2	(0.2)	0.4	(0.4)
Amortization of unrecognized prior service benefit	(7.4)	(12.7)	(15.0)	(18.1)
Actuarial loss	1.1	1.3	2.1	2.9
Net periodic benefit cost	$3.3	$8.5	$5.9	$17.8
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

Diamond Offshore’s business primarily consists of operating 44 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of June 30, 2005, 23 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 13 were located in other foreign markets.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,307.1	$1,542.2	$2,675.1	$3,035.0
Specialty Lines	733.9	686.7	1,395.0	1,323.4
Life and Group Non-Core	373.7	313.8	674.4	321.7
Other Insurance	154.7	122.2	192.0	254.5
Total CNA Financial	2,569.4	2,664.9	4,936.5	4,934.6
Lorillard	945.7	873.8	1,754.0	1,649.5
Boardwalk Pipelines	119.4	52.1	270.7	138.1
Diamond Offshore	298.2	187.7	562.9	373.6
Loews Hotels	93.8	86.3	185.9	167.0
Corporate and other	4.2	50.9	61.9	146.2
Total	$4,030.7	$3,915.7	$7,771.9	$7,409.0

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$154.9	$203.2	$284.3	$410.0
Specialty Lines	117.1	149.0	238.0	282.4
Life and Group Non-Core	(2.7)	(100.6)	(11.2)	(634.9)
Other Insurance	67.4	83.0	73.3	113.4
Total CNA Financial	336.7	334.6	584.4	170.9
Lorillard	274.2	238.3	505.9	447.1
Boardwalk Pipelines	22.8	8.4	85.6	51.5
Diamond Offshore	54.2	(14.4)	97.2	(30.5)
Loews Hotels	18.3	13.0	39.6	24.3
Corporate and other	(67.5)	(18.6)	(122.1)	(21.6)
Total	$638.7	$561.3	$1,190.6	$641.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$106.3	$135.2	$191.3	$273.6
Specialty Lines	78.7	90.1	153.6	170.6
Life and Group Non-Core	3.3	(11.0)	1.8	(357.4)
Other Insurance	78.2	56.8	88.1	77.6
Total CNA Financial	266.5	271.1	434.8	164.4
Lorillard	162.7	145.2	304.3	272.6
Boardwalk Pipelines	13.7	5.0	51.6	31.0
Diamond Offshore	19.9	(6.7)	34.1	(13.6)
Loews Hotels	15.8	7.9	29.0	14.8
Corporate and other	(44.8)	(12.0)	(80.3)	(13.8)
Total	$433.8	$410.5	$773.5	$455.4

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$25.5	$77.5	$20.3	$134.4
Specialty Lines	8.3	29.3	9.0	49.6
Life and Group Non-Core	(1.0)	(56.3)	(5.7)	(614.7)
Other Insurance	(6.9)	55.3	(14.4)	81.5
Total CNA Financial	25.9	105.8	9.2	(349.2)
Corporate and other	6.6	(13.6)	0.5	(10.6)
Total	$32.5	$92.2	$9.7	$(359.8)

Net income (loss):

CNA Financial:
Standard Lines	$15.4	$45.9	$7.8	$80.1
Specialty Lines	4.9	16.8	7.9	28.7
Life and Group Non-Core	(0.6)	13.3	(3.4)	(350.6)
Other Insurance	(4.5)	32.8	(8.8)	48.4
Total CNA Financial	15.2	108.8	3.5	(193.4)
Corporate and other	4.2	(8.9)	0.7	(7.0)
Total	$19.4	$99.9	$4.2	$(200.4)

14.  Legal Proceedings

INSURANCE RELATED

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, served on CCC on May 24, 2005, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global

Crossing while CCC was a shareholder of Global Crossing. CCC believes it has meritorious defenses to this action and intends to defend the case vigorously.

Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,”“penalty wages,” and “other statutory penalties” without specifying any particular amounts. CNA has denied the material allegations of the amended complaint and intends to vigorously contest the claims.

Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

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

Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

See Note 7 for information with respect to claims and litigation involving CNA related to environmental pollution, asbestos and mass torts.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,100 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,765 of these cases.

The pending product liability cases are comprised of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,400 cases are pending, including approximately 1,100 cases against Lorillard. The 1,400 cases include approximately 1,020 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 940 of the approximately 1,020 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,650 pending Flight Attendant cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 35 additional “lights” class actions that are pending against other cigarette manufacturers.

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

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. Trial of this matter began during September of 2004. The parties have presented their closing arguments and the court has directed that all post-trial submissions are to be filed by September of 2005. During February of 2005, an appellate court ruled that the government may not seek disgorgement of profits. The appellate court denied plaintiff’s motion for reconsideration of this ruling during April of 2005. Plaintiff has petitioned the U.S. Supreme Court to review this decision. See Reimbursement Cases below.

“Contribution cases” are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 425 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 175 of the 425 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

In addition to the above, “Filter cases” are brought by smokers as well as former employees of Lorillard who seek damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Lorillard is a defendant in approximately 35 such cases.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,400 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,100 of these cases. The Company is a defendant in two of the pending cases.

Approximately 1,020 of the 1,400 cases are pending in a single West Virginia court in a consolidated proceeding. These cases were to be considered in a consolidated trial, but the court vacated its case management order and the Supreme Court of Appeals of West Virginia is considering the manner in which these cases will be tried. Lorillard is a defendant in approximately 940 of the 1,020 consolidated West Virginia cases. The Company is not a defendant in any of the consolidated West Virginia cases.

One of the states in which cases are pending against Lorillard is Mississippi. During 2003, the Mississippi Supreme Court ruled that the Mississippi Product Liability Act “precludes all tobacco cases that are based on products liability.” In a 2005 decision, the Supreme Court ruled that certain claims against cigarette manufacturers may remain available to plaintiffs.

Since January 1, 2003, verdicts have been returned in 23 cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in 15 of the cases.

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

Smith v. Brown & Williamson Tobacco Corporation (Circuit Court, Jackson County, Missouri). During February of 2005, the jury returned two separate verdicts in favor of the plaintiff. In its first verdict, the jury awarded plaintiff $2.0 million in actual damages but determined that the defendant was only 25% responsible for the decedent’s injuries, which reduced the jury’s award of actual damages to $500,000. In its second verdict, plaintiff was awarded $20.0 million in punitive damages. Brown & Williamson has appealed.

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

Burton v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Kansas). During February of 2002, plaintiff was awarded approximately $200,000 in actual damages and the jury determined that plaintiff was entitled to punitive damages. During June of 2002, the court awarded plaintiff $15.0 million in punitive damages from R.J. Reynolds. During February of 2005, a federal court of appeals affirmed the jury’s award of actual damages, but it reversed the punitive damages verdict and instructed the trial court to find in favor of R.J. Reynolds on that portion of plaintiff’s claims. The Tenth Circuit denied R.J. Reynolds’ conditional motion for rehearing, and neither party sought further appellate review of this matter.

Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. During April of 2005, the California Court of Appeal further reduced the punitive damages award to $50.0 million but otherwise affirmed the judgment entered in favor of the plaintiff. The Court of Appeals denied Philip Morris’ petition for rehearing. Both plaintiff and Philip Morris have sought review of the case by the California Supreme Court.

Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. Following trial, the Circuit Court granted the defendant’s motion for new trial, and the Florida Court of Appeal affirmed this ruling during August of 2002. As a result of an order entered during April of 2005 by the Florida Supreme Court that dismissed plaintiff’s appeal, plaintiff has again sought review of the case by the Florida Court of Appeal.

Williams v. Philip Morris USA Inc. (Circuit Court, Multnomah County, Oregon). During March of 1999, plaintiff was awarded $21,000 in economic damages, $800,000 in actual damages and $79.5 million in punitive damages. Although the circuit court reduced the punitive damages award to $32.0 million following trial, the Oregon Court of Appeals reinstated the full amount of the punitive damages verdict in its 2002 order that otherwise affirmed the judgment in its entirety. During October of 2003, the U.S. Supreme Court vacated the judgment and remanded the case to the Oregon Court of Appeals for further consideration. During June of 2004, the Oregon Court of Appeals reaffirmed its 2002 ruling and reinstated the full amount of the jury’s punitive damages award. The Oregon Supreme Court is reviewing the case.

Henley v. Philip Morris Incorporated (Superior Court, San Francisco County, California). During February of 1999, plaintiff was awarded $1.5 million in actual damages and $50.0 million in punitive damages, although the court reduced the latter award to $25.0 million. During September of 2003, the California Court of Appeals reduced the punitive damages award to $9.0 million. During September of 2004, the California Supreme Court dismissed the appeal filed by Philip Morris. The U.S. Supreme Court declined to grant review of Philip Morris’ petition for writ of certiorari, and neither party sought further appellate review of this matter.

Defense verdicts have been returned in 15 trials since January 1, 2003. Neither Lorillard nor the Company are defendants in any of these cases. Either appeals are pending or all post-verdict activity has not been concluded in three of these cases.

Rosen v. Brown & Williamson Tobacco Corporation (Supreme Court, Nassau County, New York). During June of 2005, the court granted Brown & Williamson’s motion for directed verdict and dismissed the case.

Martinez v. Liggett Group, Inc. (Circuit Court, Miami-Dade County, Florida). During February of 2005, a jury returned a verdict in favor of the defendant. The court has denied plaintiff’s motion for new trial. The deadline for plaintiff to notice an appeal has not expired.

Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

In twelve trials in which defendants prevailed after January 1, 2003, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These twelve matters and the dates of the verdicts are Beckum v. Philip Morris USA (Circuit Court, Hillsborough County, Florida, April of 2005); Coolidge v. Philip Morris USA, Inc. (Superior Court, Riverside County, California, April of 2005); Reller v. Philip Morris USA (second trial)

(Superior Court, Los Angeles County, California, March of 2005); Mash v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Missouri, September of 2004); Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire, November of 2003); Reller v. Philip Morris USA (first trial) (Superior Court, Los Angeles County, California, July of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); and Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania, January of 2003). Lorillard was not a defendant in any of these twelve matters.

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

Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during the remainder of 2005 and beyond. Lorillard is a defendant in one case scheduled for trial during the remainder of 2005. The Company is not a defendant in any of the cases scheduled for trial. The trial dates are subject to change.

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

The judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded. The appellate court denied defendants’ appeals of the October 2000 order. Defendants are seeking review of this ruling by the Florida Supreme Court. An appeal is pending in another of the cases in which defendants prevailed at trial.

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. In one of the seven trials, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. A Florida court of appeal affirmed the judgment and the defendants are seeking review of the case by the Florida Supreme Court. Defendants have prevailed in the six other trials. In one of them, the court granted plaintiff’s motion for new trial. A Florida court of appeal affirmed this ruling, and the defendants are seeking review of this matter by the Florida Supreme Court.

No flight attendant cases are scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in eleven pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Trial in Schwab is scheduled for January of 2006. Neither Lorillard nor the Company are defendants in approximately 35 additional class action cases pending against other cigarette manufacturers in various courts throughout the nation. All of these 35 additional cases assert claims on behalf of smokers or purchasers of “light” cigarettes.

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

The Engle Case - One of the class actions pending against Lorillard is Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. The judgment also provided that the jury’s awards would bear interest at the rate of 10.0% per year. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see “Settlement of State Reimbursement Litigation” below). The court subsequently denied plaintiffs’ motion for rehearing. The Florida Supreme Court agreed to hear plaintiffs’ appeal and it heard argument on November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the appeals court’s decision should be upheld upon further appeals.

Florida has enacted legislation that limits the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs (the “Engle Agreement”). The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that were similar to Lorillard’s. As a result, the class agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2005, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the decertification of the class and by the order vacating the judgment.

Lorillard is a defendant in eleven separate cases pending in the Florida courts in which the plaintiffs claim that they are members of the Engle class, that all liability issues associated with their claims were resolved in the earlier phases of the Engle proceedings, and that trials on their claims should proceed immediately. Additional cases with similar contentions are pending against other cigarette manufacturers. In a case in which Lorillard was not a party, Lukacs v. Brown & Williamson Tobacco Corporation, et al., plaintiff was awarded damages. No post-trial motions are scheduled to be filed in Lukacs as a final judgment reflecting the verdict will not be entered until the Engle appeal is resolved. None of these cases are expected to proceed until all appellate activity in Engle is concluded.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid. As of July 15, 2005 judicial interest totaled an additional amount of approximately $375.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other Class Action Cases - In five additional class actions in which Lorillard has been a defendant, courts have granted plaintiffs’ motions for class certification. Two of these matters have been resolved in favor of the defendants and plaintiffs’ claims in a third case were resolved through a settlement agreement. The two other cases were subsequently decertified. These five matters are listed below:

Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class comprised of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. During May of 2004, the West Virginia Supreme Court of Appeals affirmed the judgment. Plaintiffs did not seek further appellate review and the case has been concluded.

Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991). This is the matter concluded by a settlement agreement and discussed under “Flight Attendant Cases” above.

Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class comprised of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. Plaintiffs have appealed the class decertification ruling to the California Court of Appeals.

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

In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed September 6, 2000). During 2002, the case was certified as a nationwide non-opt out class comprised of the punitive damages claims asserted by individuals who allege certain injuries or medical conditions allegedly caused by smoking. Certain individuals, including those who allege membership in the class certified in Engle v. R.J. Reynolds Tobacco Company, et al., were excluded from the class. During May of 2005, the U.S. Court of Appeals for the Second Circuit decertified the class and vacated the class certification order. The Second Circuit Court of Appeals has not ruled on plaintiffs’ motion for reconsideration of this ruling.

As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). Plaintiffs in Price contended they were defrauded by Philip Morris’ marketing of its cigarettes labeled as “light” or “ultra light.”Price was certified as a class comprised of Illinois residents who purchased certain of Philip Morris’“light” brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. The Illinois Supreme Court heard argument in Philip Morris USA’s appeal during November of 2004. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While approximately 35 purported “lights” class actions are pending against U.S. cigarette manufacturers, Lorillard is a defendant in one such case, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court has advised the parties that it will announce its decision on class certification during September of 2005. Trial of Schwab is scheduled to begin during January of 2006.

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

U.S. Federal Government Action - A bench trial of the U.S. federal government’s reimbursement and racketeering case began during September of 2004 (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in the case. The Company is not a party to this action. The parties presented their closing arguments during June of 2005 and the court has directed that all post-trial submissions are to be filed by September of 2005. At the time trial began, the government sought approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During February of 2005, a federal court of appeals ruled that the government is not permitted to recover disgorgement of profits, and plaintiff has petitioned the U.S. Supreme Court to review this decision. Plaintiff now seeks funding for various types of remedies, including creation of a nationwide smoking cessation program and funding of educational or counter-marketing compaigns.

Trial is scheduled to begin during January of 2006 in City of St. Louis, et al. v. American Tobacco Company, Inc., et al. (Circuit Court, City of St. Louis, Missouri), a Reimbursement case filed on behalf of the City of St. Louis and numerous Missouri hospitals. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed. Lorillard is a defendant in this action.

In Blue Cross and Blue Shield of New Jersey, Inc., et al. v. Philip Morris, Incorporated, et al. (U.S. District Court, Eastern District, New York), a jury awarded damages against the defendants but the verdict was reversed on appeal and the case has been dismissed in favor of the defendants.

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

Lorillard recorded pretax charges of $235.6 million, $234.3 million, $434.3 million and $435.4 million ($139.8 million, $142.8 million, $261.2 million, and $265.5 million after taxes) for the three and six months ended June 30, 2005 and 2004, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500.0 million, as well as an additional amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). These payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers. Under the new law, enacted in October of 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers are to be paid during 2005, and the first two quarterly assessments were issued to Lorillard and other manufacturers in May of 2005. Litigation was commenced by the certification entities of the tobacco growing states and the Trustee challenging the offset provided by the new law with respect to all or a portion of the payments made to the Trust by the Original Participating Manufacturers in 2004. In December of 2004 the Superior Court of North Carolina ruled in favor of the manufacturers and ordered that the amounts due in the last quarter of 2004 would not have to be paid into the Trust, and that the Trust was required to refund the amounts paid by the companies for the first three quarters of 2004. The Trustee and state certification entities appealed the decision to the North Carolina Supreme Court, which heard oral arguments in the case in May of 2005.
[Missing Graphic Reference]

Lorillard’s share of payments into the Trust in 2004 was approximately $30.0 million and its share of the payment due for the last quarter of that year would have been approximately $10.0 million.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 35 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $19.3 million in payments of judgments and settlements to finally resolve approximately 80 claims. Juries have returned verdicts in favor of Lorillard in both of the cases that have been tried since January 1, 2003 in which plaintiffs have asserted Filter claims, Sachs v. Lorillard Tobacco Co. (U.S. District Court, Maryland) and Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County). Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed by courts in their entirety and plaintiffs have withdrawn their appeals, and the other actions in all states except for New Mexico and Kansas have been voluntarily dismissed. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants, including Lorillard, have filed motions for summary judgment with no date having yet been set for hearing on the motions. The Court in New Mexico has ordered that class notice be sent out, and Plaintiffs have moved to re-open discovery in that action. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial.

Tobacco Growers Suit - DeLoach v. Philip Morris Inc., et al. (U.S. District Court, Middle District of North Carolina, filed February 16, 2000). On October 1, 2003, the Court approved a settlement by Lorillard with a class consisting of all persons holding a quota (the licenses that a farmer must either own or rent to sell the crop) to grow, and all domestic producers who sold flue-cured or burley tobacco at anytime from February 1996 to present. In addition to payments previously made, Lorillard committed to buy 20 million pounds of domestic tobacco for each crop year through 2012. Pursuant to the terms of the settlement agreement, that obligation was subsequently extended until crop year 2014 as a result of the enactment of the Fair and Equitable Tobacco Reform Act of 2004. Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers were also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds subsequently entered into a settlement agreement with the class and that agreement was approved by the Court. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard’s settlement agreement that would substantially reduce Lorillard’s commitments to buy domestic tobacco. After Lorillard prevailed on an appeal related to the claimed reduction, the trial court ruled that the leaf commitment will be reduced, but the issue of to what extent it will be reduced is still pending before the trial court.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants' motion to dismiss the suit was granted. Plaintiffs have appealed the dismissal to the Court of Appeals for the Ninth Circuit, and plaintiffs’ appeal brief is to be filed on August 4, 2005.

Vending Machine Operators Antitrust Suit - Genesee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators have instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. On November 2, 2004, the Court granted Lorillard’s motion to dismiss the action. Plaintiffs then filed a first amended complaint on December 10, 2004. Lorillard also moved to dismiss this Complaint for failure to state a claim on which relief can be granted. The Court denied that motion on April 6, 2005. Lorillard filed an answer to the complaint on May 4, 2005. The Court has issued a case management order and pretrial discovery is proceeding.

REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases were transferred to the U.S. District Court for the Northern District of Illinois as a result of a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by predecessors to Lorillard and various other entities. Plaintiffs in these suits sought various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs were alleging class certification on behalf of the descendants of enslaved African Americans. During July of 2005, the Northern District of Illinois granted with prejudice the defendants’ motion to dismiss the case. The opportunity for the plaintiffs to seek further consideration of these matters, including appellate review, has not expired.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2005 that CNA could be required to pay under this guarantee are approximately $270.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $956.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2005, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA recorded approximately $21.0 million of other liabilities related to these indemnification agreements as of June 30, 2005 and December 31, 2004.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provided that CNA could in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of June 30, 2005 and December 31, 2004, there was $121.0 million and $99.0 million of total debt outstanding under the credit facility. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $36.0 million and $29.0 million of the loans outstanding as of June 30, 2005 and December 31, 2004.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to March of 2009 and the interest rate was reduced prospectively from 6.0% over prime rate to 5.0% per annum, effective as of December 27, 2004, with an additional 3.0% interest accrual when borrowings under the facility are at or below the original $86.0 million limit.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $11.0 million and $13.0 million, respectively.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. As a result of addressing various expenses, operational and strategic issues, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company took an impairment charge of $80.5 million pretax in the fourth quarter of 2004, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $20.0 million pretax during the first quarter. Representatives from CNA and CNA Surety met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, a deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, CNA and CNA Surety have concluded that the national contractor’s short term cash needs will likely exceed the remaining borrowing capacity under the credit facility. Accordingly, during the second quarter of 2005, the Company took a further impairment charge of $27.0 million ($16.4 million after-tax and minority interest). In light of these circumstances and after consideration of the contractor’s overall performance to date under the restructuring plan, CNA has made a decision not to provide additional liquidity to the national contractor, beyond amounts currently available under the existing credit facility. Further, CNA Surety established $40.0 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor.

CNA Surety and CNA are currently discussing with senior management of the contractor possible changes to its current operating plan. The impact of such changes, if any, could cause CNA Surety to further increase its loss reserves. If any such reserve additions were taken, CNA Surety would have exposure for the first $20.0 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed in more detail below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverage discussed below.

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

Renewals of both excess of loss contracts were effective January 1, 2005. In June of 2005, both contracts were amended, under which all bonds written for the national contractor are reinsured by CCC under an excess of $60.0 million treaty and other CNA Surety accounts are covered by a separate $50.0 million excess of $100.0 million treaty.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of bonds provided for this principal and will continue to apprise those authorities of the status of their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $160.0 million pretax.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the “stop loss contract”). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the “contractual loss ratio”), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of June 30, 2005 and December 31, 2004.

Other

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of June 30, 2005 and December 31, 2004, there were approximately $36.0 million and $47.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $384.2 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $39.2 million in 2005; $66.4 million in 2006; $58.6 million in 2007; $49.9 million in 2008; $38.8 million in 2009; and $131.3 million in 2010 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $29.0 million. Estimated future minimum payments under these contracts are as follows: $8.0 million in 2005; $15.0 million in 2006; and $6.0 million in 2007.

As of June 30, 2005 and December 31, 2004, CNA had committed approximately $97.0 million and $104.0 million for future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2005, the Company had commitments to purchase $111.2 million and sell $43.8 million of various bank loan participations.

In the normal course of investing activities, CCC had committed approximately $51.0 million as of June 30, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an ownership interest in such affiliates.

16.  Income Taxes

The Company’s consolidated federal income tax returns have been settled with the Internal Revenue Service (“IRS”) through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company has recorded a federal income tax benefit of $31.8 million and net refund interest of $77.4 million, net of tax and minority interest, in the second quarter of 2005. The tax benefit relates primarily to the release of federal income tax reserves. Net refund interest of $129.7 million is included in Other Revenues in the Consolidated Condensed Statements of Income.

The federal income tax returns for 2002 through 2004 are currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on its financial condition or results of operations.

17.  Restatement for Reinsurance and Equity Investee Accounting

In May of 2005, the Company filed an amendment to its 2004 Annual Report on Form 10-K to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate of CNA, and CNA’s equity accounting for that affiliate. The Company restated its previously reported financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, and all related disclosures, as well as its interim financial data for all interim periods of 2004 and 2003. This restatement is based upon reconsideration of CNA’s accounting for its former equity interest in Accord Re Ltd. (“Accord”), and for several reinsurance contracts with Accord, but also includes two reinsurance agreements with unaffiliated parties that are immaterial in the aggregate. A subsidiary of The Continental Corporation (“TCC”) acquired a 49% ownership interest in Accord, a Bermuda company, in 1989 upon Accord’s formation. TCC also provided capital support to Accord through a guarantee from a TCC subsidiary. TCC was acquired by CNA in 1995.

Reinsurance relationships with Accord involved both property and casualty assumed reinsurance risks that were written by TCC subsidiaries and 100% ceded to Accord or reinsured from other cedents by Accord. Stop-loss protection in relation to those risks was obtained by Accord from a wholly owned TCC subsidiary.

All of CNA’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005, CNA provides no capital support to and has no ownership interest in Accord. During the period of CNA’s minority ownership, Accord also maintained reinsurance relationships with reinsurers unaffiliated with CNA.

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

The effect of the restatement to the June 30, 2004 Consolidated Condensed Statements of Income is included in the table below.

	Previously
Three Months Ended June 30, 2004	Reported	Adjustment	Restated
(In millions, except per share data)

Net investment income	$409.5	$1.2	$410.7
Insurance claims and policyholders’ benefits	1,624.5	4.0	1,620.5
Income tax expense	123.2	1.8	125.0
Minority interest	25.5	0.3	25.8
Net income	407.3	3.2	410.5

Basic net income per Loews common share	$1.98	$0.01	$1.99
Diluted net income per Loews common share	$1.98	$0.01	$1.99

Six Months Ended June 30, 2004

Net investment income	$938.9	$3.3	$942.2
Insurance claims and policyholders’ benefits	3,262.9	4.2	3,258.7
Income tax expense	168.6	2.6	171.2
Minority interest	14.7	0.4	15.1
Net income	450.9	4.5	455.4

Basic net income per Loews common share	$2.03	$0.02	$2.05
Diluted net income per Loews common share	$2.03	$0.02	$2.05

The restatement had no effect on cash flows from operating, investing or financing activities for the six months ended June 30, 2004.

18.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2005 and December 31, 2004, and consolidating statements of income information for the six months ended June 30, 2005 and 2004. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
June 30, 2005	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,936.3	$1,899.3	$44.0	$969.5	$57.0	$2,375.1		$45,281.2
Cash	70.4	202.6	5.5	20.7	4.9	22.3		326.4
Receivables	17,594.9	32.8	75.2	263.2	21.8	103.9	$(2.1)	18,089.7
Property, plant and equipment	169.2	230.0	1,847.0	2,226.4	370.9	20.9		4,864.4
Deferred income taxes	805.5	412.9	23.0			25.6	(612.8)	654.2
Goodwill and other intangible assets	103.6		163.5	9.7	2.6	5.0		284.4
Investments in capital stocks of subsidiaries						12,613.9	(12,613.9)
Other assets	2,058.3	369.0	289.0	95.4	34.8	51.8	(32.9)	2,865.4
Deferred acquisition costs of insurance subsidiaries	1,248.1							1,248.1
Separate account business	571.1							571.1
Total assets	$62,557.4	$3,146.6	$2,447.2	$3,584.9	$492.0	$15,218.5	$(13,261.7)	$74,184.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,934.3							$42,934.3
Payable for securities purchased	1,213.7	$525.0		$299.7		$279.4		2,317.8
Collateral on loaned securities and derivatives	981.4					391.2		1,372.6
Short-term debt	82.5			12.8	$3.8			99.1
Long-term debt	1,668.4		$1,100.9	967.8	238.1	1,164.4		5,139.6
Reinsurance balances payable	2,781.8							2,781.8
Deferred income taxes				386.9	46.6	179.3	$(612.8)
Other liabilities	2,373.3	1,342.4	240.5	190.7	23.1	186.2	(39.8)	4,316.4
Separate account business	571.1							571.1
Total liabilities	52,606.5	1,867.4	1,341.4	1,857.9	311.6	2,200.5	(652.6)	59,532.7
Minority interest	983.6			766.8				1,750.4
Shareholders’ equity	8,967.3	1,279.2	1,105.8	960.2	180.4	13,018.0	(12,609.1)	12,901.8
Total liabilities and shareholders’ equity	$62,557.4	$3,146.6	$2,447.2	$3,584.9	$492.0	$15,218.5	$(13,261.7)	$74,184.9

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2004	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$9.0	$876.9	$63.8	$2,575.9		$44,298.5
Cash	95.3	35.5	7.5	51.0	4.6	26.0		219.9
Receivables	18,200.3	32.1	131.6	187.6	19.1	144.3	$(18.8)	18,696.2
Property, plant and equipment	175.6	231.5	1,842.1	2,192.8	376.9	21.8		4,840.7
Deferred income taxes	748.8	436.5	48.9			31.9	(625.2)	640.9
Goodwill and other intangible assets	118.3		163.5	9.7	2.6			294.1
Investments in capital stocks of subsidiaries						12,061.0	(12,061.0)
Other assets	1,943.5	396.5	250.0	88.2	95.2	240.5	(205.2)	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,345.0	$2,677.7	$2,452.6	$3,406.2	$562.2	$15,101.4	$(12,910.2)	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,652.2							$43,652.2
Payable for securities purchased	494.1					$101.4		595.5
Collateral on loaned securities and derivatives	918.0							918.0
Short-term debt	530.9			$477.1	$2.1			1,010.1
Long-term debt	1,726.5		$1,106.1	700.0	142.3	2,305.3		5,980.2
Reinsurance balances payable	2,980.8							2,980.8
Deferred income taxes				361.5	38.0	225.7	$(625.2)
Other liabilities	2,091.2	$1,392.6	253.5	193.2	166.3	208.1	(210.4)	4,094.5
Separate account business	567.8							567.8
Total liabilities	52,961.5	1,392.6	1,359.6	1,731.8	348.7	2,840.5	(835.6)	59,799.1
Minority interest	934.9			739.3		5.6		1,679.8
Shareholders’ equity	8,448.6	1,285.1	1,093.0	935.1	213.5	12,255.3	(12,074.6)	12,156.0
Total liabilities and shareholders’ equity	$62,345.0	$2,677.7	$2,452.6	$3,406.2	$562.2	$15,101.4	$(12,910.2)	$73,634.9

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Six Months Ended June 30, 2005	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,811.4						$(0.6)	$3,810.8
Net investment income	845.3	$24.5	$1.4	$11.9	$5.4	$(28.0)		860.5
Intercompany interest and dividends						425.1	(425.1)
Investment gains (losses)	9.2	(2.0)		(1.3)		3.8		9.7
Manufactured products		1,723.4				79.5		1,802.9
Other	270.6	6.1	269.3	551.0	180.5	10.5		1,288.0
Total	4,936.5	1,752.0	270.7	561.6	185.9	490.9	(425.7)	7,771.9

Expenses:

Insurance claims and policyholders’ benefits	3,015.0							3,015.0
Amortization of deferred acquisition costs	752.1							752.1
Cost of manufactured products sold		1,061.1				38.7		1,099.8
Other operating expenses	517.8	187.0	155.4	440.4	141.5	57.3	(0.6)	1,498.8
Interest	67.2		29.7	25.3	4.8	88.6		215.6
Total	4,352.1	1,248.1	185.1	465.7	146.3	184.6	(0.6)	6,581.3
	584.4	503.9	85.6	95.9	39.6	306.3	(425.1)	1,190.6

Income tax expense (benefit)	107.0	200.9	34.0	29.8	10.6	(40.3)		342.0
Minority interest	42.6			32.5				75.1
Total	149.6	200.9	34.0	62.3	10.6	(40.3)		417.1
Net income	$434.8	$303.0	$51.6	$33.6	$29.0	$346.6	$(425.1)	$773.5

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Six Months Ended June 30, 2004	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$4,274.1						$(1.8)	$4,272.3
Net investment income	856.0	$13.7		$4.7	$1.1	$66.7		942.2
Intercompany interest and dividends						303.0	(303.0)
Investment gains (losses)	(349.2)	0.6		0.3		(11.5)		(359.8)
Manufactured products		1,636.0				71.5		1,707.5
Other	153.7		$138.1	368.9	165.9	20.2		846.8
Total	4,934.6	1,650.3	138.1	373.9	167.0	449.9	(304.8)	7,409.0

Expenses:

Insurance claims and policyholders’ benefits	3,258.7							3,258.7
Amortization of deferred acquisition costs	740.3							740.3
Cost of manufactured products sold		999.6				35.3		1,034.9
Other operating expenses	698.7	203.0	71.4	391.4	139.4	58.7	(1.8)	1,560.8
Interest	66.0		15.2	12.7	3.3	80.7	(5.3)	172.6
Total	4,763.7	1,202.6	86.6	404.1	142.7	174.7	(7.1)	6,767.3
	170.9	447.7	51.5	(30.2)	24.3	275.2	(297.7)	641.7

Income tax expense (benefit)	(18.3)	174.7	20.5	(6.8)	9.5	(8.4)		171.2
Minority interest	24.8			(9.8)		0.1		15.1
Total	6.5	174.7	20.5	(16.6)	9.5	(8.3)		186.3
Net income (loss)	$164.4	$273.0	$31.0	$(13.6)	$14.8	$283.5	$(297.7)	$455.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is comprised of the following sections:

OVERVIEW

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipelines, LLC (“Boardwalk Pipelines”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 55% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,”“Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2005 second quarter of $433.8 million, compared to $410.5 million in the 2004 second quarter. Net income attributable to Loews common stock includes net investment gains of $19.5 million (after tax and minority interest) compared to $100.0 million (after tax and minority interest) in the comparable period of the prior year. The results for the second quarter of 2005 include a benefit of $109.2 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment (losses) gains	$358.6	$269.9	$666.6	$580.7
Net investment (losses) gains (a)	19.5	100.0	4.7	(200.3)
Net income attributable to Loews common stock	378.1	369.9	671.3	380.4
Net income attributable to Carolina Group stock	55.7	40.6	102.2	75.0
Consolidated net income	$433.8	$410.5	$773.5	$455.4

Net income per share:
Loews common stock	$2.03	$1.99	$3.61	$2.05
Carolina Group stock	$0.82	$0.70	$1.50	$1.29
__________
(a)	Includes a loss of $352.9 (after tax and minority interest) for the six months ended June 30, 2004 related to CNA’s sale of its individual life insurance business.

Net income attributable to Loews common stock for the second quarter of 2005 amounted to $378.1 million or $2.03 per share, compared to $369.9 million or $1.99 per share in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the second quarter of 2005 was $55.7 million or $0.82 per Carolina Group share, compared to $40.6 million or $0.70 per Carolina Group share in the second quarter of 2004. The Company is issuing a separate press release reporting the results of the Carolina Group for the second quarter of 2005.

Consolidated revenues in the second quarter of 2005 amounted to $4.0 billion compared to $3.9 billion in the comparable 2004 quarter.

Loews consolidated net income (including both the Loews Group and Carolina Group) for the first half of 2005 was $773.5 million, compared to $455.4 million in the comparable period of the prior year. Income before net investment gains (losses) attributable to Loews common stock amounted to $666.6 million in the first half of 2005 compared to $580.7 million in the comparable period of the prior year. Net income attributable to Loews common stock includes net investment gains of $4.7 million (after tax and minority interest) compared to net investment losses of $200.3 million (after tax and minority interest) in the comparable period of the prior year due primarily to a 2004 loss of $352.9 million (after tax and minority interest) for CNA’s sale of its individual life insurance business. The results for the six months ended June 30, 2005 include a benefit of $109.2 million from a federal income tax settlement discussed above.

Net income attributable to Loews common stock for the first half of 2005 amounted to $671.3 million or $3.61 per share, compared to $380.4 million or $2.05 per share in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the first half of 2005 was $102.2 million or $1.50 per Carolina Group share, compared to $75.0 million or $1.29 per Carolina Group share in the comparable period of the prior year.

Consolidated revenues in the first half of 2005 amounted to $7.8 billion compared to $7.4 billion in the comparable period of the prior year. The increase in revenues is primarily due to the acquisition of Gulf South during December 2004, improved results at Diamond Offshore and the absence of the impact from the 2004 CNA individual life transaction explained above.

In May of 2005, the Company restated its financial results for prior years to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate, and CNA’s equity accounting for that affiliate, as discussed in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1. For information regarding regulatory reviews of CNA's use of non-traditional, or finite, insurance and CNA's accounting for and transactions with that affiliate see  the Liquidity and Capital Resources section of this MD&A under the Regulatory Matters caption.

Classes of Common Stock

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company’s 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.8 billion outstanding at June 30, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of June 30, 2005, the outstanding Carolina Group stock represents a 39.22% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company’s assets and liabilities other than the 39.22% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Condensed Balance Sheets. The ceding of insurance does not discharge the primary liability of CNA. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. Therefore, an estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA management’s experience and current economic conditions.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. Considerable judgment by CNA management may be necessary to determine if risk transfer requirements are met. CNA believes it has appropriately applied reinsurance accounting principles in its evaluation of risk transfer. However, CNA’s evaluation of risk transfer and the resulting accounting could be challenged in connection with regulatory reviews or possible changes in accounting and/or financial reporting rules related to reinsurance, which could materially adversely affect the Company’s results of operations and/or equity. Further information on reinsurance is provided in the Reinsurance section below.

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

During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The class also was awarded judicial interest, which will continue to accrue until the judgment is paid. As of July 15, 2005 judicial interest totaled an additional amount of approximately $375.0 million. The jury was not asked to apportion damages in its verdict so Lorillard’s share of the judgment, including the judicial interest, has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants in this matter have initiated an appeal from the judgment to the Louisiana Court of Appeals. Pursuant to Louisiana law, the trial court entered an order setting the amount of the appeal bond at $50.0 million for all defendants, of which Lorillard secured $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond is uncertain.

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

CNA’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in the “Investments-Insurance” section below.

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

Loans to National Contractor

CNA Surety, a 63% owned and consolidated subsidiary of CNA, has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA has provided loans to the contractor through a credit facility. In December of 2004, the credit facility was amended to increase the maximum available loans to $106.0 million from $86.0 million. The amendment also provided that CNA could in its sole discretion further increase the amounts available for loans under the credit facility, up to an aggregate maximum of $126.0 million. As of June 30, 2005 and December 31, 2004, there was $121.0 million and $99.0 million of total debt outstanding under the credit facility. The Company, through a participation agreement with CNA, provided funds for and owned a participation of $36.0 million and $29.0 million of the loans outstanding as of June 30, 2005 and December 31, 2004.

In connection with the amendment to increase the maximum available line under the credit facility in December of 2004, the term of the loan under the credit facility was extended to March of 2009 and the interest rate was reduced prospectively from 6.0% over prime rate to 5.0% per annum, effective as of December 27, 2004, with an additional 3.0% interest accrual when borrowings under the facility are at or below the original $86.0 million limit.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of June 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $11.0 million and $13.0 million, respectively.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, and appointed a chief restructuring officer to manage execution of the plan. As a result of addressing various expenses, operational and strategic issues, the contractor has decided to substantially reduce the scope of its original business and to concentrate on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. Restructuring plans have also been extended to accommodate these circumstances. In light of these developments, the Company took an impairment charge of $80.5 million pretax in the fourth quarter of 2004, with respect to amounts loaned under the facility, and further impairment charges with respect to amounts loaned under the credit facility in 2005 of $20.0 million pretax during the first quarter. Representatives from CNA and CNA Surety met with senior management of the national contractor in June of 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, a deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, CNA and CNA Surety have concluded that the national contractor’s short term cash needs will likely exceed the remaining borrowing capacity under the credit facility. Accordingly, during the second quarter of 2005 the Company took a further impairment charge of $27.0 million ($16.4 million after-tax and minority interest). In light of these circumstances and after consideration of the contractor’s overall performance to date under the restructuring plan, CNA has made a decision not to provide additional liquidity to the national contractor, beyond amounts currently available under the existing credit facility. Further, CNA Surety established $40.0 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor.

CNA Surety and CNA are currently discussing with senior management of the contractor possible changes to its current operating plan. The impact of such changes, if any, could cause CNA Surety to further increase its loss reserves. If any such reserve additions were taken, CNA Surety would have exposure for the first $20.0 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed in more detail in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries. This arrangement underlies the more limited reinsurance coverage referenced above.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/ or equity. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $160.0 million pretax.

Further information on the Company’s exposure to this national contractor and this credit agreement are provided in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

Reserves - Estimates and Uncertainties

CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (“case reserves”) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Condensed Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Insurance Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on CNA’s results of operations.

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

For Standard Lines, the June 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the June 30, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Other Insurance, the June 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

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

Reinsurance

CNA assumes and cedes reinsurance with other insurers, reinsurers and members of various reinsurance pools and associations. CNA utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, an exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements.

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

The following table summarizes the amounts receivable from reinsurers at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,630.7	$13,878.4
Ceded future policy benefits	1,224.6	1,259.6
Ceded policyholders’ funds	61.2	64.8
Billed reinsurance receivables	606.0	685.2
Reinsurance receivables	14,522.5	15,888.0
Less allowance for uncollectible reinsurance	551.1	546.3
Reinsurance receivables, net	$13,971.4	$15,341.7

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

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings or resolution of disputes, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on the Company’s results of operations.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall ceded reinsurance program includes certain finite property and casualty contracts, such as the corporate aggregate reinsurance treaties discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

The following table summarizes the pretax impact of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties discussed in further detail below.

	Aggregate
Three Months Ended June 30, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$(6.0)		$3.0	$(3.0)
Ceded claim and claim adjustment expense			2.0	2.0
Ceding commissions			3.0	3.0
Interest charges	(18.0)	$(16.0)	(12.0)	(46.0)

Pretax (expense) benefit	$(24.0)	$(16.0)	$(4.0)	$(44.0)

Three Months Ended June 30, 2004

Ceded earned premium	$(3.0)		$6.0	$3.0
Ceded claim and claim adjustment expense			(12.0)	(12.0)
Ceding commissions
Interest charges	(22.0)	$(11.0)	(17.0)	(50.0)

Pretax (expense) benefit	$(25.0)	$(11.0)	$(23.0)	$(59.0)

Six Months Ended June 30, 2005

Ceded earned premium	$(18.0)		$65.0	$47.0
Ceded claim and claim adjustment expense			(67.0)	(67.0)
Ceding commissions			(30.0)	(30.0)
Interest charges	(42.0)	$(32.0)	(10.0)	(84.0)

Pretax (expense) benefit	$(60.0)	$(32.0)	$(42.0)	$(134.0)

Six Months Ended June 30, 2004

Ceded earned premium	$(3.0)		$8.0	$5.0
Ceded claim and claim adjustment expense			(17.0)	(17.0)
Ceding commissions			3.0	3.0
Interest charges	(42.0)	$(22.0)	(33.0)	(97.0)

Pretax (expense) benefit	$(45.0)	$(22.0)	$(39.0)	$(106.0)

Included in “All Other” above for the six months ended June 30, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10.0 million pretax expense for the six months ended June 30, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Standard Lines	$(30.0)	$(43.0)	$(96.0)	$(80.0)
Specialty Lines		(2.0)	(7.0)	(4.0)
Other Insurance	(14.0)	(14.0)	(31.0)	(22.0)
Pretax expense	$(44.0)	$(59.0)	$(134.0)	$(106.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,306.0 million and $2,564.0 million at June 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

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

On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (“Hannover”) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. CNA intends to vigorously defend its interpretation of the contracts. If these matters are decided through arbitration and Hannover's position on all issues were to be sustained, CNA estimates that it would incur additional ceded premium and interest charges of $46.0 million to $64.0 million after-tax and minority interest.

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

There are currently two pending bills in Congress, H.R. 1153 and S. 467, to reauthorize the Act. These bills would extend the Act for two additional years and require that terrorism coverage be made available for all years. Deductibles under the bills would be held at 15.0% in 2006 and raised to 20.0% in 2007. The Department of the Treasury released a study on June 30, 2005 that does not support Congress’ reauthorization of the Act in its current form. CNA will continue to work with other insurers, policyholders and members of Congress to craft a workable solution to replace the Act.

Over the past several years, CNA has been underwriting its business to manage its terrorism exposure. If the Act is not reauthorized, CNA will utilize conditional terrorism exclusions for risks that present terrorism exposure, where permitted by law. Strict underwriting standards and risk avoidance measures will be taken where exclusions are not permitted. Annual policy renewals with effective dates of January 1, 2005 or later are being underwritten with the assumption that the Act will not be extended and that no Federal backstop for terrorism exposure will be available. In July 2004, the National Association of Insurance Commissioners adopted a Model Bulletin available for use in states that intend to approve terrorism coverage limitations in the event the Act is not reauthorized. To date, conditional terrorism exclusions have been approved in all states except New York, Florida and Georgia. Accordingly, if the Act is not extended, CNA will utilize these conditional terrorism exclusions in all states where so allowed. Notwithstanding CNA’s efforts, however, there is no assurance that CNA will be able to eliminate or limit terrorism exposure risks in coverages, or that all regulatory authorities will approve policy exclusions for terrorism. There is also substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding the underwriting measures described above, it continues to issue forms of coverage, in particular workers’ compensation, that are exposed to risk of loss from a terrorism event.

Restructuring

As discussed in the Company’s 2004 Form 10-K/A, CNA continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the “2001 Plan”). No restructuring and other related charges related to the 2001 Plan were incurred for the three and six months ended June 30, 2005 and 2004. During 2005, $1.0 million in payments for lease termination costs were charged against the liability and the remaining accrual of $1.0 million related to impaired asset charges was released. As of June 30, 2005, the accrued liability, relating to lease termination costs, was $13.0 million. Of the remaining accrual, approximately $2.0 million is expected to be paid in 2005.

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

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the six months ended June 30, 2005, CNA recorded unfavorable net prior year development of $18.0 million related to the corporate aggregate reinsurance treaties, consisting of $14.0 million of unfavorable development in Standard Lines, $6.0 million of favorable development in Specialty Lines and $10.0 million of unfavorable development in Other Insurance.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except %)

Net written premiums	$1,134.0	$1,209.0	$2,305.0	$2,474.0
Net earned premiums	1,084.0	1,315.0	2,253.0	2,573.0
Income before net realized investment gains	90.9	89.3	183.5	193.5
Net realized investment gains	15.4	45.9	7.8	80.1
Net income	106.3	135.2	191.3	273.6

Ratios:
Loss and loss adjustment expense	71.2%	70.5%	71.1%	68.0%
Expense	31.4	30.3	31.8	31.9
Dividend	0.8	(1.1)	0.6	(0.2)
Combined	103.4%	99.7%	103.5%	99.7%

Three Months Ended June 30, 2005 Compared with 2004

Net written premiums for Standard Lines decreased $75.0 million and net earned premiums decreased $231.0 million for the three months ended June 30, 2005 as compared with the same period in 2004. This decrease was primarily driven by decreased premiums written in the Casualty lines of business including certain large account business. The net written premium results are consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business. Earned premiums were adversely impacted by $77.0 million of lower favorable premium development in the second quarter of 2005 compared to the prior year period.

Standard Lines averaged rate decreases of 2.0% and rate increases of 5.0% for the three months ended June 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 78.0% and 67.0% were achieved for those contracts that were up for renewal. CNA expects rate pressure to continue in these lines of business.

Net income decreased $28.9 million for the three months ended June 30, 2005 as compared with the same period in 2004, primarily due to decreased net realized investment gains. The second quarter of 2005 net operating income was essentially flat with the prior year period. These results were adversely impacted by increased unfavorable net prior year development, an increase in the bad debt provision for reinsurance receivables and decreased earned premium revenue. Related to the reinsurance bad debt provision, prior year results included a $5.5 million after-tax and minority interest net reduction of the allowance for uncollectible reinsurance receivables. Second quarter of 2005 results were favorably impacted by improved current accident year results, lower acquisition expenses, and increased net investment income. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.

The combined ratio increased 3.7 points for the three months ended June 30, 2005, as compared with the same period in 2004. The loss ratio increased 0.7 points due principally to increased unfavorable net prior year development and the bad debt provision for reinsurance receivables as discussed above. These unfavorable impacts were partially offset by improved current accident year results.

Unfavorable net prior year development of $39.0 million was recorded for the three months ended June 30, 2005, including $52.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development. Unfavorable net prior year development of $25.0 million, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $90.0 million of favorable premium development, was recorded for the three months ended June 30, 2004.

Approximately $78.0 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $11.0 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss. Approximately $46.0 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies.

Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.

The following discusses net prior year development for Standard Lines recorded for the three months ended June 30, 2004.

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

The expense ratio increased 1.1 points for the three months ended June 30, 2005 as compared with the same period in 2004. This increase in 2005 was primarily due to the impact of a decreased net earned premium base and an increase in the bad debt provision for insurance receivables in 2005 as compared with the same period in 2004. Partially offsetting these unfavorable impacts were lower state premium taxes and guaranty fund assessments in 2005 as compared to the same period in 2004 primarily due to a change in estimate which reduced prior accruals.

The dividend ratio increased 1.9 points for the three months ended June 30, 2005 as compared with the same period in 2004. Unfavorable net prior year dividend development of $5.0 million was recorded in the second quarter of 2005 while favorable net prior year dividend development of $24.0 million was recorded in the second quarter of 2004. The favorable 2004 net prior year dividend development primarily related to workers compensation policies. A review was completed in the second quarter of 2004 which indicated dividend development that was lower than prior expectations based on decreased usage of dividend programs.

Six Months Ended June 30, 2005 Compared with 2004

Net written premiums for Standard Lines decreased $169.0 million and net earned premiums decreased $320.0 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in net written premiums was attributable to the same reasons as discussed above in the three month comparison. The decrease in premiums earned was attributable to the decreased premium writings.

Standard Lines averaged rate decreases of 1.0% for the six months ended June 30, 2005 and rate increases of 5.0% for the six months ended June 30, 2004 for the contracts that renewed during the period. Retention rates of 74.0% and 70.0% were achieved for those contracts that were up for renewal.

Net income decreased $82.3 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease was driven primarily by decreased net realized investment results. Net operating income was adversely impacted by increased unfavorable net prior year development, partially offset by increased net investment income and improved current accident year results.

The combined ratio increased 3.8 points for the six months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 3.1 points due primarily to the same reasons as discussed above in the three month comparison.

Unfavorable net prior year development of $72.0 million was recorded for the six months ended June 30, 2005, including $184.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $112.0 million of favorable premium development. Unfavorable net prior year development of $7.0 million, including $113.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $106.0 million of favorable premium development, was recorded for the same period in 2004.

Approximately $108.0 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $112.0 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account polices.

Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.

Additionally, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $5.0 million of favorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.

Net prior year development recorded in 2004 for Standard Lines was described above in the three month comparison.

The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Standard Lines.

	June 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$6,720.0	$6,904.0
Gross IBNR Reserves	7,451.0	7,398.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,171.0	$14,302.0

Net Case Reserves	$4,406.0	$4,761.0
Net IBNR Reserves	5,157.0	4,547.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,563.0	$9,308.0

The expense ratio decreased 0.1 points for the six months ended June 30, 2005 as compared with the same period in 2004. The 2005 expense ratio decreased as compared to 2004 due to a decrease in the bad debt provision for insurance receivables for the six month period and the reduced accruals discussed in the three month comparison. The impact of these favorable items was partially offset by the impact of a decreased net earned premium base.

The dividend ratio increased 0.8 points for the six months ended June 30, 2005 as compared with the same period in 2004 due to increased unfavorable development, as discussed in the three month discussion.

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions, except %)

Net written premiums	$595.0	$592.0	$1,189.0	$1,173.0
Net earned premiums	630.0	567.0	1,203.0	1,096.0
Income before net realized investment gains	73.8	73.3	145.7	141.9
Net realized investment gains	4.9	16.8	7.9	28.7
Net income	78.7	90.1	153.6	170.6

Ratios:
Loss and loss adjustment expense	69.0%	64.2%	65.8%	63.6%
Expense	24.8	25.6	25.8	26.1
Dividend	0.2	0.2	0.2	0.3
Combined	94.0%	90.0%	91.8%	90.0%

Three Months Ended June 30, 2005 Compared with 2004

Net written premiums for Specialty Lines increased $3.0 million for the three months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily due to improved retention and rate increases across several professional liability insurance lines of business, including advanced medical technology, healthcare providers, and architects & engineers. These favorable impacts were partially offset by decreased written premiums for certain professional liability lines of business and the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues.

Net earned premiums increased $63.0 million for the three months ended June 30, 2005 as compared with the same period in 2004, which reflects the increased premium writings over the last seveal quarters in Specialty Lines.

Specialty Lines averaged rate increases of 2.0% and 10.0% for the three months ended June 30, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86.0% and 79.0% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.

Net income decreased $11.4 million for the three months ended June 30, 2005 as compared with the same period in 2004 due to decreased net realized investment gains. Net operating income was flat compared to the prior year period. These results were adversely impacted by an increase in the bad debt provision for reinsurance receivables and a $15.5 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. See the Critical Accounting Estimates section of this MD&A for further discussion on the national contractor. Related to the reinsurance bad debt provision, the prior year included a $34.7 million after-tax and minority interest net reduction of the allowance for uncollectible reinsurance receivables. These decreases to net results were offset by lower unfavorable net prior year development, increased net investment income, and improvements in the current accident year results for the remaining specialty lines. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

The combined ratio increased 4.0 points for the three months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 4.8 points due principally to the surety loss referenced above and the bad debt provision for reinsurance receivables as discussed above. The surety loss relates to the current accident year and was $40.0 million before the effect of minority interest and taxes. These increases were partially offset by decreased unfavorable net prior year development and improvement in the current accident year results as discussed above.

Unfavorable net prior year development of $12.0 million was recorded for the three months ended June 30, 2005, including $25.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development. Unfavorable net prior year development of $60.0 million, including $73.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development, was recorded for the three months ended June 30, 2004.

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

Approximately $30.0 million of favorable claim and allocated claim adjustment expense development was due to improved severities on professional liability errors and omissions and directors and officers coverages.

The following discusses net prior year development for Specialty Lines recorded for the three months ended June 30, 2004.

In the second quarter of 2004, CNA finalized commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. The remaining unfavorable net prior year claim and allocated claim adjustment expense reserve development was principally the result of the increased emergence of several large directors and officers claims primarily in recent accident years.

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

The expense ratio decreased 0.8 points primarily due to lower state premium taxes and guaranty fund assessments in 2005 as compared to the same period in 2004 primarily due to a change in estimate which reduced prior accruals and an increased earned premium base. These improvements to the expense ratio were partially offset by increased commissions in the warranty line of business.

Six Months Ended June 30, 2005 Compared to 2004

Net written premiums for Specialty Lines increased $16.0 million for the six months ended June 30, 2005 as compared with the same period in 2004. Net earned premiums increased $107.0 million for the six months ended June 30, 2005 as compared with the same period in 2004. These increases were primarily attributable to the same reasons as discussed above in the three month comparison.

Specialty Lines averaged rate increases of 2.0% and 12.0% for the six months ended June 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 87.0% and 81.0% were achieved for those contracts that were up for renewal.

Net income decreased $17.0 million for the six months ended June 30, 2005 as compared with the same period in 2004. Net operating income increased $3.8 million compared to the prior year period. These results were favorably impacted by decreased unfavorable net prior year development, improvements in the current accident year results for most specialty lines and increased net investment income. These results were unfavorably impacted by the absence of the $34.7 million of income recorded in 2004 related to a net reduction of the allowance for uncollectible reinsurance receivables and a $15.5 million loss, after the impact of taxes and minority interest, in the surety line of business related to a large national contractor.

The combined ratio increased 1.8 points for the six months ended June 30, 2005 as compared with the same period in 2004. The loss ratio increased 2.2 points due principally to the bad debt provision for reinsurance receivables, partially offset by decreased unfavorable net prior year development. The 2004 loss ratio reflected a net reduction of the bad debt allowance as discussed above.

Unfavorable net prior year development was $42.0 million, including $38.0 million of unfavorable claim and allocated claim adjustment expense and $4.0 million of unfavorable premium development for the six months ended June 30, 2005. Unfavorable net prior year development of $60.0 million, including $74.0 million of unfavorable claim and allocated claim adjustment expense development and $14.0 million of favorable premium development, was recorded for the same period in 2004.

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense develoment was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

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

Approximately $37.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.

Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first half of 2005.

Net prior year development recorded in 2004 was discussed above in the three month comparison.

The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Specialty Lines.

	June 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$1,765.0	$1,659.0
Gross IBNR Reserves	3,231.0	3,201.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,996.0	$4,860.0

Net Case Reserves	$1,178.0	$1,191.0
Net IBNR Reserves	2,268.0	2,042.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,446.0	$3,233.0

The expense ratio decreased 0.3 points due primarily to as the reasons discussed above in the three month comparison.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Net earned premiums	$204.0	$202.0	$370.0	$528.0
Income (loss) before net realized investment (losses) gains	3.9	(24.3)	5.2	(6.8)
Net realized investment (losses) gains	(0.6)	13.3	(3.4)	(350.6)
Net income (loss)	3.3	(11.0)	1.8	(357.4)

Three Months Ended June 30, 2005 Compared to 2004

The earned premiums for the Life and Group Non-Core segment consist primarily of premiums from the group and individual long term care businesses. Net earned premiums of $161.0 million in the second quarter of  2005 and $148.0 million in the second quarter of 2004 relate to these businesses.

Net results increased $14.3 million in the second quarter of 2005 as compared with the same period in 2004. The increase in net results is due primarily to the absence of an increase in 2004 in insurance reserves and allowance for uncollectible reinsurance related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (“IGI Program”) and the absence of a charge recorded in 2004 related to individual long term care reserve strengthening. Partially offsetting these favorable impacts were decreased net realized investment results and the absence of favorable results from the specialty medical business which was sold on January 6, 2005. See the Investments section of this MD&A for additional information on net realized investment gains (losses).

Six Months Ended June 30, 2005 Compared to 2004

Net earned premiums for Life and Group Non-Core decreased $158.0 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to the absence of premiums from the individual life business of $115.0 million and a decrease in premiums from the specialty medical business of $72.0 million. The individual life business was sold on April 30, 2004, and the specialty medical business was sold on January 6, 2005. Additionally, decreased earned premiums from the structured settlement business contributed to the decline in net earned premium. In February of 2004, CNA ceased sales to new customers in its structured settlement business.

Net results increased $359.2 million for the six months ended June 30, 2005 as compared with the same period in 2004. The increase in net results related primarily to the absence of the realized loss of approximately $352.9 million after-tax and minority interest ($618.6 million pretax) for the sale of individual life business and the absence of charges recorded in the second quarter of 2004 as discussed above. Partially offsetting these favorable impacts is the absence of favorable results from the individual life and specialty medical businesses.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Net investment income	$55.0	$61.0	$116.0	$130.0
Revenues	154.7	122.2	192.0	254.5
Income before net realized investment (losses) gains	82.7	24.0	96.9	29.2
Net realized investment (losses) gains	(4.5)	32.8	(8.8)	48.4
Net income	78.2	56.8	88.1	77.6

Three Months Ended June 30, 2005 Compared to 2004

Revenues increased $32.5 million for the three months ended June 30, 2005 as compared with the same period in 2004. The increase in revenues was due primarily to $121.0 million ($72.1 million after-tax and minority interest) of interest related to a Federal income tax settlement. See Note 16 of the Notes to the Consolidated Condensed Financial Statements for further discussion. Partially offsetting this increase are the reduced net earned premiums in CNA Re due to the exit of the assumed reinsurance market in late 2003, decreased net investment income and decreased net realized investment gains. The 2005 net realized investment results included a pretax impairment loss of $21.0 million related to loans made under a credit facility to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor. See the Investments section of this MD&A for additional information on net realized investment gains (losses).

Net income increased $21.4 million for the three months ended June 30, 2005 as compared with the same period in 2004. The Federal income tax settlement and a release of Federal income tax reserves increased net income by $105.0 million. This was partially offset by increased unfavorable net prior year development due to a commutation and an increase in the bad debt provision recorded for reinsurance receivables. The prior year results included a $12.8 million after-tax and minority interest reduction of the allowance for uncollectible reinsurance. Additionally impacting these results were decreased net realized investment results.

Unfavorable net prior year development of $67.0 million was recorded for the three months ended June 30, 2005, including $70.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development. Unfavorable net prior year development of $41.0 million was recorded for the three months ended June 30, 2004, including $29.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $12.0 million of unfavorable premium development.

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense development recorded in the second quarter of 2005 was a result of a commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400.0 million of losses and received $344.0 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges.

The net prior year development recorded for the three months ended June 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

Six Months Ended June 30, 2005 Compared to 2004

Revenues decreased $62.5 million for the six months ended June 30, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $110.0 million due to the exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases is the Federal income tax settlement interest described above. See the Investments section of this MD&A for additional information on net realized investment gains/losses.

As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (“Allstate”) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. CNA expects Allstate to exercise its option in the fourth quarter of 2005, at which time CNA will recognize a previously deferred amount from the sale of these subsidiaries of $8.0 million. CNA expects to write new and renewal personal insurance policies and to reinsure this business with Allstate companies, and earn related royalty fees, until Allstate exercises its option. Royalty fees earned for the six months ended June 30, 2005 and 2004 were approximately $14.0 million.

Net income increased $10.5 million for the six months ended June 30, 2005 as compared with the same period in 2004. The increase in net income was due primarily to the reasons discussed in the three month comparison, partially offset by an additional impairment of $8.2 million after tax and minority interest recorded in the first quarter of 2005 related to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor.

Unfavorable net prior year development of $88.0 million was recorded for the six months ended June 30, 2005, including $74.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $14.0 million of unfavorable premium development. Unfavorable net prior year development of $60.0 million was recorded for the six months ended June 30, 2004, including $49.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $11.0 million of unfavorable premium development.

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense development was a result of the commutation recorded in the second quarter of 2005. Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

Net prior year development recorded in 2004 was described above in the three month comparison.

The following table summarizes the gross and net carried reserves as of June 30, 2005 and December 31, 2004 for Other Insurance.

	June 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$3,562.0	$3,806.0
Gross IBNR Reserves	4,477.0	4,875.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,039.0	$8,681.0

Net Case Reserves	$1,537.0	$1,588.0
Net IBNR Reserves	1,786.0	1,691.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,323.0	$3,279.0

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	June 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,132.0	$663.0	$3,218.0	$755.0
Ceded reserves	(1,512.0)	(234.0)	(1,532.0)	(258.0)
Net reserves	$1,620.0	$429.0	$1,686.0	$497.0

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

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and continuing in 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.

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

As a result of bankruptcies and insolvencies, CNA management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims have also increased substantially in 2003, but the rate of increase has moderated in 2004 and continues to moderate in 2005.

As of June 30, 2005 and December 31, 2004, CNA carried approximately $1,620.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $7.0 million and $40.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2005 and 2004. The unfavorable net prior year development for the six months ended June 30, 2004 was primarily related to a commutation. CNA paid asbestos-related claims, net of reinsurance recoveries, of $73.0 million and $66.0 million for the six months ended June 30, 2005 and 2004.

CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2005, CNA had 13 structured settlement agreements with a reserve, net of reinsurance of, $159.0 million. At December 31, 2004, CNA had eleven structured settlement agreements with a reserve, net of reinsurance, of $175.0 million. As to the 13 structured settlement agreements existing at June 30, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At June 30, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $16.0 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its

Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17.0 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of June 30, 2005, CNA had negotiated 34 coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $70.0 million, net of reinsurance as of June 30, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. CNA had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76.0 million, net of reinsurance, as of December 31, 2004.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At June 30, 2005, CNA had 187 large accounts with reserves of $304.0 million, net of reinsurance. At December 31, 2004, CNA had 180 large accounts and had established reserves of $368.0 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2005, CNA had 1,060 small accounts, approximately 81.6% of its total active asbestos accounts, with reserves of $120.0 million, net of reinsurance. At December 31, 2004, CNA had 1,109 small accounts, approximately 82.9% of its total active asbestos accounts, with reserves of $141.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At June 30, 2005 and December 31, 2004, CNA had $146.0 million and $148.0 million of reserves, net of reinsurance, related to these asbestos liabilities arising from CNA’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (“ECRA”).

At June 30, 2005 and December 31, 2004, the unassigned IBNR reserve was $751.0 million and $707.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2005 and December 31, 2004.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
June 30, 2005	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$18.0	$159.0	9.8%
Wellington	4	2.0	16.0	1.0
Coverage in place	34	7.0	70.0	4.3
Fibreboard	1		54.0	3.3
Total with settlement agreements	52	27.0	299.0	18.4

Other policyholders with active accounts
Large asbestos accounts	187	29.0	304.0	18.8
Small asbestos accounts	1,060	14.0	120.0	7.4
Total other policyholders	1,247	43.0	424.0	26.2

Assumed reinsurance and pools		3.0	146.0	9.0
Unassigned IBNR			751.0	46.4
Total	1,299	$73.0	$1,620.0	100.0%

December 31, 2004

Policyholders with settlement agreements
Structured settlements	11	$39.0	$175.0	10.4%
Wellington	4	4.0	17.0	1.0
Coverage in place	33	14.0	76.0	4.5
Fibreboard	1		54.0	3.2
Total with settlement agreements	49	57.0	322.0	19.1

Other policyholders with active accounts
Large asbestos accounts	180	47.0	368.0	21.8
Small asbestos accounts	1,109	23.0	141.0	8.4
Total other policyholders	1,289	70.0	509.0	30.2

Assumed reinsurance and pools		8.0	148.0	8.8
Unassigned IBNR			707.0	41.9
Total	1,338	$135.0	$1,686.0	100.0%

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

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action is currently underway. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 78,190 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against CNA and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs (Varner v. Ford Motor Co., et al. (Cuyahoga County, Ohio, filed on June 12, 2003); Peplowski v. ACE American Ins. Co., et al. (U.S. D. C. N.D. Ohio, filed on April 1, 2004) and Cross v. Garlock, Inc., et al. (Trumbull County, Ohio, filed on September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no likewise basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002 against CNA, and other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (Boson v. Union Carbide Corp., et al. (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise on the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 23, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their policyholders. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflects two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the recently filed Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos claims against all their insureds which have had asbestos personal injury or wrongful death claims asserted against them in the West Virginia courts. Recently, CCC, along with other insurer defendants, filed a notice to remove the Adams Amended Complaint to Federal court. Adams v. Ins. Co. of North America (“INA”), et al. (S.D.W.Va. No. 2:05-CV-0527). The petition for removal to Federal court remains pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/ or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various statutes of limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; and (g) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

As of June 30, 2005 and December 31, 2004, CNA carried approximately $429.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3.0 million of environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. No development was recorded for the six months ended June 30, 2004. CNA recorded $10.0 million and $6.0 million of current accident year losses related to mass tort for the six months ended June 30, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $80.0 million and $59.0 million for the six months ended June 30, 2005 and 2004.

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

CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At June 30, 2005, CNA had four structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $9.0 million, net of reinsurance.

At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5.0 million, net of reinsurance, to fund future payment obligations under the agreements.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At June 30, 2005, CNA had 16 such agreements with a recorded reserve of $16.0 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16.0 million, net of reinsurance.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At June 30, 2005, CNA had 132 large accounts with a collective reserve of $72.0 million, net of reinsurance. At December 31, 2004, CNA had 134 large accounts with a collective reserve of $75.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At June 30, 2005, CNA had 386 small accounts with a collective reserve of $44.0 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47.0 million, net of reinsurance.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA had reserves of $34.0 million and $36.0 million related to these liabilities as of June 30, 2005 and December 31, 2004.

As of June 30, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $130.0 million, net of reinsurance and $163.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The table below depicts CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2005 and December 31, 2004.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
June 30, 2005	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	4	$4.0	$9.0	3.0%
Coverage in place	16	3.0	16.0	5.2
Total with Settlement Agreements	20	7.0	25.0	8.2

Other Policyholders with Active Accounts
Large pollution accounts	132	17.0	72.0	23.6
Small pollution accounts	386	10.0	44.0	14.4
Total Other Policyholders	518	27.0	116.0	38.0

Assumed Reinsurance & Pools		2.0	34.0	11.2
Unassigned IBNR			130.0	42.6
Total	538	$36.0	$305.0	$100.0%

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2004	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	2	$14.0	$5.0	1.5%
Coverage in place	15	5.0	16.0	4.7
Total with Settlement Agreements	17	19.0	21.0	6.2

Other Policyholders with Active Accounts
Large pollution accounts	134	18.0	75.0	21.9
Small pollution accounts	405	14.0	47.0	13.7
Total Other Policyholders	539	32.0	122.0	35.6

Assumed Reinsurance & Pools		2.0	36.0	10.5
Unassigned IBNR			163.0	47.7
Total	556	$53.0	$342.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Lorillard for the three and six months ended June 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Manufactured products	$928.3	$868.1	$1,723.4	$1,636.0
Net investment income	11.3	5.7	24.5	13.7
Investment (losses) gains	(0.1)	0.6	(2.0)	0.6
Other	6.1	0.2	6.1
Total	945.6	874.6	1,752.0	1,650.3
Expenses:
Cost of sales	574.4	532.3	1,061.1	999.6
Other operating	97.1	103.4	187.0	203.0
Total	671.5	635.7	1,248.1	1,202.6
	274.1	238.9	503.9	447.7
Income tax expense	111.5	93.3	200.9	174.7
Net income	$162.6	$145.6	$303.0	$273.0

Revenues increased by $71.0 million and $101.7 million, or 8.1% and 6.2%, and net income increased by $17.0 million and $30.0 million, or 11.7% and 11.0%, in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004.

The increase in revenues in the three months ended June 30, 2005, as compared to the corresponding period of 2004, is primarily due to higher net sales of $60.2 million and higher investment income of $10.8 million. Net sales revenue increased $65.9 million due to increased unit sales volume, assuming prices were unchanged from the prior year, partially offset by $5.7 million due to lower effective unit prices reflecting higher sales promotion expenses (accounted for as a reduction to net sales). Other revenues include interest of $6.1 million relating to a refund of income taxes paid in prior years.

The increase in net income in the three months ended June 30, 2005, as compared to the corresponding period of 2004, reflects the higher revenues discussed above, and lower product liability defense costs, partially offset by higher costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”), higher depreciation expense of $2.1 million pretax and charges of $33.2 million pretax due to a federal assessment (including $13.0 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $235.6 million and $234.3 million ($139.8 million and $142.8 million after taxes) for the three months ended June 30, 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $1.3 million pretax increase in tobacco settlement costs in the three months ended June 30, 2005, as compared to the comparable period of 2004, is due to the impact of the inflation adjustment ($9.7 million) and charges for higher gross unit sales ($11.4 million), partially offset by the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($12.3 million) due to the new federal assessment and other adjustments ($7.5 million) under the State Settlement Agreements.

The increase in revenues in the six months ended June 30, 2005, as compared to the corresponding period of 2004, is primarily due to higher net sales of $87.4 million and higher investment and other income of $14.3 million. Net sales revenue increased $61.0 million due to increased unit sales volume, assuming prices were unchanged from the prior year, $17.4 million due to higher effective unit prices reflecting lower sales promotion expenses, $4.1 million as a result of the reduction of approximately one percentage point in Lorillard’s cash discount rate offered to direct buying accounts and $4.9 million due to higher average wholesale unit prices due to price/sales mix. Other revenues include interest of $6.1 million relating to a refund of income taxes paid in prior years.

Net income increased in the six months ended June 30, 2005, as compared to the corresponding period of 2004, due primarily to the higher revenues discussed above, lower product liability defense costs and lower State Settlement Agreement costs as described below, partially offset by charges of $51.0 million pretax due to a federal assessment (including $30.8 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $434.3 million and $435.4 million ($261.2 million and $265.5 million after taxes) for the six months ended June 30, 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. The $1.1 million pretax decrease in tobacco settlement costs in the six months ended June 30, 2005, as compared to the comparable period of 2004, is due to the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($22.9 million) and other adjustments ($6.9 million), partially offset by the impact of the inflation adjustment ($16.5 million) and charges for higher gross unit sales ($12.2 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 2.6% and 3.5% in the three and six months ended June 30, 2005, as compared with the corresponding periods of 2004. Industry sales for premium brands were 71.6% and 71.5% of the total market in the three and six months ended June 30, 2005, as compared to 69.5% for both the corresponding periods of 2004.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 5.3% and 2.9% in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004. Domestic wholesale volume increased 5.2% and 3.1% in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004. Total Newport unit sales volume increased 6.3% and 3.9% and domestic volume increased 6.2% and 4.2% in the three and six months ended June 30, 2005, as compared with the corresponding periods of 2004. These results, while reflecting positive change, continue to be affected by on-going competitive promotions and the availability of deep discount brands.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $22.6 million, $26.6 million, $39.1 million and $53.0 million for the three and six months ended June 30, 2005 and 2004, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 14 of the Notes to

Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Selected Market Share Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(Units in billions)

Total domestic Lorillard unit volume (1)	9.395	8.932	17.609	17.071
Total domestic industry unit volume (1)	99.798	102.500	187.740	194.368

Lorillard’s share of the domestic market (1)	9.4	8.7	9.4	8.8
Lorillard’s premium segment as a percentage of its total domestic volume (1)	95.3	95.3	95.4	95.4

Newport share of the domestic segment (1)	8.6	7.9	8.6	8.0
Newport share of the premium segment (1)	12.0	11.4	12.0	11.5
Total menthol segment market share for the industry (2)	27.1	26.8	27.1	26.9
Newport’s share of the menthol segment (2)	33.1	30.7	32.9	30.8
Newport as a percentage of Lorillard’s (3):
Total volume	91.8	90.9	91.7	90.9
Net sales	93.0	92.2	92.9	92.2

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

Unless otherwise specified, all market share data in this MD&A is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers and provides analysis of market share, unit sales volume and premium versus discount mix for individual companies and the industry as a whole. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI.

MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 30.5% in the three and six months ended June 30, 2004, to 28.4% and 28.5% in the three and six months ended June 30, 2005. Virtually all of Lorillard’s sales are in the premium price segment where Lorillard’s share amounted to approximately 12.5% in the three and six months ended June 30, 2005 and 11.9% and 12.1% in the three and six months ended June 30, 2004, as reported by MSAI. Lorillard management continues to believe that volume and market share information for deep discount manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have, or may, materially adversely impact the results of operations, cash flows and financial condition of Lorillard and the Company, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Pending litigation includes:

•
A jury award in Florida of $16.3 billion in punitive damages against Lorillard in Engle v. R.J. Reynolds Tobacco Company, et al., a judgment which was vacated by the Florida Third District Court of Appeal in September of 2003. The Florida Supreme Court heard argument of plaintiffs’ appeal on November 3, 2004.

•
In Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million against the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard’s share of the Scott judgment has not been determined. The court’s final judgment also reflects its award of judicial interest. As of July 1, 2005, judicial interest totaled approximately $375.0 million. Judicial interest will continue to accrue until the judgment is paid or dismissed on appeal. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals.

•
The U.S. Department of Justice has brought an action against Lorillard and other tobacco companies. The government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering “enterprise.” On February 4, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that disgorgement was not a proper remedy in this case. On July 18, 2005, the government filed a petition for a writ of certiorari to the U.S. Supreme Court seeking review of that decision. The government now seeks funding for a smoking cessation and educational or counter-marketing programs and various injunctive relief. Trial of the case has been completed and post-trial briefings are continuing.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 77.1% in the first half of 2005. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 18.9%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.3% over the period 1984 through the first six months of 2005 according to information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 1.4 share points from 14.2% in the first six months of 2004 to 12.8% in the first six months of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette segment. As a result of on-going high levels of competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. In light of this environment, Lorillard’s ability to raise prices of its brands has been substantially affected to the extent that from March of 2002 through December of 2004 Lorillard did not increase wholesale prices. During this period, increases by manufacturers in wholesale and retail price promotion allowances served to effectively reduce the prices of many key brands. While the environment remains highly price competitive, in December of 2004 and January of 2005, several manufacturers, including Lorillard, implemented price changes in terms of increased wholesale list prices and/or lower promotional discounts on select brands.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In the first half of 2005, the federal excise tax was $0.39 per pack and combined state and local excise taxes range from $0.03 to $3.00 per pack. In the first six months of 2005, excise tax increases ranging from $0.27 to $1.00 per pack were implemented in five states. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and six months ended June 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Operating	$118.5	$52.2	$269.3	$138.1
Net investment income (loss)	0.9	(0.1)	1.4
Total	119.4	52.1	270.7	138.1
Expenses:
Operating	81.5	36.3	155.4	71.4
Interest	15.1	7.4	29.7	15.2
Total	96.6	43.7	185.1	86.6
	22.8	8.4	85.6	51.5
Income tax expense	9.1	3.4	34.0	20.5
Net income	$13.7	$5.0	$51.6	$31.0

Boardwalk Pipelines acquired Gulf South Pipelines LP (“Gulf South”) on December 29, 2004. Therefore, results of operations for the three and six months ended June 30, 2004 did not include the operations of Gulf South. Revenues and net income of Gulf South totaled $70.2 million and $12.4 million for the three months ended June 30, 2005, and $145.0 million and $31.7 million, for the six months ended June 30, 2005.

Excluding the operations of Gulf South, revenues decreased $2.9 million and $12.4 million in the three and six months ended June 30, 2005, primarily due to unfavorable market conditions for Texas Gas Transmission, LLC (“Texas Gas”), a subsidiary of Boardwalk Pipelines, during the 2004-2005 winter season. Temperatures in January and February 2005 were 20.0% warmer than the comparable period of the prior year, resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.

Excluding the operations of Gulf South, net income decreased $3.7 million and $11.1 million in the three and six months ended June 30, 2005 as compared to the same periods of 2004, primarily due to the lower revenues noted above.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Operating	$292.1	$184.6	$551.0	$368.9
Net investment income	6.1	3.1	11.9	4.7
Investment gains (losses)		0.3	(1.3)	0.3
Total	298.2	188.0	561.6	373.9
Expenses:
Operating	228.3	195.8	440.4	391.4
Interest	15.7	6.3	25.3	12.7
Total	244.0	202.1	465.7	404.1
	54.2	(14.1)	95.9	(30.2)
Income tax expense (benefit)	15.6	(2.6)	29.8	(6.8)
Minority interest	18.8	(4.8)	32.5	(9.8)
Net income (loss)	$19.8	$(6.7)	$33.6	$(13.6)
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

Revenues increased by $110.2 million and $187.7 million, or 58.6% and 50.2%, and net income increased by $26.5 million and $47.2 million in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004. Revenues increased due primarily to higher contract drilling revenues of $96.0 million and $168.8 million compared to the corresponding prior year periods.

Revenues from high specification floaters and other semisubmersible rigs increased by $75.7 million and $129.0 million in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004. The increase primarily reflects increased dayrates of $43.2 million and $72.2 million and improved utilization of $31.3 million and $55.1 million, respectively.

Revenues from jack-up rigs increased $20.9 million and $40.7 million, or 49.3% and 49.0%, in the three and six months ended June 30, 2005 due primarily to increased dayrates of $19.6 million and $35.2 million as compared to the three and six months ended June 30, 2004, respectively. Utilization fell slightly in the second quarter of 2005, resulting in a decrease in revenues of $1.0 million, but improved in the first half of 2005, which generated an additional $4.3 million in revenue as compared to the first six months of 2004. In addition, revenues in the second quarter of 2005 included $2.3 million related to deferred mobilization revenue.

Investment income increased by $3.0 million and $7.2 million, primarily due to interest earned on higher average cash and investment balances in the first three and six months of 2005, as compared to the corresponding periods of 2004.

Interest expense increased $9.4 million and $12.6 million in the three and six months ended June 30, 2005, primarily due to the write-off of $6.9 million of debt issuance costs associated with the partial repurchase of its Zero Coupon Debentures in June of 2005, and additional expense related to the issuance of its 5.2% and 4.9% senior unsecured notes.

Net income increased in the three and six months ended June 30, 2005 due primarily to the higher revenues discussed above, partially offset by increased contract drilling expenses and interest expense.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
In millions)

Revenues:
Operating	$93.3	$85.7	$180.5	$165.9
Net investment income	0.5	0.6	5.4	1.1
Total	93.8	86.3	185.9	167.0
Expenses:
Operating	72.6	71.6	141.5	139.4
Interest	2.9	1.7	4.8	3.3
Total	75.5	73.3	146.3	142.7
	18.3	13.0	39.6	24.3
Income tax expense	2.5	5.1	10.6	9.5
Net income	$15.8	$7.9	$29.0	$14.8

Revenues increased by $7.5 million and $18.9 million, or 8.7% and 11.3%, and net income increased by $7.9 million and $14.2 million in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004.

Revenues increased in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, due primarily to an increase in operating revenue, higher equity income from joint ventures and, for the six month period, increased investment income as a result of the early repayment of a note received in connection with the sale of a hotel property. The increase in operating revenue reflects an increase in revenue per available room to $162.01 and $153.30 for the three and six months ended June 30, 2005, compared to $144.77 and $138.20 in the comparable period of the prior year. Revenue per available room increased due to higher average room rates of $22.32 and $18.63, or 12.6% and 10.3%, for the three and six months ended June 30, 2005, and for the six months ended June 30, 2005, a 0.7% increase in occupancy rates.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the three and six months ended June 30, 2005 increased due to the higher revenues discussed above, partially offset by increased interest and advertising expenses.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Manufactured products	$40.4	$31.2	$79.5	$71.5
Net investment income	(51.8)	20.6	(28.0)	66.7
Investment gains (losses)	6.7	(14.5)	3.8	(11.5)
Other	9.0	12.5	9.9	18.4
Total	4.3	49.8	65.2	145.1
Expenses:
Cost of sales	19.7	15.1	38.7	35.3
Operating	30.5	27.1	56.7	56.9
Interest	21.5	27.1	88.6	75.4
Total	71.7	69.3	184.0	167.6
	(67.4)	(19.5)	(118.8)	(22.5)
Income tax expense (benefit)	(22.8)	(7.1)	(40.3)	(8.4)
Minority interest				0.1
Net income (loss)	$(44.6)	$(12.4)	$(78.5)	$(14.2)

Revenues decreased by $45.5 million and $79.9 million and net income decreased by $32.2 million and $64.3 million in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004.

Revenues decreased in the three and six months ended June 30, 2005, as compared to the corresponding periods of 2004, due primarily to lower net investment income of $72.4 million and $94.7 million and a reduction in equity income of $0.5 million and $5.7 million from shipping operations, partially offset by investment gains of $6.7 million and $3.8 million in 2005, as compared to investment losses of $14.5 million and $11.5 million in the three and six months ended June 30, 2004, respectively.

Net investment income includes income (loss) from the trading portfolio of $(61.0) million, $11.9 million, $(52.8) million and $53.1 million ($(39.7) million, $7.8 million, $(34.3) million and $34.5 million after taxes) for the three and six months ended June 30, 2005 and 2004, respectively. The loss in the three and six months ended June 30, 2005, is due primarily to a loss on interest rate swaps of $52.6 million ($34.2 million after taxes).

Net income decreased in the three and six months ended June 30, 2005 due primarily to the reduced revenues discussed above. Net income for the six months ended June 30, 2005, included $23.1 million related to charges from the early retirement of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Net income for the six months ended June 30,

2004, included $11.1 million related to charges from the early retirement of the Company’s $300.0 million principal amount of 7.6% senior notes due 2023.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

The principal operating cash flow sources of CNA’s insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2005, net cash provided by operating activities was $844.0 million as compared with $683.0 million provided for the same period in 2004. The increase in cash provided by operating activities related primarily to a reduction in claims and expense payments, which was partially offset by decreased net premium collections in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business. In addition, CNA received cash of $344.0 million in 2005 related to a commutation. Also impacting operating cash flows were net tax payments of $1.0 million in 2005 as compared with net tax refunds of $540.0 million in 2004.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2005, net cash used by investing activities was $364.0 million as compared with $542.0 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the six months ended June 30, 2005, net cash used by financing activities was $505.0 million as compared with $177.0 million used for the same period in 2004. Cash flows used for financing activities were related principally to the repayment of debt.

Debt and Other Commitments

See Note 9 of the Notes to Consolidated Condensed Financial Statements for a detailed discussion of the Company’s debt. In July of 2005, CNA Surety refinanced the $30.0 million of outstanding borrowings under its $50.0 million credit agreement with a new credit facility (the “2005 Credit Facility”). The 2005 Credit Facility provides a $50.0 million revolving credit facility that matures on June 30, 2008. The interest rate on borrowings under the 2005 Credit Facility may be fixed, at CNA Surety’s option, for a period of one, two, three, or six months and is based on, among other rates, LIBOR plus the applicable margin. The margin, including a facility fee and utilization fee can vary based on CNA Surety’s leverage ratio (debt to total capitalization) from 1.15% to 1.45%.

See Note 15 of the Notes to Consolidated Condensed Financial Statements for information related to CNA Surety’s and a large national contractor’s related party transactions with CNA. The impact of these transactions should be considered when evaluating the Company’s liquidity and capital resources.

See Note 15 of the Notes to Consolidated Condensed Financial Statements for information related to CNA’s commitments and contingencies. The impact of these commitments and contingencies should be considered when evaluating the Company’s liquidity and capital resources.

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

In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. Such review also includes examination of certain of the finite reinsurance contracts entered into by CNA and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. Several examination reports were issued by state regulatory authorities in the second quarter of 2005, and the remaining examination reports are expected to be issued in the third quarter of 2005.

Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries: (i) from California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) from the Securities and Exchange Commission (“SEC”), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by CNA; and (iii) from the New York State Attorney General concerning declinations of attorney malpractice insurance. Subsequent to issuance of its subpoena as indicated above, the SEC requested that CNA produce documents and provide additional information relating to its previously referenced restatement, including its relationship with and accounting for Accord Re. CNA continues to respond to these subpoenas, interrogatories and inquiries.

In the course of complying with the above matters, during the first quarter of 2005 CNA conducted a comprehensive review of its finite reinsurance relationships, including the contracts with Accord and other reinsurers that were the subject of the previously referenced restatement. It is possible that CNA’s analyses of, or accounting treatment for, other finite reinsurance contracts could be questioned or disputed in state regulatory examinations or in connection with the subpoenas, interrogatories and inquiries recited above in relation to finite insurance products purchased and sold by CNA and the referenced restatement, and further restatements of the Company’s financial results are possible as a consequence, which could have a material adverse impact on the Company’s financial condition. See the Critical Accounting Estimates section of this MD&A for further information.

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

The actions that can be taken by rating agencies are changes in ratings or modifiers. “On Review,”“Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change in the near term. Modifiers are utilized when the agencies are uncertain as to the impact of a CNA action or initiative, which could prove to be material to the current rating level. Modifiers are generally used to indicate a possible change in rating within 90 days. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change in the longer term. The time frame referenced in an outlook is not necessarily limited to ninety days as defined in the Credit-Watch category.

The table below reflects the various group ratings issued by A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of July 26, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

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

On June 21, 2005, A.M. Best concluded their annual review and affirmed CNA’s debt and property and casualty financial strength ratings. The negative outlook was retained. The life company rating and stable outlook were affirmed on April 22, 2005.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $406.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CCC’s earned surplus was negative at December 31, 2004. As a result, CCC obtained approval from the Department in December of 2004 for extraordinary dividends in the amount of approximately $125.0 million to be used to fund CNA’s 2005 debt service requirements. CCC’s earned surplus was restored to a positive position, in part, as a result of a $500.0 million dividend received from its subsidiary, CAC, during the first quarter of 2005.

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

Lorillard’s cash payment under the State Settlement Agreements in the six months ended June 30, 2005 was approximately $653.7 million. Lorillard estimates the remaining amount payable in 2005 will be approximately $175.0 million to $185.0 million, primarily based on estimated industry volume for 2005. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years. Lorillard’s cash payment in the six months ended June 30, 2005 for the federal assessment relating to the repeal of the federal supply management program for tobacco growers was $43.9 million. Lorillard estimates the remaining amount payable in 2005 will be approximately $65.0 million to $75.0 million.

See Item 3 - Legal Proceedings of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,576.9 million and $1,581.1 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, fixed maturity securities represented 87.1% of the total investment in marketable securities, including 33.4% invested in overnight repurchase agreements and 66.6% invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of approximately $316.8 million for the six months ended June 30, 2005, compared to a net cash inflow of $184.9 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipelines

Boardwalk Pipelines funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the six months ended June 30, 2005 amounted to $124.4 million as compared to $74.0 million for the comparable period of 2004. At June 30, 2005 and December 31, 2004, cash and investments amounted to $49.5 million and $16.5 million, respectively.

Boardwalk Pipelines’ capital expenditures for the first six months of 2005 and 2004 were $33.0 million and $7.0 million, respectively. Capital expenditures for the full year 2005 are expected to approximate $88.5 million and are expected to be funded through cash flows from operating activities.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $690.5 million at June 30, 2005, compared to $927.9 million at December 31, 2004. Cash provided by operating activities was $95.6 million in the first six months of 2005, compared to $69.3 million in the comparable period of 2004. The increase in cash flow from operations is the result of higher utilization and average dayrates earned by Diamond Offshore’s drilling units as a result of an increase in overall demand for offshore contract drilling services.

In the second quarter of 2005, Diamond Offshore entered into agreements with Keppel FELS Limited to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, will be constructed in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300.0 million. Diamond Offshore spent $56.8 million in the second quarter of 2005 related to the new construction. Diamond Offshore expects delivery of both units in the first quarter of 2008.

In May of 2005, Diamond Offshore began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig will be designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250.0 million, of which approximately $21.6 million had been spent as of June 30, 2005 and an additional $87.0 million is anticipated to be spent in the remainder of 2005. Diamond Offshore expects delivery of the upgraded rig in mid-2007.

Diamond Offshore has budgeted an additional $115.0 million of capital expenditures in 2005 associated with its ongoing rig equipment replacement and enhancement programs, and other corporate requirements. As of June 30, 2005, Diamond Offshore had spent approximately $51.0 million for capital additions, excluding upgrade costs for the Ocean Endeavor, and the construction of the two new jack-up rigs. Diamond Offshore expects to finance its 2005 capital expenditures through the use of existing cash balances or internally generated funds.

In the second quarter of 2005, Diamond Offshore signed a definitive agreement to purchase the Enserch Garden Banks, a Victory-class semi-submersible drilling rig, and related equipment for $20.0 million, primarily for its upgrade potential. Diamond Offshore expects to close this transaction in September of 2005.

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

As of June 30, 2005, Diamond Offshore had purchase obligations aggregating approximately $193.0 million and $227.2 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, respectively. Diamond Offshore had no other purchase obligations for major rig upgrades or any other significant obligations at June 30, 2005, except for those related to its direct rig operations, which arise during the normal course of business.

In June of 2005, Diamond Offshore issued $250.0 million aggregate principal amount of 4.9% Senior Notes due 2015 at an offering price of 99.785% of the principal amount which resulted in net proceeds of $247.7 million. Diamond Offshore expects to use the proceeds from this offering for general corporate purposes.

In June of 2005, Diamond Offshore repurchased $460.0 million, or $774.1 million in aggregate principal amount at maturity, of its Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represented 96.2% of its then outstanding Zero Coupon Debentures. The holders of its remaining Zero Coupon Debentures have the right to require Diamond Offshore to repurchase the debentures on June 6, 2010 and June 6, 2015 at the accreted value through the date of repurchase. Diamond Offshore may pay such repurchase price with either cash or shares of its common stock or a combination of cash and shares of common stock. Based on the redemption price of $706.82 per debenture on June 6, 2010, as of that date the Zero Coupon Debentures may be converted into shares of its common stock at $82.12 per share using the fixed conversion rate of 8.6075 shares per debenture.

Loews Hotels

Cash and investments were $61.9 million at June 30, 2005, compared to $58.6 million at December 31, 2004. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In the first quarter of 2005, Loews Hotels refinanced $107.8 million of mortgages with new loans of $206.3 million. Loews Hotels used the excess proceeds to fund repayment of its intercompany debt.

Corporate and Other

On January 27, 2005, the Company sold an additional $100.0 million principal amount of its 5.3% senior notes due 2016 and sold $300.0 million principal amount of a new issue of 6.0% senior notes due 2035. The Company used net proceeds from the sale, together with available cash, to redeem its outstanding $400.0 million principal amount of 7.0% senior notes due 2023 at a redemption price of 102.148% of the principal amount on February 28, 2005.

On April 21, 2005, the Company redeemed its outstanding $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007 at a redemption price of 100.9375% of the principal amount, plus accrued interest. The Company funded the redemption price from its available cash balances.

Corporate cash and investments, net of receivables and payables, at June 30, 2005 totaled $1.7 billion, as compared to $2.5 billion at December 31, 2004. The decrease in net cash and investments is primarily due to the redemption of its 3.1% exchangeable subordinated notes due 2007 for $1,164.4 million and $117.6 million of dividends paid to shareholders, partially offset by the receipt of $425.1 million in dividends from the Company’s subsidiaries and net proceeds of $103.5 million from the repayment of intercompany debt.

The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of July 22, 2005, $2.0 billion of securities were available for issuance under this shelf registration statement.

As of June 30, 2005, there were 185,688,595 shares of Loews common stock outstanding and 68,034,559 shares of Carolina Group stock outstanding. Depending on market and other conditions, the Company from time to time may purchase shares of its, and its subsidiaries’, outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Fixed maturity securities	$410.0	$385.5	$773.8	$792.8
Short-term investments	28.5	9.7	60.7	25.4
Limited partnerships	37.6	30.4	116.9	105.1
Equity securities	7.5	3.6	12.0	8.0
Income (loss) from trading portfolio (a)	14.1	13.8	(16.2)	33.6
Interest on funds withheld and other deposits	(50.5)	(54.9)	(89.4)	(102.7)
Other	6.4	1.4	12.8	11.2
Total investment income	453.6	389.5	870.6	873.4
Investment expenses	(14.3)	(8.6)	(25.3)	(17.4)
Net investment income	$439.3	$380.9	$845.3	$856.0
__________
(a)
The change in net unrealized gains (losses) on trading securities, included in net investment income, was $1.0 million, $(2.0) million, $(7.0) million and $2.0 million for the three and six months ended June 30, 2005 and 2004.

Net investment income increased by $58.4 million for the three months ended June 30, 2005 compared with the same period of 2004. This increase was due primarily to improved investment income from fixed maturity securities due to an expanded asset base, increased income from short term investments which reflects the improved period over period returns within the sector, and increased income in the limited partnership sector. CNA experienced slightly lower net investment income for the six months ended June 30, 2005 compared with the same period of 2004. This decrease was due primarily to a decline in trading portfolio results of $49.8 million and reduced investment income in the fixed maturity portfolio, which largely relates to the sale of the individual life business. The reduced income from the trading portfolio was largely offset by a corresponding reduction in the policyholders’ funds reserves supported by the trading portfolio. These declines were partly offset by improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 4.8% for the six months ended June 30, 2005 and 2004.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) for available-for-sale securities are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2005
	2005	2004	2005	2004
(In millions)

Realized investment (losses) gains:
Fixed maturity securities:
U.S. Government bonds	$13.6	$(1.0)	$(12.4)	$9.2
Corporate and other taxable bonds	(24.3)	27.7	(45.7)	33.2
Tax-exempt bonds	27.5	(92.1)	34.4	(19.4)
Asset-backed bonds	4.6	(3.8)	11.4	35.2
Redeemable preferred stock	(0.2)	2.8	10.2	4.3
Total fixed maturity securities	21.2	(66.4)	(2.1)	62.5
Equity securities	24.5	166.1	38.8	177.2
Derivative securities	(23.0)	49.4	(18.7)	17.4
Short-term investments	0.4		0.2
Other invested assets, including dispositions	3.4	14.7	(11.0)	18.1
Impairment loss on Individual Life business net of participating policyholders’interest		(52.7)		(618.6)
Allocated to participating policyholders’ and minority interests	(0.6)	(5.3)	2.0	(5.8)
Total realized investment gains (losses)	25.9	105.8	9.2	(349.2)
Income tax (expense) benefit	(9.2)	13.4	(5.5)	137.1
Minority interest	(1.5)	(10.4)	(0.2)	18.7
Net realized investment gains (losses)	$15.2	$108.8	$3.5	$(193.4)

Net realized investment gains were $15.2 million and $108.8 million for the three months ended June 30, 2005 and 2004. The decline in realized gains was primarily driven by decreased gains in equity securities and unfavorable results in derivative securities, partially offset by favorable results from fixed maturity securities. The second quarter of 2004 included a $95.8 million after-tax and minority interest ($162.0 million pretax) gain on the disposition of CNA’s equity holdings of Canary Wharf Group PLC (“Canary Wharf”), a London-based real estate investment. Impairment losses of $12.8 million after-tax and minority interest ($22.0 million pretax) were recorded for the three months ended June 30, 2005, including an impairment loss of $12.8 million after-tax and minority interest ($21.0 million pretax) related to loans made under a credit facility to a national contractor. See Note 15 for further details. For second quarter 2004, there were no impairments.

Net realized investment gains were $3.5 million for the six months ended June 30, 2005 as compared to net realized investment losses of $193.4 million for the six months ended June 30, 2004. The increase in the net realized investment results was due primarily to a $352.9 million after-tax and minority interest ($618.6 million pretax) loss on the sale of the individual life insurance business recorded in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $95.8 million after-tax and minority interest ($162.0 million pretax) on the disposition of Canary Wharf. Impairment losses of $31.9 million after-tax and minority interest ($54.0 million pretax) were recorded for the six months ended June 30, 2005 across various sectors, including an impairment loss of $20.1 million after-tax and minority interest ($34.0 million pretax) related to loans made under a credit facility to a national contractor. See Note 15 for further details. For the six months ended June 30, 2004, there were no impairment losses.

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

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$89.0	$88.0	$265.0	$313.0
Gross realized losses	(68.0)	(155.0)	(267.0)	(250.0)
Net realized (losses) gains on fixed maturity securities	21.0	(67.0)	(2.0)	63.0
Equity securities:
Gross realized gains	34.0	169.0	54.0	182.0
Gross realized losses	(9.0)	(3.0)	(15.0)	(5.0)
Net realized gains on equity securities	25.0	166.0	39.0	177.0
Net realized gains (losses) on fixed maturity and equity securities	$46.0	$99.0	$37.0	$240.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the six months ended June 30, 2005. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale
(In millions)

Various notes and bonds issued by the United States Treasury.
Volatility of interest rates prompted movement to other asset classes.	$10,932.0	$44.0	0-12+
Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations.
The company is experiencing inventory capacity issues. Losses relate
to actions to reduce issuer exposure.	324.0	43.0	0-12+
Issuer of high grade state general obligation bonds. Loss was incurred
as a result of unfavorable interest rate change.	227.0	5.0	0-12
Total	$11,483.0	$92.0

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	June 30, 2005		December 31, 2004
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,810.0	4.5%	$4,346.0	11.1%
Asset-backed securities	10,099.0	25.3	7,788.0	19.9
States, municipalities and political subdivisions-tax-exempt	11,048.0	27.7	8,857.0	22.6
Corporate securities	6,025.0	15.1	6,513.0	16.6
Other debt securities	2,754.0	6.9	3,053.0	7.8
Redeemable preferred stock	228.0	0.6	146.0	0.3
Options embedded in convertible debt securities	118.0	0.3	234.0	0.6
Total fixed maturity securities available-for-sale	32,082.0	80.4	30,937.0	78.9
Fixed maturity securities trading:
U.S. Treasury securities and obligations of government agencies	53.0	0.1	27.0	0.1
Asset-backed securities	125.0	0.3	125.0	0.3
Corporate securities	231.0	0.6	199.0	0.5
Other debt securities	46.0	0.1	35.0	0.1
Redeemable preferred stock	5.0		4.0
Total fixed maturity securities trading	460.0	1.1	390.0	1.0
Equity securities available-for-sale:
Common stock	299.0	0.7	260.0	0.7
Non-redeemable preferred stock	158.0	0.4	150.0	0.3
Total equity securities available-for-sale	457.0	1.1	410.0	1.0
Total equity securities trading	35.0	0.1	46.0	0.1
Short-term investments available-for-sale	4,859.0	12.2	5,404.0	13.8
Short-term investments trading	441.0	1.1	459.0	1.2
Limited partnerships	1,562.0	3.9	1,549.0	3.9
Other investments	44.0	0.1	36.0	0.1
Total general account investments	$39,940.0	100.0%	$39,231.0	100.0%

CNA’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $1,367.0 million at June 30, 2005 compared with $1,197.0 million at December 31, 2004. The unrealized position at June 30, 2005 was composed of a net unrealized gain of $1,252.0 million for fixed maturities and a net unrealized gain of $115.0 million for equity securities. The unrealized position at December 31, 2004 was composed of a net unrealized gain of $1,061.0 million for fixed maturities and a net unrealized gain of $136.0 million for equity securities.

Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
June 30, 2005	Cost	Gains	12 Months	12 Months	Gain
(In millions)

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$1,629.0	$183.0	$2.0		$181.0
Asset-backed securities	10,034.0	101.0	28.0	$8.0	65.0
States, municipalities and political subdivisions-tax-exempt	10,738.0	316.0	3.0	3.0	310.0
Corporate securities	5,630.0	463.0	53.0	15.0	395.0
Other debt securities	2,453.0	313.0	8.0	4.0	301.0
Redeemable preferred stock	228.0	2.0	2.0
Options embedded in convertible debt securities	118.0
Total fixed maturity securities available-for-sale	30,830.0	1,378.0	96.0	30.0	1,252.0
Fixed maturity securities trading	460.0
Equity securities available-for-sale:
Common stock	203.0	98.0	2.0		96.0
Non-redeemable preferred stock	139.0	19.0			19.0
Total equity securities available-for-sale	342.0	117.0	2.0		115.0
Equity securities trading	35.0
Total fixed maturity and equity securities	$31,667.0	$1,495.0	$98.0	$30.0	$1,367.0

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of government agencies	$4,233.0	$126.0	$13.0		$113.0
Asset-backed securities	7,706.0	105.0	19.0	$4.0	82.0
States, municipalities and political subdivisions-tax-exempt	8,699.0	189.0	28.0	3.0	158.0
Corporate securities	6,093.0	477.0	52.0	5.0	420.0
Other debt securities	2,769.0	295.0	11.0		284.0
Redeemable preferred stock	142.0	6.0		2.0	4.0
Options embedded in convertible debt securities	234.0
Total fixed maturity securities available-for-sale	29,876.0	1,198.0	123.0	14.0	1,061.0
Fixed maturity securities trading	390.0
Equity securities available-for-sale:
Common stock	148.0	112.0			112.0
Non-redeemable preferred stock	126.0	24.0			24.0
Total equity securities available-for-sale	274.0	136.0			136.0
Equity securities trading	46.0
Total fixed maturity and equity securities	$30,586.0	$1,334.0	$123.0	$14.0	$1,197.0

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At June 30, 2005, the carrying value of the general account fixed maturities was $32,542.0 million, representing 81.5% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $126.0 million in gross unrealized losses consisting of municipal securities which represented 5.0%, corporate bonds which represented 54.0%, asset-backed securities which represented 29.0%, and all other fixed maturity securities which represented 12.0%. Within corporate bonds, the largest industry sectors were consumer cyclical and industrial, which represented 37.0% and 18.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at June 30, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1.0%	1.0%
Due after one year through five years	7.0	14.0
Due after five years through ten years	10.0	27.0
Due after ten years	19.0	29.0
Asset-backed securities	63.0	29.0
Total	100.0%	100.0%

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at June 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	June 30, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$5,312.0	$34.0	$7,742.0	$53.0
7-12 months	1,115.0	13.0	2,448.0	59.0
13-24 months	882.0	17.0	368.0	12.0
Greater than 24 months	102.0	2.0	2.0
Total investment grade	7,411.0	66.0	10,560.0	124.0
Non-investment grade:
0-6 months	686.0	42.0	188.0	7.0
7-12 months	76.0	7.0	69.0	4.0
13-24 months	130.0	11.0	20.0	2.0
Greater than 24 months	5.0
Total non-investment grade	897.0	60.0	277.0	13.0
Total fixed maturity securities	8,308.0	126.0	10,837.0	137.0
Equity securities:
0-6 months	79.0	2.0	4.0
7-12 months	3.0		1.0
13-24 months	2.0		1.0
Greater than 24 months	3.0		3.0
Total equity securities	87.0	2.0	9.0
Total fixed maturity and equity securities	$8,395.0	$128.0	$10,846.0	$137.0

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

CNA’s non-investment grade fixed maturity securities available-for-sale as of June 30, 2005 that were in a gross unrealized loss position had a fair value of $897.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA’s

Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2005 and December 31, 2004.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
June 30, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$686.0	$17.0	$13.0	$11.0	$1.0	$42.0
7-12 months	76.0	4.0	3.0			7.0
13-24 months	130.0	5.0	5.0	1.0		11.0
Greater than 24 months	5.0
Total non-investment grade	$897.0	$26.0	$21.0	$12.0	$1.0	$60.0

December 31, 2004

Fixed maturity securities:
Non- investment grade:
0-6 months	$188.0	$6.0	$1.0			$7.0
7-12 months	69.0	3.0	1.0			4.0
13-24 months	20.0	1.0	1.0			2.0
Greater than 24 months
Total non-investment grade	$277.0	$10.0	$3.0			$13.0

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at June 30, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities available for sale as of June 30, 2005 that were in an unrealized loss position had a fair value of $87.0 million. CNA’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

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

The general account portfolio consists primarily of high quality bonds, 91.3% and 92.8% of which were rated as investment grade (rated BBB or higher) at June 30, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	June 30, 2005		December 31, 2004
(In millions of dollars)

U.S. Government and affiliated agency securities	$2,086.0	6.5%	$4,640.0	14.9%
Other rated	17,966.0	55.6	14,628.0	46.9
AA and A rated	5,520.0	17.1	5,597.0	17.9
BBB rated	3,912.0	12.1	4,072.0	13.1
Non investment-grade	2,825.0	8.7	2,240.0	7.2
Total	$32,309.0	100.0%	$31,177.0	100.0%

At June 30, 2005 and at December 31, 2004, approximately 97.0% and 99.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

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

The carrying value of non-traded securities at June 30, 2005 was $102.0 million which represents 0.3% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $64.0 million at June 30, 2005. Of the non-traded securities, 56.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at June 30, 2005 were $10,224.0 million of asset-backed securities, at fair value, consisting of approximately 61.0% in collateralized mortgage obligations (“CMO”s), 19.0% in corporate mortgage-backed pass-through certificates, 17.0% in corporate asset-backed obligations, and 3.0% in U.S. Government agency issued pass-through certificates. The CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	June 30,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$2,371.0	$1,655.0
U.S. Treasury securities	681.0	2,382.0
Money market funds	222.0	174.0
Other	1,585.0	1,193.0
Total short-term investments available-for-sale	4,859.0	5,404.0

Short-term investments trading:
Commercial paper	45.0	46.0
U.S. Treasury securities	65.0	300.0
Money market funds	326.0	99.0
Other	5.0	14.0
Total short-term investments trading	441.0	459.0

Total short-term investments	$5,300.0	$5,863.0

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

ACCOUNTING STANDARDS

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a complete replacement of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

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

In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or equity.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by officials of the Company and its subsidiaries during presentations about the Company, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,”“intend,”“plan,”“anticipate,”“estimate,”“believe,”“will be,”“will continue,”“will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by the Company or its subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

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

•
legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products and possible resulting changes in accounting and financial reporting in relation to such products, including the Company's restatement of financial results in May of 2005 and its relationship with Accord Re Ltd. as disclosed in connection with that restatement;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company’s measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at June 30, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company’s investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of the Company’s interest sensitive assets and liabilities that were held on June 30, 2005 and December 31, 2004 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company’s debt, as of June 30, 2005 and December 31, 2004 is denominated in U.S. Dollars. The Company’s debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $426.2 million and $426.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $354.8 million and $494.4 million, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at June 30, 2005 and December 31, 2004, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company’s asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2005 and December 31, 2004, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at June 30, 2005 and December 31, 2004.

The following tables present the Company’s market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities	$350.0	$233.1	$(88.0)	$(59.0)
Options - purchased	25.1	19.9	(4.0)	(2.0)
- written	(4.4)	(2.6)	(2.0)	1.0
Warrants	1.3	1.0
Short sales	(72.7)	(77.6)	18.0	19.0
Limited partnership investments	482.6	427.7	(37.0)	(30.0)

Interest rate (2):
Fixed maturities-short	(28.0)		(2.0)
Futures-long			27.0
Futures - short			(33.0)	(10.0)
Interest rate swaps-long			2.0
Interest rate swaps-short	(44.0)	(5.5)	(141.0)	(46.0)
Fixed maturities	459.6	390.0	5.0	4.0
Short-term investments	441.5	459.2
Other derivatives	4.4	2.1	7.0	(6.0)

Gold (3):
Options - purchased	0.5	0.2	19.0	11.0
- written	(0.5)	(0.1)	(33.0)	(15.0)
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

(a)
In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(288.0) and $(289.0) at June 30, 2005 and December 31, 2004, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$457.4	$410.1	$(113.0)	$(103.0)
Separate accounts	54.4	55.0	(14.0)	(14.0)
Limited partnership investments	1,346.4	1,355.7	(77.0)	(75.0)

Interest rate (2):
Fixed maturities (a)(b)	32,607.7	33,112.1	(2,112.0)	(1,855.0)
Short-term investments (a)	9,064.6	7,847.6	(5.0)	(7.0)
Other invested assets	37.6	47.8
Other derivative securities	1.9	(7.9)	134.0	9.0
Separate accounts (a):
Fixed maturities	490.4	486.3	(23.0)	(24.0)
Short-term investments	19.1	19.8
Debt	(5,590.0)	(7,101.0)
__________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(226.0), and $(254.0) at June 30, 2005 and December 31, 2004, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(57.0) and $(64.0) at June 30, 2005 and December 31, 2004, respectively.

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

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005 and concluded that the Company’s controls and procedures were effective.

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

CLASS ACTION CASES

In the case of Willard Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court has entered an order granting defendants’ motion for class decertification. Plaintiffs are appealing this decision. This matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

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

In the case of In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the U.S. Court of Appeals for the Second Circuit has decertified the class ordered by the trial court. The Second Circuit has not ruled on plaintiffs’ motion for reconsideration of the decertification ruling. This matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

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

In the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998), trial is scheduled for January of 2006. Numerous Missouri hospitals also are plaintiffs in this matter. As a result of a June 2005 ruling, the court has limited plaintiffs’ claims by barring those that occurred more than five years before the case was filed.

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

In the case of Temple v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Middle District, Tennessee, filed as individual smoking and health case on February 7, 2000; amended complaint filed in order to expand plaintiffs’ claims, September 11, 2000), plaintiffs did not seek further appellate review of the orders that dismissed this matter.

In the case of United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999), this matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Reimbursement Cases.”

Item 4.  Submission of Matters to a Vote of Security Holders.

Set forth below is information relating to the 2005 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 11:00 A.M., May 10, 2005. Represented at the meeting, in person or by proxy, were shares representing 181,188,885 votes, approximately 94.2% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 96% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld

Joseph L. Bower	178,230,380	2,958,505
John Brademas	176,946,636	4,242,249
Charles M. Diker	178,963,975	2,224,910
Paul J. Fribourg	178,999,904	2,188,981
Walter L. Harris	177,540,174	3,648,711
Philip A. Laskawy	176,678,421	4,510,464
Gloria R. Scott	177,019,182	4,169,703
Andrew H. Tisch	173,055,240	8,133,645
James S. Tisch	175,742,249	5,446,636
Jonathan M. Tisch	175,647,822	5,541,063
Preston R. Tisch	175,566,304	5,622,581

Ratification of the appointment of independent auditors

Approved - 176,853,594 votes, approximately 97.6% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company. 3,412,930 votes, approximately 1.9% of the votes cast, voted against, and shares representing 922,361 votes, approximately 0.5% of the votes cast, abstained.

Approval of amended and restated Loews Corporation 2000 Stock Option Plan

Approved - 160,197,355 votes, approximately 95.6% of the votes cast, voted to approve the amended and restated Loews Corporation 2000 Stock Option Plan. 5,722,390 votes, approximately 3.4% of the votes cast, voted against, and shares representing 1,704,302 votes, approximately 1.0% of the votes cast, abstained. In addition, there were shares representing 13,564,838 votes as to which brokers indicated that they did not have authority to vote (“broker non-votes”).

Approval of amended and restated Loews Corporation Incentive Compensation Plan for Executive Officers

Approved - 173,337,295 votes, approximately 95.7% of the votes cast, voted to approve the amended and restated Loews Corporation Incentive Compensation Plan for Executive Officers. 6,725,004 votes, approximately 3.7% of the votes cast, voted against, and shares representing 1,126,579 votes, approximately 0.6% of the votes cast, abstained. In addition, there were seven broker non-votes.

Shareholder proposal relating to cumulative voting

Rejected - 123,171,720 votes, approximately 73.5% of the votes cast, voted against this shareholder proposal. 42,597,174 votes, approximately 25.4% of the votes cast, were cast for, and shares representing 1,855,153 votes, approximately 1.1% of the votes cast, abstained. In addition, there were 13,564,838 broker non-votes.

Shareholder proposal relating to political contributions

Rejected - 151,664,396 votes, approximately 90.5% of the votes cast, voted against this shareholder proposal. 5,415,037 votes, approximately 3.2% of the votes cast, were cast for, and shares representing 10,544,615 votes, approximately 6.3% of the votes cast, abstained. In addition, there were 13,564,837 broker non-votes.

Shareholder proposal relating to environmental tobacco smoke

Rejected - 153,826,090 votes, approximately 91.7% of the votes cast, voted against this shareholder proposal. 3,312,547 votes, approximately 2.0% of the votes cast, were cast for, and shares representing 10,485,411 votes, approximately 6.3% of the votes cast, abstained. In addition, there were 13,001,737 broker non-votes.

Shareholder proposal relating to cigarette ignition propensity

Rejected - 153,940,115 votes, approximately 91.8% of the votes cast, voted against this shareholder proposal. 3,205,151 votes, approximately 1.9% of the votes cast, were cast for, and shares representing 10,478,783 votes, approximately 6.3% of the votes cast, abstained. In addition, there were 13,564,836 broker non-votes.

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

*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 29, 2005	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)