Form 10-Q
period 2005-09-30
LOEWS CORP
filed 2005-10-28
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at October 21, 2005
Common stock, $1.00 par value	185,746,595 shares
Carolina Group stock, $0.01 par value	68,182,178 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Condensed Balance Sheets
September 30, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income
Three and nine months ended September 30, 2005 and 2004 Restated	4

Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 Restated	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	65

Item 3. Quantitative and Qualitative Disclosures about Market Risk	126

Item 4. Controls and Procedures	129

Part II. Other Information	130

Item 1. Legal Proceedings	130

Item 6. Exhibits	131

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $32,903.5 and $32,435.1	$33,554.9	$33,502.1
Equity securities, cost of $815.4 and $501.5	963.2	664.1
Limited partnership investments	1,898.3	1,783.4
Other investments	31.3	42.1
Short-term investments	10,062.1	8,306.8
Total investments	46,509.8	44,298.5
Cash	203.0	219.9
Receivables	17,538.0	18,696.2
Property, plant and equipment	4,883.8	4,840.7
Deferred income taxes	719.9	640.9
Goodwill and other intangible assets	296.5	294.1
Other assets	2,697.2	2,808.7
Deferred acquisition costs of insurance subsidiaries	1,234.1	1,268.1
Separate account business	553.7	567.8
Total assets	$74,636.0	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$31,435.3	$31,523.0
Future policy benefits	6,181.0	5,882.5
Unearned premiums	4,343.0	4,522.1
Policyholders’ funds	1,587.6	1,724.6
Total insurance reserves	43,546.9	43,652.2
Payable for securities purchased	1,919.3	595.5
Collateral on loaned securities and derivatives	2,006.2	918.0
Short-term debt	69.3	1,010.1
Long-term debt	5,167.1	5,980.2
Reinsurance balances payable	2,648.6	2,980.8
Other liabilities	4,133.6	4,094.5
Separate account business	553.7	567.8
Total liabilities	60,044.7	59,799.1
Minority interest	1,768.3	1,679.8
Shareholders’ equity	12,823.0	12,156.0
Total liabilities and shareholders’ equity	$74,636.0	$73,634.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except per share data)		(Restated -		(Restated -
		See Note 17)		See Note 17)
Revenues:
Insurance premiums	$1,873.5	$1,946.0	$5,684.3	$6,218.3
Net investment income	608.0	395.4	1,468.5	1,337.6
Investment gains (losses)	60.0	(49.6)	69.7	(409.4)
Manufactured products (including excise taxes of
$176.2, $167.9, $511.4 and $493.6)	968.3	918.0	2,771.2	2,625.5
Other	628.1	576.9	1,916.1	1,423.7
Total	4,137.9	3,786.7	11,909.8	11,195.7

Expenses:
Insurance claims and policyholders’ benefits	1,871.4	1,596.1	4,886.4	4,854.8
Amortization of deferred acquisition costs	415.5	373.8	1,167.6	1,114.1
Cost of manufactured products sold	562.6	523.7	1,662.4	1,558.6
Other operating expenses	763.3	815.8	2,262.1	2,376.6
Interest	73.9	73.3	289.5	245.9
Total	3,686.7	3,382.7	10,268.0	10,150.0
	451.2	404.0	1,641.8	1,045.7
Income tax expense	104.6	121.4	446.6	292.6
Minority interest	46.6	4.1	121.7	19.2
Total	151.2	125.5	568.3	311.8
Net income	$300.0	$278.5	$1,073.5	$733.9

Net income attributable to:
Loews common stock	$232.5	$225.1	$903.8	$605.5
Carolina Group stock	67.5	53.4	169.7	128.4
Total	$300.0	$278.5	$1,073.5	$733.9

Basic net income per share:
Loews common share	$1.25	$1.21	$4.87	$3.26
Carolina Group share	$0.99	$0.92	$2.49	$2.21

Diluted net income per share:
Loews common share	$1.25	$1.21	$4.86	$3.26
Carolina Group share	$0.99	$0.92	$2.49	$2.21

Basic weighted average number of shares outstanding:
Loews common stock	185.72	185.49	185.66	185.48
Carolina Group stock	68.13	57.97	68.06	57.97

Diluted weighted average number of shares outstanding
Loews common stock	186.03	185.62	185.93	185.62
Carolina Group stock	68.23	57.98	68.14	57.99

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30	2005	2004
(In millions)		(Restated -
		See Note 17)
Operating Activities:
Net income	$1,073.5	$733.9
Adjustments to reconcile net income to net cash provided
(used) by operating activities - net	125.9	636.5
Changes in operating assets and liabilities-net:
Reinsurance receivables	1,238.4	(891.7)
Other receivables	36.6	356.9
Federal income tax	(93.7)	620.2
Prepaid reinsurance premiums	214.0	439.5
Deferred acquisition costs	34.0	149.5
Insurance reserves and claims	(106.3)	488.3
Reinsurance balances payable	(331.2)	(256.5)
Other liabilities	37.5	(179.8)
Trading securities	(273.5)	97.4
Other-net	(157.3)	148.8
	1,797.9	2,343.0

Investing Activities:
Purchases of fixed maturities	(60,542.6)	(57,359.8)
Proceeds from sales of fixed maturities	52,321.8	44,529.6
Proceeds from maturities of fixed maturities	8,850.5	7,552.7
Purchases of equity securities	(359.6)	(401.3)
Proceeds from sales of equity securities	291.4	548.3
Purchases of property, plant and equipment	(317.1)	(195.7)
Proceeds from sales of property and equipment	15.3	30.0
Change in collateral on loaned securities and derivatives	1,088.2	(326.0)
Sales of businesses		647.1
Proceeds from casualty loss of Ocean Warwick	44.1
Change in short-term investments	(1,434.7)	2,799.0
Change in other investments	186.8	(21.1)
	144.1	(2,197.2)

Financing Activities:
Dividends paid	(176.5)	(162.6)
Dividends paid to minority interests	(14.6)	(11.1)
Purchases of treasury shares by subsidiary		(18.1)
Issuance of common stock	12.7	1.7
Principal payments on debt	(3,203.0)	(557.0)
Issuance of debt	1,418.0	546.9
Returns and deposits of policyholder account balances on
investment contracts		10.3
Other	4.5	2.4
	(1,958.9)	(187.5)
Net change in cash	(16.9)	(41.7)
Cash, beginning of period	219.9	180.8
Cash, end of period	$203.0	$139.1

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

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004.

Net income for the third quarter and the first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K/A which should be read in conjunction with these Consolidated Condensed Financial Statements.

The Company’s indirect wholly owned subsidiary, Boardwalk Pipeline Partners, LP, has filed a Registration Statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common units. Prior to completing its initial public offering, Boardwalk Pipeline Partners, LP would become the holder of all of the outstanding equity of Boardwalk Pipelines, the parent company of Texas Gas and Gulf South.

In the fourth quarter of 2004, investment gains (losses) related to the Corporate trading portfolio were reclassified to net investment income on the Consolidated Condensed Statements of Income. Prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) in any period.

Accounting changes - In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a complete replacement of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. EITF No. 04-5 is not expected to have a significant impact on the results of operations or equity of the Company.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$232.5	$225.1	$903.8	$605.5
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(1.3)	(1.2)	(3.9)	(3.7)
Pro forma net income	$231.2	$223.9	$899.9	$601.8

Carolina Group stock:
Net income as reported	$67.5	$53.4	$169.7	$128.4
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net			(0.1)	(0.1)
Pro forma net income	$67.5	$53.4	$169.6	$128.3

Basic net income per share:

Loews common stock:
As reported	$1.25	$1.21	$4.87	$3.26
Pro forma	1.24	1.21	4.85	3.24
Carolina Group stock:
As reported	$0.99	$0.92	$2.49	$2.21
Pro forma	0.99	0.92	2.49	2.21

Diluted net income per share:

Loews common stock:
As reported	$1.25	$1.21	$4.86	$3.26
Pro forma	1.24	1.21	4.84	3.24
Carolina Group Stock:
As reported	$0.99	$0.92	$2.49	$2.21
Pro forma	0.99	0.92	2.49	2.21

Comprehensive income (loss) - Comprehensive income (loss) includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2005 and 2004, comprehensive income (loss) totaled $(27.9) million, $825.2 million, $828.4 million and $564.0 million, respectively. Comprehensive income (loss) includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Net investment income consisted of:

Fixed maturity securities	$397.0	$399.8	$1,194.4	$1,204.0
Short-term investments	53.8	17.8	129.7	48.4
Limited partnerships	78.7	28.0	202.1	140.5
Equity securities	7.8	5.1	21.4	14.4
Income (loss) from trading portfolio	103.8	(9.0)	34.8	77.7
Interest expense on funds withheld and other deposits	(49.2)	(54.1)	(138.6)	(156.8)
Other	8.6	14.4	63.6	43.3
Total investment income	600.5	402.0	1,507.4	1,371.5
Investment expenses	7.5	(6.6)	(38.9)	(33.9)
Net investment income	$608.0	$395.4	$1,468.5	$1,337.6

Investment gains (losses) are as follows:

Derivative instruments	$53.1	$(105.8)	$34.4	$(88.4)
Fixed maturities	14.3	39.2	14.4	90.3
Equity securities, including short positions	7.8	10.0	48.0	187.2
Short-term investments	1.1		(2.0)	1.0
Other, including guaranteed separate account business (a)	(16.3)	7.0	(25.1)	(599.5)
Investment gains (losses)	60.0	(49.6)	69.7	(409.4)
Income tax (expense) benefit	(22.4)	16.1	(28.0)	156.8
Minority interest	(3.6)	3.6	(3.5)	22.3
Investment gains (losses) - net	$34.0	$(29.9)	$38.2	$(230.3)
__________
(a)	Includes a pretax loss of $618.6 ($352.9 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the nine months ended September 30, 2004.

Pretax investment gains were $60.0 million for the three months ended September 30, 2005 as compared to investment losses of $49.6 million for the three months ended September 30, 2004. The increase was primarily driven by favorable results in derivative securities and improved results in corporate and other taxable bonds, partially offset by less favorable results from tax-exempt bonds. Impairment losses of $17.0 million and $19.0 million were recorded for the three months ended September 30, 2005 and 2004.

Pretax investment gains were $69.7 million for the nine months ended September 30, 2005 as compared to investment losses of $409.4 million for the nine months ended September 30, 2004. The improvement in the realized investment results was due primarily to a $618.6 million pretax loss on the sale of the individual life insurance business in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $162.0 million pretax on the disposition of Canary Wharf. Impairment losses of $84.4 million were recorded for the nine months ended September 30, 2005 across various sectors, including an impairment loss of $47.0 million related to loans made under a credit facility to a national contractor. See Note 15 for further details. Impairment losses were $19.0 million for other-than-temporary declines in fair value for fixed maturity and equity securities for the nine months ended September 30, 2004.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses		Net
	Amortized	Unrealized	Less Than	Greater Than	Unrealized
September 30, 2005	Cost	Gains	12 Months	12 Months	Gain (Loss)	Fair Value
(In millions)

Fixed Maturity securities:
U.S. government and
obligations of government
agencies	$4,182.3	$124.9	$18.4	$0.5	$105.9	$4,288.3
Asset-backed securities	10,615.9	41.5	102.4	13.6	(74.5)	10,541.4
States, municipalities and
political subdivisions-
tax exempt	8,944.6	181.0	43.5	6.7	130.8	9,075.4
Corporate	5,722.3	325.5	69.5	14.7	241.3	5,963.6
Other debt	2,697.1	255.3	14.1	2.7	238.5	2,935.6
Redeemable preferred
stocks	212.5	4.0	2.1		1.9	214.4
Options embedded in
convertible debt securities	1.0					1.0
Fixed maturities available-
for-sale	32,375.7	932.2	250.0	38.2	643.9	33,019.7
Fixed maturity trading
securities	527.8	10.5	1.6	1.5	7.4	535.2
Total fixed maturities	32,903.5	942.7	251.6	39.7	651.3	33,554.9
Equity Securities:
Equity securities available-
for-sale	381.2	128.4	2.3	0.3	125.8	507.0
Equity securities, trading
portfolio	434.2	45.7	17.1	6.6	22.0	456.2
Total equity securities	815.4	174.1	19.4	6.9	147.8	963.2
Short-term investments
available-for-sale	10,062.1					10,062.1
	$43,781.0	$1,116.8	$271.0	$46.6	$799.1	$44,580.2

			Gross Unrealized Losses		Net
	Amortized	Unrealized	Less than	Greater than	Unrealized	Fair
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain	Value
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

Certain options were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Loews Stock	851	451,147	26,952	370,696
Carolina Group Stock	563	327,250	190	254,631

The attribution of income to each class of common stock for the three and nine months ended September 30, 2005 and 2004, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except %)

Loews common stock:

Consolidated net income	$300.0	$278.5	$1,073.5	$733.9
Less income attributable to Carolina Group stock	67.5	53.4	169.7	128.4
Income attributable to Loews common stock	$232.5	$225.1	$903.8	$605.5

Carolina Group stock:
Income available to Carolina Group stock	$172.0	$159.9	$432.6	$384.3
Weighted average economic interest of the Carolina Group	39.26%	33.43%	39.23%	33.43%

Income attributable to Carolina Group stock	$67.5	$53.4	$169.7	$128.4

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares attributable to Loews common stock for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Weighted average shares outstanding-basic	185.72	185.49	185.66	185.48
Stock options	0.31	0.13	0.27	0.14
Weighted average shares outstanding-diluted	186.03	185.62	185.93	185.62

For the three and nine months ended September 30, 2005 and 2004, net income per common share attributable to Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.7 billion outstanding at September 30, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of September 30, 2005, the outstanding Carolina Group stock represents a 39.27% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 39.27% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

Carolina Group stock represents a 39.26%, 33.43%, 39.23% and 33.43% weighted average economic interest in the Carolina Group for the three and nine months ended September 30, 2005 and 2004, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,727.5	$101.0	$1,828.5	$44,681.3			$46,509.8
Cash	52.1		52.1	150.9			203.0
Receivables	27.1	0.4	27.5	17,533.5	$(23.0)	(a)	17,538.0
Property, plant and
equipment	223.5		223.5	4,660.3			4,883.8
Deferred income taxes	412.9		412.9	307.0			719.9
Goodwill and other intangible
assets				296.5			296.5
Other assets	363.5		363.5	2,333.7			2,697.2
Investment in combined
attributed net assets of the
Carolina Group				1,523.9	(1,709.8)	(a)
					185.9	(b)
Deferred acquisition costs of
insurance subsidiaries				1,234.1			1,234.1
Separate account business				553.7			553.7
Total assets	$2,806.6	$101.4	$2,908.0	$73,274.9	$(1,546.9)		$74,636.0

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,546.9			$43,546.9
Payable for securities
purchased				1,919.3			1,919.3
Collateral on loaned securities
and derivatives				2,006.2			2,006.2
Short-term debt				69.3			69.3
Long-term debt		$1,709.8	$1,709.8	5,167.1	$(1,709.8)	(a)	5,167.1
Reinsurance balances payable				2,648.6			2,648.6
Other liabilities	$1,488.5	15.8	1,504.3	2,652.3	(23.0)	(a)	4,133.6
Separate account business				553.7			553.7
Total liabilities	1,488.5	1,725.6	3,214.1	58,563.4	(1,732.8)		60,044.7
Minority interest				1,768.3			1,768.3
Shareholders’ equity	1,318.1	(1,624.2)	(306.1)	12,943.2	185.9	(b)	12,823.0
Total liabilities and
shareholders’ equity	$2,806.6	$101.4	$2,908.0	$73,274.9	$(1,546.9)		$74,636.0
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.73% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,689.3	$(25.2)	(a)	18,696.2
Property, plant and
equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	204.4			640.9
Goodwill and other intangible
assets				294.1			294.1
Other assets	396.5		396.5	2,412.2			2,808.7
Investment in combined
attributed net assets of the
Carolina Group				1,566.0	(1,871.2)	(a)
					305.2	(b)
Deferred acquisition costs of
insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,652.2			$43,652.2
Payable for securities
purchased				595.5			595.5
Collateral on loaned securities
and derivatives				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2)	(a)	5,980.2
Reinsurance balances payable				2,980.8			2,980.8
Other liabilities	$1,392.6	16.4	1,409.0	2,710.7	(25.2)	(a)	4,094.5
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,415.3	(1,896.4)		59,799.1
Minority interest				1,679.8			1,679.8
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,352.8	305.2	(b)	12,156.0
Total liabilities and
shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,447.9	$(1,591.2)		$73,634.9
__________
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,873.5			$1,873.5
Net investment income	$18.9	$1.6	$20.5	622.3	$(34.8)	(a)	608.0
Investment gains				60.0			60.0
Manufactured products	928.4		928.4	39.9			968.3
Other				628.1			628.1
Total	947.3	1.6	948.9	3,223.8	(34.8)		4,137.9

Expenses:

Insurance claims and
policyholders’ benefits				1,871.4			1,871.4
Amortization of deferred
acquisition costs				415.5			415.5
Cost of manufactured products
sold	543.9		543.9	18.7			562.6
Other operating expenses	95.3		95.3	668.0			763.3
Interest		34.8	34.8	73.9	(34.8)	(a)	73.9
Total	639.2	34.8	674.0	3,047.5	(34.8)		3,686.7

	308.1	(33.2)	274.9	176.3			451.2

Income tax expense (benefit)	115.2	(12.3)	102.9	1.7			104.6
Minority interest				46.6			46.6
Total	115.2	(12.3)	102.9	48.3			151.2

Income (loss) from operations	192.9	(20.9)	172.0	128.0			300.0
Equity in earnings of the
Carolina Group				104.5	(104.5)	(b)
Net income (loss)	$192.9	$(20.9)	$172.0	$232.5	$(104.5)		$300.0
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
September 30, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,946.0			$1,946.0
Net investment income	$7.5	$0.6	$8.1	426.6	$(39.3)	(a)	395.4
Investment losses				(49.6)			(49.6)
Manufactured products	879.3		879.3	38.7			918.0
Other				576.9			576.9
Total	886.8	0.6	887.4	2,938.6	(39.3)		3,786.7

Expenses:

Insurance claims and
policyholders’ benefits				1,596.1			1,596.1
Amortization of deferred
acquisition costs				373.8			373.8
Cost of manufactured products
sold	504.8		504.8	18.9			523.7
Other operating expenses	85.0	0.1	85.1	730.7			815.8
Interest		39.3	39.3	73.3	(39.3)	(a)	73.3
Total	589.8	39.4	629.2	2,792.8	(39.3)		3,382.7

	297.0	(38.8)	258.2	145.8			404.0

Income tax expense (benefit)	113.0	(14.7)	98.3	23.1			121.4
Minority interest				4.1			4.1
Total	113.0	(14.7)	98.3	27.2			125.5

Income (loss) from operations	184.0	(24.1)	159.9	118.6			278.5
Equity in earnings of the
Carolina Group				106.5	(106.5)	(b)
Net income (loss)	$184.0	$(24.1)	$159.9	$225.1	$(106.5)		$278.5
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$5,684.3			$5,684.3
Net investment income	$43.4	$3.5	$46.9	1,528.6	$(107.0)	(a)	1,468.5
Investment gains (losses)	(2.0)		(2.0)	71.7			69.7
Manufactured products	2,651.8		2,651.8	119.4			2,771.2
Other	6.1		6.1	1,910.0			1,916.1
Total	2,699.3	3.5	2,702.8	9,314.0	(107.0)		11,909.8

Expenses:

Insurance claims and
policyholders’ benefits				4,886.4			4,886.4
Amortization of deferred
acquisition costs				1,167.6			1,167.6
Cost of manufactured products
sold	1,605.0		1,605.0	57.4			1,662.4
Other operating expenses	282.3	0.2	282.5	1,979.6			2,262.1
Interest		107.0	107.0	289.5	(107.0)	(a)	289.5
Total	1,887.3	107.2	1,994.5	8,380.5	(107.0)		10,268.0

	812.0	(103.7)	708.3	933.5			1,641.8

Income tax expense (benefit)	316.1	(40.4)	275.7	170.9			446.6
Minority interest				121.7			121.7
Total	316.1	(40.4)	275.7	292.6			568.3

Income (loss) from operations	495.9	(63.3)	432.6	640.9			1,073.5
Equity in earnings of the
Carolina Group				262.9	(262.9)	(b)
Net income (loss)	$495.9	$(63.3)	$432.6	$903.8	$(262.9)		$1,073.5
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$6,218.3			$6,218.3
Net investment income	$21.2	$1.3	$22.5	1,434.5	$(119.4)	(a)	1,337.6
Investment gains (losses)	0.6		0.6	(410.0)			(409.4)
Manufactured products	2,515.3		2,515.3	110.2			2,625.5
Other				1,423.7			1,423.7
Total	2,537.1	1.3	2,538.4	8,776.7	(119.4)		11,195.7

Expenses:

Insurance claims and
policyholders’ benefits				4,854.8			4,854.8
Amortization of deferred
acquisition costs				1,114.1			1,114.1
Cost of manufactured products
sold	1,504.4		1,504.4	54.2			1,558.6
Other operating expenses	288.0	0.4	288.4	2,088.2			2,376.6
Interest		119.4	119.4	245.9	(119.4)	(a)	245.9
Total	1,792.4	119.8	1,912.2	8,357.2	(119.4)		10,150.0

	744.7	(118.5)	626.2	419.5			1,045.7

Income tax expense (benefit)	287.7	(45.8)	241.9	50.7			292.6
Minority interest				19.2			19.2
Total	287.7	(45.8)	241.9	69.9			311.8

Income (loss) from operations	457.0	(72.7)	384.3	349.6			733.9
Equity in earnings of the
Carolina Group				255.9	(255.9)	(b)
Net income (loss)	$457.0	$(72.7)	$384.3	$605.5	$(255.9)		$733.9
__________
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$670.8	$(64.2)	$606.6	$1,335.3	$(144.0)	$1,797.9

Investing activities:

Purchases of property and
equipment	(28.6)		(28.6)	(288.5)		(317.1)
Change in short-term
investments	(162.6)	(1.0)	(163.6)	(1,271.1)		(1,434.7)
Other investing activities				2,057.3	(161.4)	1,895.9
	(191.2)	(1.0)	(192.2)	497.7	(161.4)	144.1

Financing activities:

Dividends paid to
shareholders	(463.0)	226.1	(236.9)	(83.6)	144.0	(176.5)
Reduction of intergroup
notional debt		(161.4)	(161.4)		161.4
Other financing activities				(1,782.4)		(1,782.4)
	(463.0)	64.7	(398.3)	(1,866.0)	305.4	(1,958.9)
Net change in cash	16.6	(0.5)	16.1	(33.0)		(16.9)
Cash, beginning of period	35.5	0.5	36.0	183.9		219.9
Cash, end of period	$52.1		$52.1	$150.9		$203.0

Nine Months Ended
September 30, 2004

Net cash (used) provided by
operating activities	$544.7	$(73.5)	$471.2	$2,029.4	$(157.6)	$2,343.0

Investing activities:

Purchases of property and
equipment	(40.0)		(40.0)	(155.7)		(195.7)
Change in short-term investments	(104.3)		(104.3)	2,903.3		2,799.0
Other investing activities	0.4		0.4	(4,710.1)	(90.8)	(4,800.5)
	(143.9)		(143.9)	(1,962.5)	(90.8)	(2,197.2)

Financing activities:

Dividends paid to shareholders	(401.0)	164.3	(236.7)	(83.5)	157.6	(162.6)
Reduction of intergroup notional
debt		(90.8)	(90.8)		90.8
Other financing activities				(24.9)		(24.9)
	(401.0)	73.5	(327.5)	(108.4)	248.4	(187.5)
Net change in cash	(0.2)		(0.2)	(41.5)		(41.7)
Cash, beginning of period	1.5	0.4	1.9	178.9		180.8
Cash, end of period	$1.3	$0.4	$1.7	$137.4		$139.1

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

The following table summarizes the amounts receivable from reinsurers at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,842.0	$13,878.4
Ceded future policy benefits	1,212.9	1,259.6
Ceded policyholders’ funds	59.0	64.8
Billed reinsurance receivables	535.7	685.2
Reinsurance receivables	14,649.6	15,888.0
Less allowance for uncollectible reinsurance	552.1	546.3
Reinsurance receivables-net	$14,097.5	$15,341.7

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

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended September 30, 2005

Property and casualty	$2,548.0	$13.0	$856.0	$1,705.0
Accident and health	246.0	18.0	96.0	168.0
Life	27.0		26.0	1.0
Total	$2,821.0	$31.0	$978.0	$1,874.0

Three Months Ended September 30, 2004

Property and casualty	$2,666.0	$36.0	$905.0	$1,797.0
Accident and health	259.0	19.0	130.0	148.0
Life	46.0		45.0	1.0
Total	$2,971.0	$55.0	$1,080.0	$1,946.0

Nine Months Ended September 30, 2005

Property and casualty	$7,600.0	$72.0	$2,526.0	$5,146.0
Accident and health	805.0	42.0	311.0	536.0
Life	109.0		107.0	2.0
Total	$8,514.0	$114.0	$2,944.0	$5,684.0

Nine Months Ended September 30, 2004

Property and casualty	$8,059.0	$163.0	$2,663.0	$5,559.0
Accident and health	916.0	45.0	421.0	540.0
Life	369.0		250.0	119.0
Total	$9,344.0	$208.0	$3,334.0	$6,218.0

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

Catastrophe Reinsurance

The anticipated reinsurance recoveries related to Hurricane Katrina assume significant utilization of CNA’s Corporate Property Catastrophe, Corporate Property Per Risk and Marine reinsurance treaties. The Corporate

Property Catastrophe treaty provides 90.0% coverage for the accumulation of losses between $200.0 million and $500.0 million arising out of a single catastrophe occurrence. Coverage under this treaty was fully utilized for Hurricane Katrina. After payment of a reinstatement premium, CNA has coverage for one additional occurrence under this treaty. The Corporate Property Per Risk treaty limits CNA’s loss on an individual insured property to $10.0 million, subject to certain limitations and aggregate limits contained in the treaty. CNA’s Marine treaty provides $75.0 million of protection above a $10.0 million retention on the accumulation of losses arising out of a single catastrophe occurrence. After payment of reinstatement premiums, CNA has almost full ongoing coverage under these treaties.

In addition to these reinsurance treaties, CNA’s exposure to Hurricane Rita is further mitigated by an Aggregate Property Catastrophe treaty. This treaty was purchased to obtain reinsurance protection against the aggregation of losses from multiple catastrophic events. The Aggregate Property Catastrophe treaty covers 95.0% of $150.0 million of losses above a retention of $100.0 million from named earthquake or wind storm catastrophes which exceed $25.0 million in 2005. For any single event, the maximum that can be applied to CNA’s retention or recovered under the treaty is $80.0 million. CNA has approximately $45.0 million of available recoveries from this treaty in the event its estimate of gross losses from Hurricane Rita increases in the future.

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

The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, CNA discontinued purchases of such contracts.

	Aggregate
Three Months Ended September 30, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$1.0		$(9.0)	$(8.0)
Ceded claim and claim adjustment expense			15.0	15.0
Ceding commissions			3.0	3.0
Interest charges	(15.0)	$(17.0)	(16.0)	(48.0)
Pretax expense	$(14.0)	$(17.0)	$(7.0)	$(38.0)

Three Months Ended September 30, 2004

Ceded earned premium	$3.0		$(21.0)	$(18.0)
Ceded claim and claim adjustment expense			29.0	29.0
Ceding commissions			(2.0)	(2.0)
Interest charges	(19.0)	$(12.0)	(22.0)	(53.0)
Pretax expense	$(16.0)	$(12.0)	$(16.0)	$(44.0)

Nine Months Ended September 30, 2005

Ceded earned premium	$(17.0)		$56.0	$39.0
Ceded claim and claim adjustment expense			(52.0)	(52.0)
Ceding commissions			(27.0)	(27.0)
Interest charges	(57.0)	$(49.0)	(26.0)	(132.0)
Pretax expense	$(74.0)	$(49.0)	$(49.0)	$(172.0)

Nine Months Ended September 30, 2004

Ceded earned premium			$(13.0)	$(13.0)
Ceded claim and claim adjustment expense			12.0	12.0
Ceding commissions			1.0	1.0
Interest charges	$(61.0)	$(34.0)	(55.0)	(150.0)
Pretax expense	$(61.0)	$(34.0)	$(55.0)	$(150.0)

Included in “All Other” above for the nine months ended September 30, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10.0 million pretax expense for the nine months ended September 30, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Standard Lines	$(24.0)	$(38.0)	$(120.0)	$(118.0)
Specialty Lines	(3.0)	4.0	(10.0)
Other Insurance	(11.0)	(10.0)	(42.0)	(32.0)
Pretax expense	$(38.0)	$(44.0)	$(172.0)	$(150.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,225.0 million and $2,564.0 million at September 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Corporate Aggregate Reinsurance Treaties

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

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

On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (“Hannover”) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. CNA intends to vigorously defend its interpretation of the contracts. If Hannover's position on all issues were to be sustained, CNA estimates that it would incur additional ceded premium and interest charges of $46.0 million to $64.0 million after-tax and minority interest.

6.  Receivables

	September 30,	December 31,
	2005	2004
(In millions)

Reinsurance	$14,649.6	$15,888.0
Other insurance	2,350.0	2,567.2
Security sales	678.4	540.3
Accrued investment income	325.2	304.9
Other	569.6	453.0
Total	18,572.8	19,753.4
Less: allowance for doubtful accounts on reinsurance receivables	552.1	546.3
allowance for other doubtful accounts and cash discounts	482.7	510.9
Receivables	$17,538.0	$18,696.2

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $437.0 million and $258.0 million for the three months ended September 30, 2005 and 2004 and $443.0 million and $271.0 million for the nine months ended September 30, 2005 and 2004. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia and Rita. The 2005 loss estimate was developed after consideration of reported claims, the insured values of properties in the affected areas, modeled losses, industry loss estimates and CNA’s reinsurance coverage. Because of the nature of the four hurricanes, the estimate involves significant judgment due in part to the limited ability to access portions of the affected area, legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed this estimate. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne.

Commercial catastrophe losses, gross of reinsurance, were $797.0 million and $280.0 million for the three months ended September 30, 2005 and 2004 and $803.0 million and $293.0 million for the nine months ended September 30, 2005 and 2004. See Note 5 for further discussion of CNA’s catastrophe reinsurance program.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The following tables summarize the gross and net carried reserves as of September 30, 2005 and December 31, 2004.

			Life and
	Standard	Specialty	Group	Other
September 30, 2005	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,764.0	$1,820.0	$2,714.0	$3,477.0	$14,775.0
Gross IBNR Reserves	8,023.0	3,287.0	782.0	4,568.0	16,660.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,787.0	$5,107.0	$3,496.0	$8,045.0	$31,435.0

Net Case Reserves	$4,289.0	$1,214.0	$1,442.0	$1,483.0	$8,428.0
Net IBNR Reserves	5,756.0	2,339.0	386.0	1,684.0	10,165.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$10,045.0	$3,553.0	$1,828.0	$3,167.0	$18,593.0

December 31, 2004

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,806.0	$15,169.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,681.0	$31,523.0

Net Case Reserves	$4,761.0	$1,191.0	$1,394.0	$1,588.0	$8,934.0
Net IBNR Reserves	4,547.0	2,042.0	430.0	1,691.0	8,710.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,308.0	$3,233.0	$1,824.0	$3,279.0	$17,644.0

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

CNA’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup, and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, insurer financial strength, debt ratings and the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	September 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,072.0	$634.0	$3,218.0	$755.0
Ceded reserves	(1,493.0)	(232.0)	(1,532.0)	(258.0)
Net reserves	$1,579.0	$402.0	$1,686.0	$497.0

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

As of September 30, 2005 and December 31, 2004, CNA carried approximately $1,579.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $8.0 million and $44.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2005 and 2004. The unfavorable net prior year development for the nine months ended September 30, 2004 was primarily related to a commutation. CNA paid asbestos-related claims, net of reinsurance recoveries, of $115.0 million and $104.0 million for the nine months ended September 30, 2005 and 2004.

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

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action continues. It is unclear when CNA will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether

CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. A confirmation hearing in the bankruptcy proceeding has been scheduled for April 2006. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 77,708 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004)) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. Budd v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp. (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Many policyholders have made claims against various CNA insurance subsidiaries for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To date, courts have been inconsistent in their rulings on these issues.

As of September 30, 2005 and December 31, 2004, CNA carried approximately $402.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. No development was recorded for the nine months ended September 30, 2004. CNA recorded $15.0 million and $10.0 million of current accident year losses related to mass tort for the nine months ended September 30, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $113.0 million and $79.0 million for the nine months ended September 30, 2005 and 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate its ultimate liability for such claims.

Net Prior Year Development

Unfavorable net prior year development of $216.0 million was recorded for the nine months ended September 30, 2005. This amount consisted of $344.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $128.0 million of favorable premium development. Unfavorable net prior year development of $111.0 million was recorded for the nine months ended September 30, 2004. This amount consisted of $222.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $111.0 million of favorable premium development.

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

For the nine months ended September 30, 2005, CNA recorded unfavorable net prior year development of $17.0 million related to the corporate aggregate reinsurance treaties, consisting of $13.0 million of unfavorable development in Standard Lines, $6.0 million of favorable development in Specialty Lines and $10.0 million of unfavorable development in Other Insurance. There was no significant development related to the corporate aggregate reinsurance treaties for the nine months ended September 30, 2004.

The following includes the net prior year development recorded for the Standard Lines, Specialty Lines and Other Insurance segments. Favorable net prior year development in the Life and Group Non-Core segment for the nine months ended September 30, 2005 and 2004 was $11.0 million and $12.0 million.

	Standard	Specialty	Other
Nine Months Ended September 30, 2005	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$183.0	$56.0	$57.0	$296.0
APMT			11.0	11.0
Total	183.0	56.0	68.0	307.0
Ceded losses related to corporate aggregate
reinsurance treaties	19.0	(25.0)	6.0
Pretax unfavorable net prior year development
before impact of premium development	202.0	31.0	74.0	307.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(99.0)	(9.0)	11.0	(97.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(6.0)	19.0	4.0	17.0
Total premium development	(105.0)	10.0	15.0	(80.0)
Total unfavorable net prior year development
(pretax)	$97.0	$41.0	$89.0	$227.0

Nine Months Ended September 30, 2004

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$107.0	$74.0	$9.0	$190.0
APMT			44.0	44.0
Total	107.0	74.0	53.0	234.0
Ceded losses related to corporate aggregate
reinsurance treaties	4.0	(9.0)	5.0
Pretax unfavorable net prior year development
before impact of premium development	111.0	65.0	58.0	234.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(97.0)	(29.0)	15.0	(111.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	3.0	(2.0)
Total premium development	(98.0)	(26.0)	13.0	(111.0)
Total unfavorable net prior year development
(pretax)	$13.0	$39.0	$71.0	$123.0

Standard Lines

Unfavorable net prior year development of $97.0 million was recorded for the nine months ended September 30, 2005. This amount consisted of $202.0 million of unfavorable claim and allocated claim adjustment expense development and $105.0 million of favorable premium development. Unfavorable net prior year development of $13.0 million was recorded for the nine months ended September 30, 2004. This amount consisted of $111.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $98.0 million of favorable premium development.

2005 Net Prior Year Development

Approximately $141.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident years 2002 and prior.

Approximately $135.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Approximately $76.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies.

Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.

Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation.

Additionally, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6.0 million of favorable premium development related to the corporate aggregate reinsurance treaties.

2004 Net Prior Year Development

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

In the third quarter of 2004, approximately $15.0 million of unfavorable net prior claim and allocated claim adjustment expense development was recorded in relation to CNA’s share of the National Workers Compensation Reinsurance Pool (“NWCRP”). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including CNA.

Specialty Lines

Unfavorable net prior year development of $41.0 million was recorded for the nine months ended September 30, 2005. This amount consisted of $31.0 million of unfavorable claim and allocated claim adjustment expense development and $10.0 million of unfavorable premium development. Unfavorable net prior year development of $39.0 million was recorded for the nine months ended September 30, 2004. This amount consisted of $65.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $26.0 million of favorable premium development.

2005 Net Prior Year Development

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

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

Approximately $17.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.

Approximately $24.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.

Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first nine months of 2005.

2004 Net Prior Year Development

CNA finalized commutation agreements with several members of the Trenwick Group in the second quarter of 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims, primarily in recent accident years.

Other Insurance

Unfavorable net prior year development of $89.0 million was recorded for the nine months ended September 30, 2005. This amount consisted of $74.0 million of unfavorable claim and allocated claim adjustment expense development and $15.0 million of unfavorable premium development. Unfavorable net prior year development of $71.0 million was recorded for the nine months ended September 30, 2004. This amount consisted of $58.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of unfavorable premium development.

2005 Net Prior Year Development

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense development was a result of a commutation recorded in the second quarter of 2005. Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was primarily driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

2004 Net Prior Year Development

The net prior year development recorded for 2004 related to commutation agreements with several members of the Trenwick Group. These commutations resulted in unfavorable net prior year development partially offset by a release of a previously established allowance for uncollectible reinsurance.

8.  Shareholders’ Equity

	September 30,	December 31,
	2005	2004
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding -185,746,595 and 185,584,575 shares	$185.7	$185.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 68,180,678 and 68,307,250 shares	0.7	0.7
Additional paid-in capital	1,816.2	1,801.2
Earnings retained in the business	10,486.3	9,589.3
Accumulated other comprehensive income	341.8	586.9
	12,830.7	12,163.7
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders’ equity	$12,823.0	$12,156.0

9.  Debt

		Unamortized		Short-Term	Long-Term
September 30, 2005	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$1,175.0	$10.4	$1,164.6		$1,164.6
CNA Financial	1,760.5	9.4	1,751.1	$52.5	1,698.6
Diamond Offshore	991.3	12.6	978.7	12.8	965.9
Boardwalk Pipelines	1,110.0	8.9	1,101.1		1,101.1
Loews Hotels	240.9		240.9	4.0	236.9
Total	$5,277.7	$41.3	$5,236.4	$69.3	$5,167.1

	September 30,	December 31,
	2005	2004
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $300)	$300.0	$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%)
(authorized, $400 and $300) (a)	400.0	300.0
7.0% notes due 2023 (effective interest rate of 7.2%) (authorized, $400)		400.0
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest rate
of 3.4%) (authorized, $1,150)		1,150.0

CNA Financial:
Senior:
6.5% notes due 2005 (effective interest rate of 6.6%) (authorized, $500)		492.8
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)	250.0	250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized, $549)	549.0	549.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 4.3%) (authorized, $31)	30.9	30.9
Revolving credit facility due 2008 (effective interest rate of 5.0%)	30.0
Term loan due 2005 (effective interest rate of (2.8%)		10.0
Revolving credit facility due 2005 (effective interest rate of 3.5%)		25.0
2.5% Corporate note due 2006 (effective interest rate of 2.5%)	50.0	50.0
Other senior debt (effective interest rates approximate 5.8% and 7.5%)	38.0	47.5

Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250.0	250.0
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250.0
Zero coupon convertible debentures due 2020, net of discount of $12.5
and $333.8 (effective interest rate of 3.6%) (b)	18.5	471.2
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized, $460) (c)	460.0	460.0
Subordinated debt due 2005 (effective interest rate of 7.1%)	12.8	12.8

Boardwalk Pipelines:
Senior:
Term loan due 2005 (effective interest rate of 3.3%)		575.0
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300.0
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185.0	185.0
Texas Gas:
Senior:
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100.0	100.0
Gulf South:
Senior:
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate
4.7% and 4.1%)	240.9	144.4
	5,277.7	7,041.2
Less unamortized discount	41.3	50.9
Debt	$5,236.4	$6,990.3

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.
(b)
The debentures are convertible into Diamond Offshore’s common stock at the rate of 8.6075 shares per one thousand dollars principal amount, subject to adjustment. Each debenture will be purchased by Diamond Offshore at the option of the holder on the tenth and fifteenth anniversaries of issuance at the accreted value through the date of repurchase. The debentures were issued on June 6, 2000. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof. The debentures are redeemable at the option of Diamond Offshore at any time at prices which reflect a yield of 3.5% to the holder.

(c)
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

On April 15, 2005, CNA retired its $493.0 million 6.5% senior notes due 2005.

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

On June 7, 2005, Diamond Offshore repurchased $460.0 million, or $774.1 million in aggregate principal amount at maturity, of its Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represents 96.2% of its then outstanding Zero Coupon Debentures. The holders of the remaining outstanding debentures have the right to require Diamond Offshore to repurchase the debentures on June 6, 2010 and June 6, 2015 at their accreted value through the date of purchase. As of September 30, 2005, the aggregate accreted value of its Zero Coupon Debentures of $18.5 million is classified as long-term debt in the Consolidated Condensed Balance Sheet.

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

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
(In millions, except per share data)

Total revenues	$3,837.9	$11,364.0
Net income attributable to Loews common stock	226.6	610.8

Basic net income per share of Loews common stock	$1.22	$3.29
Diluted net income per share of Loews common stock	$1.22	$3.29

The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of future results of operations.

Managed Care Holdings Corporation

On March 31, 2005, CNA completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16.0 million. As a result of the sale, the Company recorded a realized gain of approximately $2.6 million after-tax and minority interest. For the three months ended September 30, 2004, the revenue of the business sold was $4.0 million. The revenues of the business sold were $4.0 million and $12.0 million for the nine months ended September 30, 2005 and 2004. For the three months ended September 30, 2004, net income was $0.9 million. Net income was $0.2 million and $2.7 million for the nine months ended September 30, 2005 and 2004.

Specialty Medical Business

On January 6, 2005, CNA completed the sale of its specialty medical business to Aetna Inc. The revenues of the business sold were $3.0 million and $43.0 million for the three months ended September 30, 2005 and 2004 and $14.0 million and $120.0 million for the nine months ended September 30, 2005 and 2004. Net income related to this business was $1.8 million and $2.7 million for the three months ended September 30, 2005 and 2004 and $7.3 million and $10.0 million for the nine months ended September 30, 2005 and 2004.

Individual Life Sale

On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. As a result of this reinsurance agreement, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700.0 million and recorded a realized investment loss of $618.6 million pretax ($352.9 million after-tax and minority interest) during the nine months ended September 30, 2004.

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The revenues of the individual life business through the sale date were $151.0 million for the nine months ended September 30, 2004. The net results of this business through the sale date were a net loss of $5.5 million for the nine months ended September 30, 2004.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice was requested and has been granted for the reporting periods December 31, 2004 through September 30, 2005. This permitted practice had no effect on CCC’s statutory surplus as of September 30, 2005 or December 31, 2004.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $330.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus
	September 30, 2005	December 31, 2004
(In millions)

Property and casualty companies	$7,332.0	$6,998.0
Life and group insurance companies (a)	722.0	1,177.0

	Statutory Net Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Property and casualty companies	$(19.0)	$(123.0)	$849.0	$280.0
Life and group insurance companies (a)	(4.0)	20.0	49.0	414.0
__________
(a)
Statutory capital and surplus for the property and casualty insurance companies includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus. The Statutory Net Income (Loss) for the nine months ended September 30, 2004 includes the individual life insurance business which was sold on April 30, 2004.

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Service cost	$12.6	$12.8	$40.7	$50.2
Interest cost	50.4	47.1	155.8	201.2
Expected return on plan assets	(57.1)	(49.3)	(174.5)	(216.0)
Amortization of unrecognized net loss	1.2	0.7	4.0	2.1
Amortization of unrecognized prior service cost	2.0	2.0	5.7	6.5
Actuarial loss	4.9	3.6	15.5	14.1
Net periodic benefit cost	$14.0	$16.9	$47.2	$58.1

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Service cost	$2.7	$2.4	$8.0	$10.2
Interest cost	7.7	8.4	23.1	36.6
Expected return on plan assets	(1.2)	(1.3)	(3.5)	(3.9)
Amortization of unrecognized net loss (gain)	0.2	(0.2)	0.6	(0.6)
Amortization of unrecognized prior service benefit	(7.4)	(3.5)	(22.4)	(21.6)
Actuarial loss	1.1	0.8	3.2	3.7
Net periodic benefit cost	$3.1	$6.6	$9.0	$24.4

For the nine months ended September 30, 2005, $60.4 million of contributions have been made to pension plans and $24.4 million to postretirement healthcare and life insurance benefit plans. The Company plans additional contributions of approximately $1.0 million to pension plans and $9.0 million to postretirement healthcare and life insurance benefit plans during the remainder of 2005.

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

Boardwalk Pipelines is engaged, through its Texas Gas and Gulf South subsidiaries, in the operation of interstate natural gas pipeline systems. Texas Gas owns and operates a 5,900-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas has a delivery capacity of 2.8 billion cubic feet (“Bcf”) per day and a working storage capacity of 55 Bcf. Gulf South owns and operates a 7,570-mile interstate natural gas pipeline, gathering and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and northern Florida. The Gulf South pipeline system is comprised of approximately 6,700 miles of interstate transmission pipeline, 870 miles of gathering pipeline and 80.0 Bcf of working gas storage capacity.

Diamond Offshore’s business primarily consists of operating 44 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of September 30, 2005, 23 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 13 were located in other foreign markets.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,342.6	$1,306.0	$4,017.7	$4,341.0
Specialty Lines	752.3	659.8	2,147.3	1,983.2
Life and Group Non-Core	365.7	305.2	1,040.1	626.9
Other Insurance	59.3	47.4	251.3	301.9
Total CNA Financial	2,519.9	2,318.4	7,456.4	7,253.0
Lorillard	947.3	886.7	2,701.3	2,536.2
Boardwalk Pipelines	122.3	47.2	393.0	185.3
Diamond Offshore	352.1	209.7	915.0	583.3
Loews Hotels	81.5	66.9	267.4	233.9
Corporate and other	114.8	257.8	176.7	404.0
Total	$4,137.9	$3,786.7	$11,909.8	$11,195.7
Pretax income (loss) (a):

CNA Financial:
Standard Lines	$(189.3)	$(163.4)	$95.0	$246.6
Specialty Lines	184.4	109.8	422.4	392.2
Life and Group Non-Core	(63.1)	(24.2)	(74.3)	(659.1)
Other Insurance	34.1	8.6	107.4	122.0
Total CNA Financial	(33.9)	(69.2)	550.5	101.7
Lorillard	308.1	297.0	814.0	744.1
Boardwalk Pipelines	7.6	1.8	93.2	53.3
Diamond Offshore	117.9	1.4	215.1	(29.1)
Loews Hotels	5.5	(1.2)	45.1	23.1
Corporate and other	46.0	174.2	(76.1)	152.6
Total	$451.2	$404.0	$1,641.8	$1,045.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$(100.8)	$(87.8)	$90.5	$185.8
Specialty Lines	108.5	66.0	262.1	236.6
Life and Group Non-Core	(33.0)	(10.4)	(31.2)	(367.8)
Other Insurance	32.7	11.8	120.8	89.4
Total CNA Financial	7.4	(20.4)	442.2	144.0
Lorillard	192.9	184.0	497.2	456.6
Boardwalk Pipelines	4.5	1.0	56.1	32.0
Diamond Offshore	40.6	0.1	74.7	(13.5)
Loews Hotels	3.7	(0.8)	32.7	14.0
Corporate and other	50.9	114.6	(29.4)	100.8
Total	$300.0	$278.5	$1,073.5	$733.9

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$50.8	$(33.4)	$71.1	$101.0
Specialty Lines	16.2	(12.9)	25.2	36.7
Life and Group Non-Core	(2.6)	2.5	(8.3)	(612.2)
Other Insurance	2.7	(18.4)	(11.7)	63.1
Total CNA Financial	67.1	(62.2)	76.3	(411.4)
Corporate and other	(7.1)	12.6	(6.6)	2.0
Total	$60.0	$(49.6)	$69.7	$(409.4)

Net income (loss):

CNA Financial:
Standard Lines	$30.7	$(20.5)	$38.5	$59.6
Specialty Lines	9.6	(7.7)	17.5	21.0
Life and Group Non-Core	(1.5)	1.0	(4.9)	(349.6)
Other Insurance	(0.2)	(11.0)	(9.0)	37.4
Total CNA Financial	38.6	(38.2)	42.1	(231.6)
Corporate and other	(4.6)	8.3	(3.9)	1.3
Total	$34.0	$(29.9)	$38.2	$(230.3)

14.  Legal Proceedings

INSURANCE RELATED

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. This litigation is in its early stages. CNA intends to vigorously contest and defend against plaintiffs’ claims.

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

AMPT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 7 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,050 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,750 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,350 cases are pending, including approximately 1,075 cases against Lorillard. The 1,350 cases include approximately 1,010 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 925 of the approximately 1,010 consolidated West Virginia cases.

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

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in six of the nine Reimbursement cases pending against cigarette manufacturers in the United States. The Company is a defendant in two of the cases. Lorillard and the Company also are named as defendants in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. Trial of this matter began during September of 2004. The parties have presented their closing arguments and the parties are expected to complete their post-trial submissions during November of 2005. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. The U.S. Supreme Court denied the government’s application seeking review of this decision during October of 2005, although plaintiff could again seek review of this issue following a verdict. See Reimbursement Cases below.

“Contribution cases” are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 385 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 165 of the 385 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in six of the actions.

In addition to the above, “Filter cases” are brought by smokers as well as former employees of Lorillard who seek damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Lorillard is a defendant in approximately 30 such cases.

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

Approximately 1,010 of the 1,350 cases are pending in a single West Virginia court in a consolidated proceeding. These cases were to be considered in a consolidated trial, but the court vacated its case management order and the Supreme Court of Appeals of West Virginia is considering the manner in which these cases will be tried. Lorillard is a defendant in approximately 925 of the 1,010 consolidated West Virginia cases. The Company is not a defendant in any of the consolidated West Virginia cases.

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

Listed below are those cases in which verdicts were returned in favor of the plaintiffs since January 1, 2003, as well as those cases in which appeals are pending from plaintiffs’ verdicts returned prior to 2003. In four of the cases listed below, defendants have exhausted their appeals and have paid damages to the plaintiffs. These cases, and the verdict amounts, are as follows:

Rose v. Brown & Williamson Tobacco Corporation, et al. (Supreme Court, New York County, New York). During March of 2005, the jury returned two separate verdicts that awarded damages to the plaintiff. In the first verdict, which was returned against Brown & Williamson and Philip Morris, the jury awarded $3.0 million to a smoker in actual damages and $420,000 to the smoker’s husband for loss of consortium. In the second verdict, which was retuned against only a single defendant, Philip Morris, the jury awarded plaintiffs $17.1 million in punitive damages. Brown & Williamson and Philip Morris are both seeking relief from the judgment by the trial court and they have appealed.

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

Boeken v. Philip Morris Incorporated (Superior Court, Los Angeles County, California). During June of 2001, plaintiff was awarded $5.5 million in actual damages and $3.0 billion in punitive damages. The court reduced the punitive damages award to $100.0 million. During April of 2005, the California Court of Appeal further reduced the punitive damages award to $50.0 million but otherwise affirmed the judgment entered in favor of the plaintiff. The California Supreme Court denied plaintiff’s and Philip Morris’ separate petitions for review during August of 2005. Philip Morris has advised the court that it will seek review of the case by the U.S. Supreme Court. Any such petition to the U.S. Supreme Court must be filed by December of 2005.

Jones v. R.J. Reynolds Tobacco Co. (Circuit Court, Hillsborough County, Florida). During October of 2000, plaintiff was awarded $200,000 in actual damages. Following trial, the Circuit Court granted the defendant’s motion for new trial, and the Florida Court of Appeal affirmed this ruling during August of 2002. During 2005, the Florida Supreme Court rejected plaintiff’s two separate attempts for review of this matter. As a result, the case has been returned to the trial court and it is possible that a second trial will be scheduled.

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

Defense verdicts have been returned in 15 trials since January 1, 2003. Neither Lorillard nor the Company are defendants in any of these cases. An appeal is pending in one of the 15 cases.

Eiser v. Brown & Williamson Tobacco Corporation, et al. (Court of Common Pleas, Philadelphia County, Pennsylvania). During August of 2003, the jury returned a verdict in favor of the defendants. Plaintiff has appealed.

In 14 trials in which defendants prevailed after January 1, 2003, plaintiffs either chose not to appeal or have withdrawn their appeals and the cases are concluded. These 14 matters and the dates of the verdicts are Rosen v. Brown & Williamson Tobacco Corporation (Supreme Court, Nassau County, New York, June of 2005); Beckum v. Philip Morris USA (Circuit Court, Hillsborough County, Florida, April of 2005); Coolidge v. Philip Morris USA, Inc. (Superior Court, Riverside County, California, April of 2005); Reller v. Philip Morris USA (second trial) (Superior Court, Los Angeles County, California, March of 2005); Martinez v. Liggett Group, Inc. (Circuit Court, Miami-Dade County, Florida, February of 2005); Mash v. Brown & Williamson Tobacco Corporation (U.S. District Court, Eastern District, Missouri, September of 2004); Hall v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Hillsborough County, Florida, December of 2003); Longden v. Philip Morris USA, Inc. (Hillsborough Superior Court, Northern District, New Hampshire, November of 2003); Reller v. Philip Morris USA (first trial) (Superior Court, Los Angeles County, California, July of 2003); Welch v. Brown & Williamson Tobacco Corporation, et al. (Circuit Court, Jackson County, Missouri, June of 2003); Allen v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Southern District, Florida, February of 2003); Inzerilla v. The American Tobacco Company, et al. (Supreme Court, Queens County, New York, February of 2003); Lucier v. Philip Morris USA, et al. (Superior Court, Sacramento County, California, February of 2003); and Carter v. Philip Morris USA (Court of Common Pleas, Philadelphia County, Pennsylvania, January of 2003).

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

Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2006 and beyond. Lorillard is not a defendant in any of the cases scheduled for trial through the end of the first quarter of 2006. The Company is not a defendant in any of the cases scheduled for trial. The trial dates are subject to change.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. Appeals are pending in three of the seven cases. One of these appeals is the only case in which the plaintiff was awarded damages. In a 2002 verdict, the plaintiff was awarded $5.5 million in actual damages, although the court reduced the award to $500,000. A Florida court of appeal affirmed the judgment and the defendants are seeking review of the case by the Florida Supreme Court. The second appeal is from a case in which the court granted plaintiff’s motion for new trial. A Florida court of appeal affirmed this ruling, and the defendants are seeking review of this matter by the Florida Supreme Court. The third pending appeal was noticed by the plaintiff and is from the only case that has been tried during 2005.

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

The Engle Case - One of the class actions pending against Lorillard is Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. The judgment also provided that the jury’s awards would bear interest at the rate of 10.0% per year. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see “Settlement of State Reimbursement Litigation” below). The court subsequently denied plaintiffs’ motion for rehearing. Plaintiffs appealed to the Florida Supreme Court which heard argument on November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the appeals court’s decision should be upheld upon further appeals.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2005, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the decertification of the class and by the order vacating the judgment.

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

The Scott case - Another class action pending against Lorillard is Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). During 1997, the court certified a class composed of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.

Trial in Scott was heard in two phases. While the jury in its July 2003 Phase I verdict rejected medical monitoring, the primary relief requested by plaintiffs, it returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program. The second phase of the trial began in March of 2004.

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid. As of October 15, 2005 judicial interest totaled an additional amount of approximately $385.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. The court denied defendants’ motion for judgment notwithstanding the verdict or, in the alternative, for new trial. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

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

Blankenship v. American Tobacco Company, et al. (Circuit Court, Ohio County, West Virginia, filed January 31, 1997). During 2000, the court certified a class composed of certain West Virginia cigarette smokers who sought, among other things, medical monitoring. During November of 2001, the jury returned a verdict in favor of the defendants, including Lorillard. During May of 2004, the West Virginia Supreme Court of Appeals affirmed the judgment. Plaintiffs did not seek further appellate review and the case has been concluded.

Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991). This is the matter concluded by a settlement agreement and discussed under “Flight Attendant Cases” above.

Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997). During 2001, the court certified a class composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. During 2005, the court granted defendants’ motion to decertify the class. Plaintiffs have appealed the class decertification ruling.

Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998). During 2000, the court certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. During 2002, the court granted defendants’ motion for summary judgment and entered final judgment in their favor. During October of 2004, the California Court of Appeal affirmed the judgment. The California Supreme Court has granted review of the case.

In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York, filed September 6, 2000). During 2002, the case was certified as a nationwide non-opt out class composed of the punitive damages claims asserted by individuals who allege certain injuries or medical conditions allegedly caused by smoking. Certain individuals, including those who allege membership in the class certified in Engle v. R.J. Reynolds Tobacco Company, et al., were excluded from the class. During May of 2005, the U.S. Court of Appeals for the Second Circuit decertified the class and vacated the class certification order. The Second Circuit Court of Appeals denied plaintiffs’ motion for reconsideration of the decertification ruling. Plaintiffs have not announced whether they will renew their motion for class certification with the trial court, as permitted by the decertification order, or whether they will seek review of the decertification ruling by the U.S. Supreme Court.

As discussed above, motions for class certification have been granted in some cases in which Lorillard is not a defendant. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). Plaintiffs in Price contended they were defrauded by Philip Morris’ marketing of its cigarettes labeled as “light” or “ultra light.”Price was certified as a class composed of Illinois residents who purchased certain of Philip Morris’“light” brands. During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. Pursuant to Illinois law and according to the final judgment that reflected these awards, Philip Morris USA would have been required to post a bond of approximately $12.0 billion in order to pursue an appeal from the judgment. The Illinois Supreme Court permitted Philip Morris USA to post a bond in the amount of approximately $6.0 billion and accepted direct appellate review of the appeal. The Illinois Supreme Court heard argument in Philip Morris USA’s appeal during November of 2004. Philip Morris USA has initiated a separate action in the Circuit Court of Cook County, Illinois, in which it seeks a declaration that the state has released any right or interest in the punitive damages award. While approximately 35 purported “lights” class actions are pending against U.S. cigarette manufacturers, Lorillard is a defendant in one such case, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court heard plaintiffs’ motion for class certification during September of 2005 but it has permitted plaintiffs to submit additional evidence and has not issued a ruling.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in six pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the Reimbursement cases in the U.S. and it has been named as a party to the case in Israel. Additional cases are pending against other cigarette manufacturers. The plaintiffs in these cases have included the U.S. federal government, U.S. state, county or city governments, foreign governments that have filed suits in U.S. courts, American Indian tribes, labor union health and welfare funds, hospitals or hospital districts, private companies and private citizens. Plaintiffs in some of these cases sought certification as class actions.

More than 75 cases filed by labor union health and welfare funds as well as more than 35 cases filed by foreign governments in U.S. courts have been dismissed, either due to orders that granted defendants’ dispositive motions or as the result of plaintiffs’ voluntary dismissal of their claims. Each of the courts of appeal that reviewed these dismissals have affirmed the trial courts’ orders.

U.S. Federal Government Action - A bench trial of the U.S. federal government’s reimbursement and racketeering case began during September of 2004 (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in the case. The Company is not a party to this action. At the time trial began, the government sought approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During February of 2005, a federal court of appeals ruled that the government is not permitted to recover disgorgement of profits. The U.S. Supreme Court declined to review this decision during October of 2005, although plaintiff could again seek review of this issue following the entry of a verdict. The parties are expected to complete their post-trial submissions during November of 2005.

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

Lorillard recorded pretax charges of $223.9 million, $213.6 million, $658.2 million and $649.0 million ($140.8 million, $132.8 million, $402.0 million, and $398.3 million after taxes) for the three and nine months ended September 30, 2005 and 2004, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). These payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers. Under the new law, enacted in October of 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers are to be paid during 2005, and the first two quarterly assessments were issued to Lorillard and other manufacturers in May of 2005. Litigation was commenced by the certification entities of the tobacco growing states and the Trustee challenging the offset provided by the new law with respect to all or a portion of the payments made to the Trust by the Original Participating Manufacturers in 2004. In December of 2004 the Superior Court of North Carolina ruled in favor of the manufacturers and ordered that the amounts due in the last quarter of 2004 would not have to be paid into the Trust.  The Court also ordered that the Trust was required to refund the amounts paid by the companies for the first three quarters of 2004. The Trustee and state certification entities appealed the decision to the North Carolina Supreme Court which reversed the trial court decision. Thereafter, the trial court on remand ordered that the funds already paid into the Trust be distributed to trust beneficiaries, and that the payments due to the Trust for the fourth quarter of 2005 be paid by the manufacturers for distribution as well. The trial court also ordered the manufacturers to pay interest at 8.0% from December 15, 2004 on the fourth quarter payment, and the companies have requested the court to reconsider this aspect of its order. Lorillard's share of payments into the Trust in 2004 was approximately $30.0 million and its share of the payment due for the last quarter of that year was approximately $10.0 million.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time, ending almost 50 years ago. Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2003, Lorillard has paid, or has reached agreement to pay, a total of approximately $19.3 million in payments of judgments and settlements to finally resolve approximately 80 claims. Juries have returned verdicts in favor of Lorillard in both of the cases that have been tried since January 1, 2003 in which plaintiffs have asserted Filter claims, Sachs v. Lorillard Tobacco Co. (U.S. District Court, Maryland) and Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County). Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed by courts in their entirety and plaintiffs have withdrawn their appeals, and the other actions in all states except for New Mexico and Kansas have been voluntarily dismissed. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants, including Lorillard, have filed motions for summary judgment and a response is to be served on or before January 31, 2006. The Court has ordered that class notice be sent out by October 30, 2005. The New Mexico plaintiffs have been permitted to rely on discovery produced in the Kansas case. In the Kansas case, the District Court of Seward County certified a class of purchasers in Kansas in 2002. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial.

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

Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers were also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds subsequently entered into a settlement agreement with the class and that agreement was approved by the Court. Lorillard contends that the R.J. Reynolds settlement agreement triggers a clause in Lorillard’s settlement agreement that would substantially reduce Lorillard’s commitments to buy domestic tobacco. After Lorillard prevailed on an appeal related to the claimed reduction, the trial court ruled that the leaf commitment will be reduced for Lorillard by approximately 60%, effective in 2006.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit, and briefing on the appeal should be completed in December 2005.

Vending Machine Operators Antitrust Suit - Genesee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. Plaintiffs seek treble damages and injunctive relief. On November 2, 2004, the Court granted Lorillard’s motion to dismiss the action. Plaintiffs then filed a first amended complaint on December 10, 2004. Lorillard also moved to dismiss this Complaint for failure to state a claim on which relief can be granted. The Court denied that motion on April 6, 2005. Lorillard filed an answer to the complaint on May 4, 2005. The Court heard argument on plaintiffs’ motion to certify the class on October 18, 2005. Pretrial discovery has been stayed pending a ruling on that motion.

REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases were transferred to the U.S. District Court for the Northern District of Illinois as a result of a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by predecessors to Lorillard and various other entities. Plaintiffs in these suits sought various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs were alleging class certification on behalf of the descendants of enslaved African Americans. During July of 2005, the Northern District of Illinois granted with prejudice the defendants’ motion to dismiss the cases. Plaintiffs have appealed.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2005 that CNA could be required to pay under this guarantee are approximately $253.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $940.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2005, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets for tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA recorded approximately $21.0 million of other liabilities related to these indemnification agreements as of September 30, 2005 and December 31, 2004.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126.0 million. The credit facility expires in March 2009 and the current interest rate is 5.0% per annum.

As of September 30, 2005 and December 31, 2004, there was $126.0 million and $95.0 million of loans outstanding under the credit facility, and $6.0 million and $4.0 million of deferred or accrued and unpaid interest. The Company, through a participation agreement with CNA, has funded and owns a participation of $40.0 million and $29.0 million of the outstanding advances as of September 30, 2005 and December 31, 2004.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, the Company recorded a pretax impairment charge of $80.5 million in the fourth quarter of 2004, with respect to amounts loaned under the facility, and an additional pretax impairment charge of $20.0 million during the first quarter of 2005. Representatives from CNA and CNA Surety met with senior management of the national contractor in June 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, CNA made a decision not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a further pretax impairment charge of $27.0 million. Further, CNA Surety established $40.0 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor. During the third quarter of 2005, CNA Surety paid $16.0 million in loss payments to the national contractor to settle outstanding bonded obligations. In the third quarter, CNA Surety began an evaluation of the contractor’s current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. CNA Surety expects to complete this reevaluation in the fourth quarter.

If any such reserve additions were taken, CNA Surety would have exposure for the first $20.0 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.

During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60.0 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005.

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

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the “stop loss contract”). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the “contractual loss ratio”), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of September 30, 2005.

Other

Hurricane Katrina resulted in the temporary closing of the Loews New Orleans Hotel, a managed property. Loews Hotels is a guarantor of up to $10.0 million of the $40.0 million principal amount first mortgage debt on the New Orleans Hotel. No advances have been made to date under this guarantee.

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. As of September 30, 2005 and December 31, 2004, there were approximately $22.0 million and $35.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $379.9 million for non-cancelable operating leases expiring from 2005 through 2015 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $23.7 million in 2005; $65.7 million in 2006; $56.3 million in 2007; $47.5 million in 2008; $39.5 million in 2009; and $147.2 million in 2010 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $30.0 million. Estimated future minimum payments under these contracts are as follows: $8.0 million in 2005; $15.0 million in 2006; and $7.0 million in 2007.

As of September 30, 2005 and December 31, 2004, CNA had committed approximately $213.0 million and $104.0 million for future capital calls from various third-party limited partnership investments in exchange for an additional ownership interest in the related partnership.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2005 and December 31, 2004, the Company had commitments to purchase $134.4 million and $65.9 million and sell $58.1 million and $17.6 million of various bank loan participations. When loan participations purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheet, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2005 and December 31, 2004, obligations on unfunded bank loan participations were $14.0 million and $3.0 million.

In the normal course of investing activities, CCC had committed approximately $51.0 million as of September 30, 2005 and December 31, 2004 to future capital calls from certain of its unconsolidated affiliates in exchange for an additional ownership interest in such affiliates.

16.  Income Taxes

The Company’s consolidated federal income tax returns have been settled with the Internal Revenue Service (“IRS”) through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded a federal income tax benefit of $31.8 million and net refund interest of $77.4 million, net of tax and minority interest, in the second quarter of 2005. The tax benefit relates primarily to the release of federal income tax reserves. Net refund interest of $129.7 million is included in Other Revenues in the Consolidated Condensed Statements of Income.

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

All of CNA’s reinsurance agreements with Accord relating to property risks were commuted as of year-end 2001, leaving six reinsurance agreements with Accord relating to casualty risks outstanding at that time. As of March 31, 2005, CNA provided no capital support to and had no ownership interest in Accord. During the period of CNA’s minority ownership, Accord also maintained reinsurance relationships with reinsurers unaffiliated with CNA.

CNA accounted for its reinsurance cessions to Accord and related retrocessions from Accord as reinsurance. CNA subsequently concluded that the reinsurance cession and retrocession should be viewed as a single transaction which does not transfer risk. The restatement corrections applied deposit accounting to CNA’s reinsurance cessions to Accord. The restatement corrections also include adjustments to CNA’s historical equity method accounting for its ownership and economic interest in Accord, including the effects of applying deposit accounting to certain of Accord’s reinsurance contracts with parties other than CNA. The remaining restatement corrections related to applying deposit accounting to two small reinsurance treaties unrelated to Accord that were previously accounted for using reinsurance accounting.

The effect of the restatement to the September 30, 2004 Consolidated Condensed Statements of Income is included in the table below.

	Previously
Three Months Ended September 30, 2004	Reported	Adjustment	Restated
(In millions, except per share data)

Net investment income (a)	$394.1	$1.3	$395.4
Insurance claims and policyholders’ benefits	1,596.4	0.3	1,596.1
Income tax expense	120.8	0.6	121.4
Minority interest	4.0	0.1	4.1
Net income	277.6	0.9	278.5

Basic net income per Loews common share	$1.21		$1.21
Diluted net income per Loews common share	$1.21		$1.21

Nine Months Ended September 30, 2004

Net investment income (a)	$1,333.0	$4.6	$1,337.6
Insurance claims and policyholders’ benefits	4,859.3	4.5	4,854.8
Income tax expense	289.4	3.2	292.6
Minority interest	18.7	0.5	19.2
Net income	728.5	5.4	733.9

Basic net income per Loews common share	$3.24	$0.02	$3.26
Diluted net income per Loews common share	$3.24	$0.02	$3.26
__________
(a)
Net investment income, as previously reported, includes a reclassification related to the Corporate trading portfolio as discussed in Note 1 - Basis of Presentation. The reclassification had no impact on net income.

The restatement had no effect on cash flows from operating, investing or financing activities for the nine months ended September 30, 2004.

18.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2005 and December 31, 2004, and consolidating statements of income information for the nine months ended September 30, 2005 and 2004. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
September 30, 2005	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,780.0	$1,727.5	$24.0	$757.0	$8.9	$2,212.4		$46,509.8
Cash	86.1	52.1	10.0	32.2	10.3	12.3		203.0
Receivables	17,137.2	27.1	88.5	303.5	24.9	144.0	$(187.2)	17,538.0
Property, plant and equipment	179.3	223.5	1,855.2	2,237.7	367.3	20.8		4,883.8
Deferred income taxes	945.0	412.9	13.8			49.0	(700.8)	719.9
Goodwill and other intangible assets	103.6		163.5	21.8	2.6	5.0		296.5
Investments in capital stocks of
subsidiaries						12,269.9	(12,269.9)
Other assets	1,898.6	363.5	299.4	90.1	32.6	70.2	(57.2)	2,697.2
Deferred acquisition costs of
insurance subsidiaries	1,234.1							1,234.1
Separate account business	553.7							553.7
Total assets	$63,917.6	$2,806.6	$2,454.4	$3,442.3	$446.6	$14,783.6	$(13,215.1)	$74,636.0

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,546.9							$43,546.9
Payable for securities purchased	1,650.6					$268.7		1,919.3
Collateral on loaned securities
and derivatives	2,006.2							2,006.2
Short-term debt	52.5			$12.8	$4.0			69.3
Long-term debt	1,698.6		$1,101.1	965.9	236.9	1,164.6		5,167.1
Reinsurance balances payable	2,648.6							2,648.6
Deferred income taxes				432.6	51.2	217.0	$(700.8)
Other liabilities	2,144.2	$1,488.5	264.2	238.7	15.0	175.2	(192.2)	4,133.6
Separate account business	553.7							553.7
Total liabilities	54,301.3	1,488.5	1,365.3	1,650.0	307.1	1,825.5	(893.0)	60,044.7
Minority interest	968.8			799.5				1,768.3
Shareholders’ equity	8,647.5	1,318.1	1,089.1	992.8	139.5	12,958.1	(12,322.1)	12,823.0
Total liabilities and shareholders’ equity	$63,917.6	$2,806.6	$2,454.4	$3,442.3	$446.6	$14,783.6	$(13,215.1)	$74,636.0

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2004	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$9.0	$876.9	$63.8	$2,575.9		$44,298.5
Cash	95.3	35.5	7.5	51.0	4.6	26.0		219.9
Receivables	18,200.3	32.1	131.6	187.6	19.1	144.3	$(18.8)	18,696.2
Property, plant and equipment	175.6	231.5	1,842.1	2,192.8	376.9	21.8		4,840.7
Deferred income taxes	748.8	436.5	48.9			31.9	(625.2)	640.9
Goodwill and other intangible assets	118.3		163.5	9.7	2.6			294.1
Investments in capital stocks of
subsidiaries						12,061.0	(12,061.0)
Other assets	1,943.5	396.5	250.0	88.2	95.2	240.5	(205.2)	2,808.7
Deferred acquisition costs of
insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,345.0	$2,677.7	$2,452.6	$3,406.2	$562.2	$15,101.4	$(12,910.2)	$73,634.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,652.2							$43,652.2
Payable for securities purchased	494.1					$101.4		595.5
Collateral on loaned securities
and derivatives	918.0							918.0
Short-term debt	530.9			$477.1	$2.1			1,010.1
Long-term debt	1,726.5		$1,106.1	700.0	142.3	2,305.3		5,980.2
Reinsurance balances payable	2,980.8							2,980.8
Deferred income taxes				361.5	38.0	225.7	$(625.2)
Other liabilities	2,091.2	$1,392.6	253.5	193.2	166.3	208.1	(210.4)	4,094.5
Separate account business	567.8							567.8
Total liabilities	52,961.5	1,392.6	1,359.6	1,731.8	348.7	2,840.5	(835.6)	59,799.1
Minority interest	934.9			739.3		5.6		1,679.8
Shareholders’ equity	8,448.6	1,285.1	1,093.0	935.1	213.5	12,255.3	(12,074.6)	12,156.0
Total liabilities and shareholders’ equity	$62,345.0	$2,677.7	$2,452.6	$3,406.2	$562.2	$15,101.4	$(12,910.2)	$73,634.9

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Nine Months Ended September 30, 2005	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,684.4						$(0.1)	$5,684.3
Net investment income	1,345.3	$43.4	$2.2	$18.0	$5.8	$53.8		1,468.5
Intercompany interest and dividends						652.9	(652.9)
Investment gains (losses)	76.3	(2.0)		(1.5)		(3.1)		69.7
Manufactured products		2,651.8				119.4		2,771.2
Other	350.4	6.1	390.8	897.0	261.6	10.2		1,916.1
Total	7,456.4	2,699.3	393.0	913.5	267.4	833.2	(653.0)	11,909.8

Expenses:

Insurance claims and policyholders’
benefits	4,886.4							4,886.4
Amortization of deferred acquisition costs	1,167.6							1,167.6
Cost of manufactured products sold		1,605.0				57.4		1,662.4
Other operating expenses	756.0	282.3	255.1	666.2	214.5	88.1	(0.1)	2,262.1
Interest	95.9		44.7	33.7	7.8	107.4		289.5
Total	6,905.9	1,887.3	299.8	699.9	222.3	252.9	(0.1)	10,268.0
	550.5	812.0	93.2	213.6	45.1	580.3	(652.9)	1,641.8

Income tax expense (benefit)	56.5	316.1	37.1	69.6	12.4	(45.1)		446.6
Minority interest	51.8			69.9				121.7
Total	108.3	316.1	37.1	139.5	12.4	(45.1)		568.3
Net income	$442.2	$495.9	$56.1	$74.1	$32.7	$625.4	$(652.9)	$1,073.5

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Nine Months Ended September 30, 2004	Financial	Lorillard	Pipelines	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$6,221.1						$(2.8)	$6,218.3
Net investment income	1,216.6	$21.2	$0.3	$7.6	$1.6	$96.1	(5.8)	1,337.6
Intercompany interest and dividends						464.1	(464.1)
Investment gains (losses)	(411.4)	0.6		0.2		1.2		(409.4)
Manufactured products		2,515.3				110.2		2,625.5
Other	226.7		185.0	575.7	232.3	204.0		1,423.7
Total	7,253.0	2,537.1	185.3	583.5	233.9	875.6	(472.7)	11,195.7

Expenses:

Insurance claims and policyholders’
benefits	4,854.8							4,854.8
Amortization of deferred acquisition costs	1,114.1							1,114.1
Cost of manufactured products sold		1,504.4				54.2		1,558.6
Other operating expenses	1,088.6	288.0	109.5	592.0	206.3	95.0	(2.8)	2,376.6
Interest	93.8		22.5	20.4	4.5	110.5	(5.8)	245.9
Total	7,151.3	1,792.4	132.0	612.4	210.8	259.7	(8.6)	10,150.0
	101.7	744.7	53.3	(28.9)	23.1	615.9	(464.1)	1,045.7

Income tax expense (benefit)	(69.9)	287.7	21.3	(6.9)	9.1	51.3		292.6
Minority interest	27.6			(8.5)		0.1		19.2
Total	(42.3)	287.7	21.3	(15.4)	9.1	51.4		311.8
Net income (loss)	$144.0	$457.0	$32.0	$(13.5)	$14.0	$564.5	$(464.1)	$733.9

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

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2005 third quarter was $300.0 million, compared to $278.5 million in the 2004 third quarter. Net income attributable to Loews common stock includes net investment gains of $34.0 million (after tax and minority interest) compared to net investment losses of $30.2 million (after tax and minority interest) in the comparable period of the prior year.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment (losses) gains	$198.5	$255.3	$865.1	$836.0
Net investment gains (losses) (a)	34.0	(30.2)	38.7	(230.5)
Net income attributable to Loews common stock	232.5	225.1	903.8	605.5
Net income attributable to Carolina Group stock	67.5	53.4	169.7	128.4
Consolidated net income	$300.0	$278.5	$1,073.5	$733.9

Net income per share:
Loews common stock	$1.25	$1.21	$4.86	$3.26
Carolina Group stock	$0.99	$0.92	$2.49	$2.21
__________
(a)	Includes a loss of $352.9 (after tax and minority interest) for the nine months ended September 30, 2004 related to CNA’s sale of its individual life insurance business.

Three Months Ended September 30, 2005 Compared With 2004

Net income attributable to Loews common stock for the third quarter of 2005 amounted to $232.5 million or $1.25 per share, compared to $225.1 million or $1.21 per share in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the third quarter of 2005 was $67.5 million or $0.99 per Carolina Group share, compared to $53.4 million or $0.92 per Carolina Group share in the third quarter of 2004. The Company is issuing a separate press release reporting the results of the Carolina Group for the third quarter of 2005.

Consolidated revenues in the third quarter of 2005 amounted to $4.1 billion compared to $3.8 billion in the comparable 2004 quarter.

Nine Months Ended September 30, 2005 Compared With 2004

Loews consolidated net income (including both the Loews Group and Carolina Group) for the first nine months of 2005 was $1,073.5 million, compared to $733.9 million in the comparable period of the prior year.

Net income attributable to Loews common stock for the first nine months of 2005 amounted to $903.8 million or $4.86 per share, compared to $605.5 million or $3.26 per share in the comparable period of the prior year. Net income attributable to Loews common stock includes net investment gains of $38.7 million (after tax and minority interest) compared to net investment losses of $230.5 million (after tax and minority interest) in the comparable period of the prior year due primarily to a 2004 loss of $352.9 million (after tax and minority interest) for CNA’s sale of its individual life insurance business. The results for the nine months ended September 30, 2005 include a benefit of $109.2 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves at CNA.

Net income attributable to Carolina Group stock for the first nine months of 2005 was $169.7 million or $2.49 per Carolina Group share, compared to $128.4 million or $2.21 per Carolina Group share in the comparable period of the prior year.

Consolidated revenues in the first nine months of 2005 amounted to $11.9 billion compared to $11.2 billion in the comparable period of the prior year. The increase in revenues is primarily due to the acquisition of Gulf South during December 2004, improved results at Diamond Offshore and the absence of a loss recorded in 2004 related to CNA’s sale of its individual life business.

Impact of Hurricanes

Net income for the three and nine months ended September 30, 2005 includes a loss of $263.3 million as a result of Hurricanes Katrina, Rita, Dennis and Ophelia which had a significant impact on the CNA, Diamond Offshore and Boardwalk Pipelines subsidiaries:

•
CNA incurred insurance losses of $268.3 million (after tax and minority interest) for the three and nine months ended September 30, 2005 as a result of the third quarter hurricanes as compared with insurance losses from hurricanes of $158.8 million (after tax and minority interest) for the three and nine months ended September 30, 2004. Because of the nature of Hurricane Katrina, the estimate involves significant judgment due in part to the limited ability to access portions of the affected area, legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for Hurricane Katrina will not exceed its estimate.

•
Diamond Offshore recorded a gain of $8.9 million (after tax and minority interest) for the three and nine months ended September 30, 2005 as a result of an insurance settlement for a rig destroyed by Hurricane Katrina offset by losses incurred for damage caused to other rigs located in the Gulf of Mexico during the third quarter hurricanes.

•
Boardwalk Pipelines incurred losses of $3.9 million (after taxes) as a result of various damage and disruption caused primarily to its Gulf South pipeline as a result of the hurricanes in the third quarter of 2005.

Restatement

In May of 2005, the Company restated its financial results for prior years to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate, and CNA’s equity accounting for that affiliate, as discussed in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1. For information regarding regulatory reviews of CNA’s use of non-traditional, or finite, insurance and CNA’s accounting for and transactions with that affiliate see the Liquidity and Capital Resources section of this MD&A under the Regulatory Matters caption.

Classes of Common Stock

The issuance of Carolina Group stock has resulted in a two class common stock structure for Loews Corporation. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are (a) the Company’s 100% stock ownership interest in Lorillard, Inc.; (b) notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.7 billion outstanding at September 30, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and (c) any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of September 30, 2005, the outstanding Carolina Group stock represents a 39.27% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all the Company’s assets and liabilities other than the 39.27% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

On May 21, 2003 the Florida Third District Court of Appeal vacated the judgment entered in favor of a class of Florida smokers in the case of Engle v. R.J. Reynolds Tobacco Co., et al. The judgment reflected an award of punitive damages to the class of approximately $145.0 billion, including $16.3 billion against Lorillard. The court of appeals also decertified the class ordered during pre-trial proceedings. Plaintiffs appealed to the Florida Supreme Court which heard argument on November 3, 2004. The Company and Lorillard believe that the appeals court’s decision should be upheld upon further appeals.

During May of 2004, a jury in the Circuit Court of Louisiana, Orleans Parish, awarded $591.0 million to fund cessation programs for Louisiana smokers in the case of Scott v. The American Tobacco Company, et al. The class also was awarded judicial interest, which will continue to accrue until the judgment is paid. As of October 15, 2005 judicial interest totaled an additional amount of approximately $385.0 million. The jury was not asked to apportion damages in its verdict so Lorillard’s share of the judgment, including the judicial interest, has not been determined. Lorillard and the other defendants in this matter have initiated an appeal from the judgment to the Louisiana Court of Appeals. Pursuant to Louisiana law, the trial court entered an order setting the amount of the appeal bond at $50.0 million for all defendants, of which Lorillard secured $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid and required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond is uncertain.

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

CNA’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in the Investments section below.

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

Loans to National Contractor

CNA Surety, a 63% owned and consolidated subsidiary of CNA, has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126.0 million. The credit facility expires in March 2009 and the current interest rate is 5.0% per annum. As of September 30, 2005 and December 31, 2004, there was $126.0 million and $95.0 million of loans outstanding under the credit facility, and $6.0 million and $4.0 million of deferred or accrued and unpaid interest. The Company, through a participation agreement with CNA, has funded and owns a participation of $40.0 million and $29.0 million of the outstanding advances as of September 30, 2005 and December 31, 2004.

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of September 30, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

The contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, the Company recorded a pretax impairment charge of $80.5 million in the fourth quarter of 2004 with respect to amounts loaned under the facility, and an additional pretax impairment charge of $20.0 million during the first quarter of 2005. Representatives from CNA and CNA Surety met with senior management of the national contractor in June 2005 to review their actual cash flow through that date, as well as discuss expected future cash flow. Pursuant to those discussions and ongoing monitoring of the status of the contractor’s restructuring plan, deterioration in operations and cash flow was observed. This deterioration was concentrated in an operating division of the contractor that had previously been placed into run off. As a result of these developments, CNA made a decision not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a further pretax impairment charge of $27.0 million. Further, CNA Surety established $40.0 million of estimated initial surety loss reserves in the second quarter of 2005 in anticipation of future loss payments related to the national contractor. During the third quarter of 2005, CNA Surety paid $16.0 million in loss payments to the national contractor to settle outstanding bonded obligations. In the third quarter, CNA Surety began an evaluation of the contractor’s current restructuring efforts. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. CNA Surety expects to complete this reevaluation in the fourth quarter.

If any such reserve additions were taken, CNA Surety would have exposure for the first $20.0 million and CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. CNA Surety has advised that it intends to continue to provide surety bonds on behalf of the contractor while it reevaluates the contractor’s restructuring efforts, subject to the contractor’s initial and ongoing compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the national contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.

During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60.0 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005.

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

Further information on the Company’s exposure to this national contractor and this credit agreement is provided in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A for a discussion of changes in reserve estimates and the impact on CNA’s results of operations.

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

For Standard Lines, the September 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the September 30, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2004 and 2005 accident years. The data from these recent accident years is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Other Insurance, the September 30, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

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

The following table summarizes the amounts receivable from reinsurers at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$12,842.0	$13,878.4
Ceded future policy benefits	1,212.9	1,259.6
Ceded policyholders’ funds	59.0	64.8
Billed reinsurance receivables	535.7	685.2
Reinsurance receivables	14,649.6	15,888.0
Less allowance for uncollectible reinsurance	552.1	546.3
Reinsurance receivables, net	$14,097.5	$15,341.7

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

Catastrophe Reinsurance

The anticipated reinsurance recoveries related to Hurricane Katrina assume significant utilization of CNA’s Corporate Property Catastrophe, Corporate Property Per Risk and Marine reinsurance treaties. The Corporate Property Catastrophe treaty provides 90.0% coverage for the accumulation of losses between $200.0 million and $500.0 million arising out of a single catastrophe occurrence. Coverage under this treaty was fully utilized for Hurricane Katrina. After payment of a reinstatement premium, CNA has coverage for one additional occurrence in 2005 under this treaty. The Corporate Property Per Risk treaty limits CNA’s loss on an individual insured property to $10.0 million, subject to certain limitations and aggregate limits contained in the treaty. CNA’s Marine treaty provides $75.0 million of protection above a $10.0 million retention on the accumulation of losses arising out of a single catastrophe occurrence. After payment of reinstatement premiums, CNA has almost full ongoing coverage under these treaties.

In addition to these reinsurance treaties, CNA’s exposure to Hurricane Rita is further mitigated by an Aggregate Property Catastrophe treaty. This treaty provides reinsurance protection against the aggregation of losses from multiple catastrophic events. The Aggregate Property Catastrophe treaty covers 95.0% of $150.0 million of losses above a retention of $100.0 million from named earthquake or wind storm catastrophes which exceed $25.0 million in 2005. For any single event, the maximum that can be applied to CNA’s retention or recovered under the treaty is $80.0 million. CNA has approximately $45.0 million of available recoveries from this treaty in the event its estimate of gross losses from Hurricane Rita increases in the future. Hurricane Wilma made landfall on October 24, 2005. It is too early for CNA to estimate the impact of this hurricane. If the aggregate losses exceed $25.0 million, coverage under this treaty would apply.

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

The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, CNA discontinued purchases of such contracts.

	Aggregate
Three Months Ended September 30, 2005	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$1.0		$(9.0)	$(8.0)
Ceded claim and claim adjustment expense			15.0	15.0
Ceding commissions			3.0	3.0
Interest charges	(15.0)	$(17.0)	(16.0)	(48.0)

Pretax expense	$(14.0)	$(17.0)	$(7.0)	$(38.0)

Three Months Ended September 30, 2004

Ceded earned premium	$3.0		$(21.0)	$(18.0)
Ceded claim and claim adjustment expense			29.0	29.0
Ceding commissions			(2.0)	(2.0)
Interest charges	(19.0)	$(12.0)	(22.0)	(53.0)

Pretax expense	$(16.0)	$(12.0)	$(16.0)	$(44.0)

Nine Months Ended September 30, 2005

Ceded earned premium	$(17.0)		$56.0	$39.0
Ceded claim and claim adjustment expense			(52.0)	(52.0)
Ceding commissions			(27.0)	(27.0)
Interest charges	(57.0)	$(49.0)	(26.0)	(132.0)

Pretax expense	$(74.0)	$(49.0)	$(49.0)	$(172.0)

Nine Months Ended September 30, 2004

Ceded earned premium			$(13.0)	$(13.0)
Ceded claim and claim adjustment expense			12.0	12.0
Ceding commissions			1.0	1.0
Interest charges	$(61.0)	$(34.0)	(55.0)	(150.0)

Pretax expense	$(61.0)	$(34.0)	$(55.0)	$(150.0)

Included in “All Other” above for the nine months ended September 30, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact of $10.0 million pretax expense for the nine months ended September 30, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Standard Lines	$(24.0)	$(38.0)	$(120.0)	$(118.0)
Specialty Lines	(3.0)	4.0	(10.0)
Other Insurance	(11.0)	(10.0)	(42.0)	(32.0)
Pretax expense	$(38.0)	$(44.0)	$(172.0)	$(150.0)

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $2,225.0 million and $2,564.0 million at September 30, 2005 and December 31, 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Corporate Aggregate Reinsurance Treaties

CNA has an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covers substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The Aggregate Cover provides for two sections of coverage. These coverages attach at defined loss ratios for each accident year. Coverage under the first section of the Aggregate Cover, which is available for all accident years covered by the treaty, has a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section are a percentage of ceded losses and for each $500.0 million of limit the ceded premium is $230.0 million. The second section of the Aggregate Cover, which only relates to accident year 2001, provides additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period has exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges are accrued. This rate will increase to 8.25% per annum commencing in 2006. Also, if an additional aggregate loss ratio threshold is exceeded, additional premiums of 10.0% of amounts in excess of the aggregate loss ratio threshold are to be paid retroactively with interest. The aggregate limits under both sections of the Aggregate Cover have been fully utilized.

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

On July 12, 2005, CNA received arbitration notices from several insurance affiliates of Hannover Reinsurance Group (“Hannover”) related to the Aggregate Cover and two additional finite reinsurance treaties written by Hannover. Among the contract interpretation issues in dispute are the allocation of losses to accident year under the first section of the Aggregate Cover, the timing of deductions from the funds withheld account for all of the treaties, the timing of deductions from a reserve account for one of the treaties, and coverage for certain self-insured obligations under one of the treaties. CNA intends to vigorously defend its interpretation of the contracts. If Hannover's position on all issues were to be sustained, CNA estimates that it would incur additional ceded premium and interest charges of $46.0 million to $64.0 million after-tax and minority interest.

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

Restructuring

As discussed in the Company’s 2004 Form 10-K/A, CNA continues to manage the liabilities from a restructuring plan related to restructuring the property and casualty segments and the Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations (the “2001 Plan”). No restructuring and other related charges related to the 2001 Plan were incurred for the three and nine months ended September 30, 2005 and 2004. During 2005, $1.0 million in payments for lease termination costs were charged against the liability and the remaining accrual of $1.0 million related to impaired asset charges was released. As of September 30, 2005, the accrued liability, relating to lease termination costs, was $13.0 million. Of the remaining accrual, approximately $2.0 million is expected to be paid in the fourth quarter of 2005.

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

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties has been fully utilized, the ceded premiums and losses for an individual segment may change because of the re-estimation of the subject losses. See the Reinsurance section of this MD&A for further discussion of the corporate aggregate reinsurance treaties. For the nine months ended September 30, 2005, CNA recorded unfavorable net prior year development of $17.0 million related to the corporate aggregate reinsurance treaties, consisting of $13.0 million of unfavorable development in Standard Lines, $6.0 million of favorable development in Specialty Lines and $10.0 million of unfavorable development in Other Insurance.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except %)

Net written premiums	$1,047.0	$1,046.0	$3,352.0	$3,520.0
Net earned premiums	1,080.0	1,183.0	3,333.0	3,756.0
Net investment income	186.0	125.0	540.0	382.0
Income before net realized investment gains (losses)	(131.5)	(67.3)	52.0	126.2
Net realized investment gains (losses)	30.7	(20.5)	38.5	59.6
Net income (loss)	(100.8)	(87.8)	90.5	185.8

Ratios:
Loss and loss adjustment expense	106.3%	80.4%	82.5%	71.9%
Expense	33.0	41.1	32.2	34.8
Dividend	0.3	0.7	0.5	0.1
Combined	139.6%	122.2%	115.2%	106.8%

Three Months Ended September 30, 2005 Compared with 2004

Net written premiums for Standard Lines increased $1.0 million. The net written premium results are consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business. Net earned premiums decreased $103.0 million for the three months ended September 30, 2005 as compared with the same period in 2004. This decrease was primarily driven by decreased premiums written over the past quarters, as well as increased reinsurance reinstatement premiums in 2005 due to the hurricanes.

Standard Lines averaged rate decreases of 2.0% and rate increases of 3.0% for the three months ended September 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 78.0% and 65.0% were achieved for those contracts that were up for renewal.

Net operating income decreased $64.2 million for the three months ended September 30, 2005 as compared with the same period in 2004. These results were adversely impacted by increased catastrophe impacts. Catastrophe impacts were $255.5 million and $157.0 million after-tax and minority interest for the three months ended September 30, 2005 and 2004. The 2005 catastrophe impacts include estimated net losses related to Hurricanes Katrina, Rita, Dennis and Ophelia. Also adversely impacting the 2005 results was less favorable current accident year losses as discussed below and decreased premiums. Third quarter of 2005 results were favorably impacted by a decrease in the insurance receivable bad debt provision and increased net investment income.

Net loss increased $13.0 million for the three months ended September 30, 2005 as compared with the same period in 2004. This increase was primarily attributable to an increased net operating loss, partially offset by improved net realized investment results. See the Investments section of the MD&A for discussion on net investment income and net realized investment results.

The combined ratio increased 17.4 points for the three months ended September 30, 2005, as compared with the same period in 2004. The loss ratio increased 25.9 points due principally to increased catastrophe losses and a higher current accident year loss ratio compared with the same period in 2004. The 2005 catastrophes had an adverse impact of 40.0 points on the loss ratio for the three months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 21.0 points on the loss ratio for the three months ended September 30, 2004.

The loss ratio for the third quarter of 2004 was favorably impacted by a $55.0 million reduction of 2004 accident year losses. Catastrophe losses, net of reinsurance of $418.0 million pretax and $245.0 million pretax were recorded for the three months ended September 30, 2005 and 2004.

Unfavorable net prior year development of $25.0 million was recorded for the three months ended September 30, 2005, including $18.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development. Unfavorable net prior year development of $6.0 million, including $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $8.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2004.

2005 Net Prior Year Development

Approximately $33.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2001 and prior. Approximately $23.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2004.

Approximately $35.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.

2004 Net Prior Year Development

In the third quarter of 2004, approximately $15.0 million of unfavorable net prior claim and allocated claim adjustment expense reserve development was recorded in relation to CNA’s share of the National Workers Compensation Reinsurance Pool (“NWCRP”). During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including CNA.

The expense ratio decreased 8.1 points for the three months ended September 30, 2005 as compared with the same period in 2004. This decrease in 2005 was primarily due to the decrease in the bad debt provision for insurance receivables, a change in estimate related to the 2004 hurricane assessments and lower guaranty fund assessments. CNA recorded an estimated bad debt provision of $95.0 million in the third quarter of 2004 related to PEO accounts. Partially offsetting these favorable impacts was the lower earned premium base.

The dividend ratio decreased 0.4 points for the three months ended September 30, 2005 as compared with the same period in 2004, driven primarily by lower current accident year dividends recorded in 2005.

Nine Months Ended September 30, 2005 Compared with 2004

Net written premiums for Standard Lines decreased $168.0 million and net earned premiums decreased $423.0 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The net written premium results are consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business. The decrease in premiums earned was attributable to the decreased premium writing trend.

Standard Lines averaged rate decreases of 1.0% for the nine months ended September 30, 2005 and rate increases of 5.0% for the nine months ended September 30, 2004 for the contracts that renewed during the period. Retention rates of 75.0% and 69.0% were achieved for those contracts that were up for renewal.

Net operating income decreased $74.2 million for the nine months ended September 30, 2005 as compared with the same period in 2004. Net operating income was adversely impacted by increased catastrophe impacts, decreased premiums, increased unfavorable net prior year development and less favorable current accident year results. Partially offsetting these adverse impacts was increased net investment income, decreased bad debt provision for insurance receivables as discussed above in the three month comparison and favorable operating expenses.

Net income decreased $95.3 million for the nine months ended September 30, 2005 as compared with the same period in 2004. This decrease was attributable to decreased net operating income and decreased net realized investment results. See the Investments section of the MD&A for further discussion on net investment income and net realized investment results.

The combined ratio increased 8.4 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The loss ratio increased 10.6 points due principally to increased catastrophe losses and increased unfavorable claim and allocated claim adjustment expense reserve development. The 2005 catastrophes had an adverse impact of 13.1 points on the loss ratio for the nine months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 6.9 points on the loss ratio for the nine months ended September 30, 2004.

Unfavorable net prior year development of $97.0 million was recorded for the nine months ended September 30, 2005, including $202.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $105.0 million of favorable premium development. Unfavorable net prior year development of $13.0 million, including $111.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $98.0 million of favorable premium development, was recorded for the same period in 2004.

2005 Net Prior Year Development

Approximately $141.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior.

Approximately $135.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Approximately $76.0 million of the unfavorable net prior year claim and allocated claim adjustment expense development was attributed to increased severity in liability coverages for large account policies.

Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business, mainly in accident year 2004.

Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits and endorsements on recent policies, primarily workers compensation.

Additionally, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6.0 million of favorable premium development related to the corporate aggregate reinsurance treaties.

2004 Net Prior Year Development

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

In the third quarter of 2004, approximately $15.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in relation to CNA’s share of the NWCRP. During the third quarter of 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement was a higher allocation to the remaining pool members, including CNA.

The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Standard Lines.

	September 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$6,764.0	$6,904.0
Gross IBNR Reserves	8,023.0	7,398.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,787.0	$14,302.0

Net Case Reserves	$4,289.0	$4,761.0
Net IBNR Reserves	5,756.0	4,547.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$10,045.0	$9,308.0

The expense ratio decreased 2.6 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The 2005 expense ratio decreased as compared to 2004 due primarily to the reasons discussed in the three month comparison.

The dividend ratio increased 0.4 points for the nine months ended September 30, 2005 as compared with the same period in 2004 due to decreased favorable dividend development.

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions, except %)

Net written premiums	$649.0	$599.0	$1,838.0	$1,772.0
Net earned premiums	628.0	576.0	1,831.0	1,672.0
Net investment income	74.0	61.0	197.0	182.0
Income before net realized investment gains (losses)	98.9	73.7	244.6	215.6
Net realized investment gains (losses)	9.6	(7.7)	17.5	21.0
Net income	108.5	66.0	262.1	236.6

Ratios:
Loss and loss adjustment expense	58.4%	62.8%	63.3%	63.4%
Expense	27.3	27.2	26.3	26.4
Dividend	0.2	0.4	0.2	0.3
Combined	85.9%	90.4%	89.8%	90.1%

Three Months Ended September 30, 2005 Compared with 2004

Net written premiums for Specialty Lines increased $50.0 million for the three months ended September 30, 2005 as compared to the same period in 2004. This increase was primarily due to increased premium writings across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues.

Net earned premiums increased $52.0 million for the three months ended September 30, 2005 as compared with the same period in 2004, which reflects the increased premium writings over the past several quarters in Specialty Lines.

Specialty Lines averaged rate increases of 2.0% and 6.0% for the three months ended September 30, 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 83.0% and 81.0% were achieved for those contracts that were up for renewal. CNA expects rate achievement will continue to moderate as competition for premiums continues to accelerate in these lines of business.

Net operating income increased $25.2 million for the three months ended September 30, 2005 as compared with the same period in 2004. This increase was primarily driven by an increase in net investment income, improvements in current accident year results, a decrease in the bad debt provision for reinsurance receivables and increased earned premiums. These increases to operating income were partially offset by reduced favorable net prior year development and increased catastrophe impacts in 2005. Catastrophe impacts were $12.8 million and $6.4 million after-tax and minority interest for the three months ended September 30, 2005 and 2004.

Net income increased $42.5 million for the three months ended September 30, 2005 as compared with the same period in 2004 due to increased net operating income and improved net realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

The combined ratio improved 4.5 points for the three months ended September 30, 2005 as compared with the same period in 2004. The loss ratio decreased 4.4 points due to a decrease in the bad debt provision for reinsurance receivables and improvements in the current accident year results, primarily in the warranty line of business. The improvement in the warranty current accident year results was offset by a corresponding increase in profit commissions as discussed in the expense ratio paragraph below. These favorable impacts to the loss ratio were partially offset by increased catastrophe losses. The 2005 catastrophes had an adverse impact of 3.1 points on the loss ratio for the three months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 1.7 points on the loss ratio for the three months ended September 30, 2004.

Favorable net prior year development of $1.0 million was recorded for the three months ended September 30, 2005, including $7.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development. Favorable net prior year development of $21.0 million, including $9.0 million of favorable claim and allocated claim adjustment expense reserve development and $12.0 million of favorable premium development, was recorded for the three months ended September 30, 2004.

The expense ratio increased 0.1 points and was impacted by a change in estimate related to profit commissions in the warranty line of business. This was partially offset by decreased net commission rates in certain specialty lines and an increased earned premium base.

Nine Months Ended September 30, 2005 Compared to 2004

Net written premiums for Specialty Lines increased $66.0 million for the nine months ended September 30, 2005 as compared with the same period in 2004. Net earned premiums increased $159.0 million for the nine months ended September 30, 2005 as compared with the same period in 2004. These increases were primarily attributable to the increased premium writing trend discussed above. Additionally, net earned premiums were adversely impacted by the premium development discussed below.

Specialty Lines averaged rate increases of 2.0% and 10.0% for the nine months ended September 30, 2005 and 2004 for the contracts that renewed during the period. Retention rates of 86.0% and 82.0% were achieved for those contracts that were up for renewal.

Net operating income increased $29.0 million compared to the prior year period. These results were favorably impacted by increased earned premium, improved current accident year results and an increase in net investment income. These results were unfavorably impacted by the absence of a net reduction of the allowance for uncollectible reinsurance receivables recorded in 2004 and increased catastrophe impacts. Catastrophe impacts were $12.8 million and $8.2 million after-tax and minority interest for the nine months ended September 30, 2005 and 2004.

Net income increased $25.5 million for the nine months ended September 30, 2005 as compared with the same period in 2004 due primarily to increased net operating income. See the Investments section of this MD&A for discussion on net investment income and net realized investment results.

The combined ratio improved 0.3 points for the nine months ended September 30, 2005 as compared with the same period in 2004. The loss ratio decreased 0.1 points and was impacted by an improvement in the current accident year results, primarily due to the warranty line of business as discussed above and decreased unfavorable net prior year claim and claim adjustment expense reserve development. These improvements were partially offset by an increase in the bad debt provision recorded for reinsurance receivables as compared to the prior year period and increased catastrophe losses. The 2005 catastrophes had an adverse impact of 1.1 points on the loss ratio for the nine months ended September 30, 2005. The 2004 catastrophes had an adverse impact of 0.8 points on the loss ratio for the nine months ended September 30, 2004.

Unfavorable net prior year development was $41.0 million, including $31.0 million of unfavorable claim and allocated claim adjustment expense and $10.0 million of unfavorable premium development for the nine months ended September 30, 2005. Unfavorable net prior year development of $39.0 million, including $65.0 million of unfavorable claim and allocated claim adjustment expense development and $26.0 million of favorable premium development, was recorded for the same period in 2004.

2005 Net Prior Year Development

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

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

Approximately $17.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.

Approximately $24.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.

Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005.

2004 Net Prior Year Development

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

The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Specialty Lines.

	September 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$1,820.0	$1,659.0
Gross IBNR Reserves	3,287.0	3,201.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,107.0	$4,860.0

Net Case Reserves	$1,214.0	$1,191.0
Net IBNR Reserves	2,339.0	2,042.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,553.0	$3,233.0

The expense ratio decreased 0.1 points primarily due to the reasons discussed in the three month comparison and lower state premium taxes and guaranty fund assessments in 2005 as compared to 2004 due to a change in estimate which reduced prior accruals.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Net earned premiums	$169.0	$182.0	$539.0	$710.0
Net investment income	179.0	109.0	431.0	457.0
Income (loss) before net realized investment
(losses) gains	(31.5)	(11.4)	(26.3)	(18.2)
Net realized investment (losses) gains	(1.5)	1.0	(4.9)	(349.6)
Net income (loss)	(33.0)	(10.4)	(31.2)	(367.8)

Three Months Ended September 30, 2005 Compared to 2004

The earned premiums for the Life and Group Non-Core segment consist primarily of premiums from the group and individual long term care businesses. Net earned premiums of $161.0 million in the third quarter of 2005 and $165.0 million in the third quarter of 2004 relate to these businesses. The specialty medical business was sold on January 6, 2005. There was $42.0 million of net earned premiums from the sold specialty medical business in the three months ended September 30, 2004.

Net results declined $22.6 million in the third quarter of 2005 as compared with the same period in 2004. The decline in net results was due primarily to a $15.5 million after-tax and minority interest provision for estimated indemnification liabilities related to the sold individual life business and unfavorable reserve development of $12.8 million after-tax and minority interest related to an accident and health reinsurance program. Partially offsetting these unfavorable impacts was increased net investment income, which included approximately $61.0 million from the trading portfolio which was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for additional information on net investment income and net realized investment results.

Nine Months Ended September 30, 2005 Compared to 2004

Net earned premiums for Life and Group Non-Core decreased $171.0 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The decrease in net earned premiums was due primarily to decreased premiums from the sold individual life and specialty medical businesses.

Net results improved $336.6 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The improvement in net results related primarily to a $352.9 million after-tax and minority interest realized loss from the sale of the individual life business in 2004. Additionally contributing to the improvement in net results are the absence of a $20.1 million after-tax and minority interest increase in insurance reserves and allowance for uncollectible reinsurance recorded in 2004 related to assumed business underwritten through a managing general agent, IOA Global, which consists primarily of certain accident and health exposures (“IGI Program”) and the absence of a charge recorded in 2004 related to individual long term care reserve strengthening. Also impacting the 2005 results are the unfavorable impacts discussed in the three month comparison and the absence of favorable results from the individual life and specialty medical businesses.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Net investment income	$61.0	$65.0	$177.0	$195.0
Revenues	59.2	47.4	251.2	301.9
Income before net realized investment (losses) gains	32.9	22.8	129.8	52.0
Net realized investment (losses) gains	(0.2)	(11.0)	(9.0)	37.4
Net income	32.7	11.8	120.8	89.4

Three Months Ended September 30, 2005 Compared to 2004

Revenues increased $11.8 million for the three months ended September 30, 2005 as compared with the same period in 2004. The increase in revenues was due primarily to reduced net realized investment losses. Partially offsetting this increase was decreased net investment income due to the segment’s declining reserve base. See the Investments section of this MD&A for additional information on net realized investment results.

Net income increased $20.9 million for the three months ended September 30, 2005 as compared with the same period in 2004. The increase in net income was due primarily to the increased revenues as discussed above and decreased unfavorable net prior year development.

Unfavorable net prior year development of $1.0 million was recorded for the three months ended September 30, 2005. There was no net prior year claim and allocated claim adjustment expense reserve development and $1.0 million of unfavorable premium development. Unfavorable net prior year development of $11.0 million was recorded for the three months ended September 30, 2004, including $9.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development.

Nine Months Ended September 30, 2005 Compared to 2004

Revenues decreased $50.7 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $124.0 million due to the exit from the assumed reinsurance business in 2003, decreased net realized investment results and decreased net investment income as discussed above. Partially offsetting these decreases was $121.0 million ($72.1 million after-tax and minority interest) of interest related to a Federal income tax settlement. See Note 16 of the Notes to Consolidated Condensed Financial Statements for further discussion. See the Investments section of this MD&A for additional information on net realized investment results.

As previously disclosed, CNA sold its personal insurance business to Allstate Corporation (“Allstate”) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five CNA subsidiaries at the fair market value as of the exercise date. Royalty fees earned for the nine months ended September 30, 2005 and 2004 for personal insurance policies 100% reinsured with Allstate were approximately $24.0 million and $20.0 million. The royalty fee arrangement terminated on September 30, 2005.

Net income increased $31.4 million for the nine months ended September 30, 2005 as compared with the same period in 2004. The second quarter of 2005 Federal income tax settlement and a release of Federal income tax reserves increased net income by $105.0 million after tax and minority interest. This increase was partially offset by decreased net realized investment results, decreased operating results from CNA Re, decreased net investment income and increased unfavorable net prior year development. Net realized investment results for the nine months ended September 30, 2005 include a $20.1 million after-tax and minority interest impairment related to a national contractor. See the Critical Accounting Estimates section of this MD&A for additional information regarding the national contractor.

Unfavorable net prior year development was $89.0 million, including $74.0 million of unfavorable net prior year claim and allocated claim adjustment expense and $15.0 million of unfavorable premium development, for the nine months ended September 30, 2005. Unfavorable net prior year development of $71.0 million, including $58.0 million of unfavorable claim and allocated claim adjustment expense development and $13.0 million of unfavorable premium development, was recorded in the same period in 2004.

2005 Net Prior Year Development

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense development recorded in 2005 was a result of a second quarter commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400.0 million of losses and received $344.0 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges. Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

2004 Net Prior Year Development

The net prior year development recorded for the nine months ended September 30, 2004 relates to commutation agreements with several members of the Trenwick Group which resulted in unfavorable net prior year development which was partially offset by a release of a previously established allowance for uncollectible reinsurance.

The following table summarizes the gross and net carried reserves as of September 30, 2005 and December 31, 2004 for Other Insurance.

	September 30,	December 31,
	2005	2004
(In millions)

Gross Case Reserves	$3,477.0	$3,806.0
Gross IBNR Reserves	4,568.0	4,875.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,045.0	$8,681.0

Net Case Reserves	$1,483.0	$1,588.0
Net IBNR Reserves	1,684.0	1,691.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,167.0	$3,279.0

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

CNA’s ultimate liability for its environmental pollution and mass tort claims is impacted by several factors including ongoing disputes with policyholders over scope and meaning of coverage terms and, in the area of environmental pollution, court decisions that continue to restrict the scope and applicability of the absolute pollution exclusion contained in policies issued by CNA. Due to the inherent uncertainties described above, including the inconsistency of court decisions, the number of waste sites subject to cleanup and in the area of environmental pollution, the standards for cleanup and liability, the ultimate liability of CNA for environmental pollution and mass tort claims may vary substantially from the amount currently recorded.

Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and due to the significant uncertainties previously described related to APMT claims, the ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, and insurer financial strength and debt ratings and the Company’s results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	September 30, 2005		December 31, 2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$3,072.0	$634.0	$3,218.0	$755.0
Ceded reserves	(1,493.0)	(232.0)	(1,532.0)	(258.0)
Net reserves	$1,579.0	$402.0	$1,686.0	$497.0

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

As of September 30, 2005 and December 31, 2004, CNA carried approximately $1,579.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $8.0 million and $44.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2005 and 2004. The unfavorable net prior year development for the nine months ended September 30, 2004 was primarily related to a commutation. CNA paid asbestos-related claims, net of reinsurance recoveries, of $115.0 million and $104.0 million for the nine months ended September 30, 2005 and 2004.

CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2005, CNA had 13 structured settlement agreements with a reserve, net of reinsurance, of $158.0 million. At December 31, 2004, CNA had 11 structured settlement agreements with a reserve, net of reinsurance, of $175.0 million. As to the 13 structured settlement agreements existing at September 30, 2005, payment obligations under those settlement agreements are projected to terminate by 2016.

In 1985, 47 asbestos producers and their insurers, including CIC, executed the Wellington Agreement. The agreement intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement. At September 30, 2005, CNA had obligations for four accounts. With respect to these four remaining unpaid Wellington obligations, CNA has evaluated its exposure and the expected reinsurance recoveries under these agreements and has a recorded reserve of $16.0 million, net of reinsurance. At December 31, 2004, CNA had fulfilled its Wellington Agreement obligations as to all but four accounts and had a recorded reserve of $17.0 million, net of reinsurance.

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claims payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities. As of September 30, 2005, CNA had negotiated 34 coverage in place agreements. CNA has evaluated these commitments and the expected reinsurance recoveries under these agreements and has recorded a reserve of $70.0 million, net of reinsurance as of September 30, 2005. As of December 31, 2004, CNA had negotiated 33 coverage in place agreements. CNA had evaluated these commitments and the expected reinsurance recoveries under these agreements and had recorded a reserve of $76.0 million, net of reinsurance, as of December 31, 2004.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. At September 30, 2005, CNA had 201 large accounts with reserves of $339.0 million, net of reinsurance. At December 31, 2004, CNA had 180 large accounts and had established reserves of $368.0 million, net of reinsurance. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2005, CNA had 1,082 small accounts, approximately 81.0% of its total active asbestos accounts, with reserves of $113.0 million, net of reinsurance. At December 31, 2004, CNA had 1,109 small accounts, approximately 82.9% of its total active asbestos accounts, with reserves of $141.0 million, net of reinsurance. Small accounts are typically representative of policyholders with limited connection to asbestos. As entities which were historic targets in asbestos litigation continue to file for bankruptcy protection, plaintiffs’ attorneys are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and nevertheless must be defended by CNA under its policies. Bankruptcy filings and increased claims filings in the last few years could potentially increase costs incurred in defending small accounts.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools. At September 30, 2005 and December 31, 2004, CNA had $145.0 million and $148.0 million of reserves, net of reinsurance, related to these asbestos liabilities arising from CNA’s assumed reinsurance obligations and CNA’s participation in pools, including Excess & Casualty Reinsurance Association (“ECRA”).

At September 30, 2005 and December 31, 2004, the unassigned IBNR reserve was $684.0 million and $707.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2005 and December 31, 2004.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
September 30, 2005	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$29.0	$158.0	10.0%
Wellington	4	2.0	16.0	1.0
Coverage in place	34	7.0	70.0	4.5
Fibreboard	1		54.0	3.4
Total with settlement agreements	52	38.0	298.0	18.9

Other policyholders with active accounts
Large asbestos accounts	201	52.0	339.0	21.5
Small asbestos accounts	1,082	21.0	113.0	7.1
Total other policyholders	1,283	73.0	452.0	28.6

Assumed reinsurance and pools		4.0	145.0	9.2
Unassigned IBNR			684.0	43.3
Total	1,335	$115.0	$1,579.0	100.0%

December 31, 2004

Policyholders with settlement agreements
Structured settlements	11	$39.0	$175.0	10.4%
Wellington	4	4.0	17.0	1.0
Coverage in place	33	14.0	76.0	4.5
Fibreboard	1		54.0	3.2
Total with settlement agreements	49	57.0	322.0	19.1

Other policyholders with active accounts
Large asbestos accounts	180	47.0	368.0	21.8
Small asbestos accounts	1,109	23.0	141.0	8.4
Total other policyholders	1,289	70.0	509.0	30.2

Assumed reinsurance and pools		8.0	148.0	8.8
Unassigned IBNR			707.0	41.9
Total	1,338	$135.0	$1,686.0	100.0%

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

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action continues. It is unclear when CNA will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. A confirmation hearing in the bankruptcy proceeding has been scheduled for April, 2006. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 77,708 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimants’ entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; (h) the extent that any liability of Bendix would be shared with other responsible parties; and (i) whether Bendix is responsible for reimbursement of funds advanced by CNA for defense and indemnity in the past. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 75 Ohio actions, plaintiffs allege that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g., Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co. (N.D. Ohio, filed April 1, 2004), and Cross v. Garlock, Inc., (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was recently affirmed on appeal. Budd v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002 against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury or wrongful death claims in the West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants, removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”), et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state court is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/ or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various statutes of limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry is involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes (“mini-Superfunds”) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (“PRP”s). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (“EPA”) and included on its National Priorities List (“NPL”). State authorities have designated many cleanup sites as well.

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

As of September 30, 2005 and December 31, 2004, CNA carried approximately $402.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $3.0 million of environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. No development was recorded for the nine months ended September 30, 2004. CNA recorded $15.0 million and $10.0 million of current accident year losses related to mass tort for the nine months ended September 30, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $113.0 million and $79.0 million for the nine months ended September 30, 2005 and 2004.

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

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. In 2004, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates or plaintiffs. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate its ultimate liability for such claims.

CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. At September 30, 2005, CNA had five structured settlement agreements with its policyholders for which it had future payment obligations with a recorded reserve of $7.0 million, net of reinsurance. At December 31, 2004, CNA had two structured settlement agreements and has established reserves of $5.0 million, net of reinsurance, to fund future payment obligations under the agreements.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claims payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claims payment. Coverage in place agreements may have annual payment caps. At September 30, 2005, CNA had 18 such agreements with a recorded reserve of $17.0 million, net of reinsurance. At December 31, 2004, CNA had negotiated 15 coverage in place agreements and had established a reserve of $16.0 million, net of reinsurance.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. At September 30, 2005, CNA had 124 large accounts with a collective reserve of $66.0 million, net of reinsurance. At December 31, 2004, CNA had 134 large accounts with a collective reserve of $75.0 million, net of reinsurance. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. At September 30, 2005, CNA had 372 small accounts with a collective reserve of $43.0 million, net of reinsurance. At December 31, 2004, CNA had 405 small accounts with a collective reserve of $47.0 million, net of reinsurance.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA had reserves of $34.0 million and $36.0 million related to these liabilities as of September 30, 2005 and December 31, 2004.

As of September 30, 2005 and December 31, 2004, CNA carried unassigned IBNR reserves for environmental pollution of $122.0 million, net of reinsurance and $163.0 million, net of reinsurance. This IBNR reserve relates to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The table below depicts CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2005 and December 31, 2004.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
September 30, 2005	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	5	$5.0	$7.0	2.4%
Coverage in place	18	9.0	17.0	5.9
Total with Settlement Agreements	23	14.0	24.0	8.3

Other Policyholders with Active Accounts
Large pollution accounts	124	22.0	66.0	22.8
Small pollution accounts	372	15.0	43.0	14.9
Total Other Policyholders	496	37.0	109.0	37.7

Assumed Reinsurance & Pools		2.0	34.0	11.8
Unassigned IBNR			122.0	42.2
Total	519	$53.0	$289.0	100.0%

December 31, 2004

Policyholders with Settlement Agreements
Structured settlements	2	$14.0	$5.0	1.5%
Coverage in place	15	5.0	16.0	4.7
Total with Settlement Agreements	17	19.0	21.0	6.2

Other Policyholders with Active Accounts
Large pollution accounts	134	18.0	75.0	21.9
Small pollution accounts	405	14.0	47.0	13.7
Total Other Policyholders	539	32.0	122.0	35.6

Assumed Reinsurance & Pools		2.0	36.0	10.5
Unassigned IBNR			163.0	47.7
Total	556	$53.0	$342.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Lorillard for the three and nine months ended September 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Manufactured products	$928.4	$879.3	$2,651.8	$2,515.3
Net investment income	18.9	7.5	43.4	21.2
Investment (losses) gains			(2.0)	0.6
Other			6.1
Total	947.3	886.8	2,699.3	2,537.1
Expenses:
Cost of sales	543.9	504.8	1,605.0	1,504.4
Other operating	95.3	85.0	282.3	288.0
Total	639.2	589.8	1,887.3	1,792.4
	308.1	297.0	812.0	744.7
Income tax expense	115.2	113.0	316.1	287.7
Net income	$192.9	$184.0	$495.9	$457.0

Revenues increased by $60.5 million and $162.2 million, or 6.8% and 6.4%, and net income increased by $8.9 million and $38.9 million, or 4.8% and 8.5%, in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

The increase in revenues in the three months ended September 30, 2005, as compared to the corresponding period of 2004, is primarily due to higher net sales of $49.1 million and higher investment income of $11.4 million related to improved returns on Lorillard’s invested cash balances. Net sales revenue increased $55.9 million due to increased unit sales volume, assuming prices were unchanged from the prior year, partially offset by $6.8 million due to lower effective unit prices reflecting higher sales promotion expenses (accounted for as a reduction to net sales), although total promotional expenses, including amounts recorded as a component of cost of sales, declined by $8.8 million. The increase in net investment income is related to improved returns on Lorillard’s invested cash balances and includes $6.4 million from investments in limited partnerships for the three months ended September 30, 2005, as compared to $3.1 million in the corresponding period of 2004.

The increase in net income in the three months ended September 30, 2005, as compared to the corresponding period of 2004, reflects the higher revenues discussed above, partially offset by charges of $27.6 million pretax due to a federal assessment (including $13.0 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers and higher costs related to the settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard recorded pretax charges of $223.9 million and $213.6 million ($140.8 million and $132.8 million after taxes) for the three months ended September 30, 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted settlement payments and related legal fees are based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $10.3 million pretax increase in tobacco settlement costs in the three months ended September 30, 2005, as compared to the comparable period of 2004, is due to the impact of the inflation adjustment ($9.7 million), charges for higher gross unit sales ($7.1 million), and other adjustments ($4.8 million) under the State Settlement Agreements, partially offset by the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($11.3 million) due to the new federal assessment.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. The relatively strong volume achieved in the fourth quarter of 2004 due in part to advance buying by many wholesalers in anticipation of pricing changes and higher costs associated with state settlement and grower buyout expenses in 2005, discussed above, may result in an unfavorable comparison between the fourth quarter of 2005 and the fourth quarter of 2004.

The increase in revenues in the nine months ended September 30, 2005, as compared to the corresponding period of 2004, is primarily due to higher net sales of $136.5 million and higher investment and other income of $25.7 million. Net sales revenue increased $121.0 million due to increased unit sales volume, assuming prices were unchanged from the prior year, $10.6 million due to higher effective unit prices reflecting lower sales promotion expenses and $4.9 million as a result of the reduction of approximately one percentage point in Lorillard’s cash discount rate offered to direct buying accounts. In addition, Lorillard’s promotional expenses included in cost of sales decreased by $15.0 million. Other revenues include interest of $6.1 million relating to a refund of income taxes paid in prior years. Net investment income increased due primarily to higher yields on invested cash balances and includes $12.8 million from limited partnerships in the nine months ended September 30, 2005, as compared to $9.9 million in the corresponding period of 2004.

Net income increased in the nine months ended September 30, 2005, as compared to the corresponding period of 2004, due primarily to the higher revenues discussed above, partially offset by higher State Settlement Agreement costs as described below, and charges of $78.6 million pretax due to a federal assessment (including $26.0 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $658.2 million and $649.0 million ($402.0 million and $398.3 million after taxes) for the nine months ended September 30, 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. The $9.2 million pretax increase in tobacco settlement costs in the nine months ended September 30, 2005, as compared to the comparable period of 2004, is due to the the impact of the inflation adjustment ($26.2 million) and charges for higher gross unit sales ($19.3 million) under the State Settlement Agreements, partially offset by the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($34.2 million) and other adjustments ($2.1 million).

Overall, domestic industry unit sales volume decreased 1.9% and 2.8% in the three and nine months ended September 30, 2005, as compared with the corresponding periods of 2004. Industry sales for premium brands were 71.0% and 71.3% of the total market in the three and nine months ended September 30, 2005, as compared to 70.0% and 69.7% for the corresponding periods of 2004.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 3.3% and 3.1% in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. Domestic wholesale volume increased 2.8% and 3.0% in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. Total Newport unit sales volume increased 3.8% and 3.9% and domestic volume increased 3.3% and 3.9% in the three and nine months ended September 30, 2005, as compared with the corresponding periods of 2004. These results, while reflecting positive change, continue to be affected by on-going competitive promotions and the availability of deep discount brands.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $22.8 million, $16.9 million, $61.8 million and $69.9 million for the three and nine months ended September 30, 2005 and 2004, respectively. Numerous factors affect product liability defense costs. The principal factors are the number and types of cases filed, the number of cases tried, the results of trials and appeals, the development of the law, the application of new or different theories of liability by plaintiffs and their counsel, and litigation strategy and tactics. See Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Selected Market Share Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(Units in billions)

Total domestic Lorillard unit volume (1)	9.101	8.849	26.710	25.921
Total domestic industry unit volume (1)	99.134	101.089	287.052	295.457

Lorillard’s share of the domestic market (1)	9.2	8.7	9.3	8.8
Lorillard’s premium segment as a percentage of its total
domestic volume (1)	95.0	95.3	95.3	95.4

Newport share of the domestic segment (1)	8.4	7.9	8.5	8.0
Newport share of the premium segment (1)	11.8	11.4	11.9	11.4
Total menthol segment market share for the industry (2)	27.2	26.9	27.1	26.9
Newport’s share of the menthol segment (2)	32.5	31.4	32.7	31.0
Newport as a percentage of Lorillard’s (3):
Total volume	91.5	91.0	91.7	90.9
Net sales	92.8	92.2	92.9	92.2

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. According to MSAI, the discount segment share of market decreased from approximately 30.0% and 30.3% in the three and nine months ended September 30, 2004, to 29.0% and 28.7% in the three and nine months ended September 30, 2005. Virtually all of Lorillard’s sales are in the premium price segment where Lorillard’s share amounted to approximately 12.9% and 13.1% in the three and nine months ended September 30, 2005 and 12.5% and 12.6% in the three and nine months ended September 30, 2004, as reported by MSAI. Lorillard management continues to believe that volume and market share information for deep discount manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

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

•
In Scott v. The American Tobacco Company, et al., a jury awarded $591.0 million against the defendants, including Lorillard, to fund cessation programs for Louisiana smokers. Lorillard’s share of the Scott judgment has not been determined. The court’s final judgment also reflects its award of judicial interest. As of October 15, 2005, judicial interest totaled approximately $385.0 million. Judicial interest will continue to accrue until the judgment is paid or dismissed on appeal. Lorillard and the other defendants have appealed the Scott judgment to the Louisiana Court of Appeals.

•
The U.S. Department of Justice has brought an action against Lorillard and other tobacco companies. At the time trial began in September of 2004, the government sought, pursuant to the federal Racketeer Influenced and Corrupt Organization Act, disgorgement of profits from the industry of $280.0 billion that the government contends were earned as a consequence of a racketeering “enterprise.” On February 4, 2005, the United States Court of Appeals for the District of Columbia Circuit ruled that disgorgement was not a proper remedy in this case. On October 17 2005, the U.S. Supreme Court issued an order in which it declined to review the disgorgement issue at this time. The parties are expected to complete their post-trial submissions during November of 2005.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 76.9% in the first nine months of 2005. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 18.9%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.3% over the period 1984 through the first nine months of 2005 according to information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 1.1 share points from 14.1% in the first nine months of 2004 to 13.0% in the first nine months of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

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

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In the first nine months of 2005, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from

$0.03 to $3.00 per pack. In the first nine months of 2005, excise tax increases ranging from $0.10 to $1.00 per pack were implemented in eleven states. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

The following table summarizes the results of operations for Boardwalk Pipelines for the three and nine months ended September 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Operating	$121.5	$46.9	$390.8	$185.0
Net investment income (loss)	0.8	0.3	2.2	0.3
Total	122.3	47.2	393.0	185.3
Expenses:
Operating	99.7	38.1	255.1	109.5
Interest	15.0	7.3	44.7	22.5
Total	114.7	45.4	299.8	132.0
	7.6	1.8	93.2	53.3
Income tax expense	3.1	0.8	37.1	21.3
Net income	$4.5	$1.0	$56.1	$32.0

Boardwalk Pipelines derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation and storage services are provided under firm service and interruptible service agreements. Transportation rates are subject to maximum tariff rates established by the Federal Energy Regulatory Commission (“FERC”), although most services are provided at a discount to the maximum tariff rate due to the competitive marketplace.

Under firm transportation agreements, customers generally pay a fixed “demand” or “capacity reservation” charge to reserve pipeline capacity at certain receipt and delivery points, plus a commodity and fuel charge paid on the volume of gas actually transported. Firm storage customers reserve a specific amount of storage capacity and generally pay a capacity reservation charge based on the amount of capacity being reserved plus an injection and/or withdrawal fee. Capacity reservation revenues derived from firm service generally remain constant over the term of the contract because the charges are based upon the capacity reserved and do not vary with actual use.

Interruptible transportation and storage service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. Customers pay for interruptible services when capacity is used.

Operating expenses typically do not vary significantly based upon the amount of gas transported with the exception of gas consumed by Gulf South’s compressor stations. Gulf South’s fuel recoveries are included as part of transportation revenues.

In late August and September of 2005, Hurricanes Katrina and Rita damaged a portion of Boardwalk Pipeline’s assets, primarily on the Gulf South system. The pipelines continued to operate and the vast majority of service to customers was not interrupted. Boardwalk Pipelines recognized pretax expenses of approximately $6.0 million in the third quarter of 2005 as a result of hurricane damage. The damage caused by these storms could impact Boardwalk Pipeline in a variety of ways in the future, including among others reduced demand from damaged customers, reduced supplies of natural gas due to damage to suppliers’ facilities, changes in demand for natural gas due to increased gas prices, potential costs to relocate portions of pipeline as damaged regions, particularly New Orleans, are reconstructed and future litigation, including two class action cases already commenced against Gulf South and numerous other defendants. Based on current estimates by management of Boardwalk Pipelines, the Company does not expect additional costs to materially adversely affect its results of operations, financial position or cash flows.

Boardwalk Pipelines acquired Gulf South Pipelines LP (“Gulf South”) on December 29, 2004. Therefore, results of operations for the three and nine months ended September 30, 2004 did not include the operations of Gulf South. Revenues and net income of Gulf South totaled $75.7 million and $7.3 million for the three months ended September 30, 2005, and $220.7 million and $39.1 million, for the nine months ended September 30, 2005.

Excluding the operations of Gulf South, revenues decreased $0.6 million and $13.0 million in the three and nine months ended September 30, 2005, primarily due to unfavorable market conditions for Texas Gas Transmission, LLC (“Texas Gas”), a subsidiary of Boardwalk Pipelines, during the 2004-2005 winter season. Temperatures in January and February 2005 were 20.0% warmer than the comparable period of the prior year, resulting in excess capacity and a reduction in storage flexibility due to unusually high storage levels.

Excluding the operations of Gulf South, net income decreased $3.8 million and $15.0 million in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, primarily due to the lower revenues noted above.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore Drilling, Inc. is a 55% owned subsidiary of the Company.

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Operating	$346.0	$206.8	$897.0	$575.7
Net investment income	6.1	2.9	18.0	7.6
Investment gains (losses)	(0.2)	(0.1)	(1.5)	0.2
Total	351.9	209.6	913.5	583.5
Expenses:
Operating	225.8	200.6	666.2	592.0
Interest	8.4	7.7	33.7	20.4
Total	234.2	208.3	699.9	612.4
	117.7	1.3	213.6	(28.9)
Income tax expense (benefit)	39.8	(0.1)	69.6	(6.9)
Minority interest	37.4	1.3	69.9	(8.5)
Net income (loss)	$40.5	$0.1	$74.1	$(13.5)

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

Revenues increased by $142.3 million and $330.0 million, or 67.9% and 56.6%, and net income increased by $40.4 million and $87.6 million in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. Revenues increased due primarily to higher contract drilling revenues of $99.9 million and $268.7 million compared to the corresponding prior year periods.

In the third quarter of 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was damaged beyond repair during Hurricane Katrina and other rigs in Diamond Offshore’s fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. Diamond Offshore believes the physical damage to its rigs, as well as any related removal and recovery costs, are covered by insurance, after applicable deductibles.

The Company recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick. During the three and nine months ended September 30, 2005, this drilling unit generated $4.0 million and $11.8 million in revenues compared to $3.3 million and $9.0 million in the same periods of 2004 primarily due to a higher average operating dayrate earned during 2005, as compared to the three and nine months of 2004.

Revenues from jack-up rigs and other semisubmersible rigs increased by $62.6 million and $164.4 million in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004. The increase primarily reflects increased dayrates of $43.6 million and $112.4 million and improved utilization of $17.2 million and $43.7 million (excluding the Ocean Warwick), respectively.

Revenues from high specification floaters increased $37.6 million and $105.5 million in the three and nine months ended September 30, 2005 due primarily to increased dayrates of $41.2 million and $76.9 million as compared to the three and nine months ended September 30, 2004, respectively. Utilization fell in the third quarter of 2005, resulting in a decrease in revenues of $3.8 million, but improved in the first nine months of 2005, which generated an additional $28.6 million in revenue as compared to the first nine months of 2004.

Net investment income increased by $3.2 million and $10.4 million, primarily due to interest earned on higher average cash and investment balances in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

Interest expense increased $0.7 million and $13.3 million in the three and nine months ended September 30, 2005, primarily due to the additional expense related to the issuance of its 5.2% and 4.9% senior unsecured notes. The nine months ended September 30, 2005 included a write-off of $6.9 million of debt issuance costs associated with the partial repurchase of its Zero Coupon Debentures in June of 2005.

Net income increased in the three and nine months ended September 30, 2005 due primarily to the higher revenues discussed above, partially offset by increased contract drilling expenses and interest expense.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels Holding Corporation is a wholly owned subsidiary of the Company.

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
In millions)

Revenues:
Operating	$81.1	$66.4	$261.6	$232.3
Net investment income	0.4	0.5	5.8	1.6
Total	81.5	66.9	267.4	233.9
Expenses:
Operating	73.0	66.9	214.5	206.3
Interest	3.0	1.2	7.8	4.5
Total	76.0	68.1	222.3	210.8
	5.5	(1.2)	45.1	23.1
Income tax expense (benefit)	1.8	(0.4)	12.4	9.1
Net income (loss)	$3.7	$(0.8)	$32.7	$14.0
Revenues increased by $14.6 million and $33.5 million, or 21.8% and 14.3%, and net income increased by $4.5 million and $18.7 million in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

Revenues increased in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, due primarily to an increase in operating revenue, higher equity income from joint ventures and, for the nine month period, increased investment income as a result of the early repayment of a note received in connection with the sale of a hotel property. The increase in operating revenue reflects an increase in revenue per available room to $151.94 and $152.81 for the three and nine months ended September 30, 2005, compared to $127.90 and $134.74 in the comparable period of the prior year. Revenue per available room increased due to higher average room rates, which increased by $23.13 and $20.06, or 13.8% and 11.4%, and a 4.3% and 1.8% increase in occupancy rates for the three and nine months ended September 30, 2005, respectively.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the three and nine months ended September 30, 2005 increased due to the higher revenues discussed above, partially offset by increased interest and advertising expenses.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2005 and 2004 as presented in Note 18 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30,
	2005	2004	2005	2004
(In millions)

Revenues:
Manufactured products	$39.9	$38.7	$119.4	$110.2
Net investment income	81.8	23.6	53.8	90.3
Investment gains (losses)	(6.9)	12.7	(3.1)	1.2
Other	0.2	182.8	10.1	201.2
Total	115.0	257.8	180.2	402.9
Expenses:
Cost of sales	18.7	18.9	57.4	54.2
Operating	31.3	35.3	88.0	92.2
Interest	18.8	29.3	107.4	104.7
Total	68.8	83.5	252.8	251.1
	46.2	174.3	(72.6)	151.8
Income tax expense (benefit)	(4.8)	59.7	(45.1)	51.3
Minority interest				0.1
Net income (loss)	$51.0	$114.6	$(27.5)	$100.4

Revenues decreased by $142.8 million and $222.7 million and net income decreased by $63.6 million and $127.9 million in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

Revenues decreased in the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, due primarily to a reduction in equity income of $182.6 million and $188.2 million from shipping operations, and investment losses of $6.9 million and $3.1 million in 2005, as compared to investment gains of $12.7 million and $1.2 million in the three and nine months ended September 30, 2004, respectively, partially offset by increased net investment income of $57.4 million for the three months ended September 2005.

Net investment income includes income from the trading portfolio of $62.5 million, $11.5 million, $9.7 million and $64.6 million ($40.6 million, $7.5 million, $6.3 million and $42.0 million after taxes) for the three and nine months ended September 30, 2005 and 2004, respectively. Net investment income includes a $40.7 million gain and $9.3 million loss for the three and nine months ended September 30, 2005 due to interest rate swaps.

Net income decreased in the three and nine months ended September 30, 2005 due primarily to the reduced revenues discussed above, partially offset by lower income tax expense. Net income for the nine months ended September 30, 2005, included $23.1 million related to charges from the early retirement of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Net income for the nine months ended September 30, 2004, included $11.1 million related to charges from the early retirement of the Company’s $300.0 million principal amount of 7.6% senior notes due 2023.

Subsequent to the settlement of the Company’s 1998 through 2001 tax returns with the Internal Revenue Service, a review of tax liabilities was performed. As a result, the Company reduced its deferred tax liabilities by $21.2 million in the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

The principal operating cash flow sources of CNA’s insurance subsidiaries are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2005, net cash provided by operating activities was $1,034.0 million as compared with $1,259.0 million provided for the same period in 2004. The decrease in cash provided by operating activities related primarily to decreased net premium collections, partially offset by a reduction in claims and expense payments in 2005 as compared with 2004. The decrease in net premium collections is primarily due to the sale of the individual life business. Also impacting operating cash flows were net tax payments of $289.0 million in 2005 as compared with net tax refunds of $534.0 million in 2004. In addition, CNA received cash of $344.0 million in 2005 related to a commutation and received cash of $121.0 million related to net refund interest as discussed further in Note 16 of the Notes to Consolidated Condensed Financial Statements.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2005, net cash used by investing activities was $540.0 million as compared with $1,149.0 million used for the same period in 2004. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt and outlays to reacquire equity instruments.

For the nine months ended September 30, 2005, net cash used by financing activities was $503.0 million as compared with $178.0 million used for the same period in 2004. Cash flows used for financing activities were related principally to the repayment of debt.

CNA believes it has adequate liquidity to meet its catastrophe loss obligations.

CNA has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of September 14, 2005, $1.5 billion of securities were available for issuance under this shelf registration statement.

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

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (“CIC Group”) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which such entities are domiciled. In order to facilitate the execution of this plan, CNA, CCC and CIC have agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners.

In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, CNA agreed to undergo a state regulatory financial examination of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. Such review also includes examination of certain of the finite reinsurance contracts entered into by CNA and whether such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance. Several examination reports were issued by state regulatory authorities in the second and third quarters of 2005, and two examination reports are outstanding.

Pursuant to its participation in the working group referenced above, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan. CNA has also agreed that any proceeds from the sale of any member of the CIC pool, net of transaction expenses, will be retained in CIC or one of its subsidiaries until the dividend stipulation discussed below expires.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (“SEC”), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. Subsequent to issuance of its subpoena as indicated above, the SEC requested that CNA produce documents and provide additional information relating to its previously referenced restatement, including its relationship with and accounting for Accord Re. CNA continues to respond to these subpoenas, interrogatories and inquiries.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of October 11, 2005 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

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

On August 16 and 25, 2005, S&P and A.M Best assigned the current debt ratings (bbb and BBB-, respectively) to CNA’s $1.5 billion shelf offering.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2005, CCC is in a positive earned surplus position, thereby enabling CCC to pay approximately $330.0 million in dividends for the remainder of 2005 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

Lorillard’s cash payment under the State Settlement Agreements in the nine months ended September 30, 2005 was approximately $668.8 million. Lorillard estimates the remaining amount payable in 2005 will be approximately $170.0 million to $180.0 million, primarily based on estimated industry volume for 2005. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years. Lorillard’s cash payment in the nine months ended September 30, 2005 for the federal assessment relating to the repeal of the federal supply management program for tobacco growers was $91.3 million. Lorillard estimates the remaining amount payable in 2005 will be approximately $20.0 million to $25.0 million.

See Item 3 - Legal Proceedings of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,779.6 million and $1,581.1 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, fixed maturity securities represented 86.7% of the total investment in marketable securities, including 8.1% invested in overnight repurchase agreements and 91.9% invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of approximately $670.7 million for the nine months ended September 30, 2005, compared to a net cash inflow of $544.7 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipelines

Boardwalk Pipelines funds its operations and capital requirements with cash flows from operating activities. Funds from operations for the nine months ended September 30, 2005 amounted to $159.0 million as compared to $93.4 million for the comparable period of 2004. At September 30, 2005 and December 31, 2004, cash and investments amounted to $34.0 million and $16.5 million, respectively.

Boardwalk Pipelines’ capital expenditures for the first nine months of 2005 and 2004 were $49.8 million and $20.0 million, respectively. The increase in capital expenditures through September 30, 2005 was primarily attributable to a storage expansion project by Texas Gas and the acquisition of Gulf South. Capital expenditures for the full year 2005 are expected to approximate $75.6 million and be funded through cash flows from operating activities.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $789.2 million at September 30, 2005, compared to $927.9 million at December 31, 2004. Cash provided by operating activities was $214.5 million in the first nine months of 2005, compared to $132.5 million in the comparable period of 2004. The increase in cash flow from operations is the result of higher utilization and average dayrates earned by Diamond Offshore’s drilling units as a result of an increase in overall demand for offshore contract drilling services.

In the second quarter of 2005, Diamond Offshore entered into agreements with Keppel FELS Limited to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, will be constructed in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300.0 million. Diamond Offshore paid shipyard deposits totaling $56.8 million in the second quarter of 2005 related to the new construction. Diamond Offshore expects delivery of both units in the first quarter of 2008.

In May 2005, Diamond Offshore began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig is being designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250.0 million, of which approximately $25.9 million had been spent as of September 30, 2005 and an additional $78.0 million is anticipated to be spent in the remainder of 2005. The project is estimated to be approximately 19.0% complete, and Diamond Offshore expects delivery of the upgraded rig in mid-2007.

As of September 30, 2005, Diamond Offshore had purchase obligations aggregating approximately $200.0 million and $227.0 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, respectively. Diamond Offshore had no other purchase obligations for major rig upgrades or any other significant obligations at September 30, 2005, except for those that arise during the normal course of business and are related to its direct rig operations.

Diamond Offshore estimates that capital expenditures in 2005 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $122.0 million. As of September 30, 2005, Diamond Offshore had spent approximately $81.0 million for capital additions, excluding upgrade costs for the Ocean Endeavor, construction of the two new jack-up rigs and the reactivation of the Ocean New Era.

In August 2005, Diamond Offshore concluded the purchase of the Garden Banks, a Victory-class semi-submersible drilling rig, and related equipment for $20.0 million, which was initiated in the second quarter of 2005.

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

In June of 2005, Diamond Offshore issued $250.0 million aggregate principal amount of 4.9% Senior Notes at an offering price of 99.785% of the principal amount, resulting in net proceeds of $247.7 million.

In June of 2005, Diamond Offshore repurchased $460.0 million accreted value, or $774.1 million in aggregate principal amount at maturity, of its Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represented approximately 96.2% of its then outstanding Zero Coupon Debentures.

Loews Hotels

Cash and investments were $19.2 million at September 30, 2005, compared to $58.6 million at December 31, 2004. Cash and investments decreased by $39.4 million due to cash dividends paid to the Company of $45.0 million and $107.3 million for the three and nine months ended September 30, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In the first quarter of 2005, Loews Hotels refinanced $107.8 million of mortgages with new loans of $206.3 million. Loews Hotels used the excess proceeds to fund repayment of its intercompany debt. Loews Hotels also received cash distributions of $80.6 million for the nine months ended September 30, 2005, from its joint venture investments. Cash distributions include available cash generated by operations as well as financing transactions, in accordance with joint venture agreements.

Hurricane Katrina resulted in the temporary closing of the Loews New Orleans Hotel, a managed property. Loews Hotels is a guarantor of up to $10.0 million of the $40.0 million principal amount first mortgage debt on the New Orleans Hotel. No advances have been made to date under this guarantee.

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

Corporate cash and investments, net of receivables and payables, at September 30, 2005 totaled $2.0 billion, as compared to $2.5 billion at December 31, 2004. The decrease in net cash and investments is primarily due to the redemption of its 3.1% exchangeable subordinated notes due 2007 for $1,164.4 million and $176.5 million of dividends paid to shareholders, partially offset by the receipt of $652.9 million in dividends from the Company’s subsidiaries and net proceeds of $103.5 million from the repayment of intercompany debt.

The Company’s indirect wholly owned subsidiary, Boardwalk Pipeline Partners, LP, has filed a Registration Statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common units. Prior to completing its initial public offering, Boardwalk Pipeline Partners, LP would become the holder of all of the outstanding equity of Boardwalk Pipelines, the parent company of Texas Gas and Gulf South.

The Company has an effective Registration Statement on Form S-3 registering the future sale of its debt and/or equity securities. As of October 21, 2005, $2.0 billion of securities were available for issuance under this shelf registration statement.

As of September 30, 2005, there were 185,746,595 shares of Loews common stock outstanding and 68,180,678 shares of Carolina Group stock outstanding. Depending on market and other conditions, the Company from time to time may purchase shares of its, and its subsidiaries’, outstanding common stock in the open market or otherwise.

The Company continues to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	Sepember 30,		September 30,
	2005	2004	2005	2004
(In millions)

Fixed maturity securities	$393.6	$396.3	$1,167.4	$1,189.1
Short-term investments	42.3	13.4	103.0	38.8
Limited partnerships	72.3	25.5	189.2	130.6
Equity securities	5.7	3.2	17.7	11.2
Income (loss) from trading portfolio (a)	41.3	(20.5)	25.1	13.1
Interest on funds withheld and other deposits	(49.2)	(54.1)	(138.6)	(156.8)
Other	2.5	4.4	15.3	15.6
Total investment income	508.5	368.2	1,379.1	1,241.6
Investment expenses	(8.5)	(7.6)	(33.8)	(25.0)
Net investment income	$500.0	$360.6	$1,345.3	$1,216.6
__________
(a)
The change in net unrealized gains (losses) on trading securities, included in net investment income, was $3.0 million, $(4.0) million, $(4.0) million and $(2.0) million for the three and nine months ended September 30, 2005 and 2004.

Net investment income increased by $139.4 million for the three months ended September 30, 2005 compared with the same period of 2004. This increase was due primarily to improved investment income from the trading portfolio, limited partnerships and short term investments which reflects the improved period over period returns within the sector. The improved income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.

CNA earned higher net investment income for the nine months ended September 30, 2005 compared with the same period of 2004. This increase was due primarily to improved short term and limited partnership results in addition to reduced interest expense on funds withheld and other deposits. See the Reinsurance section of the MD&A regarding additional information about interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 4.8% and 4.7% for the nine months ended September 30, 2005 and 2004.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) for available-for-sale securities are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30, 2005
	2005	2004	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$2.5	$3.5	$(9.9)	$12.7
Corporate and other taxable bonds	9.7	(35.0)	(36.0)	(1.8)
Tax-exempt bonds	3.6	42.2	38.0	22.8
Asset-backed bonds	7.0	9.1	18.4	44.3
Redeemable preferred stock	(0.5)	6.8	9.7	11.1
Total fixed maturity securities	22.3	26.6	20.2	89.1
Equity securities	6.7	10.0	45.5	187.2
Derivative securities	53.1	(105.8)	34.4	(88.4)
Short-term investments	1.2	0.2	1.4	0.2
Other, including disposition of individual life
business net of participating policyholders’interest	(16.5)	9.8	(27.5)	(590.7)
Allocated to participating policyholders’ and minority
interests	0.3	(3.0)	2.3	(8.8)
Total realized investment gains (losses)	67.1	(62.2)	76.3	(411.4)
Income tax (expense) benefit	(24.8)	20.4	(30.3)	157.5
Minority interest	(3.7)	3.6	(3.9)	22.3
Net realized investment gains (losses)	$38.6	$(38.2)	$42.1	$(231.6)

Net realized investment gains were $38.6 million for the three months ended September 30, 2005 as compared to net realized investment losses of $38.2 million for the three months ended September 30, 2004. The increase in net realized gains was primarily driven by favorable results in derivative securities and improved results in corporate and other taxable bonds, partially offset by less favorable results from tax-exempt bonds. Impairment losses of $10.0 million after-tax and minority interest and $11.0 million after-tax and minority interest were recorded for the three months ended September 30, 2005 and September 30, 2004.

Net realized investment gains were $42.1 million for the nine months ended September 30, 2005 as compared to net realized investment losses of $231.6 million for the nine months ended September 30, 2004. The improvement in the net realized investment results was due primarily to a $352.9 million after-tax and minority interest loss on the sale of the individual life insurance business in 2004. This improvement was partially offset by reduced gains for equities securities, which was largely attributable to the 2004 gain of $95.8 million after-tax and minority interest on the disposition of Canary Wharf. Impairment losses of $42.0 million after-tax and minority interest were recorded for the nine months ended September 30, 2005 across various sectors, including an impairment loss of $20.1 million after-tax and minority interest related to loans made under a credit facility to a national contractor. See Note 15 for further details. Impairment losses were $11.9 million after-tax and minority interest for other-than-temporary declines in fair value for fixed maturity and equity securities for the nine months ended September 30, 2004.

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
Fixed maturity securities:
Gross realized gains	$65.0	$130.0	$330.0	$443.0
Gross realized losses	(43.0)	(104.0)	(310.0)	(354.0)
Net realized gains on fixed maturity securities	22.0	26.0	20.0	89.0
Equity securities:
Gross realized gains	16.0	16.0	70.0	198.0
Gross realized losses	(10.0)	(6.0)	(25.0)	(11.0)
Net realized gains on equity securities	6.0	10.0	45.0	187.0
Net realized gains on fixed maturity
and equity securities	$28.0	$36.0	$65.0	$276.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the nine months ended September 30, 2005. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Volatility of interest rates prompted movement to other asset classes.	$12,661.0	$59.0	0-12 +
Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations.
The company is experiencing inventory capacity issues. Losses relate
to trades that took place to reduce issuer exposure.	357.0	45.0	0-12 +
Large media company that was downgraded to below investment
grade. Losses relate to trades that took place to reduce issuer
exposure.	76.0	5.0	0-12 +
Large domestic passenger and freight airline that filed for bankruptcy during third quarter 2005. Losses relate to trades that took place to
reduce issuer exposure.	12.0	5.0	0-6
Issuer of high grade state general obligation bonds. Loss was incurred
as a result of unfavorable interest rate change.	227.0	5.0	0-12
Total	$13,333.0	$119.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	September 30, 2005		December 31, 2004
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$3,287.0	7.9%	$4,346.0	11.1%
Asset-backed securities	10,542.0	25.2	7,788.0	19.9
States, municipalities and political subdivisions-
tax-exempt	9,075.0	21.7	8,857.0	22.6
Corporate securities	5,964.0	14.3	6,513.0	16.6
Other debt securities	2,936.0	7.0	3,053.0	7.8
Redeemable preferred stock	214.0	0.5	146.0	0.3
Options embedded in convertible debt securities	1.0		234.0	0.6
Total fixed maturity securities available-for-sale	32,019.0	76.6	30,937.0	78.9
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	67.0	0.2	27.0	0.1
Asset-backed securities	109.0	0.3	125.0	0.3
Corporate securities	196.0	0.4	199.0	0.5
Other debt securities	33.0	0.1	35.0	0.1
Redeemable preferred stock	5.0		4.0
Total fixed maturity securities trading	410.0	1.0	390.0	1.0
Equity securities available-for-sale:
Common stock	281.0	0.7	260.0	0.7
Non-redeemable preferred stock	226.0	0.5	150.0	0.3
Total equity securities available-for-sale	507.0	1.2	410.0	1.0
Total equity securities trading	42.0	0.1	46.0	0.1
Short-term investments available-for-sale	6,772.0	16.2	5,404.0	13.8
Short-term investments trading	381.0	0.9	459.0	1.2
Limited partnerships	1,618.0	3.9	1,549.0	3.9
Other investments	34.0	0.1	36.0	0.1
Total general account investments	$41,783.0	100.0%	$39,231.0	100.0%

CNA’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.

Investments in the general account had a total net unrealized gain of $769.0 million at September 30, 2005 compared with $1,197.0 million at December 31, 2004. The unrealized position at September 30, 2005 was comprised of a net unrealized gain of $644.0 million for fixed maturities, a net unrealized gain of $126.0 million for equity securities and a $1.0 million unrealized loss for short-term securities. The unrealized position at December 31, 2004 was comprised of a net unrealized gain of $1,061.0 million for fixed maturities and a net unrealized gain of $136.0 million for equity securities.

Unrealized gains (losses) on fixed maturity and equity securities are presented in the following tables:

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
September 30, 2005	Cost	Gains	12 Months	12 Months	Gain/(Loss)
(In millions)

Fixed maturity securities available-for-
sale:
U.S. Treasury securities and
obligations of government agencies	$3,182.0	$124.0	$18.0	$1.0	$105.0
Asset-backed securities	10,616.0	42.0	102.0	14.0	(74.0)
States, municipalities and political
subdivisions-tax-exempt	8,945.0	181.0	44.0	7.0	130.0
Corporate securities	5,722.0	326.0	70.0	14.0	242.0
Other debt securities	2,697.0	255.0	14.0	2.0	239.0
Redeemable preferred stock	212.0	4.0	2.0		2.0
Options embedded in convertible
debt securities	1.0
Total fixed maturity securities available-
for-sale	31,375.0	932.0	250.0	38.0	644.0
Fixed maturity securities trading	410.0
Equity securities available-for-sale:
Common stock	171.0	112.0	2.0		110.0
Non-redeemable preferred stock	210.0	16.0			16.0
Total equity securities available-for-sale	381.0	128.0	2.0		126.0
Equity securities trading	42.0
Total fixed maturity and equity
securities	$32,208.0	$1,060.0	$252.0	$38.0	$770.0

			Gross Unrealized Losses
	Cost or	Gross		Greater	Net
	Amortized	Unrealized	Less than	than	Unrealized
December 31, 2004	Cost	Gains	12 Months	12 Months	Gain

Fixed maturity securities available-for-
sale:
U.S. Treasury securities and
obligations of government agencies	$4,233.0	$126.0	$13.0		$113.0
Asset-backed securities	7,706.0	105.0	19.0	$4.0	82.0
States, municipalities and political
subdivisions-tax-exempt	8,699.0	189.0	28.0	3.0	158.0
Corporate securities	6,093.0	477.0	52.0	5.0	420.0
Other debt securities	2,769.0	295.0	11.0		284.0
Redeemable preferred stock	142.0	6.0		2.0	4.0
Options embedded in convertible
debt securities	234.0
Total fixed maturity securities available-
for-sale	29,876.0	1,198.0	123.0	14.0	1,061.0
Fixed maturity securities trading	390.0
Equity securities available-for-sale:
Common stock	148.0	112.0			112.0
Non-redeemable preferred stock	126.0	24.0			24.0
Total equity securities available-for-sale	274.0	136.0			136.0
Equity securities trading	46.0
Total fixed maturity and equity
securities	$30,586.0	$1,334.0	$123.0	$14.0	$1,197.0

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

At September 30, 2005, the carrying value of the general account fixed maturities was $32,429.0 million, representing 77.6% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $288.0 million in gross unrealized losses consisting of municipal securities which represented 17.0%, corporate bonds which represented 29.0%, asset-backed securities which represented 40.0%, and all other fixed maturity securities which represented 14.0%. Within corporate bonds, the largest industry sectors were consumer cyclical and financial, which represented 31.0% and 21.0% of the gross unrealized losses. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total general account fixed maturity portfolio.

The following table provides the composition of fixed maturity securities with an unrealized loss at September 30, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	3.0%
Due after one year through five years	11.0	5.0%
Due after five years through ten years	7.0	13.0
Due after ten years	71.0	76.0
Asset-backed securities	8.0	6.0
Total	100.0%	100.0%

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	September 30, 2005		December 31, 2004
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$13,637.0	$160.0	$7,742.0	$53.0
7-12 months	2,160.0	45.0	2,448.0	59.0
13-24 months	965.0	25.0	368.0	12.0
Greater than 24 months	136.0	5.0	2.0
Total investment grade	16,898.0	235.0	10,560.0	124.0
Non-investment grade:
0-6 months	656.0	25.0	188.0	7.0
7-12 months	157.0	20.0	69.0	4.0
13-24 months	106.0	8.0	20.0	2.0
Greater than 24 months	2.0
Total non-investment grade	921.0	53.0	277.0	13.0
Total fixed maturity securities	17,819.0	288.0	10,837.0	137.0
Equity securities:
0-6 months	90.0	2.0	4.0
7-12 months	3.0		1.0
13-24 months			1.0
Greater than 24 months	4.0		3.0
Total equity securities	97.0	2.0	9.0
Total fixed maturity and equity securities	$17,916.0	$290.0	$10,846.0	$137.0

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

CNA’s non-investment grade fixed maturity securities available-for-sale as of September 30, 2005 that were in a gross unrealized loss position had a fair value of $921.0 million. As discussed previously, a significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA’s

Impairment Committee analyzes securities placed on the watch list on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value of the watch list securities. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2005 and December 31, 2004.

						Gross
	Estimated	Fair Value as a Percentage of Book Value				Unrealized
September 30, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$656.0	$19.0	$4.0	$2.0		$25.0
7-12 months	157.0	5.0	11.0	4.0		20.0
13-24 months	106.0	4.0	4.0			8.0
Greater than 24 months	2.0
Total non-investment grade	$921.0	$28.0	$19.0	$6.0		$53.0

December 31, 2004

Fixed maturity securities:
Non- investment grade:
0-6 months	$188.0	$6.0	$1.0			$7.0
7-12 months	69.0	3.0	1.0			4.0
13-24 months	20.0	1.0	1.0			2.0
Total non-investment grade	$277.0	$10.0	$3.0			$13.0

As part of the ongoing impairment monitoring process, the Impairment Committee has evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at September 30, 2005. This determination was based on a number of factors that the Impairment Committee regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, the Impairment Committee continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA maintains sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities available for sale as of September 30, 2005 that were in an unrealized loss position had a fair value of $97.0 million. CNA’s Impairment Committee, under the same process as followed for fixed maturity securities, monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

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

The general account portfolio consists primarily of high quality bonds, 91.2% and 92.8% of which were rated as investment grade (rated BBB or higher) at September 30, 2005 and December 31, 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	September 30, 2005		December 31, 2004
(In millions of dollars)

U.S. Government and affiliated agency securities	$3,550.0	11.0%	$4,640.0	14.9%
Other rated	16,439.0	51.0	14,628.0	46.9
AA and A rated	5,371.0	16.7	5,597.0	17.9
BBB rated	4,023.0	12.5	4,072.0	13.1
Non investment-grade	2,826.0	8.8	2,240.0	7.2
Total	$32,209.0	100.0%	$31,177.0	100.0%

At September 30, 2005 and at December 31, 2004, approximately 96.0% and 99.0% of the general account portfolio was U.S. Government and affiliated agency securities or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

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

The carrying value of non-traded securities at September 30, 2005 was $109.0 million which represents 0.3% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $72.0 million at September 30, 2005. Of the non-traded securities, 53.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at September 30, 2005 were $10,651.0 million of asset-backed securities, at fair value, consisting of approximately 59.0% in collateralized mortgage obligations (“CMO”s), 20.0% in corporate asset-backed obligations, 18.0% in corporate mortgage-backed pass-through certificates, and 3.0% in U.S. Government agency issued pass-through certificates. The CMOs held are actively traded in liquid markets and are priced by broker-dealers.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	September 30,	December 31,
	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,778.0	$1,655.0
U.S. Treasury securities	1,851.0	2,382.0
Money market funds	453.0	174.0
Other	2,690.0	1,193.0
Total short-term investments available-for-sale	6,772.0	5,404.0

Short-term investments trading:
Commercial paper	91.0	46.0
U.S. Treasury securities	62.0	300.0
Money market funds	228.0	99.0
Other		14.0
Total short-term investments trading	381.0	459.0

Total short-term investments	$7,153.0	$5,863.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $2,006.2 million and $918.0 million at September 31, 2005 and December 31, 2004.

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

•
legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products and possible resulting changes in accounting and financial reporting in relation to such products, including the Company’s restatement of financial results in May of 2005 and its relationship with Accord Re Ltd. as disclosed in connection with that restatement;

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

•	the impact of each of the factors described under “Results of Operations-Lorillard” in the MD&A portion of this Report.

Risks and uncertainties primarily affecting the Company and the Company’s energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting the Company’s gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments;

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities; and

•	the closing of any contemplated transactions and agreements, and the terms thereof, including the proposed initial public offering of the Company’s Boardwalk Pipeline Partners, LP subsidiary.

Risks and uncertainties affecting the Company and the Company’s subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is a large diversified financial services company. As such, it and its subsidiaries have significant amounts of financial instruments that involve market risk. The Company’s measure of market risk exposure represents an estimate of the change in fair value of its financial instruments. Changes in the trading portfolio would be recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by the Company at September 30, 2005 and December 31, 2004 assuming immediate adverse market movements of the magnitude described below. The Company believes that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since the Company’s investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of the Company’s interest sensitive assets and liabilities that were held on September 30, 2005 and December 31, 2004 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

The Company’s debt, as of September 30, 2005 and December 31, 2004 is denominated in U.S. Dollars. The Company’s debt has been primarily issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $419.2 million and $426.8 million, respectively. A 100 basis point decrease would result in an increase in market value of $329.2 million and $494.4 million, respectively.

Equity Price Risk - The Company has exposure to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% change in the underlying reference price or index from its level at September 30, 2005 and December 31, 2004, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by the Company’s asset/liability matching strategy and through the use of futures for those instruments which are not matched. The Company’s foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis also assumes an instantaneous 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2005 and December 31, 2004, with all other variables held constant.

Commodity Price Risk - The Company has exposure to commodity price risk as a result of its investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous change of 20% from their levels at September 30, 2005 and December 31, 2004.

Credit Risk - The Company is exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. The Company’s subsidiary, Texas Gas, has exposure related to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas lent by Texas Gas to them generally under parking and lending services and no-notice services. Since April 1999, average natural gas prices have risen from approximately $2.00 to over $12.28 per MMBtu. This rise in gas prices has materially increased Texas Gas’ credit risk related to gas loaned to its customers. The highest amount of gas loaned out at any one time by Texas Gas to its customers over the past twenty-four months has been approximately 35 billion cubic feet (Bcf). The aggregate market value of that volume, assuming a market price of $12.28 per MMBtu, would be approximately $429.8 million. If any significant customer of Texas Gas should have credit or financial problems resulting in a delay or failure to repay the gas it owes to Texas Gas, this could have a material adverse effect on Texas Gas’ liquidity and its financial position.

The following tables present the Company’s market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities (a)	$424.2	$233.1	$(106.0)	$(59.0)
Options - purchased	32.0	19.9	1.0	(2.0)
- written	(9.9)	(2.6)	(2.0)	1.0
Warrants	0.1	1.0
Short sales	(69.9)	(77.6)	17.0	19.0
Limited partnership investments	490.6	427.7	(39.0)	(30.0)

Interest rate (2):
Fixed maturities-short	(2.7)
Treasury-short	(149.1)		(12.0)
Futures-long			4.0
Futures - short			(9.0)	(10.0)
Interest rate swaps-short		(5.5)		(46.0)
Fixed maturities	535.2	390.0	5.0	4.0
Short-term investments	381.0	459.2
Other derivatives	0.3	2.1	(4.0)	(6.0)

Gold (3):
Options - purchased	0.2	0.2	14.0	11.0
- written	(0.3)	(0.1)	(21.0)	(15.0)
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

(a)
In addition, the Separate Accounts carry positions in equity index futures. A decrease in equity prices of 25% would result in market risk amounting to $(274.0) and $(289.0) at September 30, 2005 and December 31, 2004, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$507.0	$410.1	$(127.0)	$(103.0)
Separate accounts	45.0	55.0	(11.0)	(14.0)
Limited partnership investments	1,407.7	1,355.7	(80.0)	(75.0)

Interest rate (2):
Fixed maturities (a)(b)	33,019.7	33,112.1	(1,903.0)	(1,855.0)
Short-term investments (a)	9,681.1	7,847.6	(11.0)	(7.0)
Other invested assets	28.4	47.8
Other derivative securities	3.5	(7.9)	106.0	9.0
Separate accounts (a):
Fixed maturities	476.0	486.3	(22.0)	(24.0)
Short-term investments	26.3	19.8
Debt	(5,490.0)	(7,101.0)
__________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(251.0) and $(254.0) at September 30, 2005 and December 31, 2004, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(54.0) and $(63.0) at September 30, 2005 and December 31, 2004, respectively.

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

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005 and concluded that the Company’s controls and procedures were effective.

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

In the case of In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the U.S. Court of Appeals for the Second Circuit has decertified the class ordered by the trial court. The Second Circuit denied plaintiffs’ motion for reconsideration of the decertification ruling. Plaintiffs have not announced whether they will renew their motion for class certification with the trial court, as permitted by the decertification order, or whether they will seek review of the decertification ruling by the U.S. Supreme Court. This matter also is discussed under “Note 14. Legal Proceedings - Non-Insurance, Tobacco Related - Class Action Cases.”

In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), the court heard plaintiffs’ motion for class certification during September of 2005 but it has permitted plaintiffs to submit additional evidence and it has not issued a ruling.

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

The following additional Reimbursement Cases have been filed:

The case of The Republic of Panama v. The American Tobacco Company, Inc., et al. (Superior Court of Delaware, New Castle County, filed July 19, 2005). The Company is a defendant in this action.

The case of The State of Sáo Paulo of the Federative Republic of Brazil v. The American Tobacco Company, Inc., et al. (Superior Court of Delaware, New Castle County, filed July 19, 2005). The Company is a defendant in this action.

The case of United Seniors Association, Inc., as a private attorney general v. Philip Morris USA, et al. (U.S. District Court, Massachusetts, filed August 4, 2005).

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

LOEWS CORPORATION
(Registrant)

Dated: October 28, 2005	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)