Form 10-K
period 2005-12-31
LOEWS CORP
filed 2006-03-10
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ____________  to  _____________
Commission File Number 1-6541

LOEWS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2646102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, N.Y. 10021-8087
(Address of principal executive offices) (Zip Code)

(212) 521-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Loews Common Stock, par value $1.00 per share	New York Stock Exchange
Carolina Group Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16,006,000,000.

As of February 17, 2006, there were 185,883,659 shares of Loews common stock and 78,200,678 shares of Carolina Group stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to May 1, 2006 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2005

Item			Page
No.		PART I	No.

1		Business	3
		Carolina Group Tracking Stock	3
		CNA Financial Corporation	4
		Lorillard, Inc.	11
		Boardwalk Pipeline Partners, LP	17
		Diamond Offshore Drilling, Inc.	20
		Loews Hotels Holding Corporation	23
		Bulova Corporation	24
		Available information	25
1	A	Risk Factors	25
1	B	Unresolved Staff Comments	53
2		Properties	54
3		Legal Proceedings	54
4		Submission of Matters to a Vote of Security Holders	55
		Executive Officers of the Registrant	55

		PART II

5		Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	56
		Management’s Report on Internal Control Over Financial Reporting	58
		Report of Independent Registered Public Accounting Firm	60
6		Selected Financial Data	63
7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
7	A	Quantitative and Qualitative Disclosures about Market Risk	128
8		Financial Statements and Supplementary Data	131
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	232
9	A	Controls and Procedures	232
9	B	Other Information	233

		PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

		PART IV

15		Exhibits and Financial Statement Schedules	233

PART I

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, a 91% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, an 85% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 54% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

•	distribution and sale of watches and clocks (Bulova Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 23 of the Notes to Consolidated Financial Statements, included in Item 8.

CAROLINA GROUP TRACKING STOCK

We have a two class common stock structure, our common stock and our Carolina Group stock. Carolina Group stock, commonly called a tracking stock, reflects the economic performance of a defined group of our assets and liabilities, referred to as the Carolina Group. Please read Note 6 of the Notes to Consolidated Financial Statements, included in Item 8.

We have attributed the following assets and liabilities to the Carolina Group:

•	our 100% stock ownership interest in Lorillard, Inc.;

•
notional, intergroup debt owed by the Carolina Group to the Loews Group, which we describe below, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of February 15, 2006, $1.5 billion was outstanding);

•
any and all liabilities, costs and expenses of ours, and our subsidiaries, including Lorillard, Inc. and the subsidiaries and predecessors of Lorillard, Inc., arising out of or related to tobacco or otherwise arising out of the past, present or future business of Lorillard, Inc. or its subsidiaries or predecessors, or claims arising out of or related to the sale of any businesses previously sold by Lorillard, Inc. or its subsidiaries or predecessors, in each case, whether grounded in tort, contract, statute or otherwise, whether pending or asserted in the future;

•
all net income or net losses arising from the assets and liabilities that are reflected in the Carolina Group and all net proceeds from any disposition of those assets, in each case, after deductions to reflect dividends paid to holders of Carolina Group stock or credited to the Loews Group in respect of its intergroup interest; and

•	any acquisitions or investments made from assets reflected in the Carolina Group.

As of February 17, 2006, there were 78,200,678 shares of Carolina Group stock outstanding representing a 45.03% economic interest in the Carolina Group.

Item 1. Business
Carolina Group Tracking Stock - (Continued)

The Loews Group consists of all of our assets and liabilities other than the 45.03% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change our ownership of Lorillard, Inc. or Lorillard, Inc.’s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each group. The Carolina Group and the Loews Group are not separate legal entities and the attribution of our assets and liabilities to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities so attributed.

Each outstanding share of Carolina Group Stock has 1/10 of a vote per share. Holders of our common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in us.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and its affiliates, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became an affiliate of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). Life and group insurance operations were either sold or are primarily being managed as a run-off operation. These operations are primarily conducted within CCC and Continental Assurance Company (“CAC”). We owned approximately 91% of the outstanding common stock and 100% of the Series H preferred stock of CNA as of December 31, 2005. CNA accounted for 61.59%, 65.16% and 71.25% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

CNA serves a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.

Insurance products primarily include property and casualty coverages. CNA services include risk management, information services, warranty and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

In 2005, CNA conducted its operations through four operating segments: Standard Lines, Specialty Lines, Life and Group Non-Core and Other Insurance. These segments are managed separately because of differences in their product lines and markets.

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

Item 1. Business
CNA Financial Corporation - (Continued)

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

Property and Casualty: P&C’s field structure consists of 34 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims field structure consists of 23 locations organized into two zones, East and West. Also, Standard Lines, primarily through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator, provides total risk management services relating to claim and information services to the large commercial insurance marketplace.

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

Surety: Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 63% of CNA Surety.

Item 1. Business
CNA Financial Corporation - (Continued)

Warranty:  Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with breakdown, under-performance or maintenance of a product.

Life and Group Non-Core

The Life and Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. CNA sold its group benefits business on December 31, 2003, its individual life business on April 30, 2004, its CNA Trust business on August 1, 2004 and its specialty medical business on January 6, 2005. The segment includes operating results for these businesses in periods prior to the sales, the realized gain/loss from the sales and the effects of the shared corporate overhead expenses which continue to be allocated to the sold businesses. CNA continues to service its existing individual long term care commitments, its payout annuity business and its pension deposit business. CNA also manages a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care and Index 500 products, while considered non-core, continue to be actively marketed.

Other Insurance

Other Insurance includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is currently in run-off and is included in the Other Insurance segment. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution and mass tort (“APMT”) claims, as well as the results of CNA’s participation in voluntary insurance pools and various other non-insurance operations. Other operations also include interest expense on corporate borrowings and intercompany eliminations.

Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment - CNA Financial” for information with respect to each segment.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2005	2004	2003
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
Loss and loss adjustment expense ratio	89.4%	74.6%	111.8%
Expense ratio	31.2	31.5	37.3
Dividend ratio	0.3	0.2	1.4
Combined ratio	120.9%	106.3%	150.5%

Trade Ratios - Statutory basis (a):
Loss and loss adjustment expense ratio	92.2%	78.1%	118.1%
Expense ratio	31.0	27.2	34.6
Dividend ratio	0.5	0.6	1.2
Combined ratio	123.7%	105.9%	153.9%

Individual Life and Group Life Insurance Inforce (b):
Individual Life	$10,711.0	$11,566.0	$330,805.0
Group Life	9,838.0	45,079.0	58,163.0
Total	$20,549.0	$56,645.0	$388,968.0

Other Data - Statutory basis (c):
Property and casualty companies’ capital and surplus (d)	$6,940.0	$6,998.0	$6,170.0
Life and group companies’ capital and surplus	627.0	1,177.0	707.0
Property and casualty companies’ written premiums to surplus
ratio	1.0	1.0	1.1
Life companies’ capital and surplus-percent to total liabilities	33.1%	56.0%	13.0%
Participating policyholders-percent of gross life insurance inforce	3.5%	1.4%	0.5%

Item 1. Business
CNA Financial Corporation - (Continued)

(a)
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

(b)
The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses. Please read Note 18 of the Notes to Consolidated Financial Statements included in Item 8 for additional inforce information.

(c)
Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(d)	Surplus includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

Year Ended December 31	2005	2004	2003

California	9.0%	9.3%	8.5%
New York	7.9	7.9	7.3
Florida	7.1	7.1	7.6
Texas	5.7	5.4	5.7
Illinois	4.2	5.1	9.3
Pennsylvania	4.2	4.7	4.2
New Jersey	3.8	5.3	4.5
Massachusetts	3.3	3.2	3.1
All other states, countries or political subdivisions (a)	54.8	52.0	49.8
	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 6.1%, 5.0% and 3.2% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2005, 2004 and 2003. Gross written premiums from the United Kingdom were approximately 2.8%, 2.3%, and 1.8% of CNA’s premiums for the years ended December 31, 2005, 2004 and 2003. Premiums from any individual foreign country excluding the United Kingdom were not significant.

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

Item 1. Business
CNA Financial Corporation - (Continued)

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

	Schedule of Loss Reserve Development
Year Ended December 31	1995(a)	1996	1997	1998	1999(b)	2000	2001(c)	2002(d)	2003	2004	2005
(In millions of dollars)

Originally reported gross
reserves for unpaid claim
and claim adjustment
expenses	31,296	29,559	28,731	28,506	26,850	26,510	29,649	25,719	31,284	31,204	30,694
Originally reported ceded
recoverable	5,784	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438
Originally reported net
reserves for unpaid claim
and claim adjustment
expenses	25,512	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256
Cumulative net paid as of:
One year later	6,594	5,851	5,954	7,321	6,547	7,686	5,981	5,373	4,382	2,651	-
Two years later	10,635	9,796	11,394	12,241	11,937	11,992	10,355	8,768	6,104	-	-
Three years later	13,516	13,602	14,423	16,020	15,256	15,291	12,954	9,747	-	-	-
Four years later	16,454	15,793	17,042	18,271	18,151	17,333	13,244	-	-	-	-
Five years later	18,179	17,736	18,568	20,779	19,686	17,775	-	-	-	-	-
Six years later	19,697	18,878	20,723	21,970	20,206	-	-	-	-	-	-
Seven years later	20,642	20,828	21,649	22,564	-	-	-	-	-	-	-
Eight years later	22,469	21,609	22,077	-	-	-	-	-	-	-	-
Nine years later	23,156	21,986	-	-	-	-	-	-	-	-	-
Ten years later	23,459	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as
of:
End of initial year	25,512	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256
One year later	25,388	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	-
Two years later	24,859	23,610	24,106	24,134	23,217	21,555	20,533	18,248	19,120	-	-
Three years later	24,363	23,735	23,776	26,038	23,081	24,058	21,109	19,814	-	-	-
Four years later	24,597	23,417	25,067	25,711	25,590	24,587	22,547	-	-	-	-
Five years later	24,344	24,499	24,636	27,754	26,000	25,594	-	-	-	-	-
Six years later	25,345	24,120	26,338	28,078	26,625	-	-	-	-	-	-
Seven years later	25,086	25,629	26,537	28,437	-	-	-	-	-	-	-
Eight years later	26,475	25,813	26,770	-	-	-	-	-	-	-	-
Nine years later	26,618	26,072	-	-	-	-	-	-	-	-	-
Ten years later	26,848	-	-	-	-	-	-	-	-	-	-
Total net (deficiency)
redundancy	(1,336)	(1,898)	(3,095)	(5,113)	(5,866)	(6,417)	(4,601)	(4,585)	(1,683)	(991)	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	26,848	26,072	26,770	28,437	26,625	25,594	22,547	19,814	19,120	18,513	-
Re-estimated ceded
recoverable	8,459	7,626	6,967	7,440	9,671	10,447	16,043	15,451	13,908	12,840	-
Total gross re-estimated
reserves	35,307	33,698	33,737	35,877	36,296	36,041	38,590	35,265	33,028	31,353	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,361)	(2,463)	(2,362)	(2,120)	(1,543)	(1,478)	(706)	(705)	(64)	(10)	-
Environmental and mass tort
claims	(802)	(749)	(776)	(561)	(663)	(654)	(193)	(200)	(52)	(53)	-
Total asbestos, environmental
and mass tort	(3,163)	(3,212)	(3,138)	(2,681)	(2,206)	(2,132)	(899)	(905)	(116)	(63)	-
Other claims	1,827	1,314	43	(2,432)	(3,660)	(4,285)	(3,702)	(3,680)	(1,567)	(928)	-
Total net (deficiency)
redundancy	(1,336)	(1,898)	(3,095)	(5,113)	(5,866)	(6,417)	(4,601)	(4,585)	(1,683)	(991)	-

(a)	Includes CIC gross reserves of $9,713.0 and net reserves of $6,063.0 acquired on May 10, 1995 and subsequent development thereon.
(b)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784.0 as of December 31, 1999.
(c)
Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 approximately $1,055.0 of reserves were transferred from CCC to CNAGLA.

(d)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (“CNA Re U.K.”). As a result of the sale, net reserves were reduced by approximately $1,316.0.

Item 1. Business
CNA Financial Corporation - (Continued)

CNA recorded loss reserve development of $991.0 million in 2005. Included in this amount is $433.0 million related to commutations of significant finite reinsurance contracts. Loss reserve development was also recorded related to CNA’s assumed reinsurance operations which are in run-off, workers compensation and excess workers compensation lines, primarily in accident years 2003 and prior, the architects and engineers book of business, pollution exposures and large directors and officers claims.

Please read information relating to CNA’s property and casualty claim and claim adjustment expense reserves and reserve development set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

Please read Item 7, MD&A - Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, included in Item 8.

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

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the fourteenth largest property and casualty insurance organization and CNA is the seventh largest commercial insurance writer in the United States based upon 2004 statutory net written premiums.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform

Item 1. Business
CNA Financial Corporation - (Continued)

has been passed in Ohio, Georgia, Florida, and Texas. Several more states will be considering such legislation in the coming year. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. Continued unpredictability in the law means that insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

Although the Federal Government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals to establish a privately financed trust to process asbestos bodily injury claims; proposals to overhaul the Superfund hazardous waste removal and liability statutes; proposals to address terrorism risk and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (“GLB Act”), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the risk-based capital requirements specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital requirements, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which determines a specified level of regulatory attention applicable to a company. As of December 31, 2005 and 2004, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

Item 1. Business
CNA Financial Corporation - (Continued)

Properties:  CNA Center, owned by CAC, a wholly owned subsidiary of CCC, serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:

	Size
Location	(square feet)	Principal Usage

CNA Center	904,990	Principal executive offices of CNA
333 S. Wabash
Chicago, Illinois
401 Penn Street	171,406	Property and casualty insurance offices
Reading, Pennsylvania
2405 Lucien Way	150,825	Property and casualty insurance offices
Maitland, Florida
40 Wall Street	124,482	Property and casualty insurance offices
New York, New York
1111 E. Broad Street	97,276	Property and casualty insurance offices
Columbus, Ohio
675 Placentia Avenue	78,655	Property and casualty insurance offices
Brea, California
600 N. Pearl Street	76,666	Property and casualty insurance offices
Dallas, Texas
405 Howard Street	47,667	Property and casualty insurance offices
San Francisco, California
1100 Cornwall Road	41,767	Property and casualty insurance offices
Monmouth Junction, New Jersey
100 CNA Drive	35,653	Property and casualty insurance offices
Nashville, Tennessee

CNA leases its office space described above except for the CNA Center, the Reading, Pennsylvania building and the Columbus, Ohio building, which are owned.

LORILLARD, INC.

Lorillard, Inc. (“Lorillard”) is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard’s largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2005. Newport accounted for approximately 91.6% of Lorillard’s sales volume in 2005.

Substantially all of Lorillard’s sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard’s major trademarks outside of the United States were sold in 1977. Lorillard accounted for 22.70%, 22.22% and 19.96% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Legislation and Regulation: Lorillard’s business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales of tobacco products, restrictions on smoking in public places and fire safety standards. New legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

Item 1. Business
Lorillard, Inc. - (Continued)

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

In addition, bills have been introduced in Congress, including those that would:

•	prohibit all tobacco advertising and promotion;

•	require new health warnings on cigarette packages and advertising;

•	authorize the establishment of various anti-smoking education programs;

•	provide that current federal law should not be construed to relieve any person of liability under common or state law;

•	permit state and local governments to restrict the sale and distribution of cigarettes;

•	direct the placement of advertising of tobacco products;

•	provide that cigarette advertising not be deductible as a business expense;

•	prohibit the mailing of unsolicited samples of cigarettes and otherwise to restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet;

•	impose an additional, or increase existing, excise taxes on cigarettes;

•	require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and

•	subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

In 1996, the U.S. Food and Drug Administration (“FDA”) published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA’s assertion of jurisdiction over cigarettes made by Lorillard and other manufacturers were upheld by the U.S. Supreme Court in March of 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

Item 1. Business
Lorillard, Inc. - (Continued)

    Since the Supreme Court decision, various proposals and recommendations were made for additional federal and state legislation to regulate cigarette manufacturers. Congressional advocates of FDA regulation proposed legislation that would give the FDA regulatory authority over the manufacture, sale, distribution and labeling of tobacco products to protect public health. The legislation would allow the FDA to reinstate its prior regulations or adopt new or additional regulations.

In February of 2001, a committee of the Institute of Medicine, a private, non-profit organization which advises the federal government on medical issues, convened and issued a report recommending that Congress enact legislation. The committee suggested enabling a suitable agency to regulate tobacco-related products that purport to reduce exposure to tobacco toxicants or reduce risk of disease, and implement other policies designed to reduce the harm from tobacco use. The report recommended regulation of all tobacco products, including potentially reduced exposure products, known as PREPs.

In 2002, certain public health groups petitioned the FDA to assert jurisdiction over several PREP type products that have been introduced into the marketplace. These groups assert that claims made by manufacturers of these products allow the FDA to regulate the manufacture, advertising and sale of these products as drugs or medical devices under the Food Drug and Cosmetic Act. The agency has received comments on these petitions but has taken no action.

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

In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that environmental tobacco smoke (“ETS”) exposes nonsmokers to an increased risk of lung cancer and respiratory illness. In addition, in 1993, the United States Environmental Protection Agency released a report (the “EPA Risk Assessment”) concluding that ETS is a human lung carcinogen in adults, and causes respiratory effects in children. The EPA Risk Assessment has not been used as a basis for any regulatory action by the EPA. In May 2000, the Department of Health and Human Service’s National Toxicology Program listed ETS as “known to be a human carcinogen.” Various public health organizations have also issued statements on environmental tobacco smoke and its health effects. Many scientific papers on ETS have been published since the EPA Risk Assessment, with varying conclusions.

Lorillard cannot predict the ultimate outcome of these proposals, reports and recommendations. If they are enacted, certain of these proposals could have a material adverse effect on Lorillard’s business and our financial position or results of operations in the future.

A federal law enacted in October 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 96.3% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. The law provides that payments will be based on shipments for domestic consumption.

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

In September of 1997, the California Environmental Protection Agency released a report (the “Cal/EPA Report”) concluding that ETS causes specified development, respiratory, carcinogenic and cardiovascular effects including lung and nasal sinus cancer, heart disease, sudden infant death syndrome, respiratory infections and asthma induction and exacerbation in children. The Cal/EPA Report was subsequently released as a monograph by the National Cancer Institute in November of 1999. On January 26, 2006 the California Air Resources Board

Item 1. Business
Lorillard, Inc. - (Continued)

determined that ETS was a toxic air contaminant. Based on this determination, it could adopt measures to reduce or eliminate emissions, including further restrictions regarding venues where smoking is permitted, or controls on cigarette emissions.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law requires cigarettes sold in that state to meet a mandated standard for ignition propensity. Such ignition propensity standards were established in 2003 and became effective in June of 2004. Lorillard developed proprietary technology to comply with the standards and was compliant by the effective date. Since the passage of the New York law, the states of Vermont and California have passed similar laws utilizing the same technical standards, to become effective on May 1, 2006 and June 1, 2007, respectively.

Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard’s business, though if enacted, they could have a material adverse effect on Lorillard’s business and our financial position or results of operations in the future.

Excise Taxes: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. The federal excise tax on cigarettes is $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales in 2005 ranged from $0.10 per pack to $1.00 per pack in twelve states. The average state excise tax, including the District of Columbia, increased to $0.92 per pack (of 20 cigarettes) in 2005 from $0.78 in 2004. Proposals for additional increases in federal, state and local excise taxes continue to be considered. The combined state and municipal taxes range from $0.07 to $3.00 per pack of cigarettes.

Advertising and Marketing: Lorillard advertises its products to adult smokers in magazines, newspapers, direct mail and point-of-sale display materials. In addition, Lorillard promotes its cigarette brands to adult smokers through distribution of store coupons, retail price promotions, and personal contact with distributors and retailers. Although Lorillard’s sales are made primarily to wholesale distributors rather than retailers, Lorillard’s sales personnel monitor retail and wholesale inventories, work with retailers on displays and signs, and enter into promotional arrangements with retailers regularly.

Lorillard allocates its marketing expenditures among brands on the basis of marketplace opportunity and profitable return. In particular, Lorillard focuses its marketing efforts on the premium segment of the U.S. cigarette industry, with a specific focus on Newport.

Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, on November 23, 1998, Lorillard and the three other largest major cigarette manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories to settle certain health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by the four remaining states which together with the MSA are generally referred to as the “State Settlement Agreements.” Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities. Among other things, the MSA:

•	prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products;

•	bans the use of cartoon characters in all tobacco advertising and promotion;

•
limits each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

Item 1. Business
Lorillard, Inc. - (Continued)

•	bans all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products;

•	bans tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions;

•	prohibits the distribution of free samples of tobacco products except within adult-only facilities;

•	prohibits payments for tobacco product placement in various media; and

•	bans gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

Many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising. There may be additional local, state and federal legislative and regulatory initiatives relating to the advertising and promotion of cigarettes in the future. Lorillard cannot predict the impact of such initiatives on its marketing and sales efforts.

Lorillard funds a Youth Smoking Prevention Program, which is designed to discourage youth from smoking by promoting parental involvement and assisting parents in discussing the issue of smoking with their children. Lorillard is also a founding and principal member of the Coalition for Responsible Tobacco Retailing which through its “We Card” program trains retailers in how to prevent the purchase of cigarettes by underage persons. In addition, Lorillard has adopted guidelines established by the National Association of Attorneys General to restrict advertising in magazines with large readership among people under the age of 18.

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

As of December 31, 2005, Lorillard had approximately 675 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2005, 2004 and 2003, sales made by Lorillard to McLane Company, Inc., comprised 21%, 20% and 20%, respectively, of Lorillard’s revenues. No other customer accounted for more than 10% of 2005, 2004 or 2003 sales. Lorillard does not have any backlog orders.

Most of Lorillard’s customers buy cigarettes on a next-day-delivery basis. Approximately 90% of Lorillard’s customers purchase cigarettes using electronic funds transfer, which provides immediate payment to Lorillard.

Raw Materials and Manufacturing: In its production of cigarettes, Lorillard uses domestic and foreign grown burley and flue-cured leaf tobaccos, as well as aromatic tobaccos grown primarily in Turkey and other Near Eastern countries. A domestic supplier manufactures all of Lorillard’s reconstituted tobacco.

Lorillard purchases more than 90% of its domestic leaf tobacco from Alliance One International, Inc. Lorillard directs Alliance One in the purchase of tobacco according to Lorillard’s specifications for quality, grade, yield, particle size, moisture content, and other characteristics. Alliance One purchases and processes the whole leaf and then dries and packages it for shipment to and storage at Lorillard’s Danville, Virginia facility. If Alliance One becomes unwilling or unable to supply leaf tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

Due to the varying size and quality of annual crops and other economic factors, tobacco prices have historically fluctuated. The passage of “The American Jobs Creation Act of 2004” (also known as the FSC-ETI bill ) on October 22, 2004 eliminated historical U.S. price supports that accompanied production controls which inflated the market

Item 1. Business
Lorillard, Inc. - (Continued)

price of U.S. tobacco. Lorillard believes the elimination of production controls and price supports has favorably impacted the cost of U.S. tobacco.

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

Prices: Lorillard believes that the volume of U.S. cigarette sales is sensitive to price changes. Changes in pricing by Lorillard or other cigarette manufacturers could have an adverse impact on Lorillard’s volume of units sold and consequently on Lorillard’s profits and earnings. Lorillard makes independent pricing decisions based on a number of factors. Lorillard cannot predict the potential adverse impact of price changes on the following:

•	industry volume or Lorillard volume,

•	the mix between premium and discount sales,

•	Lorillard’s market share or

•	Lorillard’s profits and earnings.

In addition, Lorillard and other cigarette manufacturers occasionally engage in significant promotional activities. These sales promotion costs are accounted for as a reduction in net sales revenue and therefore impact average prices.

Properties: Lorillard’s manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 54,800 square feet. In addition, Lorillard owns tobacco receiving and storage facilities totaling approximately 1,400,000 square feet in Danville, Virginia. Lorillard’s executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Its 93,800 square-foot research facility is also located in Greensboro.

Lorillard’s principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 21 public distributing warehouses located throughout the United States.

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

Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program and the combination of RJ Reynolds Tobacco Company (“RJR”) and Brown & Williamson (“B&W”) into RAI discussed below. The terms of Philip Morris’ merchandising contracts may effectively limit Lorillard from obtaining visible space in the retail store to effectively promote its brands. As a result, in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs which limits its sales potential.

Item 1. Business
Lorillard, Inc. - (Continued)

Lorillard’s 9.2% market share of the 2005 U.S. domestic cigarette industry was third highest overall. Philip Morris and RAI accounted for approximately 48.7% and 28.2%, respectively, of wholesale shipments in 2005. Among the three major manufacturers, Lorillard ranked third behind Philip Morris and RAI with a 12.3% share of the premium segment in 2005.

Please read Item 1A, Risk Factors and Item 7, MD&A - Results of Operations - Lorillard for information regarding the business environment, including selected market share data for Lorillard.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline conducts all of its natural gas transportation and storage operations through two subsidiaries: Texas Gas Transmission, LLC (“Texas Gas”), acquired in May of 2003, and Gulf South Pipeline Company, LP (“Gulf South”), acquired in December of 2004. Boardwalk Pipeline accounted for 3.57%, 1.74% and 0.87% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

In November of 2005, Boardwalk Pipeline completed an initial public offering of 15,000,000 common units at a price of $19.50 per unit, representing a 14.5% limited partnership interest. In connection with the closing of this offering, a wholly owned subsidiary of ours contributed its ownership interest in Boardwalk Pipelines, LLC, together with certain of its liabilities, to Boardwalk Pipeline and received from Boardwalk Pipeline 53,256,122 common and 33,093,878 subordinated units representing an aggregate 83.5% limited partner interest. In addition, another wholly owned subsidiary of ours, which is the general partner of Boardwalk Pipeline, received a 2% general partnership interest and all of Boardwalk Pipeline’s incentive distribution rights, which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline used the net proceeds of approximately $271.4 million to fund the repayment to us of its intercompany debt ($250.0 million) relating to the acquisition of Gulf South and to provide additional working capital.

Boardwalk Pipeline owns and operates two interstate natural gas pipeline systems, with approximately 13,470 miles of pipeline, directly serving customers in 11 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2005, its pipeline systems transported approximately 1,350 billion cubic feet (“Bcf”) of gas. Average daily throughput on its pipeline systems during 2005 was approximately 3.7 Bcf. Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate certificated working gas capacity of approximately 143.0 Bcf.

Boardwalk Pipeline transports and stores natural gas for a broad mix of customers, including local distribution companies (“LDC”s), municipalities, interstate and intrastate pipelines, direct industrial users, electric power generation plants, and various marketers and producers. Boardwalk Pipeline’s transportation and storage rates are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (“FERC”). These rates are designed to allow Boardwalk Pipeline the opportunity to recover its costs and earn a reasonable return on equity. Storage rates for Gulf South are market-based pursuant to authority granted by FERC.

Texas Gas System

Texas Gas’s pipeline system originates in the Louisiana Gulf Coast area and in East Texas and runs north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. This system is composed of:

•	approximately 5,900 miles of pipeline, having a peak-day delivery capacity of approximately 2.8 Bcf per day;

•	31 compressor stations having an aggregate of approximately 531,000 horsepower; and

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

•	nine natural gas storage fields located in Indiana and Kentucky, having aggregate storage capacity of approximately 178.0 Bcf of gas, of which approximately 63.0 Bcf is certificated as working gas.

Texas Gas’s direct market area encompasses eight states in the southern and midwestern United States and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Evansville and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

Texas Gas owns a majority of the gas in its storage fields which it uses to meet the operational balancing needs on its system, the requirements of its firm and interruptible storage customers and the requirements of its no-notice transportation service, which allows customers to temporarily draw from storage gas during the winter season to be repaid in-kind during the following summer season. Texas Gas offers “summer no-notice” transportation service, designed primarily to meet the needs of summer-season electrical power generation facilities. A large portion of the gas delivered by the Texas Gas’s system is used for space heating, resulting in substantially higher daily requirements during winter months.

Gulf South System

The Gulf South pipeline system is located in the Gulf Coast states of Texas, Louisiana, Mississippi, Alabama and Florida. This system is composed of:

•	approximately 7,570 miles of pipeline, having a peak-day delivery capacity of approximately 3.5 Bcf of gas;

•	30 compressor stations having an aggregate of approximately 223,000 horsepower; and

•
two natural gas storage fields located in Louisiana and Mississippi, having aggregate storage capacity of approximately 129.0 Bcf of gas, of which approximately 80.0 Bcf is certificated as working gas.

The markets directly served by the Gulf South system are generally located in eastern Texas, Louisiana, southern Mississippi, southern Alabama and the Florida panhandle. These markets include the Baton Rouge—New Orleans industrial corridor; Lake Charles, Louisiana; Mobile, Alabama; and Pensacola, Florida. Gulf South also has indirect access to off-system markets through over 100 interconnections with other interstate and intrastate pipelines and storage facilities. These pipeline interconnections provide access to major cities throughout the northeastern and southeastern United States.

In February of 2006, Gulf South entered into long-term agreements with customers providing firm commitments for capacity on its 1.0 Bcf per day pipeline expansion projects in East Texas and Mississippi. It expects the total cost for the 1.0 Bcf expansion to be approximately $575.0 million, and that the new capacity will be placed in-service during the second half of 2007. Gulf South may elect to further expand the pipeline capacity of these projects depending on the results of ongoing customer discussions. These projects are subject to FERC approvals. Gulf South will submit separate applications to FERC for authority to construct the East Texas and Mississippi expansion projects.

Gulf South’s Bistineau, Louisiana gas storage facility has approximately 77.0 Bcf of working gas storage capacity, with a maximum injection rate of 480.0 million cubic feet (“MMcf”)/day and a maximum withdrawal rate of 870.0 MMcf/day. Gulf South currently sells firm and interruptible storage services at Bistineau under FERC approved market-based rates. Gulf South’s Jackson, Mississippi gas storage facility, has approximately 2.7 Bcf of working gas storage capacity with a maximum injection rate of 100.0 MMcf/day and a maximum withdrawal rate of 250.0 MMcf/day. The Jackson gas storage facility is used for operational purposes and that capacity is not offered to the market.

Gulf South has leased a gas storage facility, which they refer to as the Magnolia facility, near Napoleonville, Louisiana, at which it has installed two compressor stations with a combined horsepower of 9,470 and other storage infrastructure and is currently developing a large, high-deliverability storage cavern that, when operational, will add up to approximately 5.0 Bcf of firm working gas storage capacity. Magnolia’s storage capacity is expected to be in

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

service and available for sale at market-based rates in late 2008 or early 2009, subject to the operational requirements of the lessor.

    Gulf South has received FERC approval for an approximately 2.4 Bcf expansion of the working gas storage capacity at its Jackson storage facility, effective through October of 2006. Gulf South will seek permanent FERC approval of this expansion. Gulf South has also received FERC approval to drill two new horizontal storage wells at its Bistineau storage facility and is implementing a company-wide multi-year efficiency improvement plan, which may include well work-overs and rehabilitation, and is expected to increase efficiency and late season deliverability.

Seasonality:  Boardwalk Pipeline’s revenues are seasonal in nature and are affected by weather and natural gas price volatility. Weather impacts natural gas demand for power generation and heating purposes, which in turn influences the value of transportation and storage across its pipeline systems. Colder than normal winters or warmer than normal summers typically result in increased pipeline revenues. Natural gas prices are also volatile, which in turn influences drilling and production which can affect the value of Boardwalk Pipeline’s storage and parking and lending (“PAL”) services. Peak demand for natural gas occurs during the winter months, caused by the heating load. During 2005, approximately 57.7% of Boardwalk’s total operating revenues were realized in the first and fourth calendar quarters.

Regulation: FERC regulates the natural gas pipeline operations of Boardwalk Pipeline’s subsidiaries under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of certain regulated pipeline companies. Boardwalk Pipeline is also regulated by the United States Department of Transportation Office of Pipeline Safety under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

Where required, Texas Gas and Gulf South hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services. FERC has power to prescribe accounting treatment for items for regulatory purposes. The books and records of Texas Gas and Gulf South may be periodically audited by the FERC.

The maximum rates that may be charged by Texas Gas and Gulf South for their gas transportation and storage services are established through FERC ratemaking process. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughput assumptions. The allowed rate of return must be approved by FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. Texas Gas filed a new rate case with the FERC in 2005, and implemented new rates effective November 1, 2005, subject to refund. As of December 31, 2005, Texas Gas had recorded a refund liability of approximately $5.0 million related to the 2005 rate case. Gulf South currently has no obligation to file a rate case.

Boardwalk Pipeline’s operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment. These laws include, for example:

•	the Clean Air Act, and analogous state laws which impose obligations related to air emissions;

•	the Water Pollution Control Act, commonly referred to as the Clean Water Act, and analogous state laws which regulate discharge of wastewaters from our facilities into state and federal waters;

•
the Comprehensive Environmental Response, Compensation and Liability Act commonly referred to as CERCLA, or the Superfund law, and analogous state laws which regulate the cleanup of hazardous substances; and

•	the Resource Conservation and Recovery Act, and analogous state laws which impose requirements for the handling and discharge of solid and hazardous waste.

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

Competition: Boardwalk Pipeline competes with numerous intrastate and interstate pipelines throughout its service territory to provide transportation and storage services for its customers. Competition is particularly strong in the states of Louisiana, Texas and Indiana, with the new Heartland Gas Pipeline currently being constructed in Indiana posing a competitive threat. The principal elements of competition among pipelines are rates, terms of service, access to supply, and flexibility and reliability of service. In addition, FERC’s continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result, segmentation and capacity release have created an active secondary market which, increasingly, competes with its pipeline services, particularly on its Texas Gas system.

Boardwalk Pipeline’s business is, in part, dependent on the volumes of natural gas consumed in the United States. Natural gas competes with other forms of energy available to its customers, including electricity, coal and fuel oils. Boardwalk Pipeline’s competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by Boardwalk Pipeline. As a result, Boardwalk Pipeline competes with these entities to maintain current business levels and to serve new demand and markets.

Properties: Boardwalk Pipeline and Texas Gas are headquartered in approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that is owned by Texas Gas. Gulf South is headquartered in approximately 55,000 square feet of leased office space located in Houston, Texas. Texas Gas and Gulf South own their respective pipeline systems in fee. A substantial portion of these systems is constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 44 offshore rigs. Diamond Offshore also has two premium jack-up rigs currently under construction. Diamond Offshore accounted for 8.07%, 5.49% and 4.18% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Diamond Offshore owns and operates 30 semisubmersible rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersible rigs can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Three semisubmersible rigs in Diamond Offshore’s fleet have this capability.

Diamond Offshore owns and operates nine high-specification semisubmersible rigs. These high specification semisubmersible rigs have high-capacity deck loads and are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. As of January 30, 2006, seven of the nine high-specification semisubmersible rigs were located in the U.S. Gulf of Mexico (“GOM”), while the remaining two high-specification semisubmersible rigs were located offshore Brazil and Malaysia, respectively.

Diamond Offshore owns and operates 21 intermediate semisubmersible rigs which generally work in maximum water depths up to 4,000 feet and many have diverse capabilities that enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of January 30, 2006, Diamond Offshore had 19 intermediate semisubmersible rigs, including the recently reactivated Ocean New Era, drilling in various offshore locations around the world. Five of these intermediate semisubmersible rigs were located in the GOM; four were located offshore Mexico or in the Mexican GOM; four were located in the North Sea and two each were located offshore Australia; Brazil and Malaysia, respectively.

    Diamond Offshore currently has two intermediate semisubmersible rigs scheduled for upgrades to ultra deep-water capability. When Diamond Offshore anticipates that a rig will be idle for an extended period of time, it cold

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

stacks the unit by removing the crew and ceasing to actively market the rig. This reduces expenditures associated with keeping the rig ready to go to work. In January 2006, Diamond Offshore announced that they would begin a major upgrade of the Ocean Monarch (formerly the Enserch Garden Banks) in mid-2006. This Victory-class, intermediate semisubmersible rig was acquired in August 2005 and is currently cold-stacked in the GOM, pending its mobilization to a shipyard in Singapore for its upgrade. The Ocean Endeavor is currently in a shipyard in Singapore for a similar upgrade.

Diamond Offshore owns and operates 13 jack-up drilling rigs. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore’s jack-up rigs are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 30, 2006, 11 of Diamond Offshore’s jack-up rigs were located in the GOM. Of these jack-up rigs, eight are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Both of Diamond Offshore’s remaining jack-up rigs are internationally based and are independent-leg cantilevered rigs; one was located offshore Indonesia, and the other was located offshore Qatar as of January 30, 2006.

Diamond Offshore has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 30, 2006. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high-specification semisubmersible rigs.

Markets: The principal markets for Diamond Offshore’s contract drilling services are the following:

•	the Gulf of Mexico, including the United States and Mexico;

•	Europe, principally in the U.K and Norway; and Africa and Egypt

•	South America, principally in Brazil

•	Australia, Asia and Middle East, including, Malaysia, Indonesia and Qatar

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

Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore often obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for a

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

substantial portion of Diamond Offshore’s revenues. In addition, from time to time, Diamond Offshore dayrate contracts may also provide for the ability to earn an incentive bonus from its customers based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a stated term, which Diamond Offshore refers to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time generally at competitive market rates and mutually agreeable terms at the time of the extension.

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

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore’s annual consolidated revenues, although the specific customers may vary from year to year. During 2005, Diamond Offshore performed services for 53 different customers with Petróleo Brasileiro S. A. (“Petrobras”) and Kerr McGee Oil and Gas Corporation, accounting for 10.7% and 10.3% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2004, Diamond Offshore performed services for 53 different customers with Petrobras and PEMEX-Exploracion Y Produccion, or PEMEX, accounting for 12.6% and 10.5% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2003, Diamond Offshore performed services for 52 different customers with Petrobras and BP P.L.C. (“BP”), accounting for 20.3% and 11.9% of Diamond Offshore’s annual total consolidated revenues, respectively. During periods of low demand for offshore drilling rigs, the loss of a single significant customer could have a material adverse effect on Diamond Offshore’s results of operations.

Competition: The offshore contract drilling industry is highly competitive and is influenced by a number of factors, including current and anticipated prices of oil and natural gas, expenditures by oil and gas companies for exploration and development of oil and natural gas and the availability of drilling rigs.

Governmental Regulation: Diamond Offshore’s operations are subject to numerous international, U.S., state and local laws and regulations that relate directly or indirectly to Diamond Offshore’s operations, including regulations controlling the discharge of materials into the environment, requiring removal and clean-up under some circumstances, or otherwise relating to the protection of the environment.

Operations Outside the United States: Diamond Offshore’s operations outside the United States accounted for approximately 45.0%, 56.0% and 52.0% of Diamond Offshore’s total consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Properties: Diamond Offshore owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where Diamond Offshore has its corporate headquarters, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, The Netherlands, Malaysia, Qatar, Singapore and Mexico to support its offshore drilling operations.

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 17 hotels. Loews Hotels accounted for 2.19%, 2.07% and 1.74% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

	Number of
Name and Location	Rooms	Owned, Leased or Managed

Loews Annapolis	220	Owned
Annapolis, Maryland
Loews Beverly Hills Hotel	137	Management contract expiring 2006
Beverly Hills, California
Loews Coronado Bay Resort	440	Land lease expiring 2034
San Diego, California
Loews Denver	185	Owned
Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel	347	Management contract (a)(b)
St. Pete Beach, Florida
Hard Rock Hotel,	650	Management contract (c)
at Universal Orlando
Orlando, Florida
Loews Le Concorde	405	Land lease expiring 2069
Quebec City, Canada
Loews Miami Beach Hotel	790	Owned
Miami Beach, Florida
Loews New Orleans Hotel	285	Management contract expiring 2018 (a)
New Orleans, Louisiana
Loews Philadelphia Hotel	585	Owned
Philadelphia, Pennsylvania
Portofino Bay Hotel,	750	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
The Regency, a Loews Hotel	350	Land lease expiring 2013, with renewal option
New York, New York		for 47 years
Royal Pacific Resort	1,000	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
Loews Santa Monica Beach	340	Management contract expiring 2018, with
Santa Monica, California		renewal option for 5 years (a)
Loews Vanderbilt Plaza	340	Owned
Nashville, Tennessee
Loews Ventana Canyon Resort	400	Management contract expiring 2019 (a)
Tucson, Arizona
Loews Hotel Vogue	140	Owned
Montreal, Canada

(a)	These management contracts are subject to termination rights.
(b)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.
(c)
A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort’s owners and are being operated by Loews Hotels pursuant to a management contract.

    The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $240.1 million at December 31, 2005 with interest rates ranging from 4.5% to 6.3%, and maturing between 2006 and 2028. In addition,

Item 1. Business
Loews Hotels Holding Corporation - (Continued)

certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $6.4 million for the year ended December 31, 2005.

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

BULOVA CORPORATION

Bulova Corporation (“Bulova”) is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. Bulova accounted for 1.16%, 1.16% and 1.01% of our consolidated total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

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

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 21,600 persons at December 31, 2005. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 10,100 employees.

Lorillard employed approximately 3,100 persons. Approximately 1,100 of these employees are represented by labor unions covered by three collective bargaining agreements.

Subsidiaries of Boardwalk Pipeline employed approximately 1,100 persons, approximately 110 of which are covered by a collective bargaining agreement.

Diamond Offshore employed approximately 4,500 persons including international crew personnel furnished through independent labor contractors.

Loews Hotels employed approximately 2,100 persons, approximately 700 of whom are union members covered under collective bargaining agreements.

Bulova employed approximately 500 persons, approximately 150 of whom are union members.

Item 1. Business

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter have also been posted and are available on our website.

Item 1A.  RISK FACTORS.

Our business faces many risks. We have described below some of the more significant risks which we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries.

Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition or equity and/or the business, results of operations, financial condition or equity of one or more of our subsidiaries. In addition, the risks and uncertainties described below relating to our Carolina Group stock and our Lorillard subsidiary could lead to a material loss in the value of the Carolina Group stock.

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the Securities and Exchange Commission or make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation, Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP, are public companies and file reports with the Securities and Exchange Commission. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries before investing in any of their securities.

We are a holding company and derive substantially all of our cash flow from our subsidiaries.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to holders of our common stock and Carolina Group stock. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and our creditors and shareholders.

We have restated our financial results for prior years and identified material weaknesses in our internal control over financial reporting.

In February of 2006 we determined that we would restate our annual financial statements for the years 2001 through 2004, as well as our interim financial statements through September 30, 2005, to correct the accounting for discontinued operations acquired by CNA in its merger with The Continental Corporation in 1995. In addition, in March of 2006, we determined to restate our financial results for prior years to correct classification errors within our Consolidated Statements of Cash Flows.

As a result of these restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2005 and determined that our prior year financial statements could not be relied upon. We also determined that our internal control over financial reporting as of such dates was not effective. Our system of internal control over financial reporting is a process designed to provide reasonable assurance to our management, Audit Committee and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of our published financial statements. If we fail to maintain effective internal control over financial reporting, we could be scrutinized by regulators, securities analysts, and investors and suffer a loss of public

Item 1A. Risk Factors

confidence in our financial reporting capabilities, which could have an adverse effect on our business and the market price of our securities.

Risks Related to an Investment In Our Carolina Group Stock

We cannot be certain that we will continue to pay dividends on our Carolina Group stock.

Determinations as to the future dividends on Carolina Group stock primarily will depend on the dividends paid to us by our subsidiaries, our capital requirements and other factors that our board of directors considers relevant. The amount of dividends that legally could be paid on Carolina Group stock if the Carolina Group were a separate Delaware corporation may be greater than the amount actually available for the payment of dividends under Delaware law and our charter. Furthermore, our ability to pay dividends on Carolina Group stock may be reduced by dividends that we pay on our common stock.

Our board of directors reserves the right to declare and pay dividends on Carolina Group stock, and could, in its sole discretion, declare and pay dividends, or refrain from declaring and paying dividends, on Carolina Group stock. Our board of directors may take such actions regardless of the amounts available for the payment of dividends on Carolina Group stock, the amount of prior dividends declared on Carolina Group stock, the voting or liquidation rights of Carolina Group stock, or any other factor.

The independence of the board of directors of Lorillard, Inc. and the board of directors of its wholly owned subsidiary, Lorillard Tobacco Company, may affect Lorillard’s payment of dividends to us and thereby inhibit our ability or willingness to pay dividends and make other distributions on our Carolina Group stock.

Our ability and willingness to pay dividends and make other distributions on Carolina Group stock, including dividends and distributions following a disposition of substantially all of the assets attributed to the Carolina Group, will depend on a number of factors, including whether the independent board of directors of Lorillard Tobacco Company causes Lorillard Tobacco Company to declare and pay dividends to its parent, Lorillard, Inc. and whether, in turn, the independent board of directors of Lorillard, Inc. causes Lorillard, Inc. to declare and pay dividends to us. In the event that Lorillard Tobacco Company or Lorillard, Inc. does not distribute its earnings, we are unlikely to pay dividends on Carolina Group stock. To the extent Lorillard, Inc. does not distribute net proceeds following the sale of substantially all of the assets attributed to the Carolina Group, we will not be required to apply the net proceeds to pay dividends to holders of Carolina Group stock or redeem shares of Carolina Group stock.

We expect that the boards of directors of each of Lorillard, Inc. and Lorillard Tobacco Company will continue to function independently of us and will direct the operations and management of the assets and businesses of those corporations, respectively. None of the individuals currently serving as directors of Lorillard, Inc. or Lorillard Tobacco Company are officers, directors or employees of Loews Corporation. Notwithstanding our right, as sole shareholder, to elect and remove directors of Lorillard, Inc., we have no present intention to remove any person currently serving as a director of Lorillard, Inc. Moreover, we expect that in the event of any future vacancies on the board of directors of Lorillard, Inc., we will nominate individuals who are not officers, directors or employees of Loews Corporation to fill such vacancies.

We have allocated to the Carolina Group any liabilities or expenses that we incur as a result of tobacco-related litigation.

The Carolina Group has been allocated any and all liabilities, costs and expenses of us and Lorillard, Inc. and the subsidiaries and predecessors of Lorillard, Inc., arising out of or related to tobacco or otherwise arising out of the past, present or future business of Lorillard, Inc. or its subsidiaries or predecessors, or claims arising out of or related to the sale of any businesses previously sold by Lorillard, Inc. or its subsidiaries or predecessors, in each case, whether grounded in tort, contract, statute or otherwise, whether pending or asserted in the future.

Accordingly, we and/or Lorillard may make decisions with respect to litigation and settlement strategies designed to obtain our dismissal or release from tobacco-related litigation or liabilities. Such decisions and strategies could result, for example, in limitations on payment of dividends by Lorillard to us or an increase in Lorillard’s exposure in such litigation.

Item 1A. Risk Factors

The Engle Agreement may affect Lorillard’s payment of dividends to us and thereby inhibit our ability or willingness to pay dividends on our Carolina Group stock.

Under the Engle Agreement if Lorillard, Inc. does not maintain a balance sheet net worth of at least $921.2 million, the stay pursuant to the agreement would terminate. Because dividends from Lorillard, Inc. to us are deducted from the balance sheet net worth of Lorillard, Inc., the Engle Agreement may affect the payment of dividends by Lorillard, Inc. to us. For a description of the Engle Agreement, please read MD&A under Item 7 and Note 20 of the Notes to Consolidated Financial Statements included in Item 8.

Holders of our common stock and Carolina Group stock are shareholders of one company and, therefore, financial impacts on one group could affect the other group.

Holders of our common stock and holders of Carolina Group stock are all common shareholders of Loews Corporation and are subject to risks associated with an investment in a single company. Financial effects arising from one group that affect our consolidated results of operations or financial condition could, if significant, affect the market price of the class of common shares relating to the other group. In addition, if we or any of our subsidiaries were to incur significant indebtedness on behalf of one group, including indebtedness incurred or assumed in connection with an acquisition or investment, it could affect the credit rating of us and our subsidiaries taken as a whole. This, in turn, could increase our borrowing costs. Net losses of either group and dividends or distributions on shares of any class of common or preferred stock will reduce the funds legally available for payment of future dividends on Carolina Group stock.

The complex nature of the terms of our Carolina Group stock, or confusion in the marketplace about what a tracking stock is, could materially adversely affect the market price of Carolina Group stock.

Tracking stocks like Carolina Group stock are more complex than traditional common stock and are not directly or entirely comparable to common stock of stand-alone companies or companies that have been spun off by their parent companies. The complex nature of the terms of Carolina Group stock, and the potential difficulties investors may have in understanding these terms, may materially adversely affect the market price of Carolina Group stock. Examples of these terms include:

•	the discretion of our board of directors to make determinations that may affect Carolina Group stock and our common stock differently;

•	our redemption and/or exchange rights under particular circumstances; and

•	the disparate voting rights of Carolina Group stock and our common stock.

Confusion in the marketplace about what a tracking stock is and what it is intended to represent, and/or investors’ reluctance to invest in tracking stocks, could materially adversely affect the market price of Carolina Group stock.

Holders of our common stock and Carolina Group stock generally vote together as a single class.

Holders of Carolina Group stock generally do not have the right to vote separately as a class. Holders of Carolina Group stock have the right to vote as a separate class only to the extent required by Delaware law. We have not held, and do not plan to hold, separate meetings for holders of Carolina Group stock.

Holders of our common stock will have significantly greater voting power than holders of our Carolina Group stock with respect to any matter as to which all of our common shares vote together as one class.

Each share of our common stock has one vote. Each share of Carolina Group stock is entitled to 1/10 of a vote, which is disproportionately less than the economic interest represented by each share of Carolina Group stock. When a vote is taken on any matter as to which all of our common shares are voting together as one class, holders of our common stock will have significantly greater voting power than holders of Carolina Group stock. As of February 17, holders of our common stock controlled approximately 96.0% of our combined voting power and

Item 1A. Risk Factors

holders of Carolina Group stock controlled approximately 4.0% of our combined voting power. The voting power of Carolina Group stock is subject to adjustment for stock splits, stock dividends and combinations with respect to either class of stock.

Holders of our Carolina Group stock may have interests different from holders of our common stock.

The existence of separate classes of our common stock could give rise to occasions when the interests of the holders of our common stock and Carolina Group stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, our board of directors could, in its sole discretion, from time to time, make determinations or implement policies that disproportionately affect the groups or the different classes of stock. Our board of directors is not required to select the option that would result in the highest value for the holders of Carolina Group stock. Examples include determinations by our board of directors to:

•	pay or omit the payment of dividends on our common stock or Carolina Group stock;

•	redeem shares of Carolina Group stock;

•	approve dispositions of our assets attributed to either group;

•	reallocate funds or assets between groups and determine the amount and type of consideration paid therefore;

•	allocate business opportunities, resources and personnel;

•
allocate the proceeds of issuances of Carolina Group stock either to the Loews Group, with a corresponding reduction in the intergroup interest, if and to the extent there is an intergroup interest, or to the combined attributed net assets of the Carolina Group;

•	formulate public policy positions for us;

•	establish relationships between the groups;

•	make financial decisions with respect to one group that could be considered to be detrimental to the other group; and

•	settle or otherwise seek to resolve actual or potential litigation against us in ways that might adversely affect Lorillard.

Any such decisions by our board of directors could have or be perceived to have a negative effect on the Carolina Group and could have a negative effect on the market price of Carolina Group stock.

If our Carolina Group stock is not treated as a class of our common stock, several adverse federal income tax consequences will result.

It is possible that the issuance of Carolina Group stock could be characterized as property other than our stock for U.S. federal income tax purposes. Such characterization could require us to recognize taxable gain with respect to the issuance of Carolina Group stock and the Carolina Group would be responsible for any tax liability attributable thereto. In addition, we would likely no longer be able to file a consolidated U.S. federal income tax return with the Carolina Group. These tax liabilities, if they arise, would likely have a material adverse effect on us and the Carolina Group.

Changes in the tax law or in the interpretation of current tax law may result in redemption of the Carolina Group stock or cessation of the issuance of shares of Carolina Group stock.

If there are adverse tax consequences to us or the Carolina Group resulting from the issuance of Carolina Group stock, it is possible that we would not issue shares of Carolina Group stock even if we would otherwise choose to do

Item 1A. Risk Factors

so. This possibility could affect the value of Carolina Group stock then outstanding. Furthermore, we are entitled to redeem Carolina Group stock for either (1) cash in an amount equal to 105% of the average market price per share of Carolina Group stock or (2) our common stock having a value equal to 100% of the ratio of the average market price per share of Carolina Group stock to the average market price per share of our common stock, if, based upon the opinion of tax counsel, there are adverse federal income tax law developments related to Carolina Group stock. In each case, the average market price would be determined over a specified 20 trading day period.

Our board of directors may, at any time until the 90th day after the disposition of 80% of the assets attributed to the Carolina Group, redeem shares of our Carolina Group stock.

Our board of directors may, at any time until the 90th day after the disposition of 80% of the assets attributed to the Carolina Group, redeem all outstanding shares of Carolina Group stock for either (1) cash in an amount equal to 120% of the average market price per share of Carolina Group stock or (2) our common stock having a value equal to 115% of the ratio of the average market price per share of Carolina Group stock to the average market price per share of our common stock. In each case, the average market price would be determined over a specific 20 trading day period. A decision to redeem the Carolina Group stock could be made at a time when either or both of our common stock and Carolina Group stock may be considered to be overvalued or undervalued. In addition, a redemption would preclude holders of Carolina Group stock from retaining their investment in a security intended to reflect separately the economic performance of the Carolina Group. It would also give holders of shares of converted Carolina Group stock an amount of consideration that may be less than the amount of consideration a third-party buyer pays or would pay for all or substantially all of the net assets attributed to the Carolina Group.

If we choose to redeem our Carolina Group stock for cash, holders of Carolina Group stock may have taxable gain or taxable income.

We may, under certain circumstances, redeem Carolina Group stock for cash. If we choose to do so, holders of Carolina Group stock would generally be subject to tax on the excess, if any, of the total consideration they receive for their Carolina Group stock over their adjusted basis in their Carolina Group stock.

Our board of directors does not owe a separate duty to holders of Carolina Group stock.

Principles of Delaware law established in cases involving differing treatment of two classes of capital stock or two groups of holders of the same class of capital stock provide that a board of directors owes an equal duty to all shareholders regardless of class or series, and does not have separate or additional duties to either group of shareholders. Thus, holders of Carolina Group stock who believe that a determination by our board of directors has a disparate impact on their class of stock may not be able to obtain a remedy for such a claim.

Our board of directors may change the Carolina Group policy statement without shareholder approval.

In connection with the initial issuance of Carolina Group stock, our board of directors adopted the Carolina Group policy statement to govern the relationship between the Loews Group and the Carolina Group. Our board of directors may modify, suspend or rescind the policies set forth in the Carolina Group policy statement or make additions or exceptions to them, in the sole discretion of our board of directors, without approval of our shareholders. Our board of directors may also adopt additional policies, depending upon the circumstances. Any changes to our policies could have a negative effect on the holders of Carolina Group stock.

Our directors’ and officers’ disproportionate ownership of our common stock compared to our Carolina Group stock may give rise to conflicts of interest.

Our directors and officers own shares of our common stock and have been awarded stock options with respect to shares of our common stock. As of February 17, 2006 our directors and executive officers beneficially owned approximately 7.7 million shares of our common stock and no shares of Carolina Group stock, which represents approximately 4.0% of our combined voting power. Accordingly, our directors and officers could have an economic incentive to favor the Loews Group over the Carolina Group.

Item 1A. Risk Factors

Because it is possible for an acquiror to obtain control of us by purchasing shares of our common stock without purchasing any shares of our Carolina Group stock, holders of Carolina Group stock may not share in any takeover premium.

Because holders of our common stock have significantly greater voting power than holders of Carolina Group stock, a potential acquiror could acquire control of us by acquiring shares of our common stock without purchasing any shares of Carolina Group stock. As a result, holders of Carolina Group stock might not share in any takeover premium and Carolina Group stock may have a lower market price than it would have if there were a greater likelihood that holders of Carolina Group stock would share in any takeover premium.

Holders of our Carolina Group stock may receive less consideration upon a sale of the assets attributed to the Carolina Group than if the Carolina Group were a separate company.

Assuming the assets attributed to the Carolina Group represent less than substantially all of our assets as a whole, our board of directors could, in its sole discretion and without shareholder approval, approve sales and other dispositions of any amount of our assets attributed to the Carolina Group because the Delaware General Corporation Law requires shareholder approval only for a sale or other disposition of all or substantially all of the assets of the entire company. Similarly, the boards of directors of Lorillard, Inc. or its subsidiaries could decide to sell or otherwise dispose of the operating and other assets reflected in the financial statements of the Carolina Group without the approval of holders of Carolina Group stock.

If 80% or more of the assets attributed to the Carolina Group are sold, we may take one of the following actions, and if we receive any net proceeds from the sale and determine not to retain all of such proceeds as tobacco contingency reserves, we must take one of the following actions:

•
pay a special dividend to holders of Carolina Group stock in an amount equal to their pro rata share of the net proceeds (subject to reduction for repayment of notional debt, amounts not distributed from Lorillard to us and the creation by us of reserves for tobacco-related contingent liabilities and future costs) from the disposition in the form of cash and/or securities (other than our common stock);

•
redeem shares of Carolina Group stock for cash and/or securities (other than our common stock) in an amount equal to the pro rata share of the net proceeds (subject to reduction for repayment of notional debt) from the disposition of all of the assets attributable to the Carolina Group;

•
redeem shares of Carolina Group stock for shares of our common stock at a 15% premium based on the respective market values of Carolina Group stock and our common stock during the 20 consecutive trading days ending on the 5th trading day prior to announcement of the sale; or

•	take some combination of the actions described above.

Our board of directors has the discretion to choose from the foregoing options. The value of the consideration paid to holders of Carolina Group stock in the different scenarios described above could be significantly different. Our board of directors would not be required to select the option that would result in the distribution with the highest value to the holders of Carolina Group stock.

If, on the 91st day following the sale of 80% or more of the assets attributed to the Carolina Group, we have not redeemed all of the outstanding shares of Carolina Group stock and Lorillard subsequently distributes to us any previously undistributed portion of the net proceeds and/or we subsequently release any amount of net proceeds previously retained by us as a reserve for tobacco-related contingent liabilities or future costs, we will distribute the pro rata share of such amounts to holders of Carolina Group stock. At any time after:

•	Lorillard has distributed to us all previously undistributed portions of the net proceeds;

•	no amounts remain in reserve in respect of tobacco-related contingent liabilities and future costs; and

•	the only asset remaining in the Carolina Group is cash and/or cash equivalents,

Item 1A. Risk Factors

then we may redeem all of the outstanding shares of Carolina Group stock for cash in an amount equal to the greater of (1) the pro rata share of the remaining assets of the Carolina Group and (2) $0.001 per share of Carolina Group stock.

If the Carolina Group were a separate, independent company and its shares were acquired by another person, some of the costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, shareholders of a separate, independent company might receive an amount greater than the net proceeds that would be received by the holders of Carolina Group stock. In addition, we cannot assure that the net proceeds per share of Carolina Group stock received by its holder in connection with any redemption following a sale of Carolina Group assets will be equal to or greater than the market value per share of Carolina Group stock prior to or after announcement of a sale of assets reflected in the Carolina Group. Nor can we assure that, where consideration is based on the market value of Carolina Group stock, the market value will be equal to or greater than the net proceeds per share of Carolina Group stock.

We may cause a mandatory exchange of our Carolina Group stock.

We may exchange all outstanding shares of Carolina Group stock for shares of one or more of our qualifying subsidiaries. Such an exchange would result in the qualifying subsidiary or subsidiaries becoming a separate public company and the holders of Carolina Group stock owning shares directly in that subsidiary or those subsidiaries. If we choose to exchange shares of Carolina Group stock in this manner, the market value of the common stock received in that exchange could be less than the market value of Carolina Group stock exchanged.

Future sales of our Carolina Group stock and our common stock could adversely affect the market price of Carolina Group stock and our ability to raise capital in the future.

Future sales of substantial amounts of Carolina Group stock or our common stock in the public market could depress the market price of Carolina Group stock. Such sales could also impair our ability to raise capital in the future. All of the approximately 78.2 million shares of Carolina Group stock that we have previously issued are freely tradable without restriction under the Securities Act of 1933, as amended, by persons other than our “affiliates,” as defined under the Securities Act. Any sales of substantial amounts of Carolina Group stock or our common stock in the public market, or the perception that such sales might occur, could materially adversely affect the market price of Carolina Group stock. Our board of directors has not and does not plan to solicit the approval of holders of Carolina Group stock prior to the issuance of authorized but unissued shares of our common stock or Carolina Group stock unless that approval is deemed advisable by our board of directors or is required by applicable law, regulation or stock exchange listing requirements.

If we are liquidated, amounts distributed to holders of our Carolina Group stock may not reflect the value of the assets attributed to the Carolina Group.

In the event we are liquidated, we would determine the liquidation rights of the holders of Carolina Group stock in accordance with the market capitalization of the outstanding shares of the Loews Group and the Carolina Group at a specified time prior to the time of liquidation. However, the relative market capitalization of the outstanding shares of each group may not correctly reflect the value of the net assets remaining and attributed to the groups after satisfaction of outstanding liabilities. Accordingly, the holders of Carolina Group stock could receive less consideration upon liquidation than they would if the groups were separate entities.

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

If CNA determines that loss reserves are insufficient to cover its estimated ultimate unpaid liability for claims, CNA may need to increase its loss reserves.

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent CNA management’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques, from numerous

Item 1A. Risk Factors

assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant management judgment. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to our reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Please read additional information on CNA’s reserves included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

As industry practices and legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues have had and may continue to have a negative effect on CNA’s business by either extending coverage beyond CNA’s underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Recent examples of emerging claims and coverage issues include:

•	increases in the number and size of claims relating to injuries from medical products, and exposure to lead;

•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	increases in the volume of class action litigation challenging a range of industry practices including claims handling;

•	increases in the number of construction defect claims, including claims for a broad range of additional insured endorsements on policies; and

•	increases in the number of claims alleging abuse by members of the clergy, including passage of legislation to reopen or extend various statutes of limitations.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews and changes its reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. In addition, CNA periodically undergoes state regulatory financial examinations, including review and analysis of its reserves. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against CNA’s earnings for the period in which reserves are determined to be insufficient. These charges can be substantial and can materially adversely affect our results of operations and equity.

Loss reserves for asbestos, environmental pollution and mass torts are especially difficult to estimate and may result in CNA having to make more frequent and larger additions to those reserves.

CNA’s experience has been that establishing reserves for casualty coverages relating to APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported asbestos, environmental pollution and mass tort claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

Item 1A. Risk Factors

•	increasingly aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos, environmental pollution and mass tort claims which cannot now be anticipated;

•	continued increases in mass tort claims relating to silica and silica-containing products;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA;

•	CNA’s ability to recover reinsurance for these claims; and

•	changes in the legal and legislative environment in which CNA operates.

As a result of this higher degree of variability, CNA has necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on the part of management. Consequently, CNA may periodically need to record changes in its claim and claim adjustment expense reserves in the future in these areas in amounts that may be material. The sections below provide more details involving the specific factors affecting CNA’s estimation of reserves for casualty coverages relating to environmental pollution and asbestos. Please read information on APMT included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Environmental pollution claims.  The estimation of reserves for environmental pollution claims is complicated by the assertion by many policyholders of claims for defense costs and indemnification. CNA and others in the insurance industry are disputing coverage for many such claims. Key coverage issues in these claims include:

•	whether cleanup costs are considered damages under the policies (and accordingly whether CNA would be liable for these costs);

•	the trigger of coverage, and the allocation of liability among triggered policies;

•	the applicability of pollution exclusions and owned property exclusions;

•	the potential for joint and several liability; and

•	the definition of an occurrence.

To date, courts have been inconsistent in their rulings on these issues, thus adding to the uncertainty of the outcome of many of these claims.

Further, the scope of federal and state statutes and regulations determining liability and insurance coverage for environmental pollution liabilities have been the subject of extensive litigation. In many cases, courts have expanded the scope of coverage and liability for cleanup costs beyond the original intent of CNA’s insurance policies. In addition, the standards for cleanup in environmental pollution matters are unclear, the number of sites potentially subject to cleanup under applicable laws is unknown and the impact of various proposals to reform existing statutes and regulations is difficult to predict.

Asbestos claims. The estimation of reserves for asbestos claims is particularly difficult for many of the same reasons discussed above for environmental pollution claims, as well as:

•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

Item 1A. Risk Factors

•	specific policy provisions;

•	allocation of liability among insurers and insureds;

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.

In addition, a number of CNA’s insureds have asserted that their claims against CNA for insurance are not subject to aggregate limits on coverage. If these insureds are successful in this regard, CNA’s potential liability for their claims would be unlimited. Some of these insureds contend that their asbestos claims fall within the so-called “non-products” liability coverage within their policies, rather than the products liability coverage, and that this “non-products” liability coverage is not subject to any aggregate limit. It is difficult to predict the extent to which these claims will succeed and, as a result, the ultimate size of these claims.

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires, and their frequency and severity are inherently unpredictable. For example, in 2005, CNA experienced substantial losses from Hurricanes Katrina, Rita and Wilma and in 2004, CNA experienced substantial losses from Hurricanes Charley, Frances, Ivan and Jeanne. These catastrophes are unprecedented in modern times. The extent of losses from catastrophes is a function of both the total amount of insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As its claim experience develops on a particular catastrophe, CNA may be required to adjust reserves, or take additional unfavorable development, to reflect its revised estimates of the total cost of claims. CNA believes that it could incur significant catastrophe losses in the future. Please read information on catastrophe losses included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 1A. Risk Factors

CNA’s key assumptions used to determine reserves and deferred acquisition costs for its long-term care product offerings could vary significantly

CNA’s reserves and deferred acquisition costs for its long-term care product offerings are based on certain key assumptions including morbidity, which is the frequency of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates, future premium increases and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development.

High levels of retained overhead expenses associated with business lines in run-off negatively impact CNA’s operating results.

During the past few years, CNA ceased offering certain insurance products relating principally to its life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and revenue will progressively decrease. CNA’s results of operations have been materially, adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if CNA is not successful in eliminating or reducing these costs.

CNA’s premium writings and profitability are affected by the availability and cost of reinsurance.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s reinsurance arrangements, another insurer assumes a specified portion of CNA’s claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of CNA’s business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost CNA deems acceptable, CNA may be unwilling to bear the increased risk and would reduce the level of CNA’s underwriting commitments. Please read information on Reinsurance included in MD&A under Item 7 and Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

CNA may not be able to collect amounts owed to it by reinsurers.

CNA has significant amounts recoverable from reinsurers which are reported as receivables in the balance sheets and estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which CNA believes are due to it. If CNA is not able to collect the amounts due to it from reinsurers, its claims expenses will be higher. Please read information on Reinsurance included in the MD&A under Item 7 and Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

CNA incurs significant interest expense related to funds withheld from reinsurance arrangements.

CNA has entered into several property and casualty reinsurance agreements where CNA retains the ceded premium as collateral to secure the reinsurers’ obligations to pay for ceded losses. CNA is required to credit interest on these “funds withheld” balances at specified rates for all periods in which the funds withheld liability exists. In addition, certain of these reinsurance contracts require CNA to pay interest on additional ceded premiums arising from ceded losses as if those premiums were payable at the inception of the underlying contract. The amount subject to interest crediting on these funds withheld contracts varies over time based on a number of factors, including the timing of loss payments and the ultimate gross losses incurred. CNA expects to incur significant interest costs on these contracts for several years to come. In an effort to reduce future interest charges, resolve a dispute or unwind an arrangement with a reinsurer that is experiencing financial difficulties, CNA commutes or “buys out” reinsurance arrangements from certain reinsurance carriers from time to time. Commutations can result in CNA incurring a significant charge for the period in which the commutation takes place. Please read information on Reinsurance

Item 1A. Risk Factors

included in the MD&A under Item 7 and Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Rating agencies may downgrade their ratings for CNA in the future, and thereby adversely affect CNA’s ability to write insurance at competitive rates or at all.

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as its public debt, are rated by the four major rating agencies, namely, A.M. Best Company, Inc., Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

In the past several years, the major rating agencies have lowered CNA’s financial strength and debt ratings and, due to the intense competitive environment in which CNA operates, the uncertainty in determining reserves and the potential for CNA to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to further lower CNA’s ratings in the future. If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, its business and results of operations could be materially adversely affected. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, CNA believes that a lowering of our debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. Each of the major rating agencies that rates us currently maintains a negative outlook. Please read information on our ratings included in the MD&A under Item 7.

CNA is subject to capital adequacy requirements and, if it does not meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s statutory capital and surplus reported in CNA’s statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If CNA does not meet these minimum requirements, state regulators may restrict or prohibit CNA from operating its business. If CNA is required to record a charge against earnings in connection with a change in estimates or circumstances, such as increasing its reserves in the future as a result of unexpectedly poor claims experience or recording realized losses due to impairment of its investments, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends and advances in order to fund its working capital needs, are limited by state regulators in their ability to pay dividends.

CNA Financial Corporation is a holding company and is dependent upon dividends, advances, loans and other sources of cash from its subsidiaries in order to meet its obligations. Dividend payments, however, must be approved by the subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula, which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If CNA is restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, CNA may not be able to fund its working capital needs and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital, which may be more expensive or may not be available at all.

Item 1A. Risk Factors

CNA is responding to subpoenas, interrogatories and inquiries relating to insurance brokers and agents, contingent commissions and bidding practices, and certain finite-risk insurance products.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the SEC, the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. CNA continues to respond to these subpoenas, interrogatories and inquiries.

Subsequent to receipt of the SEC subpoena, CNA has been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of CNA’s current and former executives relating to the restatement of its financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also recently requested information relating to our current restatement. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of CNA’s financial results are possible.

CNA’s investment portfolio, which is a key component of its overall profitability, may suffer reduced returns or losses, especially with respect to its equity investments in limited partnerships which are often subject to greater leverage and volatility.

Investment returns are an important part of CNA’s overall profitability. General economic conditions, stock market conditions, fluctuations in interest rates, and many other factors beyond CNA’s control can adversely affect the returns and the overall value of its equity investments and its ability to control the timing of the realization of investment income. In addition, any defaults in the payments due to CNA for its investments, especially with respect to liquid corporate and municipal bonds, could reduce CNA’s investment income and realized investment gains or could cause CNA to incur investment losses. Further, CNA invests a portion of its assets in equity investments, primarily through limited partnerships, which are subject to greater volatility than its fixed income investments. In some cases, these limited partnerships use leverage and are thereby subject to even greater volatility. Although limited partnership investments generally provide higher expected return, they present greater risk and are more illiquid than CNA’s fixed income investments. As a result of these factors, CNA may not realize an adequate return on its investments, may incur losses on sales of its investments and may be required to write down the value of its investments.

CNA may be adversely affected by the cyclical nature of the property and casualty business.

The property and casualty market is cyclical and has experienced periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates.

Item 1A. Risk Factors

Risks Related to Us and Our Subsidiary, Lorillard, Inc.

A $16.3 billion judgment has been rendered against Lorillard in the Engle litigation.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against Lorillard and the other major tobacco companies, which bears interest at the rate of 10.0% per year. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The Florida Supreme Court heard oral arguments on November 3, 2004. As of the date of this Report, a decision on the appeal before the Florida Supreme Court is pending. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court.

We cannot be sure that Lorillard will ultimately prevail on appeal. In the event that the circuit court’s $16.3 billion punitive damages judgment against Lorillard is ultimately upheld, the amount of that judgment would significantly exceed the assets of Lorillard. Even if the circuit court’s $16.3 billion punitive damages judgment were reduced, the reduced amount of the final judgment might ultimately exceed the assets of Lorillard and result in a liquidation or bankruptcy of Lorillard. For additional information on the Engle case, please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Lorillard is a defendant in approximately 3,675 tobacco-related lawsuits, which are extremely costly to defend, and which could result in substantial judgments against Lorillard.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard, and it is likely that similar claims will continue to be filed for the foreseeable future. Settlements and victories by plaintiffs in highly publicized cases against Lorillard and other tobacco companies, together with acknowledgments by Lorillard and other tobacco companies regarding the health effects of smoking, may stimulate further claims. In addition, adverse outcomes in pending cases could have adverse effects on the ability of Lorillard to prevail in smoking and health litigation.

Approximately 3,675 tobacco-related cases are pending against Lorillard in the United States. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that Lorillard may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if Lorillard is successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs.

Further, adverse decisions in actions against tobacco companies other than Lorillard could have an adverse impact on the industry, including Lorillard. During February of 2006, the Oregon Supreme Court affirmed the verdict in Williams v. Philip Morris USA, Inc., in which plaintiff was awarded approximately $525,000 in compensatory damages and $79.5 million in punitive damages, a ratio of more than 150:1. The Court determined that, in light of the lower court’s findings in this case, the ratio of punitive to compensatory damages was not inconsistent with U.S. Supreme Court precedents in this area. Philip Morris has informed the court that it will seek review of this case by the U.S. Supreme Court. Lorillard is not a party to Williams. Please read information included in MD&A under Item 7 and Note 20 of the Notes to Consolidated Financial Statements included in Item 8.

A substantial judgment has been rendered against Lorillard in the Scott litigation.

In June of 2004, the court entered a final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. The jury awarded plaintiffs approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment also reflected its award of judicial interest. As of February 15, 2006, judicial interest totaled an additional amount of approximately $395.0 million.

Item 1A. Risk Factors

The judicial interest award will continue to accrue until the judgment is paid or is vacated on appeal. Lorillard’s share of the judgment and the judicial interest has not been determined. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. Oral argument in that matter has been scheduled for April 12, 2006. For additional information on the Scott case, please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Lorillard is a defendant in an action brought by the U.S. Department of Justice that could result in substantial damages or disgorgement of profits.

A verdict could be issued at any time in the U.S. federal government’s reimbursement and racketeering suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in the case. At the time the trial began during September of 2004, the government sought approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. The U.S. Supreme Court declined to review this verdict, although plaintiff could again seek a review of this issue following a verdict. The trial has concluded and the parties filed their final post-trial submissions during the fourth quarter of 2005. The court has not announced when it will issue its verdict. For additional information on this case, please read Note 20 of the Notes to Consoldiated Financial Statements included in Item 8 of this report.

Lorillard has substantial payment obligations under litigation settlement agreements which will materially adversely affect its cash flows and operating income in future periods.

Lorillard and other manufacturers of tobacco products are parties to the State Settlement Agreements with the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories, which settled the asserted and unasserted health care cost recovery and certain other claims of those states and territories.

Under the State Settlement Agreements, Lorillard is obligated to pay approximately $875.0 million to $925.0 million in 2006, primarily based on 2005 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on Lorillard’s domestic market share and unit volume of domestic shipments in the year preceding the year in which payment is due. Please read Note 20 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding the State Settlement Agreements.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect Lorillard.

Some plaintiffs and other sources, including the Centers for Disease Control and Prevention, have claimed that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes. If such claims were to be substantiated, Lorillard, as the leading manufacturer of mentholated cigarettes in the United States, could face increased exposure to tobacco-related litigation. Even if those claims are not substantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard’s sales, including sales of Newport.

Lorillard is subject to important limitations on advertising and marketing cigarettes that could harm its competitive position.

Television and radio advertisements of tobacco products have been prohibited since 1971. Under the State Settlement Agreements, Lorillard generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing its brand names and various other advertising and marketing techniques. In addition, the Master Settlement Agreement prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Accordingly, Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including Lorillard, to launch new premium brands.

Item 1A. Risk Factors

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In 2005, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.00 per pack. During 2005, excise tax increases ranging from $0.10 to $1.00 per pack of 20 cigarettes were implemented in twelve states. Proposals continue to be made to increase federal, state and local tobacco excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Lorillard is dependent on the U.S. cigarette business, which we expect to continue to contract.

Lorillard’s U.S. cigarette business is currently its only significant business. The U.S. cigarette market has generally been contracting and we expect it to continue to contract. Lorillard does not have foreign cigarette sales that could offset these effects, as it sold the international rights to substantially all of its brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.4% over the period 1984 through 2005, as measured by Management Science Associates. Domestic U.S. cigarette industry shipments decreased by 3.4% during 2005, as compared to 2004, and 1.7% for 2004, as compared to 2003, according to information provided by Management Science Associates.

Lorillard derives most of its revenue from the sales of one product in the premium market.

Lorillard’s largest selling brand, Newport, accounted for approximately 92.8% of Lorillard’s sales revenue in 2005. Newport is positioned in the premium segment of the U.S. cigarette market. Lorillard’s principal strategic plan revolves around the advertising and promotion of its Newport brand. Lorillard cannot ensure that it will continue to successfully implement its strategic plan with respect to Newport or that implementation of its strategic plan will result in the maintenance or growth of the Newport brand.

Increases in promotional expenses and sales incentives in response to increased competition and declining unit volumes may continue to materially adversely impact Lorillard.

The cigarette industry is highly competitive and has become significantly more competitive in recent years. Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette market. As a result of ongoing high levels of competition based on retail prices of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. While the environment remains highly price competitive, during 2005, Lorillard reduced promotional and sales incentives which had the effect of increasing unit prices. Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Several of Lorillard’s competitors have developed alternative cigarette products.

Certain of the major cigarette makers are marketing alternative cigarette products. For example, Philip Morris has developed an alternative cigarette called Accord in which the tobacco is heated rather than burned. Reynolds American has developed an alternative cigarette called Eclipse in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. is marketing a cigarette offered in several packings with declining levels of nicotine, called Quest. Philip Morris and Reynolds American have indicated that these products may deliver fewer smoke components as compared to conventional cigarettes. Lorillard has not marketed similar

Item 1A. Risk Factors

alternative cigarettes. Should such alternative cigarette products gain a significant share of the U.S. cigarette market, Lorillard may be at a competitive disadvantage.

Lorillard may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require Lorillard to introduce new products or make substantial changes to existing products. For example, New York State, California and Vermont have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. Lorillard believes that there may be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. Lorillard may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

Increases in the availability of counterfeit cigarettes could adversely affect Lorillard’s sales.

Sales of counterfeit cigarettes in the United States, including counterfeits of Lorillard’s Newport brand, could adversely impact sales by the manufacturers of the brands that are counterfeited and potentially damage the value and reputation of those brands. Significant future increases in the availability of counterfeit Newport cigarettes could have a material adverse effect on Lorillard’s sales volumes, revenue and profits.

Lorillard relies on a single manufacturing facility for the production of its cigarettes.

Lorillard produces all of its cigarettes at its Greensboro, North Carolina manufacturing facility. If Lorillard’s manufacturing plant is damaged, destroyed or incapacitated or Lorillard is otherwise unable to operate its manufacturing facility, Lorillard may be unable to produce cigarettes and may be unable to meet customer demand.

Lorillard relies on a small number of suppliers for certain of its tobacco leaf.

Lorillard purchases more than 90% of its domestic leaf tobacco from one supplier, Alliance One International, Inc. In addition, Lorillard purchases all of its reconstituted tobacco from one supplier, which is an affiliate of Reynolds American, Inc., a major competitor of Lorillard. If either of these suppliers becomes unwilling or unable to supply Lorillard and Lorillard is unable to find an alternative supplier on a timely basis, Lorillard’s operations could be disrupted resulting in lower production levels and reduced sales.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore’s business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

Diamond Offshore’s business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since Diamond Offshore’s customers’ expectations of future commodity prices typically drive demand for Diamond Offshore’s rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

•
the political environment of oil-producing regions, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities in the Middle East or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	worldwide demand for oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

Item 1A. Risk Factors

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	weather conditions in the United States and elsewhere;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the policies of the various governments regarding exploration and development of their oil and gas reserves; and

•	advances in exploration and development technology.

Diamond Offshore’s industry is cyclical.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Although oil and natural gas prices are currently significantly above historical averages, which has resulted in higher utilization and dayrates earned by Diamond Offshore’s drilling units generally beginning in the third quarter of 2004, Diamond Offshore cannot be sure that the current industry cycle of high demand, short rig supply and higher dayrates will continue. Diamond Offshore may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.

The terms of some of Diamond Offshore’s drilling contracts may limit its ability to benefit from increasing dayrates in a rising market.

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

    To the extent possible, Diamond Offshore seeks to have a foundation of long-term contracts with a reasonable balance of single-well, well-to-well and short-term contracts to minimize the downside impact of a decline in the market while still participating in the benefit of increasing dayrates in a rising market. However, Diamond Offshore cannot be sure that it will be able to achieve or maintain such a balance from time to time. Diamond Offshore’s inability to fully benefit from increasing dayrates in a rising market due to the long-term nature of its contracts, may adversely impact its profitability.

Item 1A. Risk Factors

The majority of Diamond Offshore’s contracts for its drilling units are fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

The majority of Diamond Offshore’s contracts with its customers for drilling units provide for the payment of a fixed dayrate per rig operating day. However, many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. Diamond Offshore may be unable to recover increased or unforeseen costs from its customers.

Diamond Offshore’s drilling contracts may be terminated due to events beyond Diamond Offshore’s control.

Diamond Offshore’s customers may terminate some of their drilling contracts if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. Such termination payments may not fully compensate Diamond Offshore for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time. During depressed market conditions, Diamond Offshore’s customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

Rig conversions, upgrades or newbuilds may be subject to delays and cost overruns.

From time to time, Diamond Offshore may undertake to add new capacity through conversions or upgrades to rigs or through new construction. Diamond Offshore has entered into agreements to upgrade two of its drilling units to ultra-deepwater capability at an estimated aggregate cost of $550 million with expected delivery dates in mid-2007 and the fourth quarter of 2008. Diamond Offshore also has entered into agreements to construct two new jack-up drilling units with delivery expected in the first quarter of 2008 at an aggregate cost of approximately $300 million. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors. Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract.

Diamond Offshore’s business involves numerous operating hazards and Diamond Offshore is not fully insured against all of them.

Diamond Offshore’s operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved, injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from Diamond Offshore’s operations, particularly through oil spillage or extensive uncontrolled fires. Diamond Offshore may also be subject to damage claims by oil and gas companies.

Although Diamond Offshore maintains insurance in the areas in which it operates, pollution and environmental risks generally are not fully insurable and Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs. Diamond Offshore’s insurance policies and contractual rights to indemnity may not adequately cover its losses, or may have exclusions of coverage for some losses. Diamond Offshore does not have insurance coverage or rights to indemnity for all risks including, among others, war risk. Diamond Offshore cannot be sure that those parties with contractual obligations to indemnify Diamond Offshore will necessarily be financially able to do so in all cases.

Item 1A. Risk Factors

As a result of underwriting losses suffered by the insurance industry over the past few years and damages caused by two recent hurricanes in the GOM, Diamond Offshore could be faced with the prospect of significantly higher insurance premiums and/or significantly increasing deductibles to offset or mitigate premium increases. Diamond Offshore cannot be sure that it will be able to maintain adequate insurance in the future at reasonable rates or that it will be able to obtain insurance against some risks.

Diamond Offshore’s international operations involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world that may expose it to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	expropriation of property or equipment;

•	foreign and domestic monetary policy;

•	the inability to repatriate income or capital;

•	regulatory or financial requirements to comply with foreign bureaucratic actions; and

•	changing taxation policies.

International contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	oil and gas exploration and development;
•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

Diamond Offshore’s operations outside the United States accounted for approximately 45.0%, 56.0% and 52.0% of its revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Diamond Offshore cannot predict what future governmental regulations might adversely affect its international operations. These practices may adversely affect Diamond Offshore’s ability to compete.

Diamond Offshore’s drilling contracts in the Mexican GOM expose it to greater risks than they normally assume.

During 2003, Diamond Offshore entered into contracts to operate four of its intermediate semisubmersible rigs offshore Mexico for PEMEX, the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than they normally assume, such as exposure to greater environmental liability. While Diamond believes that the financial terms of these contracts and its operating safeguards in place mitigate these risks, Diamond Offshore cannot be sure that the increased risk exposure will not have a negative impact on our future operations or financial results.

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses.

Due to Diamond Offshore’s international operations, Diamond Offshore may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where it does not hedge an exposure to a foreign currency. Diamond Offshore may also incur losses as a result of an inability to collect

Item 1A. Risk Factors

revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC rate-making policies.

Action by FERC on currently pending matters as well as matters arising in the future could adversely affect Boardwalk Pipeline’s ability to establish rates, or to charge rates that would cover future increases in Boardwalk Pipeline’s costs, or even to continue to collect rates that cover current costs. On April 29, 2005, Texas Gas filed a rate case. The rate case reflects a requested increase in annual cost of service, primarily attributable to increases in the utility rate base, operating expenses, and rate of return and related taxes. The proposed rates, effective on November 1, 2005, are subject to refund in the event lower maximum rates are established as a result of a settlement or hearing. Boardwalk Pipeline cannot assure that it will be able to recover all of its costs through existing or future rates.

FERC has issued a statement of general policy providing that pipelines, including those organized as partnerships, can include in computing their cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all entities or individuals owning public utility assets, if the pipeline establishes that the entities or individuals have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. FERC has not indicated what is required to establish such actual or potential income tax liability for all owners. Application of FERC’s policy statement may be subject to further FERC action or review in the appropriate federal Court of Appeals. Therefore, the ultimate outcome could result in changes to FERC’s treatment of income tax allowances in cost of service. If Texas Gas or Gulf South is required to establish that its unitholders, are subject to United States federal income taxation (in a future rate case for example) and is not able to do so, FERC could disallow a substantial portion of Texas Gas’s or Gulf South’s income tax allowance. In that event, it is likely that the level of maximum lawful rates they could charge customers would decrease from current levels.

Boardwalk Pipeline’s operations are subject to operational hazards and unforeseen interruptions for which Boardwalk Pipeline may not be adequately insured.

There are a variety of operating risks inherent in Boardwalk Pipeline’s natural gas transportation, gathering and storage operations, such as leaks, explosions and mechanical problems, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of Boardwalk Pipeline’s operations and substantial revenue losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

Boardwalk Pipeline currently possesses property, business interruption and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms.

Because of the natural decline in gas production from existing wells, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas.

Since 2003, gas production from the Gulf Coast region, which supplies the majority of Boardwalk Pipeline’s throughput, has declined an average of approximately 3.2% per year according to the Energy Information Administration (the “EIA”). Production from existing wells and gas supply basins connected to Boardwalk Pipeline’s systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than Boardwalk Pipeline anticipates, and the rate at which production from these reserves declines may be greater than Boardwalk Pipeline anticipates. Accordingly, to maintain or increase throughput levels on its pipelines, Boardwalk Pipeline must continually obtain access to new supplies of natural gas. The primary factors

Item 1A. Risk Factors

affecting Boardwalk Pipeline’s ability to obtain new sources of natural gas supply include: (1) the level of successful drilling activity near Boardwalk Pipeline’s pipelines; (2) Boardwalk Pipeline’s ability to compete for these supplies; (3) the successful completion of new liquefied natural gas (“LNG”) facilities near Boardwalk Pipeline’s facilities; and (4) Boardwalk Pipeline’s gas quality requirements.

The level of drilling activity is dependent on a number of factors beyond Boardwalk Pipeline’s control, including the price of oil and natural gas, producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits, the availability and cost of drilling rigs and other drilling equipment, and regulatory changes.

Imported LNG is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade. Boardwalk Pipeline anticipates benefiting from some of these new projects and the additional gas supply they will bring to the Gulf Coast region. If a significant number of these new projects fail to be developed with their announced capacity, or there are significant delays in such development, or if they are built in locations where they are not connected to the facilities of Boardwalk Pipeline or they do not influence sources of supply on the Boardwalk Pipeline systems, Boardwalk Pipeline may not realize expected increases in future natural gas supply available for transportation through its systems.

If Boardwalk Pipeline is not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing supply basins, or if the expected increase in natural gas supply through imported LNG is not realized, throughput on its pipeline systems would decline.

Successful development of LNG import terminals in the eastern or northeastern United States could reduce the demand for Boardwalk Pipeline’s services.

Development of new, or expansion of existing, LNG facilities on the East Coast could reduce the need for customers in the northeastern United States to transport natural gas from the Gulf Coast and other supply basins connected to the Boardwalk Pipeline’s systems. This could reduce the amount of gas transported by Boardwalk Pipeline for delivery off-system to other interstate pipelines serving the northeast. If Boardwalk Pipeline is not able to replace these volumes with volumes to other markets or other regions, throughput on its pipeline systems will decline.

Boardwalk Pipeline may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates.

Boardwalk Pipeline’s primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. As of December 31, 2005, approximately 28% of the firm contract load on the Boardwalk Pipeline systems was due to expire on or before December 31, 2006. Upon expiration, Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis.

The extension or replacement of existing contracts depends on a number of factors beyond Boardwalk Pipeline’s control, including:

•	existing and new competition to deliver natural gas to Boardwalk Pipeline’s markets;

•	the growth in demand for natural gas in Boardwalk Pipeline’s markets;

•	whether the market will continue to support long-term contracts;

•	the reduction of basis differentials - market price spreads between two points on the pipeline - across the Boardwalk Pipeline systems; and

•	the effects of state regulation on customer contracting practices.

Item 1A. Risk Factors

The northeastern terminus of the Texas Gas pipeline system is in Lebanon, Ohio, where it connects with other interstate natural gas pipelines delivering natural gas to East Coast and Midwest metropolitan areas and other indirect markets. Pipeline capacity into Lebanon is approximately 48% greater than pipeline capacity leaving that point, creating a bottleneck and increased competition for supply into areas of high demand. Approximately 54% of Boardwalk Pipeline’s long-term contracts covering offtake from Lebanon expire by the end of 2007.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of its revenues. For the year ended December 31, 2005, ProLiance Energy, LLC and Atmos Energy accounted for approximately 20.2% of Boardwalk Pipeline’s total operating revenues. Boardwalk Pipeline may be unable to negotiate extensions or replacements of these contracts and those with other key customers on favorable terms as a result of competition, creditworthiness or for other reasons.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Boardwalk Pipeline is exposed to credit risk from the nonperformance by its customers of their contractual obligations, in large part relating to volumes owed by customers for imbalances or gas loaned to them, generally under parking and lending services and no-notice services. Average natural gas prices have risen dramatically in recent years. This rise in gas prices has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. Please read information on credit risk included in Credit Risk under Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Boardwalk Pipeline depends on third-party pipelines and other facilities interconnected to its pipelines.

Boardwalk Pipeline depends upon third-party pipelines and other facilities that provide delivery options to and from its pipelines. For example, Gulf South’s pipeline system can deliver approximately 500,000 Mcf/d to a major pipeline connection with Texas Eastern at Kosciusko, Mississippi. If this or any other pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, Boardwalk Pipeline’s ability to continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect could cause a material reduction in volumes transported on or stored at facilities of Boardwalk Pipeline.

Significant changes in natural gas prices could affect supply and demand and, reduce system throughput.

Higher natural gas prices could result in a decline in the demand for natural gas and, therefore, in the throughput on the Boardwalk Pipeline systems. In addition, reduced price volatility could reduce the revenues generated by Boardwalk Pipeline’s parking and lending and interruptible storage services. In general terms, the price of natural gas fluctuates in response to changes in supply, changes in demand, market uncertainty and a variety of additional factors that are beyond Boardwalk Pipeline’s control. These factors include:

•	worldwide economic conditions;

•	weather conditions and seasonal trends;

•	levels of domestic production and consumer demand;

•	the availability of LNG;

•	the availability of adequate transportation capacity;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

Item 1A. Risk Factors

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of natural gas, LNG and other commodities.

Expansion projects and acquisitions involve risks that may adversely affect Boardwalk Pipeline’s business.

A principal focus of Boardwalk Pipeline’s strategy is to continue to grow its business through acquisitions, expansion of existing assets and construction of new assets. Any acquisition, expansion or new construction involves potential risks, including:

•	performance of Boardwalk Pipeline’s business following the acquisition, expansion or construction of assets that does not meet expectations;

•	a significant increase in Boardwalk Pipeline’s indebtedness and working capital requirements, which could, among other things, have an adverse impact on its credit ratings;

•	the inability to timely and effectively integrate into Boardwalk Pipeline’s operations the operations of newly acquired, expanded or constructed assets;

•	the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset;

•	diversion of management’s attention from other business concerns; and

•	regulatory risks created by the nature or location of acquired businesses.

Any of these factors could result in unforeseen operating difficulties or unanticipated costs or could adversely affect Boardwalk Pipeline’s ability to realize the anticipated benefits from newly acquired, expanded or constructed assets and meet its debt service requirements.

Risks Related to Us and Our Subsidiaries Generally

In addition to the specific risks and uncertainties faced by our subsidiaries, as discussed above, we and all of our subsidiaries face risks and uncertainties related to, among other things, terrorism, hurricanes and other natural disasters, competition, government regulation, dependence on key executives and employees, litigation, dependence on information technology and compliance with environmental laws.

Future acts of terrorism could harm us and our subsidiaries.

Future terrorist attacks and the continued threat of terrorism in this country or abroad, as well as possible retaliatory military and other action by the United States and its allies, could have a significant impact on the businesses of certain of our subsidiaries, including the following:

    CNA Financial Corporation. CNA may bear substantial losses from future acts of terrorism. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended, until December 31, 2007, the program established by the Terrorism Risk Insurance Act of 2002. Under this program, insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. TRIEA does not provide complete protection for future losses derived from acts of terrorism. Please read information on TRIEA included in the MD&A under Item 7.

    Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP. The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for oil and natural gas, which could affect the market for Diamond’s offshore oil and gas drilling services and Boardwalk Pipeline’s natural gas transportation, gathering and storage services. In addition, it has been reported that terrorists might target domestic energy facilities. While Diamond and Boardwalk Pipeline take steps that they believe are appropriate to increase the security of their

Item 1A. Risk Factors

energy assets, there is no assurance that they can completely secure their assets, completely protect them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

Loews Hotels.  The travel and tourism industry went into a steep decline in the periods following the 2001 World Trade Center event which had a negative impact on the occupancy levels and average room rates at Loews Hotels. Future terrorist attacks could similarly lead to reductions in business travel and tourism which could harm Loews Hotels.

Certain of our subsidiaries face significant risks related to the impact of hurricanes and other natural disasters.

In addition to CNA’s exposure to catastrophe losses discussed above, the businesses operated by several of our other subsidiaries are exposed to significant harm from the effects of natural disasters, particularly hurricanes and related flooding and other damage. While much of the damage caused by natural disasters is covered by insurance, we cannot be sure that such coverage will be available or be adequate in all cases. These risks include the following:

Diamond Offshore Drilling, Inc.  Diamond Offshore operates its offshore rig fleet in waters that can be severely impacted by hurricanes and other natural disasters, including the U.S. Gulf of Mexico. In late August 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in Diamond’s fleet and its warehouse in New Iberia, Louisiana sustained lesser damage in Hurricanes Katrina or Rita, or in some cases both storms. In addition to damaging or destroying rig equipment, some or all of which may be covered by insurance, catastrophes of this kind result in additional operating expenses for Diamond, including the cost of reconnaissance aircraft, rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment and others which may not be covered by insurance.

Boardwalk Pipeline Partners, LP. A substantial portion of the Gulf South pipeline assets and a smaller portion of the Texas Gas pipeline assets are located in the Gulf Coast region of the United States and, as such, are exposed to the impact of hurricanes, such as Hurricanes Katrina and Rita which struck that region in 2005. Boardwalk Pipeline experienced a variety of damage from those storms, including damage to its physical facilities and rights of way, loss of customers, such as the City of New Orleans, damaged or destroyed by the storm and loss of natural gas supply from facilities of suppliers damaged or destroyed by the storm. In addition, Boardwalk Pipeline could be required to relocate some of its pipeline facilities, possibly at its expense, as the Gulf Coast region is reconstructed.

Loews Hotels. Hotels operated by Loews Hotels are exposed to damage, business interruption and reductions in travel and tourism in markets affected by significant natural disasters such as hurricanes. For example, Loews Hotels’ properties located in Florida and New Orleans suffered significant damage from hurricanes and related flooding during the past two years.

Certain of our subsidiaries are subject to extensive federal, state and local governmental regulations.

The businesses operated by certain of our subsidiaries are impacted by current and potential federal, state and local governmental regulations which imposes or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA Financial Corporation. The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of CNA’s policyholders rather than its investors. Each state in which CNA does business has established supervisory agencies that regulate the manner in which CNA does business. Their regulations relate to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on CNA’s ability to withdraw from unprofitable lines of insurance;

Item 1A. Risk Factors

•	the required use of certain methods of accounting and reporting;

•	the establishment of reserves for unearned premiums, losses and other purposes;

•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed insurance companies;

•	licensing of insurers and agents;

•	approval of policy forms; and

•	limitations on the ability of CNA’s insurance subsidiaries to pay dividends to us.

Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. CNA also is required by the states to provide coverage to persons who would not otherwise be considered eligible by the insurers. Each state dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. CNA’s share of these involuntary risks is mandatory and generally a function of its respective share of the voluntary market by line of insurance in each state.

Lorillard Tobacco Company. A wide variety of federal laws limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If the U.S. Food and Drug Administration (“FDA”) is granted authority to regulate tobacco products, as has been proposed for many years, Lorillard believes such regulation would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage. Lorillard believes that FDA regulations could:

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allow the FDA to require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the authority to impose broad additional restrictions.

In addition, some states have enacted or proposed regulations, including with respect to mandatory disclosure of ingredients, including flavorings, some of which are trade secrets. State and local laws or rules that prohibit or restrict smoking in public places and workplaces continue to be enacted and proposed. Lorillard cannot predict the ultimate impact of these laws or regulatory proposals, but believes they will continue to reduce sales and increase costs. Extensive and inconsistent regulation by multiple states could prove to be particularly disruptive to Lorillard’s business.

Diamond Offshore Drilling, Inc. Diamond Offshore’s operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally. Diamond may be required to make significant capital expenditures to comply with governmental laws and

Item 1A. Risk Factors

regulations. It is also possible that these laws and regulations may in the future add significantly to Diamond’s operating costs or may significantly limit drilling activity.

Boardwalk Pipeline Partners, LP. Boardwalk Pipeline’s natural gas transportation, gathering and storage operations are subject to extensive regulation by FERC and the U.S. Department of Transportation, among other federal and state authorities. In addition to FERC rules and regulations related to the rates Boardwalk can charge for its services, which are discussed above, FERC’s regulatory authority also extends to:

•	operating terms and conditions of service;

•	the types of services Boardwalk may offer to Boardwalk’s customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with affiliated companies involved in all aspects of the natural gas and electricity businesses.

FERC action in any of these areas or modifications of its current regulations can adversely impact Boardwalk’s ability to compete for business, the costs incurred in its operations, the construction of new facilities or Boardwalk’s ability to recover the full cost of operating its pipelines.

The United States Department of Transportation Office of Pipeline Safety requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and take additional measures to protect pipeline segments located in what the rule refers to as “high consequence areas” where a leak or rupture could potentially do the most harm. Compliance with these requirements may require additional reporting by Boardwalk Pipeline, the replacement of some of its pipeline segments, the addition of monitoring equipment, and more frequent inspection or testing of its pipeline facilities.

The businesses operated by our subsidiaries face intense competition.

Each of the businesses operated by our subsidiaries faces intense competition in its industry and will be harmed materially if it is unable to compete effectively. Certain of the competitive risks faced by those companies include:

CNA Financial Corporation. All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. CNA may lose business to competitors offering competitive insurance products at lower prices. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. In addition, the Graham-Leach-Bliley Act of 1999 has encouraged growth in the number, size and financial strength of CNA’s potential competitors by removing barriers that previously prohibited holding companies from simultaneously owning commercial banks, insurers and securities firms.

Lorillard Tobacco Company. The cigarette market is highly concentrated, as Lorillard’s two major competitors, Philip Morris USA and Reynolds American, Inc., had a combined market share of approximately 76.9% for the twelve months ended December 31, 2005. Reynolds American owns the third and fourth leading menthol brands, Kool and Salem, which had a combined share of the menthol segment of approximately 19.0% for the twelve months ended December 31, 2005. This concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, access to which is already exacerbated by the restrictive marketing programs of these larger competitors, and could impact price competition among menthol brands.

In addition to competing with major cigarette makers, Lorillard competes with a significant number of smaller competitors, many of which are not subject to the same payment obligations under the State Settlement Agreements

Item 1A. Risk Factors

as Lorillard and thereby enjoy competitive cost and pricing advantages. As a result of their cost and pricing advantages, the smaller manufacturers have developed meaningful market share, principally in the deep discount cigarette segment. Market share for the deep discount brands decreased 1.4 share points from 14.7% in the fourth quarter of 2004 to 13.3% in the fourth quarter of 2005, as estimated by Management Science Associates. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

Diamond Offshore Drilling, Inc. The offshore contract drilling industry is highly competitive with numerous participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore does. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and the quality and technical capability of service and equipment may also be considered. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers. Significant new rig construction could also intensify price competition. Diamond believes that there are currently more than 60 drilling units, primarily jack-up rigs, on order for delivery between 2006 and 2009 and approximately another 15 jack-up and semisubmersible rigs are currently being reactivated or scheduled for reactivation, upgrade or conversion for drilling use. In addition, improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs or reactivations. These increases in rig supply could result in depressed rig utilization and greater price competition.

Boardwalk Pipeline Partners, LP. Boardwalk Pipeline competes primarily with other interstate and intrastate pipelines in the transportation, gathering and storage of natural gas. Natural gas also competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to gas supplies, flexibility and reliability. FERC’s policies promoting competition in gas markets are having the effect of increasing the gas transportation options for Boardwalk Pipeline’s traditional customer base. As a result, Texas Gas has begun to experience some “turnback” of firm capacity as existing transportation service agreements expire and are not renewed. If Texas Gas is unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, it may have to bear the costs associated with the turned back capacity.

Boardwalk Pipeline also competes against intrastate pipelines which have a significant advantage because of the absence of FERC regulation. In view of the greater rate, construction and service flexibility available to intrastate pipelines, Boardwalk Pipeline may lose customers and throughput to intrastate competitors. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline could force it to lower its transportation or storage rates.

We and our subsidiaries are subject to litigation.

We and our subsidiaries are subject to litigation in the normal course of business. Litigation is costly and time consuming to defend and could result in a material expense. Please read information on litigation included in the MD&A under Item 7 and Note 20 of the Notes to Consolidated Financial Statements included under Item 8. Certain of the litigation risks faced by us and our subsidiaries are as follows:

CNA Financial Corporation. CNA faces substantial risks of litigation and arbitration beyond ordinary course claims and APMT matters, which may contain assertions in excess of amounts covered by reserves that CNA has established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages. Accordingly, unfavorable results in these proceedings could have a material adverse impact on our results of operations.

Lorillard Tobacco Company. As discussed in more detail above, Lorillard is a defendant in a large number of tobacco-related cases and other litigation, in some instances seeking damages from Lorillard ranging into the billions of dollars. We are a defendant in certain of these cases as well.

Item 1A. Risk Factors

We and our subsidiaries are each dependent on a small number of key executives and other key personnel to operate our businesses successfully.

Our success and the success of our operating subsidiaries substantially depends upon each company’s ability to attract and retain high quality executives and other qualified employees. In many instances, there may be only a limited number of available qualified executives in the business lines in which we and our subsidiaries compete and the loss of one or more key employees or the inability to attract and retain other talented personnel could impede the successful implementation of our and our subsidiaries’ business strategies. For example, Lorillard is currently experiencing difficulty in identifying and hiring qualified personnel in some areas of its business, due primarily to the health and social issues associated with the tobacco industry. In addition, shortages in the supply of the highly skilled personnel needed to operate and provide technical and support services for Diamond’s drilling units could arise to the extent demand for drilling services and the size of the worldwide industry fleet continue to increase, which could create upward pressure on wages.

Certain of our subsidiaries face significant risks related to compliance with environmental laws.

Certain of our subsidiaries have extensive obligations and/or financial exposure related to compliance with federal, state and local environmental laws or. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. These laws and regulations may expose us and our subsidiaries to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For example:

•	as discussed in more detail above, many of CNA’s policyholders have made claims for defense costs and indemnification in connection with environmental pollution matters;

•
as an operator of mobile offshore drilling units in navigable U.S. waters and some offshore areas, Diamond Offshore may be liable for, among other things, damages and costs incurred in connection with oil spills related to those operations, including for conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed;

•
the risk of substantial environmental costs and liabilities is inherent in natural gas transportation, gathering and storage, including with respect to, among other things, the handling and discharge of solid and hazardous waste from Boardwalk’s facilities, compliance with clean air standards and the abandonment and reclamation of Boardwalk’s facilities, sites and other properties; and

•
Bulova no longer manufactures time pieces; however, it has substantial ongoing clean-up obligations and will continue to incur substantial costs, which could exceed Bulova’s current estimates, related to contaminated properties that were previously operated by Bulova as manufacturing sites.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Information relating to our properties and our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Insurance Related - Information with respect to insurance related legal proceedings is incorporated by reference to Note 20, Legal Proceedings - Insurance Related of the Notes to Consolidated Financial Statements included in Item 8.

Tobacco Related - Approximately 4,000 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,675 of these cases. The Company is a defendant in six of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 20, Legal Proceedings - Tobacco Related of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

The pending product liability cases are composed of the following types of cases:

Conventional product liability cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,300 cases are pending, including approximately 1,025 cases against Lorillard. The 1,300 cases include approximately 975 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in nearly 885 of the 975 consolidated West Virginia cases. The Company is a defendant in two of the conventional product liability cases.

Class action cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eleven of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of light cigarettes. The Company is a defendant in two of the class action cases. Lorillard is not a defendant in approximately 35 additional lights class action cases that are pending against other cigarette manufacturers. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

Reimbursement cases are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens. Lorillard is a defendant in six of the seven Reimbursement cases pending against cigarette manufacturers in the United States. The Company is a defendant in two of the pending Reimbursement cases. Lorillard is a defendant in an additional case pending in Israel. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. During February of 2005, an appellate court ruled that the government may not seek disgorgement of profits. The U.S. Supreme Court denied the government’s application seeking review of this verdict, although plaintiff could again seek appellate review of this issue following a verdict. A bench trial of this matter began during September of 2004. All evidence has been submitted and the parties made their final post-trial submissions during the fourth quarter of 2005. The court could issue its verdict at any time.

Contribution cases are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. One such case is pending against Lorillard and other cigarette manufacturers. Reference is made to Exhibit 99.01 to this Report for the identity of the pending Contribution case in which Lorillard is a party.

Item 3. Legal Proceedings
Tobacco Related - (Continued)

Flight Attendant cases are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 385 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 165 of the 385 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in six of the actions.

Other tobacco-related litigation includes Tobacco Related Anti-Trust Cases. Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

David B. Edelson	Senior Vice President	46	2005
Gary W. Garson	Senior Vice President, General Counsel and	59	1988
	Secretary
Herbert C. Hofmann	Senior Vice President	63	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	61	1997
Arthur L. Rebell	Senior Vice President	65	1998
Andrew H. Tisch	Office of the President, Co-Chairman of the Board	56	1985
	and Chairman of the Executive Committee
James S. Tisch	Office of the President, President and	53	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	52	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of the other officers or directors of Registrant is related to any other.

All of our executive officers except David B. Edelson have been engaged actively and continuously in our business for more than the past five years. Prior to joining us, Mr. Edelson was employed at JPMorgan Chase & Co. during the past five years, serving in various positions but most recently as Executive Vice President and Corporate Treasurer.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Our common stock is listed on the New York Stock Exchange under the symbol “LTR.” The following table sets forth the reported high and low sales prices in each calendar quarter of 2005 and 2004:

	2005		2004
	High	Low	High	Low

First Quarter	$74.60	$67.05	$63.20	$49.07
Second Quarter	80.28	68.94	61.35	55.45
Third Quarter	93.97	76.70	60.16	53.35
Fourth Quarter	98.70	87.50	71.01	55.54

Carolina Group stock

Carolina Group stock is listed on the New York Stock Exchange under the symbol “CG.” The following table sets forth the reported high and low sales prices in each calendar quarter of 2005 and 2004:

	2005		2004
	High	Low	High	Low

First Quarter	$34.50	$28.47	$29.85	$24.46
Second Quarter	33.49	29.25	27.90	22.49
Third Quarter	40.29	33.10	25.04	22.92
Fourth Quarter	46.06	38.72	30.00	24.05

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.15 per share of Loews common stock were paid in each calendar quarter of 2005 and 2004.

We have paid quarterly cash dividends on Carolina Group stock in each year since inception. Regular dividends of $0.455 per share of Carolina Group stock were paid in each calendar quarter of 2005 and 2004.

 Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2005 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	1,285,658	$58.020	2,283,253
Carolina Group stock:
Equity compensation plans approved by
security holders (b)	536,572	$28.526	736,750
Equity compensation plans not approved
by security holders (c)	N/A	N/A	N/A

(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	Consists of the Carolina Group 2002 Stock Option Plan.
(c)	We do not have equity compensation plans that have not been authorized by our stockholders.

Approximate Number of Equity Security Holders

We have approximately 1,660 holders of record of Loews common stock and approximately 85 holders of record of Carolina Group stock.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal control over financial reporting can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting was ineffective because of material weaknesses at our 91% owned subsidiary, CNA Financial Corporation (“CNA”).

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described below which resulted in a restatement of our financial statements for prior years, our management has concluded that we had two material weaknesses in our internal control over financial reporting as of December 31, 2005.

First, CNA did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise its net assets of businesses reported as discontinued operations (“discontinued operations”). There was also a lack of understanding of subsidiary ledger detail, and CNA failed to eliminate intercompany activity within its discontinued operations and between discontinued and continuing operations. As a result, the balances related to discontinued operations were incorrectly established in CNA’s current general ledger system in 1997 in connection with a general ledger conversion, resulting in an overstatement of the reported net assets of discontinued operations. In addition, CNA’s evaluation of periodic results of the businesses accounted for as discontinued operations was ineffective, therefore the income or loss from discontinued operations was misstated.

Second, CNA did not have an effectively designed control process to ensure correct classification of its cash flow activity which is reflected in our Consolidated Statements of Cash Flows. CNA’s classification errors in prior financial statements involved the presentation of certain cash flow components related to trading securities, equity method investees, investment contracts and cumulative translation adjustments.

As a result, our net cash flows from continuing operations for operating, investing and financing activities were increased or decreased for the years ended December 31, 2004 and 2003. These classification errors had no impact on the total change in cash from continuing operations within our Consolidated Statements of Cash Flows.

Since the time the above described control deficiencies were identified, remediation efforts have been undertaken. CNA has completed an analysis of the activity historically recorded related to its discontinued operations as well as a complete analysis of the components of its Consolidated Statements of Cash Flows. The control processes surrounding CNA’s oversight of discontinued operations as well as the preparation of its Consolidated Statements of Cash Flows have been redesigned and strengthened. The control deficiencies will be fully remediated when, in the opinion of our and CNA’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this report, has issued a report on our assessment of our internal control over financial reporting. The report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Loews Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Loews Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses as described below based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) The Company’s subsidiary CNA Financial Corporation (“CNA”) did not have an effectively designed control process to adequately monitor and evaluate the accounting for businesses reported as discontinued operations (“discontinued operations”). There was also a lack of understanding of subsidiary ledger detail, and CNA failed to eliminate intercompany activity within its discontinued operations and between discontinued and continuing operations. As a result, the balances related to discontinued operations were incorrectly established in CNA’s current general ledger system in 1997 in connection with a general ledger conversion, resulting in an overstatement of the reported net assets of discontinued operations. In addition, CNA’s evaluation of periodic results of the businesses accounted for as discontinued operations was ineffective, therefore the income or loss from discontinued operations was misstated. (2) CNA did not have an effectively designed control process to ensure correct classification of cash flow activity which is included in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. The classification errors involved the presentation of certain cash flow components related to trading securities, equity method investees, investment contracts and cumulative translation adjustments. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements regarding the remediation of the material weaknesses included in paragraph 8 of Management’s Report on Internal Control over Financial Reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 and our report dated March 8, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph relating to the restatements discussed in Note 25 to the financial statements.

DELOITTE & TOUCHE LLP
New York, NY
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Loews Corporation:

We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 as included on pages 132 through 231 in this Form 10-K. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As disclosed in Note 25 to the consolidated financial statements, the accompanying consolidated financial statements for 2004 and 2003 have been restated.

DELOITTE & TOUCHE LLP
New York, NY
March 8, 2006

Item 6. Selected Financial Data.

Year Ended December 31	2005	2004	2003	2002	2001
(In millions, except per share data)		Restated(a)	Restated(a)	Restated(a)	Restated(a)

Results of Operations:

Revenues	$16,017.8	$15,236.9	$16,459.7	$17,463.9	$18,736.2
Income (loss) before taxes and minority
interest	$1,846.5	$1,828.8	$(1,357.1)	$1,666.1	$(764.5)
Income (loss) from continuing operations	$1,192.9	$1,235.3	$(654.0)	$993.5	$(510.4)
Discontinued operations, net	18.7	(19.5)	56.8	(33.8)	9.9
Cumulative effect of changes in
accounting principles, net				(39.6)	(53.3)
Net income (loss)	$1,211.6	$1,215.8	$(597.2)	$920.1	$(553.8)

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$941.6	$1,050.8	$(769.2)	$852.8	$(510.4)
Discontinued operations, net	18.7	(19.5)	56.8	(33.8)	9.9
Cumulative effect of changes in
accounting principles, net				(39.6)	(53.3)
Loews common stock	960.3	1,031.3	(712.4)	779.4	(553.8)
Carolina Group stock	251.3	184.5	115.2	140.7
Net income (loss)	$1,211.6	$1,215.8	$(597.2)	$920.1	$(553.8)

Diluted Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$5.06	$5.66	$(4.15)	$4.54	$(2.61)
Discontinued operations, net	0.10	(0.10)	0.31	(0.18)	0.05
Cumulative effect of changes in
accounting principles, net				(0.21)	(0.27)
Net income (loss)	$5.16	$5.56	$(3.84)	$4.15	$(2.83)

Carolina Group stock	$3.62	$3.15	$2.76	$3.50

Financial Position:

Investments	$45,396.0	$44,298.5	$42,514.8	$40,136.7	$41,159.1
Total assets	70,675.6	73,720.3	77,673.9	70,211.0	74,732.9
Debt	5,206.8	6,990.3	5,820.2	5,651.9	5,920.3
Shareholders’ equity	13,092.1	11,969.9	10,855.3	10,995.5	9,170.5
Cash dividends per share:
Loews common stock	0.60	0.60	0.60	0.60	0.58
Carolina Group stock	1.82	1.82	1.81	1.34
Book value per share of Loews common
stock	70.93	65.56	59.85	60.39	47.89
Shares outstanding:
Loews common stock	185.85	185.58	185.45	185.44	191.49
Carolina Group stock	78.19	67.97	57.97	39.91

(a)
Restated to correct CNA’s accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995. Please read information about the restatement included in Note 25 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary);

•	the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 85% owned subsidiary);

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview - (Continued)

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 54% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

The Company restated its financial statements for the years 2001 through 2004, as well as its interim financial statements through September 30, 2005. The restatement was to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995. A recent review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in CNA’s accounting for the periodic results of these operations. The Company also restated the Consolidated Statements of Cash Flows for the years ended 2004 and 2003 to correct classification errors. Please read information on the restatements included in Note 25 of the Notes to Consolidated Financial Statements included under Item 8.

The following discussion should be read in conjunction with Item 1A, Risk Factors, of this Form 10-K.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2005 was $1,211.6 million, compared to $1,215.8 million in the prior year.

The following table summarizes the net income and earnings per share information:

Year Ended December 31	2005	2004
(In millions, except per share data)		(Restated)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$951.9	$1,195.7
Net investment gains (losses) (a)	(10.3)	(144.9)
Income from continuing operations	941.6	1,050.8
Discontinued operations, net	18.7	(19.5)
Net income attributable to Loews common stock	960.3	1,031.3
Net income attributable to Carolina Group stock (b)	251.3	184.5
Consolidated net income	$1,211.6	$1,215.8

Net income per share:
Loews common stock
Income from continuing operations	$5.06	$5.66
Discontinued operations, net	0.10	(0.10)
Loews common stock	$5.16	$5.56
Carolina Group stock	$3.62	$3.15

(a)	Includes a loss of $352.9 (after tax and minority interest) for the year ended December 31, 2004 related to CNA’s sale of its individual life insurance business.
(b)
Reflects Loews Corporation’s sales of 10,000,000 shares of Carolina Group stock in each of November of 2005 and December of 2004. Net income per share of Carolina Group stock was not impacted by these sales.

Net income attributable to Loews common stock for the year ended 2005 amounted to $960.3 million, or $5.16 per share, compared to $1,031.3 million, or $5.56 per share, in the prior year. The results for the year ended December 31, 2005 include a benefit of $136.5 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves, and catastrophe losses at CNA of $304.8 million (after tax and minority interest) primarily related to Hurricanes Wilma, Katrina, Rita, Dennis and Ophelia. Net

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Results - (Continued)

income also reflects the impact of CNA’s significant commutations of reinsurance finite contracts of $236.4 million (after tax and minority interest) and non-commutation related adverse net development of $245.5 million (after tax and minority interest), partially offset by improved results at Diamond Offshore. In 2004, CNA incurred catastrophe losses of $178.9 million (after tax and minority interest) also primarily related to hurricanes. Net income for 2004 also included $116.5 million (after taxes) from an affiliate’s sale of four ultra-large oil tankers.

Net income attributable to Loews common stock includes net investment losses of $10.3 million (after tax and minority interest) compared to net investment losses of $144.9 million (after tax and minority interest) in the prior year due primarily to a loss of $352.9 million (after tax and minority interest) in 2004 from CNA’s sale of its individual life insurance business.

Net income attributable to Carolina Group stock for the year ended 2005 was $251.3 million, or $3.62 per Carolina Group share, compared to $184.5 million, or $3.15 per Carolina Group share, in the prior year and is primarily due to improved overall results and our sales of 10 million shares of Carolina Group stock in each of November of 2005 and December of 2004. Net income per share of Carolina Group stock was not impacted by these sales.

Consolidated revenues for the year ended 2005 amounted to $16.0 billion compared to $15.2 billion in the prior year. The increase in revenues is primarily due to the acquisition of Gulf South in December of 2004, improved results at Diamond Offshore and the impact of a loss recorded in 2004 related to CNA’s sale of its individual life business.

Classes of Common Stock

Our issuance of Carolina Group stock has resulted in a two class common stock structure for us. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of our assets and liabilities referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are:

•	our 100% stock ownership interest in Lorillard, Inc.;

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.6 billion outstanding at December 31, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2005, the outstanding Carolina Group stock represents a 45.03% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 45.03% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

The existence of separate classes of common stock could give rise to occasions where the interests of the holders of Loews common stock and Carolina Group stock diverge or conflict or appear to diverge or conflict. Subject to its fiduciary duties, our board of directors could, in its sole discretion, occasionally make determinations or implement policies that disproportionately affect the groups or the different classes of stock. For example, our board of directors may decide to reallocate assets, liabilities, revenues, expenses and cash flows between groups, without the consent of shareholders. The board of directors would not be required to select the option that would result in the highest value for holders of Carolina Group stock.

As a result of the flexibility provided to our board of directors, it might be difficult for investors to assess the future prospects of the Carolina Group based on the Carolina Group’s past performance.

The creation of the Carolina Group and the issuance of Carolina Group stock does not change our ownership of Lorillard, Inc. or Lorillard, Inc.’s status as a separate legal entity. The Carolina Group and the Loews Group are notional groups that are intended to reflect the performance of the defined sets of assets and liabilities of each such

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Classes of Common Stock - (Continued)

group as described above. The Carolina Group and the Loews Group are not separate legal entities and the attribution of our assets and liabilities to the Loews Group or the Carolina Group does not affect title to the assets or responsibility for the liabilities.

Holders of our common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in us.

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard and Boardwalk Pipeline. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders (see Liquidity and Capital Resources - CNA Financial, below).

At December 31, 2005, the book value per share of Loews common stock was $70.93, compared to $65.56 at December 31, 2004.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe are reasonable under the known facts and circumstances.

We consider the accounting policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations or equity.

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance and long term care products and are estimated using actuarial estimates about mortality and morbidity, as well as assumptions about expected investment returns. Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA’s own and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2005 and 2004. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves - Estimates and Uncertainties section below.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

Sheets. The ceding of insurance does not discharge CNA of its primary liability under insurance contracts written by CNA. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. Considerable judgment by management may be necessary to determine if risk transfer requirements are met. CNA believes it has appropriately applied reinsurance accounting principles in its evaluation of risk transfer. However, CNA’s evaluation of risk transfer and the resulting accounting could be challenged in connection with regulatory reviews or possible changes in accounting and/or financial reporting rules related to reinsurance, which could materially adversely affect our results of operations and/or equity. Further information on CNA’s reinsurance program is included in the Reinsurance section below and Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

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

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent we are a defendant in any of the lawsuits, we believe that we are not a proper defendant in these matters and have moved or plan to move for dismissal of all such claims against us. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Except for the impact of the State Settlement Agreements as described in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation and, therefore, no provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

CNA is also involved in various legal proceedings that have arisen during the ordinary course of business. CNA evaluates the facts and circumstances of each situation, and when CNA determines it necessary, a liability is estimated and recorded. Please read Item 3 - Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8.

Valuation of Investments and Impairment of Securities

Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity.

CNA’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

Securities in the parent company’s investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect our investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Operations.

Long Term Care Products

Reserves and deferred acquisition costs for CNA’s long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. Actual experience may differ from these assumptions. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors including potential future premium increases and future health care cost trends. Our results of operations and/or equity may be materially adversely affected if actual experience varies significantly from CNA’s assumptions.

Pension and Postretirement Benefit Obligations

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, we utilized current market information and liability information provided by our plan actuaries, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Moody’s Aa Corporate Bond Index is consistently used as the basis for the change in discount rate from the last measurement date with this measure confirmed by the yield on other broad bond indices. In addition, in 2005, we supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve was developed by the plans’ actuaries and is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s.

Further information on our pension and postretirement benefit obligations is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 91% owned subsidiary.

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA’s former assumed reinsurance business (formerly included in the Property and Casualty segment). This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Throughout this MD&A the results of operations include discussion and results for all of CNA’s businesses, including those sold or exited as described above.

Net Prior Year Development

The results of operations for the years ended December 31, 2005, 2004 and 2003 were impacted by net prior year development. Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals for prior accident years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

CNA records favorable or unfavorable premium and claim and allocated claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a corporate aggregate reinsurance treaty. See Note 18 of the Notes to Consolidated Financial Statements for further discussion of the corporate aggregate reinsurance treaties.

The following tables summarize net prior year development by segment for the years ended December 31, 2005, 2004 and 2003. For the Life and Group Non-Core segment $5.0 million and $7.0 million of favorable development was recorded in 2005 and 2004, and $62.0 million of unfavorable development was recorded in 2003.

	Standard	Specialty	Other
Year Ended December 31, 2005	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development,
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$376.0	$42.0	$171.0	$589.0
APMT			63.0	63.0
Total	376.0	42.0	234.0	652.0
Ceded losses related to corporate aggregate
reinsurance treaties	183.0	5.0	57.0	245.0
Pretax unfavorable net prior year development
before impact of premium development	559.0	47.0	291.0	897.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(101.0)	(12.0)	11.0	(102.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(6.0)	19.0	4.0	17.0
Total premium development	(107.0)	7.0	15.0	(85.0)
Total 2005 unfavorable net prior year development
(pretax)	$452.0	$54.0	$306.0	$812.0
Total 2005 unfavorable net prior year development
(after tax and minority interest)	$268.3	$31.9	$181.7	$481.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2004	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development,
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$107.0	$75.0	$20.0	$202.0
APMT			55.0	55.0
Total	107.0	75.0	75.0	257.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	115.0	58.0	84.0	257.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Total premium development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$18.0	$30.0	$93.0	$141.0
Total 2004 unfavorable net prior year development
(after tax and minority interest)	$11.0	$18.3	$54.8	$84.1

Year Ended December 31, 2003

Pretax unfavorable net prior year claim and allocated
claim adjustment expense development, excluding
the impact of corporate aggregate reinsurance
treaties:
Core (Non-APMT)	$1,423.0	$313.0	$346.0	$2,082.0
APMT			795.0	795.0
Total	1,423.0	313.0	1,141.0	2,877.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	938.0	257.0	1,039.0	2,234.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	209.0	6.0	(32.0)	183.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Total premium development	478.0	37.0	26.0	541.0
Total 2003 unfavorable net prior year development
(pretax)	$1,416.0	$294.0	$1,065.0	$2,775.0
Total 2003 unfavorable net prior year development
(after tax and minority interest)	$829.5	$172.2	$624.0	$1,625.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Reserves - Estimates and Uncertainties

CNA maintains reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (“case reserves”) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The level of reserves CNA maintains represents CNA’s best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on its assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

Among the many uncertain future events about which CNA makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail.” These factors must be individually considered in relation to CNA’s evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant judgment on CNA’s part.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on its business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

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

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for a discussion of changes in reserve estimates and the impact on our results of operations.

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

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of CNA management. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional information relating to APMT claims and reserves.

CNA’s recorded reserves, including APMT reserves, reflect CNA’s best estimate as of a particular point in time based upon known facts, current law and CNA’s judgment. The reserve analyses performed by CNA’s actuaries result in point estimates. CNA uses these point estimates as the primary factor in determining the carried reserve. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above including, but not limited to, the potential volatility of the projections associated with the specific product being analyzed and the effects of changes in claims handling, underwriting and other factors impacting claims costs that may not be quantifiable through actuarial analysis. For APMT reserves, the reserve analysis performed by CNA’s actuaries results in both a point estimate and a range. CNA uses the point estimate as the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

primary factor in determining the carried reserve but also considers the range given the volatility of APMT exposures, as noted above.

For Standard Lines, the December 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. For Specialty Lines, the December 31, 2005 carried net claim and claim adjustment expense reserve is also slightly higher than the actuarial point estimate. For both Standard Lines and Specialty Lines, the difference is primarily due to the 2005 accident year. The data from the current accident year is very immature from a claim and claim adjustment expense point of view so it is prudent to wait until experience confirms that the loss ratios should be adjusted. For Other Insurance, the December 31, 2005 carried net claim and claim adjustment expense reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA management feels it is prudent, based on the history of developments in this area, to reflect some volatility in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined (see “Net Prior Year Development” above). These reviews have resulted in CNA’s identification of information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business and insurer financial strength and debt ratings (see the Ratings section of this MD&A) and our results of operations and equity.

The following table presents estimated volatility in carried claim and claim adjustment expense reserves for the Standard Lines, Specialty Lines and Other Insurance segments. In addition to the gross carried loss reserves presented below, Claim and Claim Adjustment Expense Reserves as reflected on the Consolidated Balance Sheet include $3,277.0 million at December 31, 2005, related to the Life and Group Non-Core segment.

	Gross
	Carried	Estimated
	Loss	Volatility in
December 31, 2005	Reserves	Reserves
(In millions, except %)

Standard Lines	$15,084.0	+/-7.0%
Specialty Lines	5,205.0	+/-7.0%
Other Insurance	7,372.0	+/-25.0%

The estimated volatility noted above does not represent an actuarial range around our gross loss reserves, and it does not represent the range of all possible outcomes. The volatility represents an estimate of the inherent volatility associated with estimating loss reserves for the specific type of business written by each segment, and along with the associated reserve balances, allows for the quantification of potential earnings impacts in future reporting periods. The primary characteristics influencing the estimated level of volatility are the length of the claim settlement period, the potential for changes in medical and other claim costs, changes in the level of litigation or other dispute resolution processes, changes in the legal environment and the potential for different types of injuries emerging. Ceded reinsurance arrangements may reduce the volatility. Since ceded reinsurance arrangements vary by year, volatility in gross reserves may not result in comparable impacts to net income or shareholders’ equity.

Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge CNA’s primary liabilities. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as members of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at December 31, 2005 and 2004.

December 31,	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,605.2	$13,878.4
Ceded future policy benefits	1,192.9	1,259.6
Ceded policyholders’ funds	56.3	64.8
Billed reinsurance receivables	582.3	685.2
Reinsurance receivables	12,436.7	15,888.0
Allowance for uncollectible reinsurance	(519.3)	(546.3)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,917.4	$15,341.7

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,277.0 million and $6,231.0 million at December 31, 2005 and 2004. In addition, CNA may enter into reinsurance agreements with reinsurers that are not rated.

During 2005, CNA sustained catastrophe losses related to Hurricanes Katrina, Rita and Wilma. CNA ceded $429.0 million of these losses to its corporate catastrophe programs. This reinsurance protection cost CNA premiums of approximately $64.0 million, which included reinstatement premiums of approximately $27.0 million. The cost of CNA’s 2006 corporate catastrophe reinsurance programs will be approximately $82.0 million before the impacts of any reinstatement premiums.

The terms of CNA’s 2006 programs are different than those of its 2005 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $200.0 million and $700.0 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. CNA’s co-participation is 25.0% of the first $125.0 million layer and 10.0% in all remaining layers. CNA’s Marine treaty provides $65.0 million of protection above a $20.0 million retention on the accumulation of losses arising out of a single catastrophe occurrence.

In addition to these reinsurance treaties, CNA’s exposure to aggregation of certain catastrophe events is further mitigated by an Aggregate Property Catastrophe treaty. The Aggregate Property Catastrophe treaty covers 95% of $150.0 million of losses above a retention of $125.0 million from named earthquake or wind storm catastrophes in the United States, its territories and possessions, and Canada, which exceed $35.0 million. For any single event, the maximum that can be applied to CNA’s retention or recovered under the treaty is $75.0 million.

CNA’s overall ceded reinsurance program includes certain finite property and casualty contracts that are entered into and accounted for on a funds withheld basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of its retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The significant commuted contracts resulted in an unfavorable impact of $236.4 million after tax and minority interest in 2005, a favorable impact of $16.4 million after tax and minority interest in 2004 and an unfavorable impact of $64.0 million after tax and minority interest in 2003. During 2005, CNA commuted several of these contracts and as a result, there will be no further interest crediting on these contracts in future periods. The interest

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

crediting charges related to these significant commuted contracts was $42.9 million, $78.5 million and $137.1 million after tax and minority interest in 2005, 2004 and 2003, and was reflected as a component of net investment income in our Consolidated Statements of Operations.

In certain circumstances, including significant deterioration of a reinsurer’s financial strength ratings, CNA may engage in commutation discussions with individual reinsurers. The outcome of such discussions may result in a lump sum settlement that is less than the recorded receivable, net of any applicable allowance for doubtful accounts. Losses arising from commutations could have an adverse material impact on our results of operations or equity.

Further information on CNA’s reinsurance program is included in Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Terrorism Insurance

CNA and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from this event, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program within the Department of the Treasury under which insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. Although TRIA expired on December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended this program through December 31, 2007. Each participating insurance company must pay a deductible, ranging from 17.5% of direct earned premiums from covered commercial insurance lines in 2006 to 20.0% in 2007, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90.0% of the excess losses in 2006 and 85.0% of the excess covered losses in 2007, while companies will retain the remaining 10.0% in 2006 and the remaining 15.0% in 2007. Federal reimbursement is available for a certified act of terrorism after March 31, 2006 only if the aggregate industry insured losses resulting from such act exceed $50.0 million in 2006 or $100.0 million in 2007. Losses covered by the program will be capped annually at $100.0 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges which cannot exceed 3.0% of annual premium.

The program does not cover life or health insurance products or certain lines of property and casualty insurance such as commercial automobile, surety and professional liability (other than directors and officers liability insurance). The program also does not generally affect state law limitations applying to premiums and policies for terrorism coverage.

While TRIEA provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2007, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, our results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, as well as policy terms and conditions (where applicable). Under the laws of certain states, CNA is generally prohibited from excluding terrorism exposure from its primary workers compensation policies. Further, in those states that mandate property insurance coverage of damage from fire following a loss, CNA is prohibited from excluding terrorism exposure.

Terrorism-related reinsurance losses are also not covered by TRIEA. As a result, CNA’s assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Over the past several years, CNA has been underwriting its business to manage its terrorism exposure through strict underwriting standards, risk avoidance measures and conditional terrorism exclusions where permitted by law. There is substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding its efforts described above, CNA continues to issue forms of coverage, in particular, workers compensation, that are exposed to risk of loss from a terrorism event.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Restructuring

In 2001, CNA finalized and approved a plan to restructure the property and casualty segments and Life and Group Non-Core segment, discontinue the variable life and annuity business and consolidate certain real estate locations. The remaining accrual related to this plan was $13.0 million at December 31, 2005. Approximately $2.0 million of the remaining accrual, primarily related to lease termination costs, is expected to be paid in 2006.

Further information on the restructuring plan is included in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Segment Results

The following discusses the results of operations for CNA’s operating segments. In evaluating the results of the Standard Lines and Specialty Lines, CNA management utilizes the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31	2005	2004	2003
(In millions, except %)

Net written premiums	$4,382.0	$4,582.0	$4,563.0
Net earned premiums	4,410.0	4,917.0	4,532.0
Net investment income	766.9	495.8	408.2
Income (loss) before net realized investment gains	(37.7)	201.2	(853.2)
Net realized investment gains	8.5	126.2	211.1
Net income (loss)	(29.2)	327.4	(642.1)

Ratios:
Loss and loss adjustment expense	87.5%	70.8%	98.0%
Expense	32.4	34.6	42.7
Dividend	0.4	0.2	2.2
Combined	120.3%	105.6%	142.9%

2005 Compared with 2004

Net written premiums for Standard Lines decreased $200.0 million in 2005 as compared with 2004. This decrease was primarily driven by decreased premium writings in casualty lines of business, increased reinstatement premium in 2005 related to catastrophe losses and decreased rates as discussed further below. Net earned premiums decreased $507.0 million in 2005 as compared with 2004. This decrease was primarily driven by the decline in premiums written. The lower premium is consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged a rate decrease of 1.0% for 2005 and a rate increase of 4.0% for 2004 for the contracts that renewed during those periods. Retention rates of 77.0% and 70.0% were achieved for those contracts that were up for renewal.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Net results decreased $356.6 million in 2005 as compared with 2004. This decrease was attributable to declines in both net operating results and net realized investment gains. See the Investments section of the MD&A for further discussion on net realized investment gains.

Net operating results decreased $238.9 million in 2005 as compared with 2004. This decrease was due primarily to increased unfavorable net prior year development of $257.3 million after tax and minority interest including $168.8 million after tax and minority interest related to significant commutations in 2005, a $123.2 million after tax and minority interest increase in catastrophe losses, the decreased earned premium as discussed above and decreased current accident year results. These unfavorable items were partially offset by a $271.1 million increase in net investment income and a decrease in the provision for insurance bad debt. See the Investments section of the MD&A for further discussion on net investment income.

Unfavorable net prior year development of $452.0 million was recorded in 2005, including $559.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $107.0 million of favorable premium development. Unfavorable net prior year development of $18.0 million, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development, was recorded in 2004. Further information on Standard Lines Net Prior Year Development for 2005 and 2004 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2005 and 2004, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $285.0 million and $5.0 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $157.9 million after tax and minority interest and favorable impact of $3.7 million after tax and minority interest in 2005 and 2004. These contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted was $38.3 million and $100.4 million, after tax and minority interest, in 2005 and 2004. There will be no further interest crediting charges related to these commuted contracts in future periods.

The impact of catastrophes was $290.3 million and $167.0 million, after tax and minority interest, for 2005 and 2004. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments.

The combined ratio increased 14.7 points in 2005 as compared with 2004. The loss ratio increased 16.7 points in 2005 as compared with 2004. These increases were primarily due to increased net prior year development, increased catastrophe losses and decreased current accident year results. Catastrophe losses of $470.0 million and $260.0 million were recorded in 2005 and 2004.

The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for Standard Lines.

December 31	2005	2004
(In millions)

Gross Case Reserves	$7,033.0	$6,904.0
Gross IBNR Reserves	8,051.0	7,398.0

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$15,084.0	$14,302.0

Net Case Reserves	$5,165.0	$4,761.0
Net IBNR Reserves	6,081.0	4,547.0

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,246.0	$9,308.0

The expense ratio decreased 2.2 points in 2005 as compared with 2004. This decrease in 2005 was primarily due to a decrease in the provision for insurance bad debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The dividend ratio increased 0.2 points in 2005 as compared with 2004. The 2004 ratio was impacted by favorable dividend development, partially offset by decreased participation in dividend plans and lower dividend amounts related to the current accident year.

2004 Compared with 2003

Net written premiums for Standard Lines increased $19.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270.0 million to corporate aggregate and other reinsurance treaties in 2004 as compared with 2003. The 2003 cessions were principally due to the unfavorable net prior year development recorded in 2003. This favorable impact was partially offset by lower new business due to increased competition, as well as intentional underwriting actions in business classified as high hazard. Specifically impacting retention was the impact of intentional underwriting actions, including reductions in certain silica-related risks and workers compensation policies classified as high hazard.

Standard Lines averaged rate increases of 4.0% and 16.0% for 2004 and 2003 for the contracts that renewed during those periods. Retention rates of 70.0% and 72.0% were achieved for those contracts that were up for renewal.

Net earned premiums increased $385.0 million in 2004 as compared with 2003. This increase was primarily driven by decreased ceded premiums of $270.0 million related to corporate aggregate and other reinsurance treaties.

Net results increased $969.5 million in 2004 as compared with 2003. This increase was attributable to an increase in net operating income, partially offset by a decrease in net realized investment gains. See the Investments section of the MD&A for further discussion on net realized investment gains.

Net operating results increased $1,054.4 million in 2004 as compared with 2003. This improvement, after tax and minority interest, was due primarily to decreased unfavorable net prior year development of $828.8 million, a decrease in the bad debt provision recorded for insurance receivables of $52.0 million, a decrease in the bad debt provision for reinsurance receivables of $43.8 million, decreased dividend development of $41.1 million, a decrease in certain insurance related assessments of $31.9 million and increased net investment income of $52.0 million. The increased net investment income was primarily due to reduced interest charges of $57.5 million after tax and minority interest related to the corporate aggregate and other reinsurance treaties. These favorable items were partially offset by increased catastrophe impacts. The impact of catastrophes was $167.0 million and $64.0 million, after tax and minority interest, for 2004 and 2003, as discussed below. These catastrophe impacts are net of anticipated reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. See the Investments section of the MD&A for further discussion on net investment income.

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

Unfavorable net prior year development of $18.0 million was recorded in 2004, including $115.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $97.0 million of favorable premium development. Unfavorable net prior year development of $1,416.0 million, including $938.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $478.0 million of unfavorable premium development, was recorded in 2003. Further information on Standard Lines Net Prior Year Development for 2004 and 2003 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

Specialty Lines

The following table summarizes the results of operations for Specialty Lines for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31	2005	2004	2003
(In millions, except %)

Net written premiums	$2,463.0	$2,391.0	$2,038.0
Net earned premiums	2,475.0	2,277.0	1,840.0
Net investment income	281.3	245.5	201.0
Income (loss) before net realized investment gains	306.7	295.3	(30.6)
Net realized investment gains	10.7	49.6	66.7
Net income	317.4	344.9	36.1

Ratios:
Loss and loss adjustment expense	65.3%	63.3%	89.6%
Expense	26.1	26.1	27.6
Dividend	0.2	0.2	0.2
Combined	91.6%	89.6%	117.4%

2005 Compared with 2004

Net written premiums for Specialty Lines increased $72.0 million in 2005 as compared with 2004. This increase was primarily due to improved production, primarily driven by improved retention across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in the warranty product offering, fees related to the new warranty product are included within other revenues. Written premiums for the warranty line of business decreased $70.0 million in 2005 as compared to 2004. Net earned

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

premiums increased $198.0 million in 2005 as compared with 2004, which reflects the increased premium written trend over the past several quarters in Specialty Lines.

Specialty Lines averaged rate increases of 1.0% and 9.0% in 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86.0% and 83.0% were achieved for those contracts that were up for renewal.

Net income decreased $27.5 million in 2005 as compared with 2004. This decrease was due primarily to a $38.9 million decrease in net realized investment gains partially offset by increased net operating income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

Net operating income increased $11.4 million in 2005 as compared with 2004. This increase was primarily driven by an increase in net investment income and increased earned premiums. These increases to operating income were partially offset by decreased current accident year results. In addition, 2004 results were favorably impacted by the release of a previously established reinsurance bad debt allowance as the result of a significant commutation. Catastrophe impacts were $14.6 million and $10.0 million, after tax and minority interest, for the years ended December 31, 2005 and 2004.

The combined ratio increased 2.0 points in 2005 as compared with 2004. The loss ratio increased 2.0 points. The 2004 loss ratio was favorably impacted by the release of reinsurance bad debt reserve as discussed above. In addition, the 2005 loss ratio was unfavorably impacted by increased current year accident losses. This was driven by increased surety losses of $110.0 million related to a national contractor, as discussed in further detail in Note 21 of the Consolidated Financial Statements included under Item 8, partially offset by improved current accident year loss ratios in several professional liability lines of business.

Unfavorable net prior year development was $54.0 million, including $47.0 million of unfavorable claim and allocated claim adjustment expense and $7.0 million of unfavorable premium development, in 2005. Unfavorable net prior year development of $30.0 million, including $58.0 million of unfavorable claim and allocated claim adjustment expense development and $28.0 million of favorable premium development, was recorded for the same period in 2004. Further information on Specialty Lines Net Prior Year Development for 2005 and 2004 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for Specialty Lines.

December 31	2005	2004
(In millions)

Gross Case Reserves	$1,907.0	$1,659.0
Gross IBNR Reserves	3,298.0	3,201.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,205.0	$4,860.0

Net Case Reserves	$1,442.0	$1,191.0
Net IBNR Reserves	2,352.0	2,042.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,794.0	$3,233.0

The expense ratio was the same in 2005 as compared with 2004. The 2005 ratio was impacted by a change in estimate related to profit commissions in the warranty line of business, which was offset by the impact of the increased earned premium base.

2004 Compared with 2003

Net written premiums for Specialty Lines increased $353.0 million and net earned premiums increased $437.0 million in 2004 as compared with 2003. This increase was primarily due to rate increases and improved retention, principally in Professional Liability Insurance, and decreased premiums ceded to corporate aggregate and other

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

reinsurance treaties of $26.0 million in 2004 as compared with 2003. The 2003 ceded premiums were principally driven by the unfavorable net prior year reserve development in 2003.

Specialty Lines averaged rate increases of 9.0% and 29.0% in 2004 and 2003 for the contracts that renewed during those periods. Retention rates of 83.0% and 81.0% were achieved for those contracts that were up for renewal.

Net income increased $308.8 million in 2004 as compared with 2003. This increase was due primarily to increased net operating income, partially offset by a decrease in realized investment gains. See the Investments section of this MD&A for further discussion on net realized investment gains.

Net operating results improved $325.9 million in 2004 as compared with 2003. This improvement, after tax and minority interest, was due primarily to decreased unfavorable net prior year development of $156.1 million, a decrease in the bad debt provision for reinsurance receivables of $71.2 million, a decrease in certain insurance related assessments of $7.3 million, and increased net investment income. These improvements were partially offset by increased catastrophe losses in 2004. The impact of catastrophes was $10.0 million and $2.7 million, after tax and minority interest, in 2004 and 2003, as discussed below. See the Investments section of this MD&A for further discussion on net investment income.

The combined ratio decreased 27.8 points in 2004 as compared with 2003. The loss ratio decreased 26.3 points due principally to decreased unfavorable net prior year development of $264.0 million, a $120.0 million decrease in bad debt reserves for uncollectible reinsurance and an improvement in the current net accident year loss ratio. These favorable impacts to the loss ratio were partially offset by increased catastrophe losses. Catastrophe losses of $15.0 million and $4.0 million were recorded in 2004 and 2003. The increased catastrophe losses in 2004 were due to $12.0 million of losses resulting from Hurricanes Charley, Frances, Ivan and Jeanne.

Unfavorable net prior year development was $30.0 million, including $58.0 million of unfavorable claim and allocated claim adjustment expense and $28.0 million of favorable premium development, in 2004. Unfavorable net prior year development of $294.0 million, including $257.0 million of unfavorable claim and allocated claim adjustment expense development and $37.0 million of unfavorable premium development, was recorded for the same period in 2003. Further information on Specialty Lines Net Prior Year Development for 2004 and 2003 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The expense ratio decreased 1.5 points primarily due to the increased earned premium base and a decrease of $12.0 million in certain insurance related assessments recorded in 2003. In addition, the expense ratio was favorably impacted by decreased underwriting expenses due to CNA’s expense initiatives.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Year Ended December 31	2005	2004	2003
(In millions)

Net earned premiums	$704.0	$921.0	$2,376.0
Net investment income	593.4	691.8	820.6
Income (loss) before net realized investment losses	(46.7)	(26.2)	102.0
Net realized investment losses	(17.6)	(349.0)	(97.6)
Net income (loss)	(64.3)	(375.2)	4.4

2005 Compared with 2004

Net earned premiums for Life and Group Non-Core decreased $217.0 million in 2005 as compared with 2004. The premiums in 2004 include $115.0 million from the individual life business and $165.0 million from the specialty medical business. The 2005 net earned premiums are primarily from the group and individual long term care business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Net results improved by $310.9 million in 2005 as compared with 2004. The improvement in net results related primarily to a $352.9 million after tax and minority interest realized loss on the sale of the individual life business in 2004. Also contributing to the improvement in net results is the reduction in 2005 of significant 2004 items related to the IGI Program as discussed below. In addition, 2005 results included an $11.9 million gain, after tax and minority interest, related to a service agreement with a purchaser for sold businesses. These agreements have expired. These results were partially offset by a decline in net investment income of $98.4 million. This included a decrease of approximately $64.0 million from the trading portfolio which was largely net income neutral due to a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. In addition, it included the absence of favorable results from the sold insurance operations as discussed below. Also unfavorably impacting the 2005 results was a $15.3 million, after tax and minority interest, provision increase for estimated indemnification liabilities related to the sold individual life business and unfavorable results related to the long term care business. See the Investments section of this MD&A for additional information on net investment income and net realized investment results.

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

Net results decreased by $379.6 million in 2004 as compared with 2003. The decrease in net results related primarily to net realized investment losses, including the realized loss of approximately $352.9 million after tax and minority interest from the sale of the individual life business and reduced results from the group benefits and individual life businesses. Net realized investment losses in 2003 include a loss recorded on the sale of the Group Benefits business of $116.4 million after tax and minority interest. Net results for the sold life and group businesses were losses of $389.7 million and $32.5 million, including the loss on sales and the effects of shared corporate overhead expenses, in 2004 and 2003. In addition, results for life settlement contracts declined in 2004. These items were partially offset by reduced increases in individual long term care reserves of $19.2 million after tax and minority interest in 2004 as compared with 2003. Also included in the net results of 2004 and 2003 were the adverse impacts of $23.7 million and $29.8 million, after tax and minority interest, related to certain accident and health exposures (“IGI Program”) and CNA’s past participation in accident and health reinsurance programs.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Year Ended December 31	2005	2004	2003
(In millions)		(Restated)	(Restated)

Net investment income	$250.3	$246.4	$226.2
Revenues	313.8	358.2	750.9
Income (loss) before net realized investment gains (losses)	24.4	91.8	(730.0)
Net realized investment gains (losses)	(8.5)	36.1	85.5
Net income (loss)	15.9	127.9	(644.5)

2005 Compared with 2004

Revenues decreased $44.4 million in 2005 as compared with 2004. The decrease in revenues was due primarily to reduced net earned premiums in CNA Re of $134.0 million due to the exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases was $121.0 million of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

interest related to a federal income tax settlement. See Note 11 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

As previously disclosed, CNA sold its personal insurance business to The Allstate Corporation (“Allstate”) in 1999. Under the revised terms of this transaction, Allstate purchased an option exercisable during 2005 to purchase 100% of the common stock of five of CNA’s insurance subsidiaries at the fair value as of the exercise date. Royalty fees earned for the years ended December 31, 2005 and 2004 for personal insurance policies 100% reinsured with Allstate were approximately $22.0 million and $29.0 million. The royalty fee arrangement terminated on September 30, 2005. In addition, Allstate exercised its option and purchased the five subsidiaries during the fourth quarter of 2005. This transaction resulted in a realized gain of $8.0 million. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 for further information regarding this transaction.

Net results decreased $112.0 million in 2005 as compared with 2004. The decrease in net results was due primarily to a $126.9 million after tax and minority interest increase in unfavorable net prior year development related primarily to commutations and reserve strengthening, a $44.6 million decrease in net realized investment results and a decrease in the provision recorded for uncollectible reinsurance. Net realized investment results for the year ended December 31, 2005 and 2004 included a $20.1 million after tax and minority interest and $32.9 million after tax and minority interest impairment related to a national contractor. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 for additional information regarding the national contractor. Partially offsetting these decreases was a $105.0 million after tax and minority interest increase in net income related to a federal income tax settlement and release of federal income tax reserves.

Unfavorable net prior year development of $306.0 million was recorded during 2005, including $291.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15.0 million of unfavorable premium development. Unfavorable net prior year development of $93.0 million was recorded in 2004, including $84.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development. Further information on Other Insurance’s Net Prior Year Development for 2005 and 2004 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2005 and 2004, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $118.0 million and $39.0 million, which is included in the development above, and which was partially offset by the release in 2004 of a previously established allowance for uncollectible reinsurance. These commutations resulted in unfavorable impacts of $64.8 million and $4.6 million, after tax and minority interest, in 2005 and 2004. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $11.9 million and $10.0 million, after tax and minority interest, in 2005 and 2004. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.

The following table summarizes the gross and net carried reserves as of December 31, 2005 and 2004 for the Other Insurance segment.

December 31	2005	2004
(In millions)

Gross Case Reserves	$3,297.0	$3,806.0
Gross IBNR Reserves	4,075.0	4,875.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,372.0	$8,681.0

Net Case Reserves	$1,554.0	$1,588.0
Net IBNR Reserves	1,902.0	1,691.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,456.0	$3,279.0

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

Net income increased $772.4 million in 2004 as compared with 2003. The increase in net income, after tax and minority interest, was due primarily to, a $569.2 million decrease in unfavorable net prior year development, a $153.3 million decrease in the provision for uncollectible reinsurance receivables, the absence in 2004 of a $39.7 million increase in unallocated loss adjustment expense (“ULAE”) reserves recorded in 2003 and a $14.6 million decrease in certain insurance related assessments. In addition, the net results were favorably impacted by $12.8 million after tax and minority interest of non-recurring income related to a release of purchase accounting reserves related to real estate leases assumed in connection with the 1995 acquisition of Continental.

Unfavorable net prior year development of $93.0 million was recorded during 2004, including $84.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development. Unfavorable net prior year development of $1,065.0 million was recorded in 2003, including $1,039.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $26.0 million of unfavorable premium development. Further information on Other Insurance’s Net Prior Year Development for 2004 and 2003 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; liability against CNA’s policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to CNA’s policyholders; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties described related to APMT claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, insurer financial strength and debt ratings and our results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

CNA has regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of its APMT reserves. In performing the comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for its representation, and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies CNA issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

December 31	2005		2004
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,992.0	$680.0	$3,218.0	$755.0
Ceded reserves	(1,438.0)	(257.0)	(1,532.0)	(258.0)
Net reserves	$1,554.0	$423.0	$1,686.0	$497.0

Asbestos

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.

Several factors are, in CNA management’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. In addition, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, CNA management has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims also increased substantially in 2003, but the rate of increase has moderated in 2004 and 2005.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81.0% and 82.9% of CNA’s total active asbestos accounts are classified as small accounts at December 31, 2005 and December 31, 2004. Small accounts are typically representative of policyholders with limited connection to asbestos.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2005 and 2004.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
December 31, 2005	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$30.0	$167.0	10.7%
Wellington	4	2.0	15.0	1.0
Coverage in place	34	13.0	58.0	3.7
Fibreboard	1		54.0	3.5
Total with settlement agreements	52	45.0	294.0	18.9

Other policyholders with active accounts
Large asbestos accounts	199	68.0	273.0	17.6
Small asbestos accounts	1,073	23.0	135.0	8.7
Total other policyholders	1,272	91.0	408.0	26.3

Assumed reinsurance and pools		6.0	143.0	9.2
Unassigned IBNR			709.0	45.6
Total	1,324	$142.0	$1,554.0	100.0%

December 31, 2004

Policyholders with settlement agreements
Structured settlements	11	$39.0	$175.0	10.4%
Wellington	4	4.0	17.0	1.0
Coverage in place	33	14.0	76.0	4.5
Fibreboard	1		54.0	3.2
Total with settlement agreements	49	57.0	322.0	19.1

Other policyholders with active accounts
Large asbestos accounts	180	47.0	368.0	21.8
Small asbestos accounts	1,109	23.0	141.0	8.4
Total other policyholders	1,289	70.0	509.0	30.2

Assumed reinsurance and pools		8.0	148.0	8.8
Unassigned IBNR			707.0	41.9
Total	1,338	$135.0	$1,686.0	100.0%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims, and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of CNA’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on our results of operations and/or equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any of its excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on the part of CNA management and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

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

CNA is involved in significant asbestos-related claim litigation, which is described in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

A number of proposals to modify Superfund have been made by various parties. However, no modifications were enacted by Congress during 2005, and it is unclear what positions Congress or the Administration will take and what legislation, if any, will result in the future. If there is legislation, and in some circumstances even if there is no legislation, the federal role in environmental cleanup may be significantly reduced in favor of state action. Substantial changes in the federal statute or the activity of the EPA may cause states to reconsider their environmental cleanup statutes and regulations. There can be no meaningful prediction of the pattern of regulation that would result or the possible effect upon our results of operations or equity.

Many policyholders have made claims against CNA for defense costs and indemnification in connection with environmental pollution matters. The vast majority of these claims relate to accident years 1989 and prior, which coincides with CNA’s adoption of the Simplified Commercial General Liability coverage form, which includes what is referred to in the industry as absolute pollution exclusion. CNA and the insurance industry are disputing coverage for many such claims. Key coverage issues include whether cleanup costs are considered damages under the policies, trigger of coverage, allocation of liability among triggered policies, applicability of pollution exclusions and owned property exclusions, the potential for joint and several liability and the definition of an occurrence. To

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

date, courts have been inconsistent in their rulings on these issues. CNA noted adverse development in various pollution accounts in its most recent ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves by $50.0 million in 2005.

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

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA. CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The table below depicts CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2005 and 2004.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2005	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	6	$10.0	$17.0	5.1%
Coverage in place	16	10.0	23.0	6.8
Total with Settlement Agreements	22	20.0	40.0	11.9

Other Policyholders with Active Accounts
Large pollution accounts	120	18.0	63.0	18.8
Small pollution accounts	362	15.0	50.0	14.9
Total Other Policyholders	482	33.0	113.0	33.7

Assumed Reinsurance & Pools		3.0	33.0	9.8
Unassigned IBNR			150.0	44.6
Total	504	$56.0	$336.0	100.0%

December 31, 2004

Policyholders with Settlement Agreements
Structured settlements	2	$14.0	$5.0	1.5%
Coverage in place	15	5.0	16.0	4.7
Total with Settlement Agreements	17	19.0	21.0	6.2

Other Policyholders with Active Accounts
Large pollution accounts	134	18.0	75.0	21.9
Small pollution accounts	405	14.0	47.0	13.7
Total Other Policyholders	539	32.0	122.0	35.6

Assumed Reinsurance & Pools		2.0	36.0	10.5
Unassigned IBNR			163.0	47.7
Total	556	$53.0	$342.0	100.0%

In 2003, CNA observed a marked increase in silica claims frequency in Mississippi, where plaintiff attorneys appear to have filed claims to avoid the effect of tort reform. Since 2003, silica claims frequency in Mississippi has moderated notably due to implementation of tort reform measures and favorable court decisions. To date, the most significant silica exposures identified included a relatively small number of accounts with significant numbers of new claims reported in 2003 and that continued at a far lesser rate in 2004 and 2005. Establishing claim and claim adjustment expense reserves for silica claims is subject to uncertainties because of disputes concerning medical causation with respect to certain diseases, including lung cancer, geographical concentration of the lawsuits asserting the claims, and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, judicial interpretations regarding application of various tort defenses, including application of various theories of joint and several liabilities, impede CNA’s ability to estimate the ultimate liability for such claims.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the years ended December 31, 2005, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues:
Manufactured products	$3,567.8	$3,347.8	$3,255.6
Net investment income	63.6	36.6	39.9
Investment gains (losses)	(2.1)	1.4	(9.7)
Other	6.0		(0.1)
Total	3,635.3	3,385.8	3,285.7

Expenses:
Cost of sales	2,114.4	1,965.6	1,893.1
Other operating	369.1	380.6	460.0
Interest	0.5		0.1
Total	2,484.0	2,346.2	2,353.2

	1,151.3	1,039.6	932.5
Income tax expense	444.9	397.3	351.2
Net income	$706.4	$642.3	$581.3

2005 Compared with 2004

Revenues increased by $249.5 million, or 7.4% and net income increased by $64.1 million, or 10.0% in 2005 as compared to 2004.

The increase in revenues in 2005, as compared to the prior year, is primarily due to higher net sales of $220.0 million and higher investment and other income of $29.5 million. Net sales revenue increased by $123.0 million due to increased unit sales volume, assuming prices were unchanged from the prior year and $97.0 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales). Net investment income increased due primarily to higher yields on invested cash balances and includes $16.8 million from limited partnerships in 2005, as compared to $18.0 million in 2004.

Net income increased in 2005, as compared to 2004, due primarily to the higher revenues discussed above and a $26.8 million reduction in promotional expenses included in cost of sales, partially offset by higher State Settlement Agreement costs as described below, and charges of $100.4 million pretax due to a federal assessment (including $26.4 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $876.4 million and $845.9 million ($537.7 million and $522.6 million after taxes) for 2005 and 2004, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $30.5 million pretax increase in tobacco settlement costs in 2005 is due to the impact of the inflation adjustment ($26.2 million), charges for higher gross unit sales ($16.2 million) under the State Settlement Agreements and other adjustments ($21.8 million), partially offset by the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($33.7 million).

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

Overall, domestic industry unit sales volume decreased 3.4% in 2005 as compared with 2004. Industry sales for premium brands were 71.2% of the total market in 2005 as compared to 69.6% in 2004.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 1.9% in 2005 as compared to 2004. Domestic wholesale volume increased 2.0% in 2005 as compared to 2004. Total Newport unit sales volume increased 2.5% in 2005 and domestic volume increased 2.6% in 2005 as compared with 2004. These results while reflecting positive change continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under the State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated market share in 1998 of less than 1.5% to an estimated 13.1% for 2005. Although the 2005 market share reflects a decrease of 1.15 share points versus 2004, these brands continue to be a significant competitive factor in the domestic U.S. market.

Menthol cigarettes as a percent of the total industry remained relatively flat. Newport, the industry’s largest menthol brand, had a 32.5% share of the menthol segment in 2005, compared to 31.3% in 2004.

Newport, a premium brand, accounted for approximately 91.6% of Lorillard’s unit sales volume in 2005 as compared to 91.0% in 2004.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $82.6 million, $83.5 million and $93.7 million for 2005, 2004 and 2003, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

See Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

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

The increase in revenues in 2004, as compared to 2003, is primarily due to higher net sales of $92.2 million, partially offset by reduced investment income of $3.3 million. Net sales revenue increased $17.5 million due to higher effective unit prices reflecting lower sales promotion expenses, an increase of $44.5 million as a result of a reduction of approximately one percentage point, effective February 9, 2004, in Lorillard’s cash discount rate offered to direct buying accounts and an increase of $51.7 million due to increased unit sales volume, assuming prices were unchanged from the prior year. These improvements were partially offset by a decrease in revenues of $21.5 million due to lower average wholesale unit prices due to price/sales mix. Unit sales volume increased 0.4% as compared to the prior year.

Net income increased in 2004, as compared to 2003, due primarily to lower sales promotion expenses, a decrease in product liability defense costs as described above and the absence of charges recorded in 2003 related to the tobacco growers settlement and the resolution of indemnification claims and trademark matters.

The increase in net income in 2004, as compared to 2003, was partially offset by higher depreciation expense of $8.7 million pretax and State Settlement Agreement costs as described above. Lorillard recorded pretax charges of $845.9 million and $785.2 million ($522.6 million and $489.5 million after taxes) for 2004 and 2003, respectively, to record its obligations under the State Settlement Agreements. The $60.7 million pretax increase in tobacco settlement costs in 2004, as compared to 2003, was due to the impact of the inflation adjustment ($25.1 million), higher charges for higher unit sales ($2.8 million) and other adjustments ($32.8 million) under the State Settlement Agreements.

Overall, domestic industry unit sales volume decreased 1.7% in 2004 as compared with 2003. Industry sales for premium brands were 69.6% of the total market in 2004 as compared to 68.8% in 2003.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 0.4% in 2004 as compared to 2003. Domestic wholesale volume increased 0.2% in 2004 as compared to 2003. Total Newport unit sales volume increased 1.3% in 2004 and domestic volume increased 1.2% in 2004 as compared with 2003.

Deep discount brands are produced by manufacturers who are subject to lower payment obligations under the State Settlement Agreements. Deep discount brands increased their market share in 2004 by 0.01 share points to 14.25%.

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

Lorillard’s outside legal fees and other external product liability costs were $83.5 million and $93.7 million for 2004 and 2003, respectively.

Other operating expenses in 2003 included an aggregate charge of $55.5 million to settle litigation with tobacco growers and resolve indemnification and trademark matters in connection with the 1977 sale of Lorillard’s international business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

Selected Market Share Data

Year Ended December 31	2005	2004	2003
(Units in billions)

Total Lorillard domestic unit volume (1)	35.193	34.503	34.431
Total industry domestic unit volume (1)	381.047	394.487	401.224

Lorillard’s share of the domestic market (1)	9.2%	8.8%	8.6%
Lorillard’s premium segment as a percentage of its total domestic
volume (1)	95.2%	95.4%	95.5%
Lorillard’s share of the premium segment (1)	12.3%	12.0%	12.0%
Newport share of the domestic market (1)	8.4%	7.9%	7.7%
Newport share of the premium segment (1)	11.9%	11.4%	11.2%
Total menthol segment market share for the industry (2)	27.1%	26.9%	26.7%
Total discount segment market share for the industry (1)	28.8%	30.4%	31.2%
Newport’s share of the menthol segment (2)	32.5%	31.3%	30.5%
Newport as a percentage of Lorillard’s (3):
Total volume	91.6%	91.0%	90.2%
Net sales	92.8%	92.2%	90.0%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI.

Lorillard management continues to believe that volume and market share information for deep discount manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke,including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Please read Item 3 - Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to litigation and the State Settlement Agreements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 76.9% in 2005. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 19.0%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments among the three major U.S. cigarette manufacturers have decreased at a compound annual rate of approximately 2.4% over the period 1984 through 2005 according to information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 1.4 share points from 14.7% in the fourth quarter of 2004 to 13.3% in the fourth quarter of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette segment. As a result of on-going high levels of competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. While the environment remains highly price competitive, during 2005, Lorillard reduced promotional and sales incentives which had the effect of increasing unit prices.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In 2005, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.00 per pack. In 2005, excise tax increases ranging from $0.10 to $1.00 per pack were implemented in twelve states. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. Bills have been introduced in the U.S. Congress to grant the Food and Drug Administration (“FDA”) authority to regulate tobacco products. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage.

•
Sales of counterfeit cigarettes in the United States continue to adversely impact sales by the manufacturer of the counterfeited brands, including Lorillard, and potentially damage the value and reputation of those brands.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline Partners, LP is an 85% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2005, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues:
Operating	$569.8	$264.4	$143.0
Net investment income	1.5	0.7	0.2
Total	571.3	265.1	143.2

Expenses:
Operating	353.1	153.9	86.2
Interest	60.1	30.1	19.4
Total	413.2	184.0	105.6

	158.1	81.1	37.6
Income tax expense	60.8	32.3	15.1
Minority interest	5.2
Net income	$92.1	$48.8	$22.5

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation and storage services are provided under firm service and interruptible service agreements. Transportation rates are subject to maximum tariff rates established by the Federal Energy Regulatory Commission (“FERC”), although most services are provided at a discount to the maximum tariff rate due to the competitive marketplace.

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

Revenues and net income in 2003 reflect operations from Texas Gas from May 17, 2003, the date of acquisition. See Note 14 of the Notes to Consolidated Financial Statements.

Revenues and net income for 2004 reflect a full year of operations for Texas Gas and operations of Gulf South from December 29, 2004, the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

Years Ended December 31, 2005 and 2004

   Total revenues increased by $306.2 million to $571.3 million for the year ended December 31, 2005, compared to $265.1 million for the year ended December 31, 2004.

Gas transportation revenues increased by $273.1 million to $526.6 million for the year ended December 31, 2005, substantially all of which was attributable to Gulf South, compared to $253.5 million for the year ended December 31, 2004. Revenues at Texas Gas remained essentially flat due to contract renewals and related discounting at the Lebanon terminus that were partially offset by new FERC rates, subject to refund, implemented on November 1, 2005, the completion of the Western Kentucky area storage expansion project on November 1, 2005 and the associated transportation agreements, contributed an increase of approximately $2.0 million in revenues, and the leasing of additional capacity on a third party pipeline in Carthage, Texas on December 1, 2005 which contributed an increase of approximately $1.0 million in revenues.

Gas storage revenues increased by $14.4 million to $21.7 million for the year ended December 31, 2005, of which $16.3 million was attributable to Gulf South, compared to $7.3 million for the year ended December 31, 2004. Storage revenues decreased at Texas Gas by $2.0 million due to unusually high interruptible storage revenue generated in 2004 from favorable market conditions.

Other revenues increased by $17.9 million to $21.5 million for the year ended December 31, 2005, of which $11.1 million was attributable to Gulf South, compared to $3.6 million for the year ended December 31, 2004. The balance of the increase was due primarily to a $12.2 million gain on the sale of storage gas related to the Western Kentucky storage expansion.

Operating expenses increased by $199.2 million to $353.1 million for the year ended December 31, 2005, of which $207.4 million was attributable to Gulf South, compared to $153.9 million for the year ended December 31, 2004.

Interest expense increased by $30.0 million to $60.1 million for the full year ended December 31, 2005, due to higher interest expense primarily related to $575.0 million of debt incurred in 2004 to fund the Gulf South acquisition, compared to $30.1 million for the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

Revenues for Texas Gas in 2004 reflect an increase in storage revenues due to new contracts and a regulatory settlement. These increases were partially offset by lower revenue due to the expiration of transportation contracts on third-party pipelines, and lower summer no-notice service.

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

Diamond Offshore
Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 54% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2005, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues:
Operating	$1,268.1	$823.4	$682.9
Net investment income	26.0	12.2	12.0
Investment gains (losses)	(1.2)	0.3	(6.9)
Total	1,292.9	835.9	688.0

Expenses:
Operating	901.3	815.2	724.2
Interest	41.8	30.2	23.9
Total	943.1	845.4	748.1

	349.8	(9.5)	(60.1)
Income tax expense (benefit)	104.3	3.0	(8.1)
Minority interest	118.6	(3.3)	(22.4)
Net income (loss)	$126.9	$(9.2)	$(29.6)

Diamond Offshore’s revenues vary based upon demand, which affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, generally no dayrate is earned and revenues will decrease. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. However, during periods of unpaid mobilization, revenues may be adversely affected. In response to changes in demand, Diamond Offshore may withdraw a rig from the market by cold stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is ultimately a function of rig supply and demand in the marketplace. As utilization rates increase, dayrates tend to increase as well, reflecting the lower supply of available rigs, and vice versa. The demand for drilling services is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development as well as a variety of political and economic factors. The availability of rigs in a particular geographical region also affects both dayrates and utilization rates. These factors are not within Diamond Offshore’s control and are difficult to predict.

Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts.

In April 2003, Diamond Offshore commissioned a study to evaluate the economic lives of its drilling rigs because several of its rigs had reached or were approaching the end of their depreciable lives, yet were still operating and were expected to operate for many more years. As a result of this study, effective April 1, 2003, Diamond Offshore recorded changes in accounting estimates by increasing the estimated service lives to 25 years for jack-ups and 30 years for semisubmersibles and its drillship and by increasing salvage values to 5% for most of its drilling rigs. Diamond Offshore made the change in estimate to better reflect the remaining economic lives and salvage values of its fleet. The effect of this change in accounting estimate resulted in an increase in net income for the year ended December 31, 2005 of $8.5 million, after tax and minority interest, and a reduction of Diamond Offshore’s net loss for the year ended December 31, 2004 of $10.7 million, after tax and minority interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

From time to time, Diamond Offshore may receive fees from its customers for capital improvements to their rigs. Diamond Offshore defers such fees received and recognizes these fees into income on a straight-line basis over the period of the related drilling contract. Diamond Offshore capitalizes the costs of such capital improvements and depreciate them over the estimated useful life of the improvement.

Diamond Offshore receives reimbursements for the purchase of supplies, equipment, personnel services and other services provided at the request of its customers in accordance with a contract or agreement. Diamond Offshore records these reimbursements at the gross amount billed to their customers.

Operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income.

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for each of Diamond Offshore’s rigs. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year.

In addition, operating income may be negatively impacted by intermediate surveys, which are performed at interim periods between 5-year surveys. Intermediate surveys are generally less extensive in duration and scope than a 5-year survey and require downtime for the drilling rig, but normally do not require dry-docking or shipyard time. During 2006, Diamond Offshore expects to spend an aggregate of $7.4 million for 5-year and intermediate surveys excluding mobilization costs and any resulting repair and maintenance costs.

2005 Compared with 2004

Revenues increased by $457.0 million, or 54.7% and net income increased by $136.1 million in the year ended December 31, 2005, as compared to 2004. Revenues increased primarily due to an overall increase in rig utilization rates and dayrates for all classes of rigs.

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

Diamond Offshore recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick. During 2005, this drilling unit generated $11.8 million in revenues compared to $9.3 million in 2004 primarily due to a higher average operating dayrate earned during 2005, as compared to 2004.

Revenues from high-specification floaters and other semisubmersible rigs increased $304.8 million in 2005 due primarily to increased dayrates of $242.0 million as compared to 2004. Utilization improved in 2005, which generated an additional $58.3 million in revenue as compared to 2004.

Revenues from jack-up rigs increased by $93.4 million in the year ended December 31, 2005, as compared to 2004. The increase primarily reflects increased dayrates of $89.5 million and improved utilization of $11.3 million, partially offset by a decrease of $7.4 million in rig mobilization fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

Net investment income increased by $13.8 million, primarily due to interest earned on higher average cash and investment balances in 2005 as compared to 2004.

Interest expense increased $11.6 million in the year ended December 31, 2005, primarily due to the additional expense related to the issuance of 5.2% and 4.9% senior unsecured notes, partially offset by redemption of zero coupon debentures. The year ended December 31, 2005 included a write-off of $6.9 million of debt issuance costs associated with the partial repurchase of Diamond Offshore’s Zero Coupon Debentures in June of 2005.

Net income increased in the year ended December 31, 2005 due primarily to the higher revenues discussed above, partially offset by increased contract drilling expenses and interest expense.

2004 Compared with 2003

Revenues increased by $147.9 million, or 21.5%, and net loss decreased by $20.4 million in 2004, as compared to 2003. Revenues in 2004 increased due primarily to higher contract drilling revenues of $130.3 million and gains on sales of marketable securities of $0.3 million as compared to losses of $6.9 million in the prior year.

Revenues from high-specification floaters and other semisubmersible rigs increased by $49.8 million in 2004, as compared to 2003. The increase reflects an increase in utilization of $18.4 million and revenues generated by the Ocean Rover and Ocean Vanguard of $36.5 million, partially offset by decreased dayrates of $13.2 million.

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

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2005, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues:
Operating	$344.5	$312.9	$283.6
Net investment income	6.0	2.3	2.4
Total	350.5	315.2	286.0

Expenses:
Operating	289.6	278.3	258.4
Interest	10.9	5.7	9.0
Total	300.5	284.0	267.4

	50.0	31.2	18.6
Income tax expense	18.8	9.8	7.4
Income from continuing operations	31.2	21.4	11.2
Discontinued operations, net			55.4
Net income	$31.2	$21.4	$66.6

2005 Compared with 2004

Revenues increased by $35.3 million, or 11.2% and net income increased by $9.8 million in December 31, 2005, as compared to 2004.

Revenues increased in 2005, as compared to 2004, due primarily to an increase in revenue per available room of $16.20, or 11.9%, to $151.89 from $135.69 in the prior year. Revenue per available room increased due to higher average room rates, which increased $20.01, or 11.1% and a 0.8% increase in occupancy rates for the year ended December 31, 2005. In addition, higher equity income from joint ventures reflecting increased average room rates at the Universal Orlando properties and increased investment income as a result of the early repayment of a note received in connection with the sale of a hotel property contributed $7.1 million to the increase.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for 2005 increased due to the higher revenues discussed above, partially offset by increased interest and operating expenses.

2004 Compared with 2003

Revenues increased by $29.2 million, or 10.2%, and income from continuing operations increased by $10.2 million in 2004, as compared to 2003.

Revenues increased in 2004, as compared to 2003, due primarily to an increase in revenue per available room and higher equity income of $6.0 million from joint ventures. Revenue per available room for 2004 increased by $10.40, or 8.3%, to $135.69, reflecting an increase in occupancy rates of 3.0% and an increase in average room rates of $8.70, or 5.1%, as compared to 2003.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2005, 2004 and 2003 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues:
Manufactured products	$184.6	$167.4	$163.2
Net investment income	109.8	144.0	148.7
Investment gains (losses)	(3.4)	(13.2)	7.3
Other	11.7	208.5	9.5
Total	302.7	506.7	328.7

Expenses:
Cost of sales	87.9	79.8	79.7
Operating	129.7	127.8	113.6
Interest	126.6	134.2	126.2
Total	344.2	341.8	319.5

	(41.5)	164.9	9.2
Income tax expense (benefit)	(38.0)	57.6	2.1
Minority interest		0.3	0.4
Net income (loss)	$(3.5)	$107.0	$6.7

2005 Compared with 2004

Revenues decreased by $204.0 million and net income decreased by $110.5 million in the year ended December 31, 2005, as compared to 2004.

Revenues decreased in 2005, as compared to 2004, due primarily to a reduction in equity income of $188.2 million from shipping operations, and decreased net investment income of $34.2 million in 2005.

In 2004, Hellespont sold all of its ultra-large crude oil tankers. We received cash distributions from Hellespont and recognized income of $179.3 million ($116.5 million after taxes). Hellespont had been engaged in the business of owning and operating four ultra-large crude oil tankers that were used primarily to transport crude oil from the Persian Gulf to a limited number of ports in the Far East, Northern Europe and the United States.

Net investment income includes income from the trading portfolio of $42.8 million and $105.9 million ($27.8 million and $68.9 million after taxes) for the years ended December 31, 2005 and 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Corporate and Other - (Continued)

Net income decreased in 2005 due primarily to the reduced revenues discussed above, partially offset by lower income tax expense. Net income also included charges of $23.1 million related to the early retirement of our $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Net income for 2004 included $11.1 million related to charges from the early retirement of our $300.0 million principal amount of 7.6% senior notes due 2023.

The lower income tax expense was primarily due to a review of tax liabilities we performed subsequent to the settlement of our 1998 through 2001 tax returns with the Internal Revenue Service. As a result, we reduced our deferred tax liabilities by $24.4 million in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2005, net cash provided by operating activities was $2,169.0 million as compared to $1,968.0 million in 2004. The increase in cash provided by operations was primarily driven by a reduction in claims and expense payments, including the impact of $446.0 million related to commutations. Also impacting operating cash flows were net tax payments of $164.0 million in 2005 as compared with net tax refunds of $627.0 million in 2004. In addition, CNA received cash of $121.0 million related to interest on a federal income tax settlement in 2005.

For 2004, net cash provided by operating activities was $1,968.0 million as compared to $2,038.0 million in 2003. The decrease in cash provided by operating activities was primarily driven by a decrease in premium collections related to the dispositions of the life and group businesses and CNA Re. Partially offsetting the decrease in premium collections were decreased paid claims and a federal tax refund received in 2004.

Cash flows from investing activities include purchases and sales of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale. The change in cash collateral exchanged as part of the securities lending activity is included as a cash flow from investing activities.

Net cash used for investing activities was $1,316.0 million, $2,084.0 million, and $2,392.0 million for 2005, 2004 and 2003. Cash flows used by investing activities were related principally to purchases of fixed maturity securities.

The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. A consideration in management of the portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs and minimize interest rate risk. For portfolios where future liability cash flows are determinable and are generally long term in nature, management segregates assets and related liabilities for asset/liability management purposes. The asset/liability management strategy is used to mitigate valuation changes due to interest rate risk in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

those specific portfolios. Another consideration in the asset/liability matched portfolios is to maintain a level of income sufficient to support the underlying insurance liabilities.

For those securities in the portfolio that are not part of a segregated asset/liability management strategy, CNA typically manages the portfolio to a target duration range dictated by the underlying insurance liabilities. In managing these portfolios, securities are bought and sold based on individual security value assessments made, but with the overall goal of meeting the duration targets.

For 2005, net cash used for financing activities was $837.0 million as compared with net cash provided from financing activities of $61.0 million in 2004. For 2003, net cash provided from financing activities was $322.0 million.

CNA believes that its present cash flows from operating activities, investing activities and financing activities are sufficient to fund its working capital needs. In addition, CNA believes it has adequate liquidity to meet its catastrophe loss obligations.

CNA has a shelf registration statement under which it may issue an aggregate of $1,500.0 million of debt or equity securities. This registration statement was declared effective by the SEC on September 14, 2005.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it becomes involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (“CIC Group”) to CCC. In addition, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, CNA has agreed to participate in a working group consisting of several states of the NAIC. Pursuant to CNA’s participation in this working group, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan.

In connection with the approval process for aspects of the reorganization and legal entity streamlining plan, CNA agreed to undergo zone regulatory financial examinations of CCC and CIC as of December 31, 2003, including a review of insurance reserves by an independent actuarial firm. A zone examination is a vehicle developed by the NAIC for conducting financial examinations of multi-state licensed insurers. It allows a representative number of state insurance departments to devote resources to the examination process while providing an independent and diverse perspective on all areas being reviewed. The CCC examination specifically included a review of certain finite reinsurance contracts entered into by CNA and determined that such contracts possess sufficient risk transfer characteristics necessary to qualify for accounting treatment as reinsurance on a statutory basis. These zone regulatory examinations were concluded in 2005 and final examination reports have been issued.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the SEC, the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. CNA continues to respond to these subpoenas, interrogatories and inquiries.

Subsequent to receipt of the SEC subpoena, CNA has been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of CNA’s current and former executives relating to the restatement of CNA’s financial results for 2004, including its relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also recently requested information relating to CNA’s current restatement relating to its discontinued operations. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatement of the financial results is possible.

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

“On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the ratings agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change within 90 days. Modifiers are utilized when the agencies are uncertain as to the impact of a CNA action or initiative, which could prove to be material to the current rating level. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies of the possibility of a rating change in the longer term.

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) as of February 26, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings			Debt Ratings
	Property & Casualty (a)		Life	CNA	Continental
	CCC	CIC		Senior	Senior
	Group	Group	CAC(b)	Debt	Debt

A.M. Best	A	A	A-	bbb	Not rated
Fitch	A-	A-	A-	BBB-	BBB-
Moody’s	A3	A3	Baa1	Baa3	Baa3
S&P	A-	A-	BBB+	BBB-	BBB-

(a)	Fitch and Moody’s outlook for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. All others are negative.
(b)	A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

On November 3, 2005 and February 17, 2006, Moody’s and Fitch concluded their annual reviews and affirmed CNA’s current debt and financial strength ratings. The Moody’s rating outlook was changed to stable from negative and Fitch’s current stable outlook was unchanged.

If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, CNA’s business and our results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, we believe that a lowering of our debt ratings by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. Each of the major rating agencies which rates us currently maintains a negative outlook, but none currently has us on negative Credit Watch.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2005, CCC is in a positive earned surplus position, enabling CCC to pay approximately $48.0 million of dividend payments during 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s 2006 debt service and principal repayment requirements.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

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

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal of the adverse verdicts against it. To the extent we are a defendant in any of the lawsuits, we believe that we are not a proper defendant in these matters and have moved or plan to move for dismissal of all such claims against us. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Except for the impact of the State Settlement Agreements as described below, we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco related litigation and, therefore, no provision has been made in the Consolidated Financial Statements for any unfavorable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Lorillard - (Continued)

outcome. It is possible that our results of operations, cash flows and our financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers (“OPMs”) to make aggregate annual payments of $8.4 billion through 2007 and $9.4 billion thereafter, subject to adjustment for several factors described below. In addition, the OPMs are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500.0 million, as well as an additional aggregate amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each of the OPMs. We believe that Lorillard’s obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

Both the aggregate payment obligations of the OPMs, and the payment obligations of Lorillard, individually, under the State Settlement Agreements are subject to adjustment for several factors which include:

•	inflation;

•	aggregate volume of domestic cigarette shipments;

•	market share; and

•	industry operating income.

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

Lorillard’s cash payment under the State Settlement Agreements in 2005 was approximately $850.8 million. Lorillard estimates the amount payable in 2006 will be approximately $875.0 million to $925.0 million, primarily based on 2005 estimated industry volume. Because of the many factors discussed above, Lorillard is unable to predict the amount of payments under the State Settlement Agreements in subsequent years. Lorillard’s cash payment in 2005 for the federal assessment relating to the repeal of the federal supply management program for tobacco growers was $113.3 million.

See Item 3 - Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,750.1 million and $1,581.1 million at December 31, 2005 and 2004, respectively. At December 31, 2005, 89.3% of Lorillard’s cash and investments were invested in short-term securities, primarily money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of approximately $820.3 million for the year ended December 31, 2005, compared to $631.9 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Lorillard - (Continued)

appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At December 31, 2005 and 2004, cash and investments amounted to $65.8 million and $16.5 million, respectively. Funds from operations for the year ended December 31, 2005 amounted to $218.7 million, compared to $104.4 million in 2004. In 2005 and 2004, Boardwalk Pipeline’s capital expenditures were $83.0 million and $41.9 million, respectively.

In November of 2005, Boardwalk Pipeline entered into a five year $200.0 million revolving credit facility that may be used for letters of credit and general partnership purposes. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over LIBOR. The credit facility agreement requires Boardwalk Pipeline to maintain leverage and interest coverage ratios. As of December 31, 2005, $42.1 million was outstanding under the credit facility.

In February of 2006, Gulf South entered into long-term agreements with customers providing firm commitments for capacity on its 1.0 Bcf per day pipeline expansion projects in East Texas and Mississippi. Boardwalk Pipeline expects the total cost for the 1.0 Bcf expansion to be approximately $575.0 million, and expects the new capacity to be in-service during the second half of 2007. These projects are subject to FERC approvals.

In 2006, Boardwalk Pipeline expects to make capital expenditures of approximately $225.0 million to $250.0 million, of which $45.0 million to $50.0 million is expected to be for maintenance capital and $180.0 million to $200.0 million for expansion capital, including approximately $150.0 million to fund the East Texas and Mississippi pipeline expansion projects discussed above. The amount of expansion capital to be expended in 2006 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline may decide to pursue, the timing of any of those projects and numerous other factors beyond its control.

Boardwalk Pipeline expects to fund the capital expenditure requirements from operating cash flows and, where necessary, with a combination of borrowings under Boardwalk Pipeline’s revolving credit facility and proceeds from sales of debt and equity securities, though no determination has been made with regard to such financing.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $844.8 million at December 31, 2005 compared to $927.9 at December 31, 2004. Cash provided by operating activities was $388.6 million in 2005, compared to $208.3 million in 2004. The increase in cash flow from operations in 2005 is the result of higher utilization and average dayrates earned by Diamond Offshore’s drilling units as a result of an increase in overall demand for offshore contract drilling services.

In the second quarter of 2005, Diamond Offshore entered into agreements to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, are under construction in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $300.0 million. Diamond Offshore paid shipyard deposits totaling $85.9 million in 2005 related to the new construction. During 2006, Diamond Offshore expects to spend approximately $114.0 million for the construction of the two new drilling units with delivery of both units expected during the first quarter of 2008.

In May of 2005, Diamond Offshore began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig is being designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250.0 million, of which approximately $54.5 million had been spent as of December 31, 2005. During 2006, Diamond Offshore expects to spend approximately $145.0 million for the upgrade of the Ocean Endeavor and expects delivery of the upgraded rig in mid-2007.

As of December 31, 2005, Diamond Offshore had purchase obligations aggregating approximately $411.0 million related to the major upgrade of the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Diamond Offshore - (Continued)

and Ocean Shield. Diamond Offshore had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2005, except for those that arise during the normal course of business and are related to its direct rig operations.

In January 2006, Diamond Offshore announced that they will upgrade the currently cold-stacked Ocean Monarch (formerly known as Enserch Garden Banks) for ultra-deep water service at an aggregate estimated cost of approximately $300.0 million. Diamond Offshore expects to mobilize the rig to a shipyard in Singapore for the upgrade in mid-2006 and expects to spend approximately $60.0 million on this project in 2006. Diamond Offshore purchased the Ocean Monarch and its related equipment in August of 2005 for $20.0 million.

Diamond Offshore estimates that capital expenditures in 2006 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $215.0 million. As of December 31, 2005, Diamond Offshore had spent approximately $133.4 million for capital additions, excluding upgrade costs for the Ocean Endeavor, construction of the two new jack-up rigs and the reactivation of the Ocean New Era.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Cash required to meet Diamond Offshore’s capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating Diamond Offshore’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that its operating cash flows and cash reserves will be sufficient to meet these capital commitments; however, Diamond Offshore will continue to make periodic assessments based on industry conditions. In addition, Diamond Offshore may, from time to time, issue debt or equity securities, or a combination thereof, to finance capital expenditures, the acquisition of assets and businesses or for general corporate purposes. Diamond Offshore’s ability to effect any such issuance will be dependent on the results of Diamond Offshore’s operations, its current financial condition, current market conditions and other factors, which are beyond its control.

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

Diamond Offshore’s credit rating is Baa2 for Moody’s Investors Services (“Moody’s”) and A- for S&P.

In 2005, Diamond Offshore increased its quarterly dividend to $0.125 per share from $0.0625 per share of Diamond Offshore common stock. On January 24, 2006, Diamond Offshore declared a quarterly cash dividend of $0.125 per share of Diamond Offshore common stock and an annual special cash dividend of $1.50 per share of Diamond Offshore common stock, both of which are payable March 1, 2006 to stockholders of record on February 3, 2006.

Loews Hotels

Cash and short-term investments decreased from $58.6 million at December 31, 2004 to $19.1 million at December 31, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In the first quarter of 2005, Loews Hotels refinanced $107.8 million of mortgages with new loans of $206.3 million. Loews Hotels also received cash distributions of $81.9 million for the year ended December 31, 2005, from its joint venture investments, including $62.3 million of net proceeds from refinancing of debt. Loews Hotels utilized cash to repay intercompany debt of $144.5 million and paid cash dividends of $107.3 million to Loews.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Loews Hotels - (Continued)

Hurricane Katrina resulted in the temporary closing of the Loews New Orleans Hotel, a managed property. The hotel reopened with limited service in mid-October. Loews Hotels is a guarantor of up to $10.0 million of the $40.0 million principal amount first mortgage debt on the New Orleans Hotel. No advances have been made to date under this guarantee.

Corporate and Other

On January 27, 2005, we sold an additional $100.0 million principal amount of our 5.3% senior notes due 2016 and sold $300.0 million principal amount of a new issue of 6.0% senior notes due 2035. We used net proceeds from the sale, together with available cash, to redeem our outstanding $400.0 million principal amount of 7.0% senior notes due 2023 at a redemption price of 102.148% of the principal amount on February 28, 2005.

On April 21, 2005, we redeemed our outstanding $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007 at a redemption price of 100.9375% of the principal amount, plus accrued interest. We funded the redemption price from our available cash balances.

Corporate cash and investments, net of receivables and payables, at December 31, 2005 totaled $2.9 billion, as compared to $2.5 billion at December 31, 2004. The increase in net cash and investments is primarily due to the receipt of $937.0 million in dividends from our subsidiaries, net proceeds of $144.5 from the repayment of intercompany debt, net proceeds of $415.1 million from the issuance of 10,000,000 shares of Carolina Group stock in November of 2005 and net proceeds of $250.0 million from the repayment of intercompany debt, relating to the acquisition of Gulf South, as a result of Boardwalk Pipeline’s issuance of 15,000,000 common units in November of 2005. This increase was partially offset by the redemption of our 3.1% exchangeable subordinated notes due 2007 for $1,164.4 million and $239.9 million of dividends paid to shareholders.

We have an effective Registration Statement on Form S-3 registering the future sale of our debt and/or equity securities. As of February 17, 2006, $1.6 billion of securities were available for issuance under this shelf registration statement.

As of December 31, 2005, there were 185,846,889 shares of Loews common stock outstanding and 78,191,678 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise.

We continue to pursue conservative financial strategies and seek opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, we had no off-balance sheet debt or other arrangements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Contractual Cash Payment Obligations

Contractual Cash Payment Obligations

Our contractual cash payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2005	Total	1 year	1-3 years	4-5 years	5 years
(In millions)

Debt	$5,245.3	$598.2	$866.4	$87.4	$3,693.3
Operating leases	391.7	71.9	113.1	81.8	124.9
Claim and claim expense reserves (a)	32,861.0	7,522.0	9,610.0	4,969.0	10,760.0
Future policy benefits reserves (b)	10,010.0	200.0	362.0	349.0	9,099.0
Policyholder funds reserves (b)	1,489.0	960.0	285.0	95.0	149.0
Purchase obligations (c)	447.6	294.7	152.8	0.1
Total	$50,444.6	$9,646.8	$11,389.3	$5,582.3	$23,826.2

(a)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2005. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $15.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(b)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2005. Future policy benefit reserves of $968.0 million and policyholder fund reserves of $51.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(c)
Consists primarily of purchase obligations aggregating approximately $411.0 million relating to Diamond Offshore’s major upgrade of its Ocean Endeavor rig and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield.

In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard’s portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described under “Liquidity and Capital Resources - Lorillard,” above. Lorillard’s cash payment in 2005 amounted to approximately $850.8 million and Lorillard estimates its cash payments in 2006 will be approximately $875.0 million to $925.0 million, primarily based on 2005 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

The above table also does not reflect commitments Boardwalk Pipeline has made after December 31, 2005 relating to the East Texas and Mississippi pipeline expansion projects. For information on these projects, please read “Liquidity and Capital Resources - Boardwalk Pipeline” above.

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of our trading portfolio, short sales and derivative instruments are marked to market and reported as net investment income in the Consolidated Statements of Operations.

We enter into short sales and invest in certain derivative instruments that are used for asset and liability management activities, income enhancements to our portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. Monitoring procedures include senior management review of daily detailed reports of existing positions and valuation fluctuations to ensure that open positions are consistent with our portfolio strategy.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Balance Sheets. We mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. We occasionally require collateral from our derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. See “Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2005	2004	2003
(In millions)

Fixed maturity securities	$1,607.5	$1,571.2	$1,651.1
Short-term investments	146.6	56.1	63.2
Limited partnerships	254.4	212.0	220.6
Equity securities	25.0	13.8	18.8
Income from trading portfolio (a)	46.7	110.2
Interest on funds withheld and other deposits	(165.8)	(261.1)	(334.6)
Other	19.7	17.1	84.4
Total investment income	1,934.1	1,719.3	1,703.5
Investment expenses	(42.2)	(39.8)	(47.6)
Net investment income	$1,891.9	$1,679.5	$1,655.9

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(7.0) and $2.0 million for the years ended December 31, 2005 and 2004.

Net investment income increased in 2005 as compared with 2004. This increase was due to the reduced interest expense on funds withheld and other deposits and improved results across all other available-for-sale asset classes, especially short-term investments which reflect the improved period over period yields. During 2005, CNA commuted several significant reinsurance contracts which contained interest crediting provisions and as a result, there will be no further interest expense on funds withheld on the commuted contracts in future periods. The pretax interest expense on funds withheld related to these significant commuted contracts was $72.0 million, $132.0 million and $235.0 million in 2005, 2004 and 2003, and was reflected as a component of net investment income in our Consolidated Statements of Operations. See the Reinsurance section of the MD&A for additional information about interest costs on funds withheld and other deposits. The improvement in net investment income was partly offset by decreases in investment income from the trading portfolio.

Net investment income was slightly higher in 2004 as compared with 2003. This increase was due primarily to the reduced interest expense on funds withheld and other deposits. The interest costs on funds withheld and other deposits increased in 2003 as a result of additional cessions to the corporate aggregate reinsurance and other treaties due to adverse net prior year development. This improvement in 2004 was partly offset by decreases in investment income across all other available-for-sale asset classes which is largely the result of the impacts of the group benefits and individual life sale transactions that are described in Note 14 of the Notes to Consolidated Financial Statements included under Item 8. Also, the net investment income of the trading portfolio positively impacted results for 2004.

The bond segment of the investment portfolio yielded 4.9% in 2005, 4.6% in 2004 and 5.1% in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

Year Ended December 31	2005	2004	2003
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. government bonds	$(32.8)	$10.4	$(69.9)
Corporate and other taxable bonds	(86.1)	122.8	380.5
Tax-exempt bonds	12.2	42.4	96.7
Asset-backed bonds	13.7	52.8	41.7
Redeemable preferred stock	2.5	18.7	(11.6)
Total fixed maturity securities	(90.5)	247.1	437.4
Equity securities	38.2	202.2	114.5
Derivative securities	49.1	(84.1)	78.4
Short-term investments	0.5	(3.4)	3.2
Other invested assets, including dispositions	(6.5)	(597.3)	(156.3)
Allocated to participating policyholders’ and minority interests	2.7	(9.0)	(3.8)
Total realized investment gains (losses)	(6.5)	(244.5)	473.4
Income tax (expense) benefit	(1.3)	94.1	(179.2)
Minority interest	0.9	13.3	(28.5)
Net realized investment gains (losses)	$(6.9)	$(137.1)	$265.7

Net realized investment results improved $130.2 million after tax and minority interest in 2005 as compared with 2004. This improvement is primarily the result of a 2004 loss of $352.9 million after tax and minority interest for the sale of the individual life insurance business, partly offset by reduced gains for equities securities. Gains on equity securities in 2004 included a gain of $95.8 million after tax and minority interest related to CNA’s investment in Canary Wharf Group PLC (“Canary Wharf”), a London-based real estate company. Also impacting results for 2005 versus 2004 were decreased results in the overall fixed maturity asset class partly offset by improved results for the derivatives asset class. Impairment losses of $63.9 million after tax and minority interest were recorded in 2005 across various sectors, including an after tax and minority interest impairment loss of $20.1 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. Impairment losses of $54.8 million after tax and minority interest were recorded in 2004 across various sectors, including an after tax and minority interest impairment loss of $32.9 million related to loans to the national contractor. For additional information on loans to the national contractor, see Note 21 of the Notes to Consolidated Financial Statements included under Item 8.

Net realized investment results decreased $402.8 million after tax and minority interest in 2004 as compared with 2003. This decrease in net realized investment results was primarily due to the loss on the sale of the individual life insurance business of $352.9 million after tax and minority interest, losses on derivatives of $50.2 million after tax and minority interest and reduced fixed maturity gains. The derivative securities losses recorded in 2004 were primarily due to derivative securities held to mitigate the effect of changes in long term interest rates on the value of the fixed maturity portfolio. These decreases were partly offset by a $95.8 million after tax and minority interest gain related to CNA’s investment in Canary Wharf, and a reduction in impairment losses for other-than-temporary declines in market values for fixed maturity and equity securities. In 2003, impairment losses of $188.4 million after tax and minority interest were recorded across various sectors including the airline, healthcare and energy industries.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on CNA’s consideration of these factors, in the course of normal investment activity CNA may, in pursuit of the total return objective, be willing to sell securities that, in CNA’s analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

CNA may purchase other securities that, according to CNA’s analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on its views of a specific issuer or industry sector. These activities will produce realized gains or losses.

The investment portfolio is periodically analyzed for changes in duration and related price change risk. In addition, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A - Quantitative and Qualitative Disclosures about Market Risk included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, CNA may hedge the value of the investment portfolio by utilizing derivative strategies, as discussed further in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $64.0 million as of December 31, 2005. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2005, CNA provided $2.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized gains and losses on available-for-sale fixed maturity and equity securities:

Year Ended December 31	2005	2004	2003
(In millions)

Net realized gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$360.7	$703.9	$1,244.0
Gross realized losses	(451.2)	(456.8)	(806.6)
Net realized gains (losses) on fixed maturity securities	(90.5)	247.1	437.4
Equity securities:
Gross realized gains	73.2	225.3	143.1
Gross realized losses	(35.0)	(23.1)	(28.6)
Net realized gains (losses) on equity securities	38.2	202.2	114.5
Net realized gains (losses) on fixed maturity and equity securities	$(52.3)	$449.3	$551.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The following table provides details of the largest realized losses aggregated by issuer including: the fair value of the securities at sale date, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the year ended December 31, 2005. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Volatility of interest rates prompted movement to other asset classes.	$16,716.0	$92.0	0-12	+

Manufactures and sells vehicles worldwide under various brand names. The company also has financing and insurance operations.
The company is experiencing inventory capacity issues. Losses relate
to trades that took place to reduce issuer exposure.	356.0	45.0	0-12	+

Agency issued security that is secured by a pool of federally insured and conventional mortgages. Specific pools were sold and replaced
with non-agency pools to enhance yield.	1,326.0	9.0	0-12

Issuer of high grade state revenue bonds. Loss was incurred as a result
of unfavorable interest rate change.	242.0	6.0	0-12	+

Large retail food-drug chain. Company was soliciting bidders, but
failed to be acquired. Sold securities to reduce issuer exposure.	40.0	6.0	0-6

Manufacturers and sells vehicles worldwide under various brand names. The company also has financing operations. The company has been downgraded. Losses relate to trades that took place to
reduce issuer exposure.	27.0	6.0	0-12

Large media company that was downgraded to below investment
grade. Losses relate to trades that took place to reduce issuer
exposure.	74.0	5.0	0-12	+

Issuer of municipal general obligation bonds. Loss was incurred as a
result of unfavorable interest rate change.	418.0	5.0	0-6

Issuer of high grade state general obligation bonds. Loss was incurred
as a result of unfavorable interest rate change.	244.0	5.0	0-12

Large domestic passenger and freight airline that filed for bankruptcy during third quarter 2005. Losses relate to trades that took place to
reduce issuer exposure.	12.0	5.0	0-6

Total	$19,455.0	$184.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

December 31	2005		2004
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$1,469.0	3.7%	$4,346.0	11.1%
Asset-backed securities	12,859.0	32.4	7,788.0	19.9
States, municipalities and political subdivisions-
tax-exempt	9,209.0	23.2	8,857.0	22.6
Corporate securities	6,165.0	15.5	6,513.0	16.6
Other debt securities	3,044.0	7.7	3,053.0	7.8
Redeemable preferred stock	216.0	0.5	146.0	0.3
Options embedded in convertible debt securities	1.0		234.0	0.6
Total fixed maturity securities available-for-sale	32,963.0	83.0	30,937.0	78.9

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	4.0		27.0	0.1
Asset-backed securities	87.0	0.2	125.0	0.3
Corporate securities	154.0	0.4	199.0	0.5
Other debt securities	26.0	0.1	35.0	0.1
Redeemable preferred stock			4.0
Total fixed maturity securities trading	271.0	0.7	390.0	1.0

Equity securities available-for-sale:
Common stock	289.0	0.7	260.0	0.7
Non-redeemable preferred stock	343.0	0.9	150.0	0.3
Total equity securities available-for-sale	632.0	1.6	410.0	1.0

Equity securities trading	49.0	0.1	46.0	0.1
Short-term investments available-for-sale	3,870.0	9.8	5,404.0	13.8
Short-term investments trading	368.0	0.9	459.0	1.2
Limited partnerships	1,509.0	3.8	1,549.0	3.9
Other investments	33.0	0.1	36.0	0.1
Total general account investments	$39,695.0	100.0%	$39,231.0	100.0%

CNA’s general account investment portfolio consists primarily of publicly traded government bonds, asset-backed securities, short-term investments, municipal bonds and corporate bonds.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on CNA’s impairment process and impairments recorded in 2005, 2004 and 2003 is set forth in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Investments in the general account had a total net unrealized gain of $787.0 million at December 31, 2005 compared with $1,197.0 million at December 31, 2004. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities, and a net unrealized loss of $1.0 million for short-term securities. The unrealized position at December 31, 2004 was comprised of a net unrealized gain of $1,061.0 million for fixed maturities and a net

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

unrealized gain of $136.0 million for equity securities. See Note 2 of the Notes to Consolidated Financial Statements included under Item 8 for further detail of the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2005 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	4.0%	1.0%
Due after one year through five years	6.0	5.0
Due after five years through ten years	7.0	14.0
Due after ten years	22.0	23.0
Asset-backed securities	61.0	57.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of December 31, 2005 that were in a gross unrealized loss position had a fair value of $874.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2005 and 2004.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
December 31, 2005	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$632.0	$20.0	$8.0	$1.0		$29.0
7-12 months	118.0	4.0	6.0			10.0
13-24 months	122.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$874.0	$27.0	$14.0	$1.0		$42.0

December 31, 2004

Fixed maturity securities:
Non- investment grade:
0-6 months	$188.0	$6.0	$1.0			$7.0
7-12 months	69.0	3.0	1.0			4.0
13-24 months	20.0	1.0	1.0			2.0
Greater than 24 months
Total non-investment grade	$277.0	$10.0	$3.0			$13.0

As part of the ongoing impairment monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that no further impairments were appropriate at December 31, 2005. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities available-for-sale as of December 31, 2005 that were in an unrealized loss position had a fair value of $53.0 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

See Note 2 of the Notes to Consolidated Financial Statements included under Item 8 for further discussion.

Invested assets are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on our results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 92.1% and 92.8% of which were rated as investment grade (rated BBB or higher) at December 31, 2005 and 2004. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value:

December 31	2005		2004
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,628.0	4.9%	$4,640.0	14.9%
Other AAA rated	18,233.0	55.2	14,628.0	46.9
AA and A rated	6,046.0	18.3	5,597.0	17.9
BBB rated	4,499.0	13.7	4,072.0	13.1
Non investment-grade	2,612.0	7.9	2,240.0	7.2
Total	$33,018.0	100.0%	$31,177.0	100.0%

At December 31, 2005 and 2004, approximately 95.0% and 99.0% of the general account portfolio was issued by U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products, which guarantee principal and a specified rate of interest:

December 31	2005		2004
(In millions of dollars)

Other AAA rated	$120.0	25.8%	$156.0	32.1%
AA and A rated	193.0	41.4	184.0	37.9
BBB rated	142.0	30.4	117.0	24.0
Non investment-grade	11.0	2.4	29.0	6.0
Total	$466.0	100.0%	$486.0	100.0%

At December 31, 2005 and 2004, 98.0% and 100.0% of the separate account portfolio was issued by U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA management.

Non investment-grade bonds, as presented in the tables above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in the opinion of CNA management, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

expected returns are anticipated to compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of non-traded securities at December 31, 2005 was $141.0 million which represents 0.4% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $115.0 million at December 31, 2005. Of the non-traded securities, 67.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2005 are $12,946.0 million of asset-backed securities, at fair value, consisting of approximately 64.0% in collateralized mortgage obligations (“CMOs”), 21.0% in corporate asset-backed obligations, 13.0% in corporate mortgage-backed pass-through certificates and 2.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

December 31	2005	2004
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,906.0	$1,655.0
U.S. Treasury securities	251.0	2,382.0
Money market funds	294.0	174.0
Other	1,419.0	1,193.0
Total short-term investments available-for-sale	3,870.0	5,404.0

Short-term investments trading:
Commercial paper	94.0	46.0
U.S. Treasury securities	64.0	300.0
Money market funds	200.0	99.0
Other	10.0	14.0
Total short-term investments trading	368.0	459.0

Total short-term investments	$4,238.0	$5,863.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $767.4 million and $918.0 million at December 31, 2005 and 2004.

ACCOUNTING STANDARDS

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a complete replacement of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on our results of operations or equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Accounting Standards - (Continued)

In September of 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our operations and/or equity.

In November of 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” guidance on determining whether an impairment is other-than-temporary. This FSP will replace guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

In January of 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in the same manner regardless of the form of the instruments. SFAS No. 155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on our results of operations and/or equity.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

Risks and uncertainties primarily affecting us and our insurance subsidiaries

•	the impact of competitive products, policies and pricing and the competitive environment in which CNA operates, including changes in CNA’s book of business;

•
product and policy availability and demand and market responses, including the level of CNA’s ability to obtain rate increases and decline or non-renew underpriced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

•	development of claims and the impact on loss reserves, including changes in claim settlement policies;

•	the performance of reinsurance companies under reinsurance contracts with CNA;

•
the effects upon insurance markets and upon industry business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•
legal and regulatory activities with respect to certain non-traditional and finite-risk insurance products, and possible resulting changes in accounting and financial reporting in relation to such products, including our restatement of financial results in May of 2005 and CNA’s relationship with an affiliate, Accord Re Ltd., as disclosed in connection with that restatement;

•
regulatory limitations, impositions and restrictions upon CNA, including the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•
the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively, notwithstanding the extension until 2007 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

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

•	the sufficiency of CNA’s loss reserves and the possibility of future increases in reserves:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•
regulatory limitations, impositions and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries and to pay dividends to us, imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•
the possibility of further changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our tobacco subsidiaries

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•
litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and

•	the impact of each of the factors described under “Results of Operations—Lorillard” in the MD&A portion of this report.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements Disclaimer - (Continued)

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•	the economic effects of the September 11, 2001 terrorist attacks, other terrorist attacks and the war in Iraq;

•
potential changes in accounting policies by the Financial Accounting Standards Board (the “FASB”), the SEC or regulatory agencies for any of our subsidiaries’ industries which may cause us or our subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure our and our subsidiaries business or financial performance;

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts;

•	the closing of any contemplated transactions and agreements; and

•	the outcome of pending litigation.

Developments in any of these areas, which are more fully described elsewhere in this Report, could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Report and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed financial information reflects the financial position, results of operations and cash flows of Loews Corporation with our investments in CNA and Diamond Offshore accounted for on an equity basis rather than as consolidated subsidiaries. It does not purport to present our financial position, results of operations and cash flows in accordance with generally accepted accounting principles because it does not comply with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries.” We believe, however, that this disaggregated financial data enhances an understanding of the consolidated financial statements by providing users with a format that our management uses in assessing our performance. See Notes 1 and 24 of the Notes to Consolidated Financial Statements included in Item 8.

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31	2005	2004
(In millions)		(Restated)

Assets :

Current assets	$1,006.9	$932.4
Investments, primarily short-term instruments	4,883.2	4,184.5
Total current assets and investments in securities	5,890.1	5,116.9
Investment in CNA	8,245.2	8,262.5
Investment in Diamond Offshore	1,039.7	935.1
Property, plant and equipment	2,469.3	2,472.3
Other assets	602.4	665.1
Total assets	$18,246.7	$17,451.9

Liabilities and Shareholders’ Equity:

Current liabilities	$2,047.8	$1,528.2
Long-term debt, less current maturities and unamortized discount	2,202.4	3,553.7
Other liabilities	904.4	400.1
Total liabilities	5,154.6	5,482.0
Shareholders’ equity	13,092.1	11,969.9
Total liabilities and shareholders’ equity	$18,246.7	$17,451.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Operations Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2005	2004	2003
(In millions)		(Restated)	(Restated)

Revenues:

Manufactured products and other	$4,684.4	$4,304.7	$3,858.5
Net investment income	180.9	189.9	191.2
Investment losses	(5.5)	(11.8)	(2.4)
Total	4,859.8	4,482.8	4,047.3

Expenses:

Cost of manufactured products sold and other	3,349.0	2,990.0	2,895.1
Interest	198.1	176.3	154.7
Income tax expense	486.5	497.0	375.8
Total	4,033.6	3,663.3	3,425.6

Income from operations	826.2	819.5	621.7
Equity in income (loss) of:
CNA	239.8	425.0	(1,246.1)
Diamond Offshore	126.9	(9.2)	(29.6)
Income (loss) from continuing operations	1,192.9	1,235.3	(654.0)
Discontinued operations, net	18.7	(19.5)	56.8
Net income (loss)	$1,211.6	$1,215.8	$(597.2)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2005	2004	2003
(In millions)		(Restated)	(Restated)

Operating Activities:

Net income (loss)	$1,211.6	$1,215.8	$(597.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (earnings) loss of CNA and Diamond Offshore	(359.1)	(378.8)	1,305.0
Gain on disposal of discontinued operations			(56.7)
Investment losses	5.5	11.8	2.4
Other	184.7	81.5	144.7
Changes in assets and liabilities-net	(153.7)	68.1	884.9
Net cash flow operating activities - continuing operations	889.0	998.4	1,683.1
Net cash flow operating activities - discontinued operations			(100.3)
Net cash flow operating activities - total	889.0	998.4	1,582.8

Investing Activities:

Net increase in investments	(261.5)	(361.5)	(551.5)
Purchases of CNA preferred stock			(750.0)
Acquisition of Gas Pipelines-net of cash		(1,111.4)	(803.3)
Other	(116.0)	(101.4)	(103.4)
Net cash flow investing activities - continuing operations	(377.5)	(1,574.3)	(2,208.2)
Net cash flow investing activities - discontinued operations	8.4		100.3
Net cash flow investing activities - total	(369.1)	(1,574.3)	(2,107.9)

Financing Activities:

Dividends paid to shareholders	(239.9)	(216.8)	(191.8)
Increase (decrease) in long-term debt-net	(1,025.6)	555.8	300.5
Issuance of common stock	432.5	287.8	399.7
Proceeds from subsidiary stock offering	271.4
Total	(561.6)	626.8	508.4

Net change in cash	(41.7)	50.9	(16.7)
Net cash transactions from:
Continuing operations to discontinued operations	8.4
Discontinued operations to continuing operations	(8.4)
Cash, beginning of year	73.5	22.6	39.3
Cash, end of year	$31.8	$73.5	$22.6

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified financial services company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Statements of Operations. Market risk exposure is presented for each class of financial instrument held by us at December 31, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk - We have exposure to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on shareholders’ equity. The analysis presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2005 and 2004 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on our earnings or shareholders’ equity. Further, the computations do not contemplate any actions we could undertake in response to changes in interest rates.

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $528.5 million and $426.8 million at December 31, 2005 and 2004, respectively. A 100 basis point decrease would result in an increase in market value of $328.4 million and $494.4 million at December 31, 2005 and 2004, respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2005 and 2004, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Canadian dollars, British pounds and the European

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2005 and 2004, with all other variables held constant.

Commodity Price Risk - We have exposure to commodity price risk as a result of our investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at December 31, 2005 and 2004.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. The amount of gas loaned out at any one time by Boardwalk Pipeline over the past 24 months at any one time to its customers has ranged from a high of approximately 38.0 Bcf at April 30, 2005 to a low of approximately 4.0 Bcf at December 31, 2005. Assuming an average market price during December of 2005 of $12.34 per MMBtu, the fair value of gas loaned out at December 31, 2005 would have been approximately $49.4 million. As of February 28, 2006, the amount of gas loaned out was approximately 18.0 Bcf and, assuming an average market price during February of 2006 of $7.30 per MMBtu, the fair value of gas loaned out would be approximately $131.4 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities (a)	$441.8	$233.1	$(110.0)	$(59.0)
Options - purchased	33.5	19.9	(1.0)	(2.0)
- written	(9.1)	(2.6)	2.0	1.0
Warrants	0.1	1.0
Short sales	(67.3)	(77.6)	17.0	19.0
Limited partnership investments	371.7	427.7	(25.0)	(30.0)
Interest rate (2):
Treasury - short	(78.6)		(7.0)
Futures - short			(10.0)	(10.0)
Interest rate swaps-short	(0.1)	(5.5)	(2.0)	(46.0)
Short sales-foreign	(19.9)		(2.0)
Fixed maturities	415.7	390.0	3.0	4.0
Short-term investments	367.7	459.2
Other derivatives	0.1	2.1	(3.0)	(6.0)
Gold (3):
Options - purchased	0.5	0.2	10.0	11.0
- written	(0.7)	(0.1)	(14.0)	(15.0)
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

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(255.0) and $(289.0) at December 31, 2005 and 2004, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2005	2004	2005	2004
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$631.8	$410.1	$(158.0)	$(103.0)
Separate accounts	43.5	55.0	(11.0)	(14.0)
Limited partnership investments	1,397.3	1,355.7	(112.0)	(75.0)
Interest rate (2):
Fixed maturities (a)(b)	32,965.5	33,112.1	(1,897.0)	(1,855.0)
Short-term investments (a)	8,738.9	7,847.6	(4.0)	(7.0)
Other invested assets	27.8	47.8
Other derivative securities	3.6	(7.9)	66.0	9.0
Separate accounts (a):
Fixed maturities	466.1	486.3	(23.0)	(24.0)
Short-term investments	36.2	19.8
Debt	(5,530.0)	(7,101.0)
________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(245.0), and $(254.0) at December 31, 2005 and 2004, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(54.0) and $(63.0) at December 31, 2005 and 2004, respectively.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2005	2004
(Dollar amounts in millions, except per share data)		Restated
		See Note 25

Investments (Notes 1, 2, 3 and 4):

Fixed maturities, amortized cost of $32,759.0 and $32,435.1	$33,381.2	$33,502.1

Equity securities, cost of $903.5 and $501.5	1,107.2	664.1

Limited partnership investments	1,769.0	1,783.4

Other investments	32.0	42.1

Short-term investments	9,106.6	8,306.8

Total investments	45,396.0	44,298.5

Cash	153.1	219.9

Receivables (Notes 1 and 7)	15,313.7	18,833.5

Property, plant and equipment (Notes 1 and 8)	4,951.6	4,840.7

Deferred income taxes (Note 11)	905.3	645.3

Goodwill and other intangible assets (Note 1)	297.4	299.1

Other assets (Notes 1, 14, 17, 18 and 25)	1,909.6	2,747.4

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,197.4	1,268.1

Separate account business (Notes 1, 3 and 4)	551.5	567.8

Total assets	$70,675.6	$73,720.3

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders’ Equity:

December 31	2005	2004
(Dollar amounts in millions, except per share data)		Restated
		See Note 25

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$30,938.0	$31,523.0
Future policy benefits	6,297.2	5,882.5
Unearned premiums	3,705.7	4,522.1
Policyholders’ funds	1,495.3	1,724.6
Total insurance reserves	42,436.2	43,652.2
Payable for securities purchased (Note 4)	401.7	595.5
Collateral on loaned securities and derivatives (Notes 1 and 2)	767.4	918.0
Short-term debt (Notes 3 and 12)	598.2	1,010.1
Long-term debt (Notes 3 and 12)	4,608.6	5,980.2
Reinsurance balances payable (Notes 1 and 14)	1,636.2	2,980.8
Other liabilities (Notes 1, 3, 15 and 17)	4,524.8	4,383.8
Separate account business (Notes 1, 3 and 4)	551.5	567.8
Total liabilities	55,524.6	60,088.4

Minority interest	2,058.9	1,662.0

Commitments and contingent liabilities
(Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 16, 17, 18, 20 and 21)

Shareholders’ equity (Notes 1, 2, 5, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued and outstanding - 185,846,889 and 185,584,575 shares	185.8	185.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 78,531,678 and 68,307,250 shares	0.8	0.7
Additional paid-in capital	2,237.7	1,801.2
Earnings retained in the business	10,364.4	9,392.7
Accumulated other comprehensive income	311.1	597.4
	13,099.8	11,977.6
Less treasury stock, at cost (340,000 shares of Carolina Group stock)	7.7	7.7
Total shareholders’ equity	13,092.1	11,969.9
Total liabilities and shareholders’ equity	$70,675.6	$73,720.3

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2005	2004	2003
(In millions, except per share data)		Restated	Restated
		See Note 25	See Note 25
Revenues (Note 1):
Insurance premiums (Note 18)	$7,568.6	$8,205.2	$9,211.6
Net investment income (Note 2)	2,098.8	1,875.3	1,859.1
Investment gains (losses) (Note 2)	(13.2)	(256.0)	464.1
Manufactured products (including excise taxes of $676.1, $658.1
and $651.4)	3,752.4	3,515.2	3,418.8
Other	2,611.2	1,897.2	1,506.1
Total	16,017.8	15,236.9	16,459.7

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 18)	6,998.7	6,445.0	10,276.2
Amortization of deferred acquisition costs	1,542.6	1,679.8	1,964.6
Cost of manufactured products sold (Note 20)	2,202.3	2,045.4	1,972.8
Other operating expenses	3,063.5	2,913.8	3,294.8
Interest	364.2	324.1	308.4
Total	14,171.3	13,408.1	17,816.8
	1,846.5	1,828.8	(1,357.1)
Income tax expense (benefit) (Note 11)	490.4	536.2	(526.6)
Minority interest	163.2	57.3	(176.5)
Total	653.6	593.5	(703.1)
Income (loss) from continuing operations	1,192.9	1,235.3	(654.0)
Discontinued operations, net (Notes 22 and 25)	18.7	(19.5)	56.8
Net income (loss)	$1,211.6	$1,215.8	$(597.2)

Net income (loss) attributable to (Note 5):
Loews common stock:
Income (loss) from continuing operations	$941.6	$1,050.8	$(769.2)
Discontinued operations, net	18.7	(19.5)	56.8
Loews common stock	960.3	1,031.3	(712.4)
Carolina Group stock	251.3	184.5	115.2
Total	$1,211.6	$1,215.8	$(597.2)
Basic income (loss) per Loews common share (Note 5):
Income (loss) from continuing operations	$5.07	$5.66	$(4.15)
Discontinued operations, net	0.10	(0.10)	0.31
Net income (loss)	$5.17	$5.56	$(3.84)
Diluted income (loss) per Loews common share (Note 5):
Income (loss) from continuing operations	$5.06	$5.66	$(4.15)
Discontinued operations, net	0.10	(0.10)	0.31
Net income (loss)	$5.16	$5.56	$(3.84)
Basic and diluted net income per Carolina Group share (Note 5)	$3.62	$3.15	$2.76
Basic weighted average number of shares outstanding:
Loews common stock	185.70	185.50	185.45
Carolina Group stock	69.40	58.49	41.74
Diluted weighted average number of
shares outstanding:
Loews common stock	185.99	185.64	185.45
Carolina Group stock	69.49	58.50	41.74

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income	Treasury
(In millions, except per share data)

Balance, January 1, 2003 - as
previously reported		$185.4	$0.4	$1,114.2	$9,361.2	$538.3	$(7.7)
Prior period adjustment (Note 25)					(178.5)	(17.9)
Balance, January 1, 2003 - restated		185.4	0.4	1,114.2	9,182.7	520.4	(7.7)
Comprehensive loss:
Net loss - restated	$(597.2)				(597.2)
Other comprehensive gains - restated
(Note 13)	249.1					249.1
Comprehensive loss - restated	$(348.1)
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.81
per share					(80.5)
Issuance of Loews common stock				0.2
Issuance of Carolina Group stock
(Note 6)			0.2	399.3
Balance, December 31, 2003 - restated		185.4	0.6	1,513.7	8,393.7	769.5	(7.7)
Comprehensive income:
Net income - restated	$1,215.8				1,215.8
Other comprehensive losses - restated
(Note 13)	(172.1)					(172.1)
Comprehensive income - restated	$1,043.7
Dividends paid:
Loews common stock, $0.60
per share					(111.3)
Carolina Group stock, $1.82
per share					(105.5)
Issuance of Loews common stock		0.2		6.2
Issuance of Carolina Group stock
(Note 6)			0.1	281.3
Balance, December 31, 2004 - restated		185.6	0.7	1,801.2	9,392.7	597.4	(7.7)
Comprehensive income:
Net income	$1,211.6				1,211.6
Other comprehensive losses
(Note 13)	(286.3)					(286.3)
Comprehensive income	$925.3
Dividends paid:
Loews common stock, $0.60
per share					(111.4)
Carolina Group stock, $1.82
per share					(128.5)
Issuance of Loews common stock		0.2		15.3
Issuance of Carolina Group stock
(Note 6)			0.1	421.2
Balance, December 31, 2005		$185.8	$0.8	$2,237.7	$10,364.4	$311.1	$(7.7)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2005	2004	2003
(In millions)		Restated	Restated
		See Note 25	See Note 25

Operating Activities:

Net income (loss)	$1,211.6	$1,215.8	$(597.2)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Income (loss) from discontinued operations	(18.7)	19.5	(56.8)
Provision for doubtful accounts and cash discounts	52.7	228.2	780.9
Investment losses (gains)	13.2	256.0	(464.1)
Undistributed earnings	(79.2)	(42.2)	(91.7)
Provision for minority interest	163.2	57.3	(176.5)
Amortization of investments	(207.6)	(21.5)	(108.6)
Depreciation and amortization	382.1	350.8	325.1
Provision for deferred income taxes	(109.6)	55.1	154.0
Other non-cash items	(2.3)	62.4	41.8
Changes in operating assets and liabilities-net:
Reinsurance receivables	3,451.3	(971.7)	(3,524.1)
Other receivables	84.9	156.3	(757.4)
Prepaid reinsurance premiums	789.3	233.7	(15.5)
Deferred acquisition costs	70.7	193.6	(61.5)
Insurance reserves and claims	(942.3)	1,075.4	6,812.7
Reinsurance balances payable	(1,344.6)	(317.8)	661.1
Other liabilities	11.9	465.1	(116.8)
Trading securities	(125.7)	13.1	32.1
Other, net	14.0	169.2	351.4
Net cash flow operating activities - continuing operations	3,414.9	3,198.3	3,188.9
Net cash flow operating activities - discontinued operations	(47.8)	(16.8)	(128.4)
Net cash flow operating activities - total	3,367.1	3,181.5	3,060.5

Investing Activities:

Purchases of fixed maturities	(80,805.2)	(76,690.4)	(71,873.2)
Proceeds from sales of fixed maturities	68,771.8	60,229.9	58,033.9
Proceeds from maturities of fixed maturities	11,298.8	9,257.3	12,684.8
Purchases of equity securities	(482.1)	(386.8)	(394.7)
Proceeds from sales of equity securities	317.2	547.8	605.6
Purchases of property and equipment	(477.8)	(267.0)	(446.4)
Disposition of property and equipment	85.0	52.7	6.1
Change in collateral on loaned securities and derivatives	(150.6)	476.2	(110.6)
Change in short-term investments	(646.4)	3,307.4	(1,495.3)
Sales of businesses, net of cash	57.3	648.0	428.3
Change in other investments	229.2	(123.5)	139.6
Acquisition of Gas Pipelines, net of cash		(1,111.4)	(803.3)
Net cash flow investing activities - continuing operations	(1,802.8)	(4,059.8)	(3,225.2)
Net cash flow investing activities - discontinued operations	28.3	18.0	96.2
Net cash flow investing activities - total	(1,774.5)	(4,041.8)	(3,129.0)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2005	2004	2003
(In millions)		Restated	Restated
		See Note 25	See Note 25

Financing Activities:

Dividends paid	$(239.9)	$(216.8)	$(191.8)
Dividends paid to minority interests	(22.0)	(14.8)	(26.4)
Purchases of treasury shares by subsidiaries		(17.6)	(17.9)
Issuance of common stock	432.5	287.8	399.7
Proceeds from subsidiary stock offering	271.4
Principal payments on debt	(3,277.7)	(606.0)	(807.5)
Issuance of debt	1,460.1	1,747.9	706.4
Receipts of policyholder account balances on
investment contracts	6.6	180.8	250.5
Withdrawals of policyholder account balances
on investment contracts	(281.2)	(479.4)	(288.3)
Other	5.6	6.5	(3.8)
Net cash flow financing activities - continuing operations	(1,644.6)	888.4	20.9

Net change in cash	(52.0)	28.1	(47.6)
Net cash transactions from:
Continuing operations to discontinued operations	(34.3)	12.2	12.3
Discontinued operations to continuing operations	34.3	(12.2)	(12.3)
Cash, beginning of year	234.0	205.9	253.5
Cash, end of year	$182.0	$234.0	$205.9

Cash, end of year:
Continuing operations	$153.1	$219.9	$180.8
Discontinued operations	28.9	14.1	25.1
Total	$182.0	$234.0	$205.9

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 85% owned subsidiary) the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 54% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In December of 2004, the Company, through a wholly owned subsidiary, Boardwalk Pipeline acquired Gulf South Pipeline, LP (“Gulf South”), from Entergy-Koch, LP, a venture between Entergy Corporation and Koch Energy, Inc., a subsidiary of privately-owned Koch Industries, Inc. The transaction value was approximately $1.14 billion. The results of Gulf South have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the $1.14 billion purchase price, including transaction costs and closing adjustments, with $561.0 million of its available cash and $575.0 million of proceeds from an interim loan incurred by Boardwalk Pipeline (see Note 14).

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

Accounting changes -  In July of 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-01 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-01 was effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-01 did not allow retroactive application to prior years’ financial statements. CNA adopted SOP 03-01 at January 1, 2004. The initial adoption of SOP 03-01 did not have a significant impact on the results of operations or equity of the Company, but did affect the classification and presentation of certain balance sheet and income statement items.

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

In April of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards (“SFAS”) No. 128 Earnings Per Share” (“EITF 03-6”). EITF 03-6 clarifies whether a security should be considered a “participating security” for purposes of computing earnings per share (“EPS”) and how earnings should be allocated to a “participating security” when using the two-class method for computing basic EPS. The adoption of EITF 03-6 did not have a significant impact on the Company.

In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Adoption of this position has not had a material impact on the Company’s results of operations or equity.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 did not have a significant impact on the results of operations or equity of the Company.

Investments - Investments in securities, which are held principally by insurance subsidiaries of CNA, are carried as follows:

The Company classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held principally by insurance subsidiaries as either available-for-sale or trading, and as such, they are carried at fair value.  Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income in Shareholders’ equity. Investments are written down to fair value and losses are recognized in statement of operations when a decline in value is determined to be other-than-temporary. See Note 2 for information related to the Company’s impairment charges.

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

The Company’s limited partnership investments are recorded at fair value typically reflecting a reporting lag of up to three months, with changes in fair value reported in net investment income. Fair value of the Company’s limited partnership investments represents the Company’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $1,769.0 million and $1,783.4 million as of December 31, 2005 and 2004, respectively. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is primarily a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” during 2004, the Company consolidated two limited partnerships which were previously accounted for using the equity method.

Other invested assets include certain derivative securities. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of investment gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Operations. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.  Collateralized debt obligations (“CDOs”) represent a credit enhancement product that is typically structured in the form of a swap. CNA has determined that this product is a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the estimated fair value of CDOs, like other derivative financial instruments with no hedge designation, are recorded in investment gains or losses as appropriate. CNA has no CDOs in force as of December 31, 2005 and there was no related gain or loss in 2005. The net impact from CDOs was a realized gain of $5.0 million for the year ended December 31, 2004. The net impact of CDOs was a realized loss of $1.0 million for the year ended December 31, 2003. CNA no longer issues this product.

The Company’s derivatives are reported as other invested assets or other liabilities. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, the nature of any hedge designation thereon and whether the derivative was transacted in a designated trading portfolio.

The Company’s accounting for changes in the fair value of derivative instruments is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected in

No hedge designation	Investment gains (losses).
Fair value	Investment gains (losses), along with the change in fair value of the hedged asset or liability that are attributable to the hedged risk.
Cash flow	Other comprehensive income (loss), with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative for which hedge accounting has been designated is not (or ceases to be) highly effective, the Company discontinues hedge accounting prospectively.

Separate account investments held in designated trading portfolios are carried at fair value with changes therein reflected in investment income. Hedge accounting on derivatives in these separate accounts is generally not applicable.

Securities lending and repurchase activities - The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company of at least 102% of the fair value of the securities loaned, if the collateral is cash or securities. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as fixed maturity securities in the Consolidated Balance Sheets.

Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or re-pledge the collateral. The fair value of collateral held and included in short-term investments was $767.4 million and $918.0 million at December 31, 2005 and 2004. The fair value of non-cash collateral was $138.0 million and $3,783.0 million at December 31, 2005 and 2004.

Revenue Recognition

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

Revenue from cigarette sales is recognized upon shipment of goods, when title and risk of loss passes to customers.

Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. Absent a contract, mobilization costs are recognized currently.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Revenues from storage services are recognized over the term of the contract. Texas Gas is subject to Federal Energy Regulatory Commission (“FERC”) regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Texas Gas estimates rate refund liabilities considering its own and third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks. As of December 31, 2005, an estimated refund liability was recorded. Texas Gas anticipates that the general rate case will be settled and all required refunds will be paid during 2006.

Insurance Operations

Claim and claim adjustment expense reserves - Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (“APMT”), workers compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on (1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (2) estimates of incurred but not reported losses; (3) estimates of losses on assumed reinsurance; (4) estimates of future expenses to be incurred in the settlement of claims; (5) estimates of salvage and subrogation recoveries and (6) estimates of amounts due from insureds related to losses under high deductible policies. CNA management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of reinsurance receivables in the Consolidated Balance Sheets. See Note 25 for further information on claim and claim adjustment expense reserves for discontinued operations.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”) for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2005 and 2004. At December 31, 2005 and 2004, the discounted reserves for unfunded structured settlements were $843.0 million and $872.0 million, net of discount of $1,309.0 million and $1,367.0 million.

Workers compensation lifetime claim reserves and accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience, and are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2005 and 2004. At December 31, 2005 and 2004, such discounted reserves totaled $1,238.0 million and $1,893.0 million, net of discount of $430.0 million and $460.0 million.

Future policy benefits reserves - Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2005 and 2004, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products) including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note 14 for further information.

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

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Guaranty fund and other insurance-related assessments - Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $67.0 million. As of December 31, 2005 and 2004, included in Other assets were $10.0 million and $9.0 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections or policy surcharges from business written or committed to be written.

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

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. CNA primarily records these deposits as either reinsurance receivables or other assets for ceded recoverables and reinsurance balances payable or other liabilities for assumed liabilities. At December 31, 2005 and 2004, CNA had approximately $20.0 million and $117.0 million recorded as deposit assets and $57.0 million and $156.0 million recorded as deposit liabilities.

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

Participating insurance - Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to policyholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and the establishment of a corresponding liability.

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

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

For universal life and cash value annuity contracts, the amortization of deferred acquisition costs is recorded in proportion to the present value of estimated gross margins or profits. The gross margins or profits result from actual earned interest minus actual credited interest, actual costs of insurance (mortality charges) minus expected mortality, actual expense charges minus expected maintenance expenses and surrender charges. Amortization interest rates are based on rates in effect at the inception or acquisition of the contracts or the latest revised rate applied to the remaining benefit period, according to product line. Actual gross margins or profits can vary from CNA’s estimates resulting in increases or decreases in the rate of amortization. When appropriate, CNA revises its assumptions of the estimated gross margins or profits of these contracts, and the cumulative amortization is re-estimated and adjusted through current results of operations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses within shareholders’ equity.

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

Separate Account Business - Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. In 2003, separate account balances included funds with balances accruing directly to the contract holders and also funds with performance measures guaranteed by CNA. Net income accruing to CNA related to the separate accounts, consisting of fee revenue and investment results in excess of guaranteed returns, were primarily included within other revenue in the Consolidated Statements of Operations.

CNA continues to have variable annuity contracts issued by CAC that meet the criteria for separate account presentation. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values.

Tobacco product inventories - These inventories, aggregating $181.6 million and $203.2 million at December 31, 2005 and 2004, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $161.4 million and $174.3 million higher at December 31, 2005 and 2004, respectively.

Watch and clock inventories - These inventories, aggregating $68.3 million and $66.4 million at December 31, 2005 and 2004, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Goodwill and other intangible assets - Goodwill and other intangible assets with indefinite lives are annually tested for impairment. Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Impairment losses, if any, are included in the Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

The principal service lives used in computing provisions for depreciation are as follows:

Years

Buildings and building equipment	40
Building fixtures	10 to 20
Offshore drilling equipment	15 to 30
Pipeline equipment	40 to 50
Machinery and equipment	5 to 12
Hotel equipment	4 to 12
Computer equipment and software	3 to 5

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

Stock option plans - The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equal the fair value of the underlying stock on the date of grant.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company’s Consolidated Statements of Operations, in accordance with APB No. 25. Several of the Company’s subsidiaries also maintain their own stock option plans. The pro forma effect of applying SFAS No. 123 includes the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income (loss) and the related basic and diluted income (loss) per Loews common and Carolina Group shares would have been as follows:

Year Ended December 31	2005	2004	2003
(In millions, except per share data)		(Restated)	(Restated)

Net income (loss):

Loews common stock:
Net income (loss) as reported	$960.3	$1,031.3	$(712.4)
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(5.4)	(5.2)	(5.5)
Pro forma net income (loss)	$954.9	$1,026.1	$(717.9)

Carolina Group stock:
Net income as reported	$251.3	$184.5	$115.2
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(0.2)	(0.1)	(0.1)
Pro forma net income	$251.1	$184.4	$115.1

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Year Ended December 31	2005	2004	2003
(In millions, except per share data)		(Restated)	(Restated)

Basic net income (loss) per share:

Loews common stock:
As reported	$5.17	$5.56	$(3.84)
Pro forma	5.14	5.53	(3.87)

Carolina Group stock:
As reported	3.62	3.15	2.76
Pro forma	3.62	3.15	2.76

Diluted net income (loss) per share:

Loews common stock:
As reported	$5.16	$5.56	$(3.84)
Pro forma	5.13	5.53	(3.87)

Carolina Group stock:
As reported	3.62	3.15	2.76
Pro forma	3.61	3.15	2.76

Regulatory accounting - The FERC regulates the operations of Texas Gas. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires Texas Gas to report assets and liabilities consistent with the economic effect of the manner in which independent third-party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $405.2 million, $295.7 million and $289.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash payments (refunds) for federal, foreign, state and local income taxes amounted to approximately $504.2 million, $(73.7) million and $(113.3) million for the years ended December 31, 2005, 2004 and 2003, respectively.

Accounting pronouncements - In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period, which is usually the vesting period. In March of 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This bulletin summarizes the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and the interaction between SFAS No. 123R and certain SEC rules and regulations. In April of 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123R. SFAS No. 123R is effective for the Company in the first quarter of 2006. The adoption of SFAS No. 123R and SAB No. 107 are not expected to have a significant impact on the Company’s results of operations or equity.

In March of 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation and was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a significant impact on the Company’s results of operations or equity.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or equity.

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

In November of 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” guidance on determining whether an impairment is other-than-temporary. This FSP will replace guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after December 15, 2005. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or equity.

In January of 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No.155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on the Company’s results of operations and/or equity.

Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2005, including an adjustment to other revenues and expenses. These amounts were previously netted within other revenue.

Notes to Consolidated Financial Statements

Note 2.	Investments

Year Ended December 31	2005	2004	2003
(In millions)

Investment income consisted of:

Fixed maturity securities	$1,644.4	$1,593.1	$1,670.4
Short-term investments	191.0	71.8	103.2
Limited partnerships	270.7	238.5	220.6
Equity securities	30.4	18.4	23.7
Income from trading portfolio	89.5	208.5	117.8
Interest expense on funds withheld and other deposits	(165.8)	(261.1)	(334.6)
Other	90.9	57.6	125.9
Total investment income	2,151.1	1,926.8	1,927.0
Investment expenses	(52.3)	(51.5)	(67.9)
Net investment income	$2,098.8	$1,875.3	$1,859.1

Investment gains (losses) are as follows:

Derivative instruments	$49.1	$(84.1)	$78.3
Fixed maturities	(98.9)	233.7	444.7
Equity securities, including short positions	43.2	202.2	114.5
Short-term investments	(2.8)	(1.5)	(13.4)
Other, including guaranteed separate account business (a)	(3.8)	(606.3)	(160.0)
Investment gains (losses)	(13.2)	(256.0)	464.1
Income tax (expense) benefit	1.2	98.1	(175.9)
Minority interest	1.2	13.3	(26.4)
Investment gains (losses), net	$(10.8)	$(144.6)	$261.8

(a)
Includes a pretax loss of $618.6 ($352.9 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the year ended December 31, 2004 and a pretax loss of $172.9 ($116.4 after tax and minority interest) related to the sale of CNA’s Group Benefits business for the year ended December 31, 2003. See Note 14.

Investment gains of $491.9 million, $987.8 million and $1,478.6 million and losses of $550.4 million, $553.4 million and $932.8 million were realized on securities available-for-sale for the years ended December 31, 2005, 2004 and 2003, respectively. Investment gains (losses) also include $37.2 million and $32.2 million of net unrealized gains in 2005 and 2004 in the Company’s trading portfolios.

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

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

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

The Impairment Committee’s decision to impair a security is primarily based on whether the security’s fair value is likely to remain below its book value in light of all of the factors considered. For securities that are impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Statements of Operations.

Realized investment losses included $120.4 million, $117.5 million and $321.0 million of pretax impairment losses for the years ended December 31, 2005, 2004 and 2003. The 2005 impairment losses were recorded across various sectors. The 2005 and 2004 impairment losses recorded related to a $47.0 million and $80.5 million pretax impairment loss related to loans made under a credit facility to a national contractor, that are classified as fixed maturity securities. See Note 21 for additional information on loans to the national contractor. The 2003 impairment was primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets and the effects on such markets due to the overall slowing of the economy.

Other investment gains (losses) for the years ended December 31, 2005, 2004 and 2003 include gains and losses related to sales of certain operations or affiliates. See Note 14 for further details.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
December 31, 2005	Amortized Cost	Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$1,357.2	$119.1	$3.4	$1.2	$1,471.7
Asset-backed securities	12,985.8	43.6	136.7	33.1	12,859.6
States, municipalities and political
subdivisions-tax exempt	9,054.3	192.5	31.2	6.9	9,208.7
Corporate	5,905.7	322.2	51.9	11.0	6,165.0
Other debt	2,830.3	233.9	17.9	2.3	3,044.0
Redeemable preferred stocks	213.3	3.5	0.4	0.7	215.7
Options embedded in convertible debt
securities	0.8				0.8
Fixed maturities available-for-sale	32,347.4	914.8	241.5	55.2	32,965.5
Fixed maturity trading securities	411.6	6.7	1.5	1.1	415.7
Total fixed maturities	32,759.0	921.5	243.0	56.3	33,381.2
Equity Securities:
Equity securities available-for-sale	461.7	172.6	2.0		632.3
Equity securities, trading portfolio	441.8	58.1	15.2	9.8	474.9
Total equity securities	903.5	230.7	17.2	9.8	1,107.2
Short-term investments available-for-sale	9,106.6	-	-	-	9,106.6
Total	$42,769.1	$1,152.2	$260.2	$66.1	$43,595.0

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

			Gross Unrealized Losses
December 31, 2004	Amortized Cost	Unrealized Gains	Less than 12 Months	Greater than 12 Months	Fair Value

Fixed maturity securities:
U.S. government and obligations of
government agencies	$6,307.4	$128.8	$13.1	$2.1	$6,421.0
Asset-backed securities	7,706.0	104.6	19.1	3.3	7,788.2
States, municipalities and political
subdivisions-tax exempt	8,698.5	189.2	27.7	3.4	8,856.6
Corporate	6,092.7	476.9	51.8	4.7	6,513.1
Other debt	2,769.1	294.6	11.0	0.1	3,052.6
Redeemable preferred stocks	141.6	5.8	0.2	1.7	145.5
Options embedded in convertible debt
securities	234.3				234.3
Fixed maturities available-for-sale	31,949.6	1,199.9	122.9	15.3	33,011.3
Fixed maturity trading securities	485.5	7.6	1.5	0.8	490.8
Total fixed maturities	32,435.1	1,207.5	124.4	16.1	33,502.1
Equity securities:
Equity securities available-for-sale	274.4	136.3	0.4	0.2	410.1
Equity securities, trading portfolio	227.1	38.4	5.4	6.1	254.0
Total equity securities	501.5	174.7	5.8	6.3	664.1
Short-term investments available-for-sale	8,306.0	0.8	-	-	8,306.8
Total	$41,242.6	$1,383.0	$130.2	$22.4	$42,473.0

At December 31, 2005, the carrying value of the fixed maturities was $33,381.2 million, representing 76.6% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $299.3 million in gross unrealized losses consisting of municipal securities of 12.7%, corporate bonds of 21.0%, asset-backed securities of 56.8%, and all other fixed maturity securities which represented 9.5%. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were approximately 32.0%, 19.0% and 18.0%. Gross unrealized losses in any single issuer were less than 0.1% of the carrying value of the total fixed maturity portfolio.

The following table summarizes for fixed maturity and equity securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

December 31	2005		2004
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$9,976.0	$141.7	$9,235.7	$54.2
7-12 months	2,739.0	61.0	2,448.0	59.0
13-24 months	1,400.0	45.0	368.0	12.0
Greater than 24 months	219.0	7.0	2.0
Total investment grade	14,334.0	254.7	12,053.7	125.2

Non-investment grade:
0-6 months	632.0	29.0	188.0	7.0
7-12 months	118.0	10.0	69.0	4.0
13-24 months	122.0	3.0	20.0	2.0
Greater than 24 months	2.0
Total non-investment grade	874.0	42.0	277.0	13.0

Total fixed maturity securities	15,208.0	296.7	12,330.7	138.2

Equity securities:
0-6 months	49.0	2.0	4.0	0.3
7-12 months	1.0		1.0	0.1
13-24 months			1.0
Greater than 24 months	3.0		3.0	0.2
Total equity securities	53.0	2.0	9.0	0.6

Total fixed maturity and equity securities	$15,261.0	$298.7	$12,339.7	$138.8

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

The following table summarizes available-for-sale fixed maturity securities by contract maturity at December 31, 2005 and 2004.

December 31	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$804.4	$805.8	$1,047.9	$1,053.7
Due after one year through five years	2,166.2	2,201.9	6,423.5	6,469.9
Due after five years through ten years	3,417.1	3,523.3	9,238.4	9,577.1
Due after ten years	12,973.9	13,574.9	7,533.8	8,122.4
Asset-backed securities	12,985.8	12,859.6	7,706.0	7,788.2
Total	$32,347.4	$32,965.5	$31,949.6	$33,011.3

The carrying value of fixed maturity investments that did not produce income was $42.2 million and $30.4 million at December 31, 2005 and 2004. At December 31, 2005 and 2004, no investments, other than investments in U.S. government and government agency securities, exceeded 10% of shareholders’ equity.

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

As of December 31, 2005 and 2004, the Company had committed approximately $191.0 million and $104.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2005 and 2004, the Company had commitments to purchase $135.3 million and $65.9 million and commitments to sell $26.3 million and $17.6 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2005 and December 31, 2004, the Company had obligations on unfunded bank loan participations in the amount of $21.0 million and $3.0 million.

Investments on Deposit

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2005 and 2004, CNA did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.4 billion and $2.6 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2005 and 2004.

The Company’s limited partnership investments contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $1,769.0 million and $1,783.4 million as of December 31, 2005 and 2004.

Cash and securities with carrying values of approximately $13.0 million and $37.0 million were deposited with financial institutions as collateral for letters of credit and for margin accounts as of December 31, 2005 and 2004. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $356.0 million and $333.0 million as of December 31, 2005 and 2004.

Note 3.	Fair Value of Financial Instruments

December 31	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial assets:
Other investments	$3.0	$3.0	$7.0	$8.0
Separate account business:
Fixed maturities securities	466.0	466.0	486.0	486.0
Equity securities	44.0	44.0	55.0	55.0

Financial liabilities:
Premium deposits and annuity contracts	1,363.0	1,359.0	1,563.0	1,565.0
Short-term debt	598.2	603.0	1,010.1	1,010.1
Long-term debt	4,608.6	4,926.8	5,954.8	6,091.2
Financial guarantee contracts	7.0	7.0	45.0	45.0
Separate account business:
Variable separate accounts	53.0	53.0	64.0	64.0
Other	491.0	491.0	499.0	499.0

Notes to Consolidated Financial Statements
Note 3. Fair Value of Financial Instruments - (Continued)

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheets for fixed maturities securities, equity securities, derivative instruments, short-term investments and collateral on loaned securities and derivatives are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and non-financial instruments such as real estate, life settlement contracts and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

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

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

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

CNA’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits authorization to initiate derivative transactions to certain personnel. The policy generally prohibits the use of non-hedging derivatives with a maturity greater than 18 months. Derivatives entered into for hedging, regardless of the choice to designate hedge accounting shall have a maturity that effectively correlates to the underlying hedged asset or liability. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through securities lending to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these arrangements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. The Company has used these types of instruments as hedges against specific assets or liabilities on an infrequent basis.

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

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

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

The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The Company has access to this collateral pledged subject to replacement and therefore it remains recorded as an asset on the Consolidated Balance Sheets. The fair value of collateral provided was $83.0 million and $89.0 million at December 31, 2005 and 2004 and consisted primarily of U.S. Treasury Bills.

December 31, 2005	Contractual/ Notional Value	Fair Value Asset (Liability)	Recognized Gain (Loss)
(In millions)

Equity markets:
Options - purchased	$180.3	$33.5	$2.3
- written	241.0	(9.1)	4.9
Index futures - long	1,019.7		24.0
- short	3.9		(0.6)
Equity warrants	5.9	2.5	0.5
Options embedded in convertible debt securities	12.0	0.8	(32.9)
Separate accounts - options written	7.0	(0.3)	0.1
Currency forwards - long	456.4	(0.7)	(22.3)
- short	217.2	1.8	12.0
Interest rate risk:
Commitments to purchase government and municipal
securities	21.0		1.0
Interest rate swaps - long	1,076.7	(7.6)	37.8
- short	15.2		(1.7)
Futures - long	633.4		1.8
- short	1,643.9		(6.9)
Gold options - purchased	175.5	0.6	(3.3)
- written	342.4	(0.7)	3.2
Other	44.0		0.5
Total	$6,095.5	$20.8	$20.4

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

December 31, 2004	Contractual/ Notional Value	Fair Value Asset (Liability)	Recognized Gain (Loss)
(In millions)

Equity markets:
Options - purchased	$240.2	$20.5	$(8.2)
- written	200.1	(2.9)	10.7
Index futures - long	1,155.7		99.0
Equity warrants	11.8	1.6	0.5
Options embedded in convertible debt securities	700.8	234.3	23.7
Separate accounts - options written	8.8	(0.1)	0.8
Currency forwards - long	497.2	6.0	32.9
- short	140.6	(3.6)	(0.2)
Interest rate risk:
Commitments to purchase government and municipal
securities	25.0		(7.8)
Interest rate swaps	989.2	(513.4)	18.4
Futures - long	715.0		(3.8)
- short	887.2		(107.3)
Gold options - purchased	116.0	0.2	(6.6)
- written	225.7	(0.1)	5.8
Other	39.2		5.4
Total	$5,952.5	$(257.5)	$63.3

December 31, 2003

Equity markets:
Options - purchased	$175.6	$22.3	$(15.0)
- written	694.8	(6.0)	19.5
Index futures - long	0.5		3.0
- short			(1.7)

Equity warrants	11.3
Options embedded in convertible debt securities	680.7	201.3	36.0
Separate accounts - options purchased			(0.9)
- options written	11.5	(0.4)	1.7
- equity index futures - long	1,106.2	2.9	208.1
- euro dollar futures	2.2
Currency forwards - long			46.8
- short	16.3	(0.9)	(10.3)
Interest rate risk:
Commitments to purchase government and municipal securities	3,318.0	12.3	(1.2)
Interest rate swaps	931.4	18.6	61.4
Interest rate caps	225.0	0.2	0.5
Collateralized debt obligation liabilities	110.0	(14.0)	(1.0)
Synthetic guaranteed investment contracts	280.0
Options on government securities - short			(3.4)
Futures - long	433.4		1.9
- short	600.9		(1.1)
Separate accounts - futures - short	10.0		(0.2)
Gold options - purchased	107.8	1.4	(4.5)
- written	208.8	(0.8)	5.0
Other	32.8		6.4
Total	$8,957.2	$236.9	$351.0

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair value hedges - The Company’s hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks. For the year ended December 31, 2005, CNA recognized a net gain of $0.3 million, which represents the ineffective portion of all fair value hedges. There was no gain or loss on the ineffective portion of the fair value hedges for the years ended December 31, 2004 and 2003, because CNA did not designate derivatives as fair value hedges in those years.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $153.0 million and $69.3 million with fair value liabilities of $165.9 million and $77.6 million at December 31, 2005 and 2004, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Operations.

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

Certain options were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

Year Ended December 31	2005	2004	2003

Loews common stock	19,954	43,616	(a	)
Carolina Group stock	13,058	207,963	377,962

(a)	Had the Company recognized net income in 2003, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 861,720.

The attribution of income (loss) to each class of common stock for the years ended December 31, 2005, 2004 and 2003, was as follows:

Year Ended December 31	2005	2004	2003
(In millions)

Loews common stock:

Consolidated net income (loss)	$1,211.6	$1,215.8	$(597.2)
Less income attributable to Carolina Group stock	251.3	184.5	115.2
Income (loss) attributable to Loews common stock	$960.3	$1,031.3	$(712.4)

Carolina Group stock:

Income available to Carolina Group stock	$623.1	$545.9	$468.3
Weighted average economic interest of the Carolina Group	40.34%	33.80%	24.59%

Income attributable to Carolina Group stock	$251.3	$184.5	$115.2

Notes to Consolidated Financial Statements
Note 5. Earnings Per Share - (Continued)

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares attributable to Loews common stock for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31	2005	2004	2003
(In millions)

Weighted average shares outstanding-basic	185.70	185.50	185.45
Stock options	0.29	0.14
Weighted average shares outstanding-diluted	185.99	185.64	185.45

For the years ended December 31, 2005, 2004, and 2003 net income per common share attributable to Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

Note 6.	Loews and Carolina Group Consolidating Condensed Financial Information

In November of 2003, December of 2004, and November of 2005, the Company sold 18.055 million, 10.0 million and 10.0 million shares, of Carolina Group stock for net proceeds of $399.5 million, $281.9 million and $415.1 million, respectively. This stock is designed to track the performance of the Carolina Group, which consists of: the Company’s ownership interest in Lorillard; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.6 billion outstanding at December 31, 2005), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; any and all liabilities, costs and expenses of the Company and Lorillard arising out of the past, present or future business of Lorillard, and all net income or net losses from the assets and liabilities attributed to the Carolina Group. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. As of December 31, 2005, the outstanding Carolina Group stock represents a 45.03% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 45.03% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

	Carolina Group			Loews	Adjustments and
December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,747.7	$101.0	$1,848.7	$43,547.3			$45,396.0
Cash	2.4	0.1	2.5	150.6			153.1
Receivables	25.5	0.2	25.7	15,310.0	$(22.0) (a	)	15,313.7
Property, plant and
equipment	213.9		213.9	4,737.7			4,951.6
Deferred income taxes	428.5		428.5	476.8			905.3
Goodwill and other intangible
assets				297.4			297.4
Other assets	377.5		377.5	1,532.1			1,909.6
Investment in combined
attributed net assets of the
Carolina Group				1,516.6	(1,626.9) (a	)
					110.3 (b	)
Deferred acquisition costs of
insurance subsidiaries				1,197.4			1,197.4
Separate account business				551.5			551.5
Total assets	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,436.2			$42,436.2
Payable for securities
purchased				401.7			401.7
Collateral on loaned securities
and derivatives				767.4			767.4
Short-term debt				598.2			598.2
Long-term debt		$1,626.9	$1,626.9	4,608.6	$(1,626.9) (a	)	4,608.6
Reinsurance balances payable				1,636.2			1,636.2
Other liabilities	$1,455.7	14.7	1,470.4	3,076.4	(22.0) (a	)	4,524.8
Separate account business				551.5			551.5
Total liabilities	1,455.7	1,641.6	3,097.3	54,076.2	(1,648.9)		55,524.6
Minority interest				2,058.9			2,058.9
Shareholders’ equity	1,339.8	(1,540.3)	(200.5)	13,182.3	110.3 (b	)	13,092.1
Total liabilities and
shareholders’ equity	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.97% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

	Carolina Group			Loews	Adjustments and
December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,545.6	$100.0	$1,645.6	$42,652.9			$44,298.5
Cash	35.5	0.5	36.0	183.9			219.9
Receivables	32.1		32.1	18,826.6	$(25.2) (a	)	18,833.5
Property, plant and
equipment	231.5		231.5	4,609.2			4,840.7
Deferred income taxes	436.5		436.5	208.8			645.3
Goodwill and other intangible
assets				299.1			299.1
Other assets	396.5		396.5	2,350.9			2,747.4
Investment in combined
attributed net assets of the
Carolina Group				1,566.0	(1,871.2) (a	)
					305.2 (b	)
Deferred acquisition costs of
insurance subsidiaries				1,268.1			1,268.1
Separate account business				567.8			567.8
Total assets	$2,677.7	$100.5	$2,778.2	$72,533.3	$(1,591.2)		$73,720.3

Liabilities and Shareholders’ Equity:

Insurance reserves				$43,652.2			$43,652.2
Payable for securities
purchased				595.5			595.5
Collateral on loaned securities
and derivatives				918.0			918.0
Short-term debt				1,010.1			1,010.1
Long-term debt		$1,871.2	$1,871.2	5,980.2	$(1,871.2) (a	)	5,980.2
Reinsurance balances payable				2,980.8			2,980.8
Other liabilities	$1,392.6	16.4	1,409.0	3,000.0	(25.2) (a	)	4,383.8
Separate account business				567.8			567.8
Total liabilities	1,392.6	1,887.6	3,280.2	58,704.6	(1,896.4)		60,088.4
Minority interest				1,662.0			1,662.0
Shareholders’ equity	1,285.1	(1,787.1)	(502.0)	12,166.7	305.2 (b	)	11,969.9
Total liabilities and
shareholders’ equity	$2,677.7	$100.5	$2,778.2	$72,533.3	$(1,591.2)		$73,720.3
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 60.81% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,568.6			$7,568.6
Net investment income	$63.6	$5.0	$68.6	2,170.6	$(140.4) (a	)	2,098.8
Investment losses	(2.1)		(2.1)	(11.1)			(13.2)
Manufactured products	3,567.8		3,567.8	184.6			3,752.4
Other	6.0		6.0	2,605.2			2,611.2
Total	3,635.3	5.0	3,640.3	12,517.9	(140.4)		16,017.8

Expenses:

Insurance claims and
policyholders’ benefits				6,998.7			6,998.7
Amortization of deferred
acquisition costs				1,542.6			1,542.6
Cost of manufactured products
sold	2,114.4		2,114.4	87.9			2,202.3
Other operating expenses	369.1	0.4	369.5	2,694.0			3,063.5
Interest	0.5	140.4	140.9	363.7	(140.4) (a	)	364.2
Total	2,484.0	140.8	2,624.8	11,686.9	(140.4)		14,171.3

	1,151.3	(135.8)	1,015.5	831.0	-		1,846.5

Income tax expense (benefit)	444.9	(52.5)	392.4	98.0			490.4
Minority interest				163.2			163.2
Total	444.9	(52.5)	392.4	261.2	-		653.6

Income from operations	706.4	(83.3)	623.1	569.8	-		1,192.9
Equity in earnings of the
Carolina Group				371.8	(371.8) (b	)
Income from continuing
operations	706.4	(83.3)	623.1	941.6	(371.8)		1,192.9
Discontinued operations, net				18.7			18.7
Net income (loss)	$706.4	$(83.3)	$623.1	$960.3	$(371.8)		$1,211.6

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$8,205.2			$8,205.2
Net investment income	$36.6	$2.0	$38.6	1,994.2	$(157.5) (a	)	1,875.3
Investment gains (losses)	1.4		1.4	(257.4)			(256.0)
Manufactured products	3,347.8		3,347.8	167.4			3,515.2
Other				1,897.2			1,897.2
Total	3,385.8	2.0	3,387.8	12,006.6	(157.5)		15,236.9

Expenses:

Insurance claims and
policyholders’ benefits				6,445.0			6,445.0
Amortization of deferred
acquisition costs				1,679.8			1,679.8
Cost of manufactured products
sold	1,965.6		1,965.6	79.8			2,045.4
Other operating expenses	380.6	0.5	381.1	2,532.7			2,913.8
Interest		157.5	157.5	324.1	(157.5) (a	)	324.1
Total	2,346.2	158.0	2,504.2	11,061.4	(157.5)		13,408.1

	1,039.6	(156.0)	883.6	945.2	-		1,828.8

Income tax expense (benefit)	397.3	(59.6)	337.7	198.5			536.2
Minority interest				57.3			57.3
Total	397.3	(59.6)	337.7	255.8	-		593.5

Income from operations	642.3	(96.4)	545.9	689.4	-		1,235.3
Equity in earnings of the
Carolina Group				361.4	(361.4) (b	)
Income (loss) from continuing
operations	642.3	(96.4)	545.9	1,050.8	(361.4)		1,235.3
Discontinued operations, net				(19.5)			(19.5)
Net income (loss)	$642.3	$(96.4)	$545.9	$1,031.3	$(361.4)		$1,215.8

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$9,211.6			$9,211.6
Net investment income	$39.9	$2.1	$42.0	1,999.9	$(182.8) (a	)	1,859.1
Investment gains (losses)	(9.7)		(9.7)	473.8			464.1
Manufactured products	3,255.6		3,255.6	163.2			3,418.8
Other	(0.1)		(0.1)	1,506.2			1,506.1
Total	3,285.7	2.1	3,287.8	13,354.7	(182.8)		16,459.7

Expenses:

Insurance claims and
policyholders’ benefits				10,276.2			10,276.2
Amortization of deferred
acquisition costs				1,964.6			1,964.6
Cost of manufactured products
sold	1,893.1		1,893.1	79.7			1,972.8
Other operating expenses	460.0	0.6	460.6	2,834.2			3,294.8
Interest	0.1	182.8	182.9	308.3	(182.8) (a	)	308.4
Total	2,353.2	183.4	2,536.6	15,463.0	(182.8)		17,816.8

	932.5	(181.3)	751.2	(2,108.3)	-		(1,357.1)

Income tax expense (benefit)	351.2	(68.3)	282.9	(809.5)			(526.6)
Minority interest				(176.5)			(176.5)
Total	351.2	(68.3)	282.9	(986.0)	-		(703.1)

Income (loss) from operations	581.3	(113.0)	468.3	(1,122.3)	-		(654.0)
Equity in earnings of the
Carolina Group				353.1	(353.1) (b	)

Income (loss) from continuing
operations	581.3	(113.0)	468.3	(769.2)	(353.1)		(654.0)
Discontinued operations, net				56.8			56.8
Net income (loss)	$581.3	$(113.0)	$468.3	$(712.4)	$(353.1)		$(597.2)

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$820.3	$(85.2)	$735.1	$2,819.4	$(187.4)	$3,367.1

Investing activities:

Purchases of property and
equipment	(31.2)		(31.2)	(446.6)		(477.8)
Change in short-term
investments	(176.6)	(0.9)	(177.5)	(468.9)		(646.4)
Other investing activities	0.4		0.4	(406.3)	(244.4)	(650.3)
	(207.4)	(0.9)	(208.3)	(1,321.8)	(244.4)	(1,774.5)

Financing activities:

Dividends paid to shareholders	(646.0)	330.1	(315.9)	(111.4)	187.4	(239.9)
Reduction of intergroup
notional debt		(244.4)	(244.4)		244.4
Other financing activities				(1,404.7)		(1,404.7)
	(646.0)	85.7	(560.3)	(1,516.1)	431.8	(1,644.6)
Net change in cash	(33.1)	(0.4)	(33.5)	(18.5)	-	(52.0)
Net cash transactions from:
Continuing operations to
discontinued operations				(34.3)		(34.3)
Discontinued operations to
continuing operations				34.3		34.3
Cash, beginning of year	35.5	0.5	36.0	198.0		234.0
Cash, end of year	$2.4	$0.1	$2.5	$179.5	$-	$182.0

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating
activities	$631.9	$(97.4)	$534.5	$2,857.1	$(210.1)	$3,181.5

Investing activities:

Purchases of property and
equipment	(50.8)		(50.8)	(216.2)		(267.0)
Change in short-term investments	26.3		26.3	3,281.1		3,307.4
Other investing activities	0.6		0.6	(6,921.9)	(160.9)	(7,082.2)
	(23.9)	-	(23.9)	(3,857.0)	(160.9)	(4,041.8)

Financing activities:

Dividends paid to shareholders	(574.0)	258.4	(315.6)	(111.3)	210.1	(216.8)
Reduction of intergroup notional
debt		(160.9)	(160.9)		160.9
Other financing activities				1,105.2		1,105.2
	(574.0)	97.5	(476.5)	993.9	371.0	888.4
Net change in cash	34.0	0.1	34.1	(6.0)	-	28.1
Net cash transactions from:
Continuing operations to
discontinued operations				12.2		12.2
Discontinued operations to
continuing operations				(12.2)		(12.2)
Cash, beginning of year	1.5	0.4	1.9	204.0		205.9
Cash, end of year	$35.5	$0.5	$36.0	$198.0	$-	$234.0

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

	Carolina Group			Loews	Adjustments and
Year Ended December 31, 2003	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating
activities	$711.6	$(116.1)	$595.5	$2,698.4	$(233.4)	$3,060.5

Investing activities:

Purchases of property and
equipment	(56.4)		(56.4)	(390.0)		(446.4)
Change in short-term investments	128.2	50.2	178.4	(1,673.7)		(1,495.3)
Other investing activities	2.1		2.1	(783.4)	(406.0)	(1,187.3)
	73.9	50.2	124.1	(2,847.1)	(406.0)	(3,129.0)

Financing activities:

Dividends paid to shareholders	(786.0)	472.1	(313.9)	(111.3)	233.4	(191.8)
Reduction of intergroup notional
debt		(406.0)	(406.0)		406.0
Other financing activities				212.7		212.7
	(786.0)	66.1	(719.9)	101.4	639.4	20.9
Net change in cash	(0.5)	0.2	(0.3)	(47.3)	-	(47.6)
Net cash transactions from:
Continuing operations to
discontinued operations				12.3		12.3
Discontinued operations to
continuing operations				(12.3)		(12.3)
Cash, beginning of year	2.0	0.2	2.2	251.3		253.5
Cash, end of year	$1.5	$0.4	$1.9	$204.0	$-	$205.9

Note 7.	Receivables

December 31	2005	2004
(In millions)

Reinsurance	$12,436.7	$15,888.0
Other insurance	2,310.6	2,704.5
Security sales	604.9	540.3
Accrued investment income	322.2	304.9
Other	612.6	453.0
Total	16,287.0	19,890.7
Less: allowance for doubtful accounts on reinsurance receivables	519.3	546.3
allowance for other doubtful accounts and cash discounts	454.0	510.9
Receivables	$15,313.7	$18,833.5

Notes to Consolidated Financial Statements

Note 8.	Property, Plant and Equipment

December 31	2005	2004
(In millions)

Land	$77.9	$77.9
Buildings and building equipment	609.6	629.1
Offshore drilling rigs and equipment	3,903.0	3,598.2
Machinery and equipment	1,268.0	1,180.9
Pipeline equipment	1,829.9	1,778.4
Leaseholds and leasehold improvements	66.3	74.9
Total	7,754.7	7,339.4
Less accumulated depreciation and amortization	2,803.1	2,498.7
Property, plant and equipment	$4,951.6	$4,840.7

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2005		2004		2003
	Depr. & Amort.	Capital Expend.	Depr. & Amort.	Capital Expend.	Depr. & Amort.	Capital Expend.
(In millions)

CNA Financial	$41.7	$45.4	$61.1	$40.9	$62.5	$65.7
Lorillard	48.3	31.3	39.7	50.8	31.1	56.4
Loews Hotels	26.6	16.0	27.3	35.0	25.2	15.1
Diamond Offshore	190.1	297.5	184.9	93.7	181.3	272.0
Boardwalk Pipeline	72.1	84.5	34.0	41.2	20.5	34.7
Corporate and other	3.3	3.1	3.8	5.4	4.5	2.5
Total	$382.1	$477.8	$350.8	$267.0	$325.1	$446.4

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $493.0 million, $278.0 million and $143.0 million for the years ended December 31, 2005, 2004 and 2003. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia, Rita and Wilma. The 2005 loss estimate was developed after consideration of reported claims, the insured values of properties in the affected areas, modeled losses, industry loss estimates and CNA’s reinsurance coverage. Because of the nature of the five hurricanes, the estimate involves significant judgment due in part to the legal and regulatory uncertainties, the complexity of factors contributing to the losses and the preliminary nature of the information available. Accordingly, there can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed this estimate. The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. The catastrophe losses in 2003 related primarily to Hurricane Claudette, Hurricane Isabel, Texas tornadoes and Midwest rain storms.

Commercial catastrophe losses, gross of reinsurance, were $976.0 million, $308.0 million and $156.0 million for the years ended December 31, 2005, 2004 and 2003.

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

Year Ended December 31	2005	2004	2003
(In millions)

Reserves, beginning of year:
Gross	$31,523.0	$31,732.0	$27,441.0
Ceded	13,879.0	14,066.0	10,634.0
Net reserves, beginning of year	17,644.0	17,666.0	16,807.0

Reduction of net reserves (a) (b)		(42.0)	(1,309.0)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,516.0	6,062.0	6,745.0
Increase in provision for insured events of prior years	1,100.0	240.0	2,398.0
Amortization of discount	115.0	135.0	115.0
Total net incurred (c)	6,731.0	6,437.0	9,258.0

Net payments attributable to:
Current year events (d)	1,341.0	1,936.0	2,192.0
Prior year events	2,711.0	4,522.0	4,937.0
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements	(10.0)	(41.0)	(39.0)
Total net payments	4,042.0	6,417.0	7,090.0

Net reserves, end of year	20,333.0	17,644.0	17,666.0
Ceded reserves, end of year	10,605.0	13,879.0	14,066.0
Gross reserves, end of year	$30,938.0	$31,523.0	$31,732.0

(a)	In 2003, net reserves were reduced by $1,309.0 as a result of the sale of CNA Group Life Assurance Company (“CNAGLA”). See Note 14 for further discussion of this sale.
(b)	In 2004, the net reserves were reduced by $42.0 as a result of the sale of the individual life insurance business. See Note 14 for further discussion of this sale.
(c)
Total net incurred above does not agree to insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Operations due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(d)	In 2005, net payments were decreased by $1,581.0 due to the impact of three significant commutations. See Note 18 for further discussion related to commutations.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2005	2004	2003
(In millions)

Environmental pollution and mass tort	$53.0	$1.0	$153.0
Asbestos	10.0	54.0	642.0
Other	1,037.0	185.0	1,603.0
Total	$1,100.0	$240.0	$2,398.0

The following tables summarize the gross and net carried reserves as of December 31, 2005 and 2004.

December 31, 2005	Standard Lines	Specialty Lines	Life and Group Non-Core	Other Insurance	Total
(In millions)

Gross Case Reserves	$7,033.0	$1,907.0	$2,542.0	$3,297.0	$14,779.0
Gross IBNR Reserves	8,051.0	3,298.0	735.0	4,075.0	16,159.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$15,084.0	$5,205.0	$3,277.0	$7,372.0	$30,938.0

Net Case Reserves	$5,165.0	$1,442.0	$1,456.0	$1,554.0	$9,617.0
Net IBNR Reserves	6,081.0	2,352.0	381.0	1,902.0	10,716.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,246.0	$3,794.0	$1,837.0	$3,456.0	$20,333.0

December 31, 2004

Gross Case Reserves	$6,904.0	$1,659.0	$2,800.0	$3,806.0	$15,169.0
Gross IBNR Reserves	7,398.0	3,201.0	880.0	4,875.0	16,354.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,302.0	$4,860.0	$3,680.0	$8,681.0	$31,523.0

Net Case Reserves	$4,761.0	$1,191.0	$1,394.0	$1,588.0	$8,934.0
Net IBNR Reserves	4,547.0	2,042.0	430.0	1,691.0	8,710.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,308.0	$3,233.0	$1,824.0	$3,279.0	$17,644.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; increasingly aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; increased filings of claims in certain states; enactment of national federal legislation to address asbestos claims; a further increase in asbestos and environmental pollution claims which cannot now be anticipated; liability against CNA’s policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to its policyholders; increase in number of mass tort claims relating to silica and silica-containing products, and the outcome of ongoing disputes as to coverage in relation to these claims; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

December 31	2005		2004
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,992.0	$680.0	$3,218.0	$755.0
Ceded reserves	(1,438.0)	(257.0)	(1,532.0)	(258.0)
Net reserves	$1,554.0	$423.0	$1,686.0	$497.0

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

As of December 31, 2005 and 2004, CNA carried approximately $1,554.0 million and $1,686.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $10.0 million, $54.0 million and $642.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2005, 2004 and 2003. The 2004

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with The Trenwick Group (“Trenwick”). CNA paid asbestos-related claims, net of reinsurance recoveries, of $142.0 million, $135.0 million and $121.0 million for the years ended December 31, 2005, 2004 and 2003.

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

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

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and in April 2006 the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action commenced on July 13, 2005; closing arguments concluded on October 28, 2005. It is unclear when CNA will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against Burns & Roe Enterprises, Inc. (“Burns & Roe”). Originally raised in litigation, now stayed, these disputes are currently part of In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The parties in the litigation are seeking a declaration of the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. The litigation has been stayed since May 14, 2003 pending resolution of the bankruptcy proceedings. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). A confirmation hearing in the bankruptcy proceeding, previously scheduled for April 2006, has been suspended pending hearings related to the new Plan. With respect to the Burns & Roe litigation and the pending bankruptcy proceeding, numerous unresolved factual and legal issues will impact the ultimate exposure to CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 78,024 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagree about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserts that it owes no further material obligations to Bendix under any primary policy. Honeywell alleges that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. CIC has asserted, among other things, even if Honeywell’s allegation is correct, which CNA denies, its liability is limited to a single occurrence limit per policy or per year, and in the alternative, a proper allocation of losses would substantially limit its exposure under the 1969-1975 policies to asbestos claims. These and other issues are being litigated in Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) which was filed on May 15, 2000. In the litigation, the parties are seeking declaratory relief of the scope and extent of coverage, if any, afforded to Bendix under the policies issued by CNA. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether certain of the primary policies issued by CNA contain aggregate limits of liability; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether some of the claims against Bendix arise out of events which took place after expiration of CNA’s policies; (e) the extent to which claimants can establish exposures to asbestos materials as to which Bendix has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Bendix and whether such theories can, in fact, be established; (g) the diseases and damages claimed by such claimants; and (h) the extent that any liability of Bendix would be shared with other responsible parties. Other issues to be resolved in the litigation include whether Bendix is responsible for reimbursement of funds advanced by

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

CNA for defense and indemnity in the past. The extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 83 Ohio actions, plaintiffs allege the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004)) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continue to file additional similar suits. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and the Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. Recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts is pending. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. With respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business and insurer financial strength and debt ratings and the Company’s results of operations and/or equity.

Environmental Pollution and Mass Tort

As of December 31, 2005 and 2004, CNA carried approximately $423.0 million and $497.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $53.0 million, $1.0 million and $153.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2005, 2004 and 2003. CNA recorded $20.0 million and $15.0 million of current accident year losses related to mass tort for the years ended December 31, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $147.0 million, $96.0 million and $93.0 million for the years ended December 31, 2005, 2004 and 2003.

CNA noted adverse development in various pollution accounts in its most recent ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves by $50.0 million in 2005.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Net Prior Year Development

Unfavorable net prior year development of $807.0 million, including $945.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $138.0 million of favorable premium development, was recorded in 2005. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note 18 of the Notes to Consolidated Financial Statements for further discussion of the provision for uncollectible reinsurance.

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a corporate aggregate reinsurance treaty. See Note 18 of the Notes to Consolidated Financial Statements for further discussion of the corporate aggregate reinsurance treaties.

The following tables summarize pretax net prior year development by segment for the Property and Casualty segments and the Other Insurance segment for the years ended December 31, 2005, 2004 and 2003. For the Life and Group Non-Core segment $5.0 million and $7.0 million of favorable development was recorded in 2005 and 2004, and $62.0 million of unfavorable development was recorded in 2003.

Year Ended December 31, 2005	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development,
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$376.0	$42.0	$171.0	$589.0
APMT			63.0	63.0
Total	376.0	42.0	234.0	652.0
Ceded losses related to corporate aggregate
reinsurance treaties	183.0	5.0	57.0	245.0
Pretax unfavorable net prior year development
before impact of premium development	559.0	47.0	291.0	897.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(101.0)	(12.0)	11.0	(102.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(6.0)	19.0	4.0	17.0
Total premium development	(107.0)	7.0	15.0	(85.0)
Total 2005 unfavorable net prior year development
(pretax)	$452.0	$54.0	$306.0	$812.0

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Year Ended December 31, 2004	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$107.0	$75.0	$20.0	$202.0
APMT			55.0	55.0
Total	107.0	75.0	75.0	257.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development
before impact of premium development	115.0	58.0	84.0	257.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Total premium development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$18.0	$30.0	$93.0	$141.0

Year Ended December 31, 2003

Pretax unfavorable net prior year claim and allocated
claim adjustment expense development excluding
the impact of corporate aggregate reinsurance
treaties:
Core (Non-APMT)	$1,423.0	$313.0	$346.0	$2,082.0
APMT			795.0	795.0
Total	1,423.0	313.0	1,141.0	2,877.0
Ceded losses related to corporate aggregate
reinsurance treaties	(485.0)	(56.0)	(102.0)	(643.0)
Pretax unfavorable net prior year development before
impact of premium development	938.0	257.0	1,039.0	2,234.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	209.0	6.0	(32.0)	183.0
Ceded premiums related to corporate aggregate
reinsurance treaties	269.0	31.0	58.0	358.0
Pretax unfavorable premium development	478.0	37.0	26.0	541.0
Total 2003 unfavorable net prior year development
(pretax)	$1,416.0	$294.0	$1,065.0	$2,775.0

2005 Net Prior Year Development

Standard Lines

During the fourth quarter of 2005, CNA executed commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $285.0 million of unfavorable claim and allocated claim adjustment expense reserve development. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Also, in the fourth quarter of 2005, reserve reviews of certain products were conducted and changes in reserve estimates were recorded. Approximately $102.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers compensation, particularly in accident years 2003 and prior. In addition, approximately $4.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on known claims on package policies provided to small businesses in accident years 2002 and 2003. Approximately $10.0 million of favorable claim and allocated claim adjustment expense reserve development was due to lower severities in the excess and surplus lines runoff business in accident years 2001 and prior. Approximately $23.0 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 and subsequent in CNA’s international business, specifically Europe and Canada, primarily in property, cargo and marine coverages. Approximately $4.0 million of favorable net prior year claim and allocated claim adjustment expense development was due to less than expected losses in involuntary business.

Approximately $140.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004.

Approximately $126.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. Approximately $15.0 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium is impacted by the level of ceded losses.

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

Approximately $53.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily a result of improved experience on several coverages on middle market business, mainly in accident year 2004.

Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits on recent policies, primarily workers compensation.

In addition, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $6.0 million of favorable premium development related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.

Specialty Lines

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

Approximately $45.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors and officers (“D&O”) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $43.0 million of unfavorable net prior year claim and

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

allocated claim adjustment expense development was recorded due to large claims under excess coverages provided to health care facilities.

Approximately $32.0 million of favorable claim and allocated claim adjustment expense reserve development related to surety business was due to a favorable outcome on several specific large claims and lower than expected emergence of additional large claims related to accident years 1999 through 2003.

   Approximately $30.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to a commutation agreement executed in the fourth quarter of 2005 of a corporate aggregate reinsurance agreement. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.

Approximately $24.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses.

Approximately $14.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded due to lower severity in the dental program.

The remainder of the favorable net prior year claim and allocated claim adjustment expense development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense development attributed to other large D&O claims.

In addition, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.

Other Insurance

Approximately $157.0 million of unfavorable claim and allocated claim adjustment expense reserve development was attributable to CNA’s assumed reinsurance operations, driven by a significant increase in large claim activity during 2005 across multiple accident years. This development was concentrated in the proportional liability, excess of loss liability, and professional liability businesses, which impact underlying coverages that include general liability, umbrella, E&O and D&O. CNA’s assumed reinsurance operations were put in run-off in 2003.

During the fourth quarter of 2005, CNA executed significant commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $62.0 million of unfavorable claim and allocated claim adjustment expense reserve development.

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

Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense development was related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above. The unfavorable premium development was driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

CNA noted adverse development in various pollution accounts in its most recent ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves by $50.0 million in 2005.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The overall unfavorable claim and allocated claim adjustment expense reserve development was partially decreased by favorable claim and allocated claim adjustment expense reserve development in various other programs in runoff, including Financial Guarantee, Guarantee and Credit, and Mortgage Guarantee. These programs have recently exhibited favorable trends due to offsetting recoveries and commutations, leading to reductions in the estimated liabilities.

2004 Net Prior Year Development

Standard Lines

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

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded in involuntary pools in which CNA’s participation is mandatory and primarily based on premium writings. Approximately $15.0 million of this unfavorable net prior year claim and allocated claim adjustment expense development was related to CNA’s share of the National Workers Compensation Reinsurance Pool (“NWCRP”). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement is a higher allocation to the remaining pool members, including CNA. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense development was primarily due to increased severity trends for workers compensation exposures in older years.

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

Standard Lines

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

Approximately $84.0 million of losses was recorded during 2003 as the result of a commutation of ceded reinsurance treaties with Gerling covering CNA Health Pro, relating to accident years 1999 through 2002.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following development was recorded in 2003 as a result of the elimination of deficiencies and redundancies in reserve positions within the segment. An additional $50.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded related to medical malpractice and long term care facilities. Partially offsetting this unfavorable net prior year claim and allocated claim adjustment expense reserve development was a $25.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties. The benefit was comprised of $56.0 million of ceded losses and $31.0 million of ceded premiums for accident years 2000 and 2001. See Note 18 for further discussion of CNA’s aggregate reinsurance treaties.

Other Insurance

The development recorded in Other Insurance was primarily driven by $795.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development related to APMT.

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

The CNA Re unfavorable net prior year development for 2003 was also due to a general change in the pattern of how losses emerged over time as reported by the companies that purchased reinsurance from CNA Re. Losses have continued to show large increases for accident years in the late 1990s and into 2000 and 2001. These increases are greater than the increases indicated by patterns from older accident years and had a similar effect on several lines of business. Approximately $67.0 million unfavorable net prior year development recorded in 2003 was related to proportional liability exposures, primarily from multi-line and umbrella contracts in accident years 1997 through 2001. Approximately $32.0 million of unfavorable net prior year development recorded in 2003 was related to assumed financial reinsurance for accident years 2001 and prior and approximately $24.0 million of unfavorable net prior year development was related to professional liability exposures in accident years 2001 and prior.

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

Offsetting this unfavorable net prior year development was approximately $55.0 million of favorable net prior year development related to the WTC event as well as a $45.0 million underwriting benefit from cessions to corporate aggregate reinsurance treaties recorded in 2003. The benefit from cessions to the corporate aggregate reinsurance treaties was comprised of $102.0 million of ceded losses and $58.0 million of ceded premiums for accident years 2000 and 2001.

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

Notes to Consolidated Financial Statements

Note 10.	Leases

The Company’s hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $97.8 million, $101.4 million, and $94.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2006	$71.9	$3.3
2007	60.7	2.1
2008	52.4	1.4
2009	43.0	1.1
2010	38.8	1.1
Thereafter	124.9	3.4
Total	$391.7	$12.4

Note 11.	Income Taxes

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

The Company’s consolidated federal income tax returns have been settled with the Internal Revenue Service (“IRS”) through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded net refund interest of $130.6 million that is included in Other Revenues in the Consolidated Statements of Operations.  Subsequent to this settlement, a review of tax liabilities was performed and the Company reduced its deferred tax liabilities by $58.5 million for the year ended December 31, 2005. The tax benefit relates primarily to the release of federal income tax reserves.

The federal income tax returns for 2002 through 2004 are currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on its financial condition or results of operations.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2005, the Company has not provided deferred taxes of $88.0 million, if sold through a taxable sale, on $250.0 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

Total income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, was different than the amounts of $646.3 million, $640.1 million and $(475.0) million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income (loss) before income tax expense (benefit) and minority interest is as follows:

Year Ended December 31	2005	2004	2003

Statutory rate	35%	35%	(35)%
Increase (decrease) in income tax rate resulting from:
Exempt interest and dividends received deduction	(6)	(6)	(7)
State and city income taxes	3	3	1
Prior year tax settlements	(3)
Other	(2)	(3)	2
Effective income tax rate	27%	29%	(39)%

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations and the cumulative effect of the changes in accounting principles, are as follows:

Year Ended December 31	2005	2004	2003
(In millions)

Income tax expense (benefit):
Federal:
Current	$521.6	$425.8	$(747.0)
Deferred	(117.3)	43.3	175.2
State and city:
Current	72.6	54.7	59.1
Deferred	7.7	11.8	(21.2)
Foreign	5.8	0.6	7.3
Total	$490.4	$536.2	$(526.6)

Deferred tax assets (liabilities) are as follows:

December 31	2005	2004
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$807.4	$716.6
Unearned premium reserves	232.4	233.1
Life reserve differences	186.6	192.4
Other insurance reserves	24.3	28.1
Receivables	292.2	309.0
Tobacco settlements	421.5	414.8
Employee benefits	293.6	294.4
Life settlement contracts	102.2	100.3
Investment valuation differences	130.2	149.3
Net operating loss carried forward	56.9	165.6
Basis differential in investment in subsidiary	42.2	49.4
Other	373.7	391.6
Gross deferred tax assets	2,963.2	3,044.6
Valuation allowance	(31.2)	(43.4)
Deferred tax assets after valuation allowance	$2,932.0	$3,001.2

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

December 31	2005	2004
(In millions)

Deferred tax liabilities:
Deferred acquisition costs	$(651.3)	$(691.0)
Net unrealized gains	(276.6)	(443.0)
Property, plant and equipment	(545.9)	(517.7)
Foreign and other affiliates	(15.4)	(232.0)
Basis differential in investment in subsidiary	(210.4)	(143.8)
Other liabilities	(327.1)	(328.4)
Gross deferred tax liabilities	(2,026.7)	(2,355.9)

Net deferred tax assets	$905.3	$645.3

Although realization of deferred tax assets is not assured, management believes it is more likely than not that net deferred tax assets, with the exception of the CNA and Diamond Offshore valuation allowances noted below, will be realized through future earnings, including but not limited to the generation of future income from continuing operations and reversal of existing temporary differences and available tax planning strategies. CNA has a valuation allowance of $30.4 million which remains outstanding at December 31, 2005 due to uncertainty in the ability of the foreign subsidiaries to generate sufficient future income. Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, maintained a valuation allowance of $0.8 million and $10.3 million at December 31, 2005 and 2004, respectively, on foreign tax credit carryforwards that begin expiring in 2011.

At December 31, 2005, Diamond Offshore has a net operating loss carryforward of approximately $10.5 million which will expire by 2010. It is expected that the net operating loss carryforward will be fully utilized by Diamond Offshore in future years.

Note 12.	Debt

December 31, 2005	Principal	Unamortized Discount	Net	Short-Term Debt	Long-Term Debt
(In millions)

Loews Corporation	$1,175.0	$10.3	$1,164.7	$299.8	$864.9
CNA Financial	1,699.4	9.1	1,690.3	252.4	1,437.9
Diamond Offshore	978.7	10.4	968.3		968.3
Boardwalk Pipeline	1,152.1	8.7	1,143.4	42.1	1,101.3
Loews Hotels	240.1		240.1	3.9	236.2
Total	$5,245.3	$38.5	$5,206.8	$598.2	$4,608.6

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

December 31	2005	2004
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $300)	$300.0	$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400
and $300) (a)	400.0	300.0
7.0% notes due 2023 (effective interest rate of 7.2%) (authorized, $400)		400.0
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300.0
Subordinated:
3.1% exchangeable subordinated notes due 2007 (effective interest rate
of 3.4%) (authorized, $1,150)		1,150.0
CNA Financial:
Senior:
6.5% notes due 2005 (effective interest rate of 6.6%) (authorized, $500)		492.8
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)	250.0	250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized $549)	549.0	549.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	30.9	30.9
Term loan due 2005 (effective interest rate of 2.8% )		10.0
Revolving credit facility due 2005 (effective interest rate of 3.5%)		25.0
Revolving credit facility due 2008 (effective interest rate of 5.0%)	20.0
2.5% Corporate note due 2006 (effective interest rate of 2.5%)		50.0
Other senior debt (effective interest rates approximate 5.8% and 7.5%)	36.9	47.5
Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250.0	250.0
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250.0
Zero coupon convertible debentures due 2020, net of discount of $12.2
and $333.8 (effective interest rate of 3.6%) (b)	18.7	471.2
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized $460) (c)	460.0	460.0
Subordinated debt due 2005 (effective interest rate of 7.1%)		12.8
Boardwalk Pipeline:
Senior:
Term loan due 2005 (effective interest rate of 3.3%)		575.0
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300.0
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185.0	185.0
Revolving credit facility due 2010 (effective interest rate of 5.2%)	42.1
Texas Gas:
Senior:
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%)
(authorized, $100)	100.0	100.0
Gulf South:
Senior:
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate
4.8% and 4.1%)	240.1	144.4
	5,245.3	7,041.2
Less unamortized discount	38.5	50.9
Debt	$5,206.8	$6,990.3

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.
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

(c)
The debentures are convertible into Diamond Offshore’s common stock at the rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. Upon conversion, Diamond Offshore has the right to deliver cash in lieu of shares of its common stock. Diamond Offshore may redeem all or a portion of the debentures at any time on or after April 15, 2008 at a price equal to 100% of the principal amount. Holders may require Diamond Offshore to purchase all or a portion of the debentures on April 15, 2008, at a price equal to 100% of the principal amount. Diamond Offshore, at its option, may elect to pay the purchase price in cash or shares of common stock, or in certain combinations thereof.

On January 18, 2005, Boardwalk Pipeline issued $300.0 million aggregate principal amount of 5.5% notes due 2017 and Gulf South issued $275.0 million aggregate principal amount of 5.1% notes due 2015. The proceeds from these notes were used to repay the $575.0 interim loan.

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

On June 7, 2005, Diamond Offshore repurchased $460.0 million, or $774.1 million in aggregate principal amount at maturity, of its Zero Coupon Debentures at a purchase price of $594.25 per $1,000 principal amount at maturity, which represents 96.2% of its then outstanding Zero Coupon Debentures. The holders of the remaining outstanding debentures have the right to require Diamond Offshore to repurchase the debentures on June 6, 2010 and June 6, 2015 at their accreted value through the date of purchase. As of December 31, 2005, the aggregate accreted value of its Zero Coupon Debentures of $18.7 million is classified as long-term debt in the Consolidated Balance Sheet.

On June 14, 2005, Diamond Offshore issued $250.0 million aggregate principal amount of 4.9% Senior Notes due 2015, at an offering price of 99.8% of the principal amount and resulted in net proceeds of $247.7 million.

The aggregate of long-term debt maturing in each of the next five years is approximately as follows: $598.2 million in 2006, $15.1 million in 2007, $851.3 million in 2008, $60.9 million in 2009 and $26.5 million in 2010.

Notes to Consolidated Financial Statements

Note 13.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Unrealized Gains (Losses) on Investments	Foreign Currency	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)
(In millions)

Balance, January 1, 2003 - as previously reported	$567.6	$(11.6)	$(17.7)	$538.3
Prior period adjustment (Note 25)		(17.9)		(17.9)
Balance, January 1, 2003-restated	567.6	(29.5)	(17.7)	520.4
Unrealized holding gains, net of tax of $88.4	173.1			173.1
Adjustment for items included in net loss,
net of tax of $65.5	105.3			105.3
Foreign currency translation adjustment, net of
tax of $1.8		75.5		75.5
Minimum pension liability adjustment, net of tax
of $61.2			(104.8)	(104.8)
Balance, December 31, 2003	846.0	46.0	(122.5)	769.5
Unrealized holding gains, net of tax of $169.0	244.0			244.0
Adjustment for items included in net income,
net of tax of $222.6	(377.2)			(377.2)
Foreign currency translation adjustment, net of
tax of $1.6		23.3		23.3
Minimum pension liability adjustment, net of tax
of $37.4			(62.2)	(62.2)
Balance, December 31, 2004	712.8	69.3	(184.7)	597.4
Unrealized holding gains, net of tax of $87.7	(102.9)			(102.9)
Adjustment for items included in net income,
net of tax of $71.1	(120.5)			(120.5)
Foreign currency translation adjustment, net of
tax of $1.8		(20.8)		(20.8)
Minimum pension liability adjustment, net of tax
of $24.2			(42.1)	(42.1)
Balance, December 31, 2005	$489.4	$48.5	$(226.8)	$311.1

Note 14.	Significant Transactions

Boardwalk Pipeline Initial Public Offering

In November of 2005, a wholly owned subsidiary of the Company, Boardwalk Pipeline, completed an initial public offering of 15,000,000 common limited partnership units at a price of $19.50 per common unit, representing a 14.5% limited partnership interest. In connection with the closing of this offering, the Company contributed, through a wholly owned subsidiary, its ownership interest in Boardwalk Pipelines, LLC, together with certain of its liabilities to Boardwalk Pipeline and received 53,256,122 common and 33,093,878 subordinated units representing an aggregate 83.5% limited partner interest. In addition, the Company’s subsidiary received a 2% general partnership interest and incentive distribution rights, which entitles the Company to an increasing percentage of the cash that is distributed in excess of $0.4025 per unit per quarter.

The subordinated units have secondary distribution rights during the subordination period and will convert to common units at the earliest date subsequent to which Boardwalk Pipeline has paid a $0.35 minimum quarterly distribution for twelve consecutive quarters, or minimum quarterly distributions in the amount of $0.525 per unit for four consecutive quarters.

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

The issuance price of the common units exceeded the Company’s carrying amount, resulting in a pretax gain of approximately $133.1 million. In accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company will defer gain recognition until the subordinated units are converted into common units.

Boardwalk Pipeline used the net proceeds of approximately $271.4 million to fund the repayment of its intercompany debt ($250.0 million) relating to the acquisition of Gulf South and to provide additional working capital.

Acquisitions

The Company, through its subsidiary Boardwalk Pipelines, LLC acquired Gulf South Pipeline, LP (“Gulf South”) from Entergy-Koch, LP, a venture between Entergy Corporation and Koch Energy, Inc., a subsidiary of privately-owned Koch Industries, Inc., in December of 2004. The Company funded the $1.14 billion purchase price, including transaction costs and closing adjustments, with $575.0 million of proceeds from an interim loan and the remaining approximately $561.0 million from its available cash. In January of 2005, Boardwalk Pipelines, LLC and Gulf South issued long-term debt and used the proceeds to repay the $575.0 million interim loan. See Note 12.

Gulf South owns and operates a 7,570-mile interstate natural gas pipeline and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The Gulf South pipeline system is comprised of the interstate transmission pipeline and 80.0 billion cubic feet (“Bcf”) of working gas storage capacity.

In May of 2003, Boardwalk Pipelines, LLC acquired Texas Gas from The Williams Companies, Inc. (“Williams”). The transaction value was approximately $1.05 billion, which included $250.0 million of existing Texas Gas debt. The results of Texas Gas have been included in the Consolidated Financial Statements from the date of acquisition. The Company funded the approximately $803.3 million balance of the purchase price, including transaction costs and closing adjustments, with $528.3 million of its available cash and $275.0 million of proceeds from an interim loan incurred by Texas Gas immediately after the acquisition.

Upon completion of the acquisition, Boardwalk Pipelines, LLC issued $185.0 million of 5.2% Notes due 2018 and Texas Gas issued $250.0 million of 4.6% Notes due 2015. The net offering proceeds of approximately $431.0 million were used to repay the $275.0 million interim loan and to retire approximately $132.7 million principal amount of Texas Gas’s existing $150.0 million of 8.625% Notes due 2004 and to pay related tender premiums. In March of 2004, Texas Gas retired the remaining $17.3 million principal amount of its 8.625% Notes upon final maturity. Texas Gas used its existing cash balances to fund this maturity. Boardwalk Pipelines, LLC was converted to a limited partnership in November 2005 and is now known as Boardwalk Pipelines, LP.

Texas Gas owns and operates a 5,900-mile natural gas pipeline system that transports natural gas originating in the Louisiana Gulf Coast and East Texas and running north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. Texas Gas currently has a delivery capacity of 2.8 Bcf per day and a working storage capacity of 63.0 Bcf.

The allocation of purchase price to the assets and liabilities acquired was as follows:

	Gulf South	Texas Gas
(In millions)

Current assets	$77.4	$81.6
Property, plant and equipment	1,159.0	691.4
Goodwill		169.3
Other non-current assets	28.3	243.9
Current liabilities	(108.7)	(58.9)
Short-term debt		(149.8)
Long-term debt		(99.2)
Other liabilities and deferred credits	(34.8)	(74.6)
	$1,121.2	$803.7

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

The following unaudited pro forma financial information assumes that Texas Gas and Gulf South had been acquired as of January 1, 2003. The pro forma amounts include certain adjustments, including an adjustment to depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt in the acquisitions, redemption of $132.7 million principal amount of Texas Gas’s existing notes; and the related tax effect of these items. The pro forma amounts do not reflect any adjustments related to the separation of Texas Gas from Williams for certain services provided by Williams under a transition services agreement.

Year Ended December 31	2004	2003
(In millions, except per share data)

Total revenues	$15,477.8	$16,786.6
Income (loss) from continuing operations	1,260.0	(631.0)
Net income (loss)	1,240.5	(574.2)

Basic income (loss) per share of Loews common stock:
Income (loss) from continuing operations	$5.80	$(4.02)
Net income (loss)	5.69	(3.72)

Diluted income (loss) per share of Loews common stock:
Income (loss) from continuing operations	$5.79	$(4.02)
Net income (loss)	5.69	(3.72)

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

Personal Insurance Transaction

As part of the sale of CNA’s personal insurance business to The Allstate Corporation (“Allstate”) on October 1, 1999, Allstate paid CNA $20.0 million for an option to purchase 100% of the common stock of five CNA insurance subsidiaries. Subsequent to the sale, Allstate and CNA agreed to substitute other CNA subsidiaries for the originally named subsidiaries, and to extend the purchase option period for the substituted subsidiaries through 2005. CNA compensated Allstate for the postponement of its right to exercise the option and the reduced number of licenses in the substitute companies.

On October 1, 2005, Allstate exercised its option to purchase the five substitute companies. The consideration received by CNA, which totaled $60.0 million, was equal to the fair value of investments and cash, less the balance of surplus note liabilities of the substitute companies, which approximated the GAAP carrying value of the five substitute companies. CNA recognized a gain of $7.3 million after tax and minority interest which was the remaining deferred balance of the option consideration. Net loss of the business sold was $0.9 million for the year ended December 31, 2005. Net income was $0.9 million and $1.8 million for the years ended December 31, 2004 and 2003.

Managed Care Holdings Corporation

On March 31, 2005, CNA completed the sale of Managed Care Holdings Corporation, and its subsidiary, Caronia Corporation, to Octagon Risk Services, Incorporated, for approximately $16.0 million. As a result of the sale, the

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

Company recorded a realized gain of approximately $2.6 million after tax and minority interest. The revenues of the business sold were $4.0 million, $16.0 million and $13.0 million for the years ended December 31, 2005, 2004 and 2003. Net income was $0.2 million, $0.2 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003.

Specialty Medical Business

On January 6, 2005, CNA completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $8.2 million after tax and minority interest. The revenues of the business sold were $17.0 million, $166.0 million and $102.0 million for the years ended December 31, 2005, 2004 and 2003. Net income related to this business was $16.4 million, $14.6 million and $7.2 million for the years ended December 31, 2005, 2004 and 2003.

Sale of CNA Trust

On August 1, 2004, CNA completed the sale of the retirement plan trust and recordkeeping business portfolio of CNA Trust to Union Bank of California, N.A. (“Union Bank”) for approximately $12.0 million. As a result of the sale, CNA recorded a realized investment gain of approximately $9.0 million pretax ($4.6 million after tax and minority interest) for the year ended December 31, 2004.

Union Bank assumed assets and liabilities of $172.0 million and $172.0 million at August 1, 2004. The revenues of the business sold through the sale date were $11.0 million and $27.0 million for the years ended December 31, 2004 and 2003. Net results of operations of this business through the sale date were a net loss of $1.8 million and net income of $0.0 million for the years ended December 31, 2004 and 2003.

On November 19, 2004, the charter of CNA Trust was sold to Nevada Security Bank for a nominal fee. As part of the sale, CNA Trust was merged into Nevada Security Bank, and is no longer a subsidiary of CNA.

Individual Life Sale

On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL, a wholly owned subsidiary of CAC, and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As a result of this reinsurance agreement with Swiss Re, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700.0 million and recorded a realized investment loss of $622.0 million pretax ($352.9 million after tax and minority interest).

Swiss Re assumed assets and liabilities of $6.6 billion and $5.2 billion at April 30, 2004. The revenues of the individual life business through the sale date were $151.0 million and $625.0 million for the years ended December 31, 2004 and 2003. The net results for this business through the sale date were a net loss of $5.5 million, and net income of $38.8 million for the years ended December 31, 2004 and 2003.

Group Benefits Sale

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. The business sold included group life and accident, short and long term disability and certain other products. CNA’s group long term care and specialty medical businesses were excluded from the sale. In connection with the sale, CNA received consideration of approximately $530.0 million and recorded a realized investment loss on the sale of $163.0 million pretax ($109.1 million after tax and minority interest).

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

As a result of this agreement, Hartford assumed assets and liabilities of $2.4 billion and $1.6 billion at December 31, 2003. The revenues of the Group Benefits business were $1,204.0 million for the year ended December 31, 2003. Net income was $46.9 million for the year ended December 31, 2003.

Assumed Reinsurance Renewal Rights Sale

In October of 2003, CNA sold the renewal rights for most of the treaty business of CNA Re to Folksamerica Reinsurance Company (“Folksamerica”). Under the terms of the transaction, Folksamerica compensated CNA based upon the amount of premiums renewed by Folksamerica over the next two contract renewals. The renewal rights transaction did not have a material effect on results of operations. Concurrent with the sale, CNA withdrew from the assumed reinsurance business and is managing the run-off of its retained liabilities.

CNA Re U.K. and Other Dispositions of Certain Businesses

On October 31, 2002, CNA completed the sale of CNA Re Management Company Limited (“CNA Re U.K.”) to Tawa UK Limited (“Tawa”), a subsidiary of Artemis Group, a diversified French-based holding company.

Under the terms of the purchase agreement there was a purchase price adjustment that entitled CCC to receive $5.0 million from Tawa after Tawa was able to legally withdraw funds from the former CNA Re U.K. entities; at December 31, 2004, CCC had received all amounts owed to it, totaling approximately $5.0 million. CNA has also committed to contribute up to $5.0 million to the former CNA Re U.K. entities over a four-year period beginning in 2009 should the Financial Services Authority (“FSA”) deem those entities to be undercapitalized. In February 2005, CCC repaid Tawa the $5.0 million received as the purchase price adjustment in settlement of certain claims made by Tawa against CCC. As a result of this settlement, CNA’s contingent liability to contribute to the former CNA Re U.K. has been reduced to zero.

Note 15.	Restructuring and Other Related Charges

In 2001, CNA finalized and approved two separate restructuring plans. The first plan related to CNA’s Information Technology operations (the “IT Plan”). The initial restructuring and other related charges amounted to $62.0 million in 2001. The remaining accrual related to this restructuring charge of $3.0 million was released in 2004.

The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During 2005, 2004 and 2003, approximately $1.0 million, $5.0 million and $17.0 million of costs were paid. In addition, a remaining accrual of $1.0 million related to impaired assets was released in 2005. At December 31, 2005, the remaining accrual was $13.0 million. The initial restructuring and other related charges amounted to $189.0 million in 2001.

Note 16.	Statutory Accounting Practices (Unaudited)

CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net realized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve

Notes to Consolidated Financial Statements
Note 16. Statutory Accounting Practices (Unaudited) - (Continued)

amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2005 or 2004.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2005, CCC is in a positive earned surplus position, enabling CCC to pay approximately $48.0 million of dividend payments during 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s 2006 debt service and principal repayment requirements.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31 (a)		Year Ended December 31
Unaudited	2005	2004	2005	2004	2003
(In millions)

Property and casualty companies	$6,940.0	$6,998.0	$550.0	$694.0	$(1,484.0)
Life and group insurance companies	627.0	1,177.0	65.0	334.0	115.0

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group companies’ capital and surplus.

Note 17.	Benefit Plans

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include, among others, years of service and average pay. The benefits for one plan which covers union workers

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

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

The Company uses December 31 as the measurement date for the majority of its plans.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2005	2004	2003	2005	2004	2003

Discount rate	5.6%	5.9%	6.3%	5.5%	5.9%	6.3%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.0%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2005	2004	2003	2005	2004	2003

Discount rate	5.9%	6.2% to 6.3%	6.8%	5.9%	5.9% to 6.2%	6.8%
Expected long-term rate of return on
plan assets	7.5% to 8.0%	7.5% to 8.0%	7.5% to 8.0%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	5.3% to 5.8%

The long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:

December 31	2005	2004	2003

Health care cost trend rate assumed for next year	4% to 11%	4% to 11.5%	4% to 12%
Rate to which the cost trend rate is assumed to decline (the ultimate
trend rate)	4% to 5%	4% to 5%	4% to 5%
Year that the rate reaches the ultimate trend rate	2006-2018	2005-2018	2004-2018

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost	$4.4	$(3.8)
Effect on postretirement benefit obligation	37.2	(43.0)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2005	2004	2003	2005	2004	2003
(In millions)

Service cost	$54.5	$58.2	$55.4	$10.6	$11.3	$12.8
Interest cost	212.3	211.7	209.1	30.7	35.7	37.8
Expected return on plan assets	(236.6)	(230.7)	(218.5)	(4.6)	(5.3)	(3.0)
Amortization of unrecognized
net loss	27.5	16.3	8.6	5.1	2.1	0.7
Amortization of unrecognized prior
service cost	7.5	7.5	8.9	(29.8)	(21.6)	(17.9)
Special termination benefit	0.4		0.2
Settlement loss		4.5	7.9
Net periodic benefit cost	$65.6	$67.5	$71.6	$12.0	$22.2	$30.4

Additional Information:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
(In millions)

Increase in minimum liability included in Other
comprehensive income	$67.2	$106.6	N/A	N/A

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,700.8	$3,492.7	$535.9	$664.9
Service cost	54.5	58.2	10.6	11.3
Interest cost	212.3	211.7	30.7	35.7
Plan participants’ contributions	0.2		14.7	16.4
Amendments	1.0	0.1	(3.8)	(143.2)
Actuarial loss	134.9	157.3	27.7	7.9
Benefits paid from plan assets	(213.5)	(227.4)	(40.5)	(57.1)
Curtailment		2.3
Special termination benefit	0.4	0.1
Foreign exchange	(5.5)	5.8
Benefit obligation at December 31	3,885.1	3,700.8	575.3	535.9

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
(In millions)

Change in plan assets:

Fair value of plan assets at January 1	3,132.6	3,063.0	76.5	71.7
Actual return on plan assets	247.8	248.2	5.2	4.8
Company contributions	73.1	45.0	23.6	40.7
Plan participants’ contributions	0.3		14.7	16.4
Curtailment		(0.7)
Benefits paid from plan assets	(213.5)	(227.4)	(40.5)	(57.1)
Foreign exchange	(4.5)	4.5
Fair value of plan assets at December 31	3,235.8	3,132.6	79.5	76.5

Benefit obligation over plan assets	(649.3)	(568.2)	(495.8)	(459.4)
Unrecognized net actuarial loss	753.1	658.4	116.5	94.5
Unrecognized prior service cost (benefit)	36.5	42.9	(183.0)	(209.1)
Accrued benefit cost	$140.3	$133.1	$(562.3)	$(574.0)

Amounts recognized in the Consolidated Balance
Sheets consist of:

Prepaid benefit cost	$204.0	$205.8
Accrued benefit liability	(454.5)	(400.6)	$(562.3)	$(574.0)
Intangible asset	12.5	15.1
Accumulated other comprehensive income	378.3	312.8
Net amount recognized	$140.3	$133.1	$(562.3)	$(574.0)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2005	2004
(In millions)

Projected benefit obligation	$3,294.4	$3,135.5
Accumulated benefit obligation	3,038.4	2,898.2
Fair value of plan assets	2,599.0	2,507.7

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

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

The Company’s pension plan and other postretirement benefit weighted-average asset allocation at December 31, 2005 and 2004, by asset category are as follows:

			Percentage of
	Percentage of		Other Postretirement Benefits
	Pension Plan Assets		Plan Assets
December 31	2005	2004	2005	2004

Asset Category:

Equity securities	27.4%	19.0%
Debt securities	37.1	55.5	100.0%	100.0%
Limited Partnerships	12.1	11.8
Other	23.4	13.7
Total	100.0%	100.0%	100.0%	100.0%

The table below presents the estimated future minimum benefit payments at December 31, 2005.

			Less
	Pension	Postretirement	Medicare
Expected future benefit payments	Benefits	Benefits	Subsidy	Net

2006	$212.5	$36.7	$2.2	$34.5
2007	212.1	38.4	2.4	36.0
2008	218.1	40.2	2.6	37.6
2009	229.0	42.2	2.9	39.3
2010	232.3	44.1	3.1	41.0
Thereafter	1,286.1	244.4	18.9	225.5
	$2,390.1	$446.0	$32.1	$413.9

In 2006, it is expected that contributions of $12.6 million will be made to pension plans and $34.0 million to postretirement healthcare and life insurance benefit plans.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $40.1 million, $64.4 million and $72.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plans - In 2005, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews Common stock for which options may be granted under the Loews Plan increased from 2,000,000 shares to 4,000,000 shares, and the maximum number of shares of Loews Common stock with respect to which options may be granted to any individual in any calendar year is 400,000 shares. The exercise price per share may not be less than the fair value of the Common stock on the date of grant. Generally, options vest ratably over a four-year period and expire in ten years.

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

A summary of the stock option transactions for the Loews Plan follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding, January 1	1,257,775	$50.302	1,127,450	$46.678	827,000	$46.535
Granted	319,275	78.540	306,625	57.523	306,300	46.748
Exercised	(262,314)	45.760	(137,525)	36.358	(5,850)	30.140
Canceled	(29,078)	60.053	(38,775)	51.495
Options outstanding, December 31	1,285,658	58.020	1,257,775	50.302	1,127,450	46.678

Options exercisable, December 31	582,361	$50.373	557,025	$46.251	430,625	$42.657

Shares available for grant,
December 31	2,283,253		573,450		841,300

The following table summarizes information about the Company’s stock options outstanding in connection with the Loews Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$30.140	69,000	4.0	$30.140	69,000	$30.140
30.141 - 47.370	398,850	6.3	46.629	262,575	46.532
47.371 - 56.840	75,958	7.9	52.040	24,909	51.958
56.841 - 64.140	427,750	7.0	59.106	208,377	59.111
64.141 - 94.740	314,100	9.1	78.578	17,500	81.480

In February of 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options may be granted under the Carolina Group Plan is 1,500,000 shares; and the maximum number of shares of Carolina Group stock with respect to which options may be granted to any individual in any calendar year is 200,000 shares. The exercise price per share may not be less than the fair value of the stock on the date of the grant. Generally, options vest ratably over a four-year period and expire in ten years.

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

A summary of the stock option transactions for the Carolina Group Plan follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding, January 1	560,000	$25.230	389,250	$25.216	195,000	$28.000
Granted	212,000	34.164	209,500	25.181	209,000	22.740
Exercised	(224,428)	25.684	(2,250)	22.740
Canceled	(11,000)	27.403	(36,500)	24.947	(14,750)	26.930
Options outstanding, December 31	536,572	28.526	560,000	25.230	389,250	25.216

Options exercisable, December 31	45,310	$25.697	135,750	$26.276	52,750	$28.000

Shares available for grant,
December 31	736,750		937,750		1,110,750

The following table summarizes information about the Company’s stock options outstanding in connection with the Carolina Group Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$22.740	102,500	7.0	$22.740	12,000	$22.740
22.741 - 27.999	166,822	8.0	25.164	13,810	25.015
28.000 - 31.400	57,250	5.8	28.000	19,500	28.000
31.401 - 39.250	210,000	9.1	34.164

The fair value of granted options for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions and results:

Year Ended December 31	2005	2004	2003

Loews Plan:
Expected dividend yield	0.8%	1.0%	1.3%
Expected volatility	19.6%	23.1%	35.3%
Weighted average risk-free interest rate	3.9%	3.4%	4.5%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of options	$19.18	$14.19	$15.92

Carolina Group Plan:
Expected dividend yield	5.4%	7.1%	8.1%
Expected volatility	31.2%	30.1%	36.4%
Weighted average risk-free interest rate	3.9%	3.4%	4.5%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of options	$6.57	$3.75	$3.89

Notes to Consolidated Financial Statements

Note 18.	Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition CNA assumes reinsurance as member of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at December 31, 2005 and 2004.

December 31	2005	2004
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,605.2	$13,878.4
Ceded future policy benefits	1,192.9	1,259.6
Ceded policyholders’ funds	56.3	64.8
Billed reinsurance receivables	582.3	685.2
Reinsurance receivables	12,436.7	15,888.0
Allowance for uncollectible reinsurance	(519.3)	(546.3)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$11,917.4	$15,341.7

Ceded claim and claim adjustment expense related reinsurance receivables were reduced by approximately $2,000.0 million in 2005 due to the impact of three significant commutations. See further discussion related to commutations below.

The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance due to the execution of several commutation agreements, as discussed further below. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Consolidated Statements of Operations.

Prior to the April 2004 sale of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2005 and December 31, 2004, CNA ceded $968.0 million and $1,012.0 million of future policy benefits to Swiss Re.

On December 31, 2003, CNA completed the sale of the majority of its Group Benefits business through the sale of CNAGLA to Hartford Financial Services Group, Inc. (“Hartford”). In connection with the sale of the group benefits business, CNA ceded insurance reserves to Hartford. As of December 31, 2005 and 2004, these ceded reserves were $1,347.0 million and $1,726.0 million.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $4,277.0 million and $6,231.0 million at December 31, 2005 and 2004. In addition, on a more limited basis, CNA may enter into reinsurance contracts with reinsurers that are not rated.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

In 2005, CNA entered into several significant commutation agreements, including the Aggregate Cover as discussed further below. These commutations resulted in an unfavorable impact of $399.0 million and CNA received $446.0 million of cash in connection with these significant commutations.

In 2004, CNA executed commutation agreements with several members of The Trenwick Group. These commutations resulted in an unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of previously established allowance of uncollectible reinsurance. These commutations resulted in a favorable impact of $28.0 million and CNA received $69.0 million of cash in connection with these significant commutations.

In 2003, CNA commuted all remaining ceded and assumed reinsurance contracts with four Gerling entities. The commutations resulted in an unfavorable impact of $109.0 million, which was net of a previously established allowance for doubtful accounts of $47.0 million, and CNA received $324.0 million of cash in connection with these significant commutations. CNA has no further exposure to the Gerling companies that are in run-off.

CNA’s largest recoverables from a single reinsurer at December 31, 2005, including prepaid reinsurance premiums, were approximately $2,215.0 million from subsidiaries of Swiss Reinsurance Group, $1,364.0 million from subsidiaries of Hartford Life Group Insurance Company, $971.0 million from subsidiaries of Munich American Holding, $871.0 million from Allstate, and $516.0 million from syndicates of Lloyd’s of London.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Operations are net of reinsurance recoveries of $1,459.0 million, $5,792.0 million and $6,265.0 million for 2005, 2004 and 2003.

The effects of reinsurance on earned premiums for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

	Direct	Assumed	Ceded	Net	Assumed/ Net %
(In millions)

Year Ended December 31, 2005

Property and casualty	$10,354.0	$186.0	$3,675.0	$6,865.0	2.7%
Accident and health	1,040.0	60.0	400.0	700.0	8.6
Life	140.0		136.0	4.0
Total	$11,534.0	$246.0	$4,211.0	$7,569.0	3.3%

Year Ended December 31, 2004

Property and casualty	$10,739.0	$199.0	$3,634.0	$7,304.0	2.7%
Accident and health	1,224.0	63.0	507.0	780.0	8.1
Life	419.0		298.0	121.0
Total	$12,382.0	$262.0	$4,439.0	$8,205.0	3.2%

Year Ended December 31, 2003

Property and casualty	$10,661.0	$726.0	$4,450.0	$6,937.0	10.5%
Accident and health	1,598.0	92.0	59.0	1,631.0	5.6
Life	1,102.0	7.0	465.0	644.0	1.1
Total	$13,361.0	$825.0	$4,974.0	$9,212.0	9.0%

Included in the direct and ceded earned premiums for the years ended December 31, 2005, 2004 and 2003 are $3,306.0 million, $3,293.0 million and $2,652.0 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

The impact of reinsurance on life insurance inforce at December 31, 2005, 2004 and 2003 is shown in the following table:

December 31	Direct	Assumed	Ceded	Net
(In millions)

2005	$20,548.0	$1.0	$20,528.0	$21.0
2004 (a)	56,610.0	35.0	54,486.0	2,159.0
2003	388,380.0	588.0	295,659.0	93,309.0

(a)	The decline in gross inforce is attributable to the sales of the group benefits and the individual life businesses.

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

Funds Withheld Reinsurance Arrangements

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

Interest cost on funds withheld and other deposits is credited during all periods in which a funds withheld liability exists. Pretax interest cost, which is included in net investment income, was $166.0 million, $261.0 million and $335.0 million in 2005, 2004 and 2003. The amount subject to interest crediting rates on such contracts was $1,050.0 million and $2,564.0 million at December 31, 2005 and 2004. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaties, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. In addition, on the corporate aggregate reinsurance treaties discussed below, if CNA exceeds certain aggregate loss ratio thresholds, the rate on which interest charges are accrued would increase and be retroactively applied to the inception of the contract or to a specified date. Any such retroactive interest is accrued in the period the additional premiums arise or the loss ratio thresholds are met. The amount of retroactive interest was $4.0 million, $45.0 million and $147.0 million in 2005, 2004 and 2003.

The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur significant interest costs on these contracts for several years.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaties discussed in further detail below. In 2003, CNA discontinued purchases of such contracts. As discussed above, effective October 1, 2005, the Aggregate Cover was commuted.

Year Ended December 31, 2005	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium	$(17.0)		$48.0	$31.0
Ceded claim and claim adjustment expense	(244.0)		(154.0)	(398.0)
Ceding commissions			(27.0)	(27.0)
Interest charges	(57.0)	$(66.0)	(34.0)	(157.0)
Pretax (expense) benefit	$(318.0)	$(66.0)	$(167.0)	$(551.0)

Year Ended December 31, 2004

Ceded earned premium	$(1.0)		$(19.0)	$(20.0)
Ceded claim and claim adjustment expense			15.0	15.0
Ceding commissions			2.0	2.0
Interest charges	(82.0)	$(91.0)	(72.0)	(245.0)
Pretax (expense) benefit	$(83.0)	$(91.0)	$(74.0)	$(248.0)

Year Ended December 31, 2003

Ceded earned premium	$(258.0)	$(100.0)	$(172.0)	$(530.0)
Ceded claim and claim adjustment expense	500.0	143.0	222.0	865.0
Ceding commissions			18.0	18.0
Interest charges	(147.0)	(59.0)	(127.0)	(333.0)
Pretax (expense) benefit	$95.0	$(16.0)	$(59.0)	$20.0
Included in “All Other” above for the year ended December 31, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10.0 million pretax expense for the year ended December 31, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Year Ended December 31	2005	2004	2003
(In millions)

Standard Lines	$(399.0)	$(185.0)	$10.0
Specialty Lines	(41.0)	(1.0)	6.0
Other Insurance	(111.0)	(62.0)	4.0
Pretax (expense) benefit	$(551.0)	$(248.0)	$20.0

Corporate Aggregate Reinsurance Treaties

CNA had an aggregate reinsurance treaty related to the 1999 through 2001 accident years that covered substantially all of CNA’s property and casualty lines of business (the “Aggregate Cover”). The aggregate limits under both sections of the Aggregate Cover have been fully utilized and in 2005 the Aggregate Cover was commuted, as discussed in more detail previously in this note. The Aggregate Cover provided for two sections of coverage. These coverages attached at defined loss ratios for each accident year. Coverage under the first section of

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

the Aggregate Cover, which was available for all accident years covered by the treaty, had a $500.0 million limit per accident year of ceded losses and an aggregate limit of $1.0 billion of ceded losses for the three accident years. The ceded premiums associated with the first section were a percentage of ceded losses and for each $500.0 million of limit the ceded premium was $230.0 million. The second section of the Aggregate Cover, which only related to accident year 2001, provided additional coverage of up to $510.0 million of ceded losses for a maximum ceded premium of $310.0 million. Under the Aggregate Cover, interest charges on the funds withheld liability accrue at 8.0% per annum. The aggregate loss ratio for the three-year period exceeded certain thresholds which required additional premiums to be paid and an increase in the rate at which interest charges were accrued.

In 2001, as a result of reserve additions including those related to accident year 1999, the remaining $500.0 million limit related to the 1999 accident year under the first section was fully utilized and losses of $510.0 million were ceded under the second section as a result of losses related to the World Trade Center event. During 2003, as a result of the unfavorable net prior year development recorded related to accident years 2000 and 2001, the $500.0 million limit related to the 2000 and 2001 accident years under the first section was fully utilized and losses of $500.0 million were ceded under the first section of the Aggregate Cover.

In 2001, CNA entered into a one-year aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The CCC Cover was fully utilized in 2003. The loss protection provided by the CCC Cover has an aggregate limit of approximately $761.0 million of ceded losses. The ceded premiums are a percentage of ceded losses. The ceded premium related to full utilization of the $761.0 million of limit is $456.0 million. The CCC Cover provides continuous coverage in excess of the second section of the Aggregate Cover discussed above. Under the CCC Cover, interest charges on the funds withheld are accrued at 8.0% per annum. The interest rate increases to 10.0% per annum if the aggregate loss ratio exceeds certain thresholds. The aggregate loss ratio exceeded that threshold in 2004 which required retroactive interest charges on funds withheld.

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

Notes to Consolidated Financial Statements

Note 19.	Quarterly Financial Data (Unaudited)

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)		(Restated)	(Restated)	(Restated)

Total revenues	$4,108.0	$4,137.9	$4,030.7	$3,741.2

Income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	37.8	232.5	378.1	293.2
Per share-basic	0.20	1.25	2.04	1.58
Per share-diluted	0.20	1.25	2.03	1.58

Discontinued operations, net	8.1	2.2	1.8	6.6
Per share-basic	0.04	0.01	0.01	0.04
Per share-diluted	0.04	0.01	0.01	0.04

Net income (loss)	45.9	234.7	379.9	299.8
Per share-basic	0.25	1.26	2.05	1.62
Per share-diluted	0.25	1.26	2.04	1.62

Carolina Group stock:
Net income	81.6	67.5	55.7	46.5
Per share-basic and diluted	1.11	0.99	0.82	0.68

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)

Total revenues	$4,052.1	$3,782.0	$3,909.4	$3,493.4

Income attributable to:

Loews common stock:
Income (loss) from continuing operations	445.3	225.1	369.9	10.5
Per share-basic and diluted	2.40	1.21	1.99	0.6

Discontinued operations	(1.0)	(10.1)	(3.0)	(5.4)
Per share-basic and diluted	(0.01)	(0.05)	(0.02)	(0.03)

Net income (loss)	444.3	215.0	366.9	5.1
Per share-basic and diluted	2.39	1.16	1.97	0.03

Carolina Group stock:
Net income	56.1	53.4	40.6	34.4
Per share-basic and diluted	0.93	0.92	0.70	0.59

Notes to Consolidated Financial Statements
Note 19. Quarterly Financial Data (Unaudited) - (Continued)

   The following tables set forth unaudited quarterly results for 2005 and 2004 as previously reported before a restatement to reflect the change in accounting described in Note 25:

2005 Quarter Ended	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,137.9	$4,030.7	$3,741.2

Net income attributable to:

Loews common stock:
Net income	232.5	378.1	293.2
Per share-basic	1.25	2.04	1.58
Per share-diluted	1.25	2.03	1.58

Carolina Group stock:
Net income	67.5	55.7	46.5
Per share-basic and diluted	0.99	0.82	0.68

2004 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,052.7	$3,786.8	$3,915.7	$3,493.3

Net income attributable to:

Loews common stock:
Net income	445.3	225.1	369.9	10.5
Per share-basic and diluted	2.40	1.21	1.99	0.06

Carolina Group stock:
Net income	56.1	53.4	40.6	34.4
Per share-basic and diluted	0.93	0.92	0.70	0.59

Note 20.	Legal Proceedings

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

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, served on CCC on May 24, 2005, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Insurance Related - (Continued)

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

A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported in excess of $200.0 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

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

In addition, CNA has instituted arbitration proceedings against John Hancock in which CNA is seeking rescission of the Treaties as well as access to and the right to inspect the books and records relating to the Treaties. Discovery is ongoing in that arbitration proceeding and a hearing is currently scheduled for April of 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings. CNA has also undertaken legal action seeking to avoid portions of the remaining exposure arising out of the IGI Program.

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of CNA’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above, and CNA’s inability to guarantee any outcome in the arbitration proceedings. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Insurance Related - (Continued)

Company, although results of operations may be adversely affected. CNA’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. CNA has denied the material allegations of the amended complaint and, based on facts and circumstances presently known, in the opinion of management, the resolution of the litigation will not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

New Jersey Wage and Hour Litigation

W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The Complaint was filed on January 12, 2006. The claims are brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. Under federal law and New Jersey state law, plaintiff seeks to represent others similarly situated who opt in to the action and who also allege they are owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff seeks “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction). Under New Jersey law, plaintiff seeks to represent an “opt out” class of employees and former employees holding the analysts jobs described above (a class alleged to be at least 300 individuals). CNA denies the material allegations of the Complaint and intends to vigorously contest the claims on numerous substantive and procedural grounds.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. CNA has denied the material allegations made in these cases and, based on facts and circumstances presently known, in the opinion of management the resolution of the cases will not materially affect the equity of the Company, although results of operations may be adversely affected.

APMT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 9 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,000 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,675 of these cases.

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,300 cases are pending, including approximately 1,025 cases against Lorillard. The 1,300 cases include approximately 975 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 885 of the approximately 975 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

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

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in six of the seven Reimbursement cases pending against cigarette manufacturers in the United States. The Company is a defendant in two of the cases. Lorillard is a defendant in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. The U.S. Supreme Court denied the government’s application seeking review of this decision, although plaintiff could again seek appellate review of this issue following a verdict. A bench trial of this matter began during September of 2004. All evidence has been submitted and the parties made their final post-trial submissions during the fourth quarter of 2005. The court could issue its verdict at any time. See Reimbursement Cases below.

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

In addition to the above, “Filter cases” are brought by smokers as well as former employees of Lorillard who seek damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending almost 50 years ago. Lorillard is a defendant in approximately 30 such cases.

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

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,300 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,025 of these cases. The Company is a defendant in two of the pending cases.

Approximately 975 of the 1,300 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC”. Lorillard is a defendant in approximately 885 of the 975 IPIC cases. The Company is not a defendant in any of the IPIC cases. The Supreme Court of Appeals of West Virginia has permitted the trial court to consider a consolidated trial plan for the IPIC cases, but whether the cases are to be consolidated for trial has not been determined.

Since January 1, 2004, verdicts have been returned in twelve cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in eight of the twelve trials, while juries found in favor of the plaintiffs and awarded damages in the four remaining cases. The defendants in each of these four cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Philip Morris has informed the court that it will seek review of this case by the U.S. Supreme Court. Lorillard is not a party to Williams. Manufacturers have exhausted their appeals in six Individual cases in recent years and have been required to pay damages to plaintiffs. Punitive damages were paid to the smokers in two of the six cases. Lorillard was not a party to these six matters.

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

FLIGHT ATTENDANT CASES - Approximately 2,625 Flight Attendant cases are pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. In the single trial decided for the plaintiff, the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter,

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

including interest, was approximately $60,000. In one of the six cases in which a defense verdict was returned, the court granted plaintiff’s motion for new trial and, following appeal, the case has been returned to the trial court for a second trial that has not been scheduled. In another of the cases in which a defense verdict was returned, plaintiff has appealed.

No flight attendant cases are scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in eleven pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Neither Lorillard nor the Company are defendants in approximately 35 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes.

Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 35 cases, 13 of which were in state court and 22 of which were in federal court. These 35 cases were filed in 17 states, the District of Columbia and the Commonwealth of Puerto Rico. One of these matters, known as In re: Simon II Litigation, was a purported nationwide class action on behalf of individuals with punitive damages claims against cigarette manufacturers, but this class was decertified by a federal court of appeals during 2005. In addition, a Nevada court granted motions to deny class certification in 20 separate cases in which the class definition asserted by the plaintiffs was identical to those in which the court had previously ruled in defendants’ favor. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which Lorillard was not a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Engle Case - One of the class actions pending against Lorillard is Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. The judgment also provided that the jury’s awards would bear interest at the rate of 10.0% per year. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see “Settlement of State Reimbursement Litigation” below). The court subsequently denied plaintiffs’ motion for rehearing. Plaintiffs appealed to the Florida Supreme Court which heard argument on November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the Florida appellate court’s decision should be upheld upon further appeals.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

challenge the Florida legislation. As of December 31, 2005, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the Florida appellate court’s decertification of the class and its order vacating the judgment.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid or is vacated on appeal. As of February 15, 2006 judicial interest totaled an additional amount of approximately $395.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. Oral argument in that matter has been scheduled for April 12, 2006. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class it had previously ordered. Plaintiffs are pursuing an appeal of this decertification ruling. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. Plaintiffs appealed, but the California Court of Appeal affirmed the dismissal during 2004. Plaintiffs are now pursuing an appeal to the California Supreme Court. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000) in which the court returned a verdict in favor of the class during March of 2003 and awarded it $7.1 billion in actual damages.

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. Following trial, the Illinois Supreme Court permitted Philip Morris to post a reduced bond, and it assumed immediate jurisdiction of Philip Morris’ appeal. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. Plaintiffs have moved for reconsideration of this ruling. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters. Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court heard plaintiffs’ motion for class certification during September of 2005 but it has permitted plaintiffs to submit additional evidence and has not issued a ruling.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in six pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company is a defendant in two of the Reimbursement cases in the U.S. The six pending cases are brought by two foreign governments; a city government and a group of hospitals; a group of taxpayers; an Indian tribe; and the U.S. federal government.

U.S. Federal Government Action - A verdict could be issued at any time in the U.S. federal government’s reimbursement and racketeering suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in the case. The Company is not a party to this action. At the time trial began during September of 2004, the government sought approximately $280.0 billion in disgorgement of profits from the defendants, including Lorillard, as well as injunctive relief. During 2005, a federal court of appeals ruled that the government is not permitted to recover disgorgement of profits. The U.S. Supreme Court declined to review this decision, although plaintiff could again seek appellate review of this issue following the entry of a verdict. The trial has concluded and the parties filed their final post-trial submissions during the fourth quarter of 2005. The court has not announced when it will issue its verdict.

In another of the cases, a private insurer in Israel, Clalit Health Services, seeks damages for providing treatment to individuals allegedly injured by cigarette smoking in Israel (Clalit Health Services v. Philip Morris, Inc., et al., District Court of Jerusalem, Israel). The Company was dismissed from this suit during 2005, although the time for plaintiff to appeal this order has not expired. The case remains pending against Lorillard, other cigarette manufacturers, and other defendants.

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

Lorillard recorded pretax charges of $876.4 million, $845.9 million and $785.2 million ($537.7 million, $522.6 million and $489.5 million after taxes) for the years ended December 31, 2005, 2004 and 2003, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers, although the states of Maryland and Pennsylvania are contending that payments under the Trust should continue to growers in those states since the new federal law did not cover them, and the matter is being litigated. In 2005 other litigation was resolved over the Trust’s obligation to return payments made by the Original Participating Manufacturers in 2004 or withheld from payment to the Trust for the fourth quarter of 2004, when the North Carolina Supreme Court ruled that such payments were due to the Trust. Lorillard’s share of payments into the Trust in 2004 was approximately $30.0 million and its share of the payment due for the last quarter of that year was approximately $10.0 million. Under the new law, enacted in October of 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers commenced in 2005.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending almost 50 years ago. Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $17.1 million in payments of judgments and settlements to finally resolve approximately 60 claims. In the only case with Filter claims to have been tried since January 1, 2004, Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County) the jury returned a verdict in favor of Lorillard. Plaintiff did not appeal and

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

this matter is concluded. Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed by courts in their entirety and plaintiffs have withdrawn their appeals, and the other actions in all states except for New Mexico and Kansas have been voluntarily dismissed. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants, including Lorillard, have filed motions for summary judgment and a response is to be served on or before February 20, 2006. As ordered by the Court, class notice was sent out by October 30, 2005. The New Mexico plaintiffs have been permitted to rely on discovery produced in the Kansas case. In the Kansas case, the District Court of Seward County certified a class of purchasers in Kansas in 2002. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial. Defendants filed a motion to enter a new case management order on January 18, 2006, requesting that the court confirm that fact discovery is closed, set a schedule for expert discovery, and set a schedule for summary judgment motions.

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

Lorillard has also committed to purchase at least 35% of its annual total requirements for flue-cured and burley tobacco domestically for the same period. The other major domestic tobacco companies and the major leaf buyers were also defendants, and all of the defendants with the exception of R.J. Reynolds were parties to the settlement agreement entered on October 1, 2003. R.J. Reynolds subsequently entered into a settlement agreement with the class and that agreement was approved by the Court. Lorillard contended that the R.J. Reynolds settlement agreement triggered a clause in Lorillard’s settlement agreement that would substantially reduce Lorillard’s commitments to buy domestic tobacco. After Lorillard prevailed on an appeal related to the claimed reduction, the trial court ruled that the leaf commitment will be reduced for Lorillard by approximately 60%, effective in 2006.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Briefing on the appeal was completed in December 2005, and no date has as yet been set for argument on the appeal.

Vending Machine Operators Antitrust Suit - Genesee Vending, Inc., et al. v. Lorillard Tobacco Co. (U.S. District Court, Eastern District of Michigan, filed May 14, 2004). More than 220 cigarette vending machine operators instituted a suit against Lorillard individually and on behalf of a putative class of all domestic cigarette vending machine operators, claiming that Lorillard has violated the federal Robinson-Patman Act by allegedly discriminating

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - Tobacco Related - (Continued)

against them in price and with respect to advertising and promotional payments and services provided in connection with the sale of cigarettes to competing convenience stores, gasoline stations, mini-marts, kiosks and discount stores. Plaintiffs seek treble damages and injunctive relief. On November 2, 2004, the Court granted Lorillard’s motion to dismiss the action. Plaintiffs then filed a first amended complaint on December 10, 2004. Lorillard also moved to dismiss this Complaint for failure to state a claim on which relief can be granted. The Court denied that motion on April 6, 2005. Lorillard filed an answer to the complaint on May 4, 2005. The Court heard argument on plaintiffs’ motion to certify the class on October 18, 2005. The suit was settled on December 6, 2005, for a payment by Lorillard of $210,000, without admission of liability. Lorillard was provided a release on behalf of all plaintiffs with respect to all claims raised, or which could have been raised, in the suit.

REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases were transferred to the U.S. District Court for the Northern District of Illinois and consolidated into a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by predecessors to Lorillard and various other entities. Plaintiffs in these suits sought various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs were alleging class certification on behalf of the descendants of enslaved African Americans. During July of 2005, the Northern District of Illinois granted with prejudice the defendants’ motion to dismiss the cases. Plaintiffs have appealed.

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

Guarantees

CNA holds an investment in a real estate joint venture. In the normal course of business, CNA, on a joint and several basis with other unrelated insurance company shareholders, has committed to continue funding the operating deficits of this joint venture. In addition, CNA and the other unrelated shareholders, on a joint and several basis, have guaranteed an operating lease for an office building, which expires in 2016.

The guarantee of the operating lease is a parallel guarantee to the commitment to fund operating deficits; consequently, the separate guarantee to the lessor is not expected to be triggered as long as the joint venture continues to be funded by its shareholders and continues to make its annual lease payments.

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at December 31, 2005 that CNA could be required to pay under this guarantee are approximately $236.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2005, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $938.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2005, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2005, CNA has recorded approximately $65.0 million of liabilities related to these indemnification agreements.

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

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility, up to an amended aggregate maximum of $126.0 million. The credit facility expires in March 2009 and the current interest rate is 5.0% per annum. As of December 31, 2005 and December 31, 2004, there was $124.0 million and $95.0 million of loans outstanding under the credit facility, and $8.0 million and $4.0 million of deferred or accrued and unpaid interest. The Company, through a participation agreement with CNA, has funded and owns a participation of $40.0 million and $29.0 million of the outstanding advances as of December 31, 2005 and December 31, 2004.

Notes to Consolidated Financial Statements
Note 21. Commitments and Contingencies - (Continued)

Loans under the credit facility are secured by a pledge of substantially all of the assets of the contractor and certain of its affiliates. In connection with the credit facility, CNA has also guaranteed or provided collateral for letters of credit which are charged against the maximum available line and, if drawn upon, would be treated as loans under the credit facility. As of December 31, 2005 and December 31, 2004, these guarantees and collateral obligations aggregated $13.0 million.

In 2004 the contractor implemented a restructuring plan intended to reduce costs and improve cash flow, resulting in the contractor substantially reducing the scope of its original business and concentrating on those segments determined to be potentially profitable. As a consequence, operating cash flow, and in turn the capacity to service debt, have been reduced below previous levels. In light of these developments, the Company recorded a pretax impairment charge of $80.5 million in the fourth quarter of 2004 with respect to amounts loaned under the facility, and an additional pretax impairment charge of $20.0 million during the first quarter of 2005. In June of 2005, ongoing monitoring of the status of the contractor’s restructuring plan revealed deterioration in operations and cash flow. As a result, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, in the second quarter of 2005, CNA Surety established $40.0 million of initial surety loss reserves in anticipation of future loss payments related to the national contractor and CNA determined not to provide additional liquidity to the contractor. Accordingly, during the second quarter of 2005 the Company took a pretax impairment charge of $27.0 million to write-off the remaining balance of the loan.

CNA Surety completed its evaluation of the contractor’s restructuring efforts and in the fourth quarter of 2005 established additional loss reserves of $70.0 million, $50.0 million of which was ceded to CCC under the reinsurance agreements discussed below. This increased CNA’s estimate of the ultimate surety loss to $110.0 million. Possible changes to the restructuring strategy could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were taken, CCC would have all further surety bond exposure through the reinsurance arrangements discussed below. As of December 31, 2005, CNA Surety has paid approximately $26.0 million to settle outstanding bonded obligations of the contractor.

CNA Surety intends to continue to provide surety bonds on a limited basis on behalf of the contractor to support its revised restructuring plan, subject to the contractor’s compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.

During the second quarter of 2005, CCC and CNA Surety executed amendments to existing treaties that provide reinsurance protection to CNA Surety for losses associated with the contractor. Coverage for all such losses in excess of an aggregate $60.0 million is now provided under one treaty. This treaty provides coverage for the life of bonds either in force or written during the term of the treaty, which runs from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twelve months, expiring on December 31, 2006.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, exist that reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations and/or equity. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90.0 million pretax.

CCC provided an excess of loss reinsurance contract to the insurance subsidiaries of CNA Surety over a period that expired on December 31, 2000 (the “stop loss contract”). The stop loss contract limits the net loss ratios for CNA Surety with respect to certain accounts and lines of insurance business. In the event that CNA Surety’s

Notes to Consolidated Financial Statements
Note 21. Commitments and Contingencies - (Continued)

accident year net loss ratio exceeds 24.0% for 1997 through 2000 (the “contractual loss ratio”), the stop loss contract requires CCC to pay amounts equal to the amount, if any, by which CNA Surety’s actual accident year net loss ratio exceeds the contractual loss ratio multiplied by the applicable net earned premiums. The minority shareholders of CNA Surety do not share in any losses that apply to this contract. There were no reinsurance balances payable under this stop loss contract as of December 31, 2005.

Purchase Obligations

As of December 31, 2005, Diamond Offshore had purchase obligations aggregating approximately $411.0 million related to the major upgrade of the Ocean Endeavor and the construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield.

Regulatory and Rate Matters

Boardwalk Pipeline’s natural gas pipeline operations are regulated by FERC whose regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. From time to time, certain revenues collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other risks. Texas Gas filed a general rate case with FERC on April 29, 2005 and implemented new rates on November 1, 2005, subject to refund. No assurances can be provided as to the financial outcome of Texas Gas’s 2005 rate case relative to its current rate structure. As of December 31, 2005, an estimated refund liability of approximately $5.0 million related to Texas Gas’s open general rate case was recorded on the Consolidated Balance Sheet. Texas Gas anticipates that the general rate case will be settled, and all required refunds paid, during 2006.

Pipeline Expansion Projects

   In February of 2006, Gulf South entered into long-term agreements with customers providing commitments for capacity on its 1.0 Bcf per day pipeline expansion projects in East Texas and Mississippi. Boardwalk Pipeline expects total cost for the 1.0 Bcf expansion to be approximately $575.0 million, and expects the new capacity to be in-service during the second half of 2007. These projects are subject to FERC approvals.

Other

In the normal course of business, CNA has obtained letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2005 and 2004, there were approximately $30.0 million and $35.0 million of outstanding letters of credit.

CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $22.0 million at December 31, 2005. Estimated future minimum payments under these contracts are as follows: $15.0 million in 2006 and $7.0 million in 2007.

Note 22.	Discontinued Operations

Sale of Hotel

In July of 2003, Loews Hotels sold a New York City property, the Metropolitan Hotel, for approximately $109.0 million. The Company recorded a pretax gain of approximately $90.2 million ($56.7 million after taxes) in the third quarter of 2003. Discontinued operations for the year ended December 31, 2003 includes $55.7 million related to the operating results and gain on sale of the Metropolitan Hotel.

CNA

CNA has discontinued operations which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of

Notes to Consolidated Financial Statements
Note 22. Discontinued Operations - (Continued)

business encompassing property, casualty, the London Market and marine liabilities. The run-off operations are concentrated in the United Kingdom and Bermuda subsidiaries also acquired in the merger.

Operating results of CNA’s discontinued operations were as follows:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues :
Net investment income	$14.9	$17.3	$19.5
Other	6.7	(7.8)	4.6
Total revenues	21.6	9.5	24.1
Insurance related benefits (expenses)	0.5	(29.7)	(11.2)
Income (loss) before income taxes and minority interest	22.1	(20.2)	12.9
Income tax expense	1.6	1.2	11.4
Minority interest	1.8	(1.9)	0.1
Net income (loss) from discontinued operations	$18.7	$(19.5)	$1.4

Net assets of discontinued operations are included in Other Assets in the Consolidated Balance Sheets and were as follows:

December 31	2005	2004
(In millions)

Assets:
Investments	$357.8	$370.2
Reinsurance receivables	77.9	91.1
Cash	28.9	14.1
Other assets	6.0	25.2
Total assets	470.6	500.6

Liabilities:
Insurance reserves	(337.9)	(401.0)
Other liabilities	(19.4)	(26.9)
Total liabilities	(357.3)	(427.9)

Net assets of discontinued operations	$113.3	$72.7

   Accumulated Other Comprehensive Income reported in the Consolidated Balance Sheets includes $10.1 million and $21.3 million related to unrealized gains and $5.0 million and $15.1 million related to the cumulative foreign currency translation adjustment for discontinued operations as of December 31, 2005 and 2004.

   CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At December 31, 2005 and 2004, the insurance reserves are net of discount of $104.9 million and $112.4 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses and foreign currency gains and losses reduced by the effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note 25 for information on the restatement for discontinued operations.

Notes to Consolidated Financial Statements

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

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in Life and Group Non-Core Segment and Other Insurance Segment. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S. and globally. Specialty Lines provides professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off and various other non-insurance operations.

Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

Boardwalk Pipeline owns and operates two interstate natural gas pipeline systems, with approximately 13,470 miles of pipeline, directly serving customers in 11 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2004, its pipeline systems transported approximately 1,380 Bcf of gas. Average daily throughput on its pipeline systems during 2004 was approximately 3.8 Bcf. Its natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate certificated working gas capacity of approximately 135 Bcf.

Diamond Offshore’s business primarily consists of operating 44 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. As of December 31, 2005, 23 of these rigs were located in the U.S. Gulf of Mexico, 4 were located in Brazil, 4 were located in Mexico and the remaining 13 were located in various foreign markets.

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

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2005	2004	2003
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$5,295.8	$5,760.8	$5,499.9
Specialty Lines	2,893.6	2,716.2	2,258.4
Life and Group Non-Core	1,361.9	1,093.0	3,218.9
Other Insurance	313.8	358.2	750.9
Total CNA Financial	9,865.1	9,928.2	11,728.1
Lorillard	3,637.4	3,384.4	3,295.4
Boardwalk Pipeline	571.3	265.1	143.2
Diamond Offshore	1,294.1	835.6	694.9
Loews Hotels	350.5	315.2	286.0
Corporate and other	299.4	508.4	312.1
Total	$16,017.8	$15,236.9	$16,459.7

Pretax income (loss) (a)(c):

CNA Financial:
Standard Lines	$(121.0)	$475.4	$(1,173.1)
Specialty Lines	517.8	574.9	11.3
Life and Group Non-Core	(139.1)	(678.9)	5.1
Other Insurance	(78.9)	150.1	(1,138.2)
Total CNA Financial	178.8	521.5	(2,294.9)
Lorillard (b)	1,153.4	1,038.2	942.2
Boardwalk Pipeline	158.1	81.1	37.6
Diamond Offshore	351.0	(9.8)	(53.2)
Loews Hotels	50.0	31.2	18.6
Corporate and other	(44.8)	166.6	(7.4)
Total	$1,846.5	$1,828.8	$(1,357.1)

Net income (loss) (a)(c):

CNA Financial:
Standard Lines	$(29.2)	$327.4	$(642.1)
Specialty Lines	317.4	344.9	36.1
Life and Group Non-Core	(64.3)	(375.2)	4.4
Other Insurance	15.9	127.9	(644.5)
Total CNA Financial	239.8	425.0	(1,246.1)
Lorillard (b)	707.8	641.4	587.6
Boardwalk Pipeline	92.1	48.8	22.5
Diamond Offshore	127.3	(9.3)	(27.2)
Loews Hotels	31.2	21.4	11.2
Corporate and other	(5.3)	108.0	(2.0)
Income (loss) from continuing operations	1,192.9	1,235.3	(654.0)
Discontinued operations	18.7	(19.5)	56.8
Total	$1,211.6	$1,215.8	$(597.2)

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Year Ended December 31	2005	2004	2003

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$20.4	$218.7	$361.0
Specialty Lines	13.7	83.9	114.0
Life and Group Non-Core	(29.6)	(611.0)	(141.0)
Other Insurance	(11.0)	63.9	139.4
Total CNA Financial	(6.5)	(244.5)	473.4
Corporate and other	(6.7)	(11.5)	(9.3)
Total	$(13.2)	$(256.0)	$464.1

Net income (loss):

CNA Financial:
Standard Lines	$8.5	$126.2	$211.1
Specialty Lines	10.7	49.6	66.7
Life and Group Non-Core	(17.6)	(349.0)	(97.6)
Other Insurance	(8.5)	36.1	85.5
Total CNA Financial	(6.9)	(137.1)	265.7
Corporate and other	(3.9)	(7.5)	(3.9)
Total	$(10.8)	$(144.6)	$261.8

(b)	Includes pretax charges related to the settlement of tobacco litigation of $876.4, $845.9 and $785.2 ($537.7, $522.6 and $489.5 after taxes) for the respective periods.
(c)	Income taxes and interest expense are as follows:

Year Ended December 31	2005		2004		2003
	Income Taxes	Interest Expense	Income Taxes	Interest Expense	Income Taxes	Interest Expense

CNA Financial:
Standard Lines	$(98.8)	$1.5	$107.0	$0.9	$(462.7)	$0.9
Specialty Lines	155.9	3.5	180.0	7.4	(18.6)	1.6
Life and Group Non-Core	(68.6)	24.2	(267.7)	24.9	(0.2)	13.4
Other Insurance	(88.9)	95.1	16.9	90.7	(412.8)	113.9
Total CNA Financial	(100.4)	124.3	36.2	123.9	(894.3)	129.8
Lorillard	445.6	0.5	396.8		354.5	0.1
Boardwalk Pipeline	60.8	60.1	32.3	30.1	15.1	19.4
Diamond Offshore	104.7	41.8	3.0	30.2	(5.6)	23.9
Loews Hotels	18.8	10.9	9.8	5.7	7.4	9.0
Corporate and other	(39.1)	126.6	58.1	134.2	(3.7)	126.2
Total	$490.4	$364.2	$536.2	$324.1	$(526.6)	$308.4

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

	Investments		Receivables		Total Assets
December 31	2005	2004	2005	2004	2005	2004
(In millions)

CNA Financial	$39,692.9	$39,227.3	$14,722.4	$18,337.6	$58,730.0	$62,430.4
Lorillard	1,747.7	1,545.6	25.5	32.1	2,795.5	2,677.7
Loews Hotels	9.5	63.8	21.6	19.1	440.1	562.2
Diamond Offshore	819.9	876.9	357.1	187.6	3,646.3	3,406.2
Boardwalk Pipeline	65.0	9.0	106.8	131.6	2,482.1	2,452.6
Corporate and eliminations	3,061.0	2,575.9	80.3	125.5	2,581.6	2,191.2
Total	$45,396.0	$44,298.5	$15,313.7	$18,833.5	$70,675.6	$73,720.3

Note 24.	Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2005 and 2004, and consolidating statements of operations information for the years ended December 31, 2005, 2004 and 2003. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

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

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2005	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,692.9	$1,747.7	$65.0	$819.9	$9.5	$3,061.0		$45,396.0
Cash	96.4	2.4	0.8	24.9	9.6	19.0		153.1
Receivables	14,722.4	25.5	106.8	357.1	21.6	145.7	$(65.4)	15,313.7
Property, plant and equipment	148.5	213.9	1,867.4	2,333.7	366.6	21.5		4,951.6
Deferred income taxes	1,140.5	428.5	16.6			22.2	(702.5)	905.3
Goodwill and other intangible assets	104.5		163.5	21.8	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						11,645.1	(11,645.1)
Other assets	1,075.9	377.5	262.0	88.9	30.2	75.1		1,909.6
Deferred acquisition costs of
insurance subsidiaries	1,197.4							1,197.4
Separate account business	551.5							551.5
Total assets	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,436.2							$42,436.2
Payable for securities purchased	226.5					$175.2		401.7
Collateral on loaned securities and
derivatives	767.4							767.4
Short-term debt	252.4		$42.1		$3.9	299.8		598.2
Long-term debt	1,437.9		1,101.3	$968.3	236.2	864.9		4,608.6
Reinsurance balances payable	1,636.2							1,636.2
Deferred income taxes				456.9	50.2	195.4	$(702.5)
Other liabilities	2,239.9	$1,455.7	347.0	335.8	11.5	206.2	(71.3)	4,524.8
Separate account business	551.5							551.5
Total liabilities	49,548.0	1,455.7	1,490.4	1,761.0	301.8	1,741.5	(773.8)	55,524.6
Minority interest	936.8		276.5	845.6				2,058.9
Shareholders’ equity	8,245.2	1,339.8	715.2	1,039.7	138.3	13,253.1	(11,639.2)	13,092.1
Total liabilities and shareholders’ equity	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2004	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,227.3	$1,545.6	$9.0	$876.9	$63.8	$2,575.9		$44,298.5
Cash	95.3	35.5	7.5	51.0	4.6	26.0		219.9
Receivables	18,337.6	32.1	131.6	187.6	19.1	144.3	$(18.8)	18,833.5
Property, plant and equipment	175.6	231.5	1,842.1	2,192.8	376.9	21.8		4,840.7
Deferred income taxes	753.2	436.5	48.9			31.9	(625.2)	645.3
Goodwill and other intangible assets	118.3		163.5	9.7	2.6	5.0		299.1
Investments in capital stocks of
subsidiaries						11,874.9	(11,874.9)
Other assets	1,887.2	396.5	250.0	88.2	95.2	235.5	(205.2)	2,747.4
Deferred acquisition costs of
insurance subsidiaries	1,268.1							1,268.1
Separate account business	567.8							567.8
Total assets	$62,430.4	$2,677.7	$2,452.6	$3,406.2	$562.2	$14,915.3	$(12,724.1)	$73,720.3

Liabilities and Shareholders’ Equity:

Insurance reserves	$43,652.2							$43,652.2
Payable for securities purchased	494.1					$101.4		595.5
Collateral on loaned securities and
derivatives	918.0							918.0
Short-term debt	530.9			$477.1	$2.1			1,010.1
Long-term debt	1,726.5		$1,106.1	700.0	142.3	2,305.3		5,980.2
Reinsurance balances payable	2,980.8							2,980.8
Deferred income taxes				361.5	38.0	225.7	$(625.2)
Other liabilities	2,380.5	$1,392.6	253.5	193.2	166.3	208.1	(210.4)	4,383.8
Separate account business	567.8							567.8
Total liabilities	53,250.8	1,392.6	1,359.6	1,731.8	348.7	2,840.5	(835.6)	60,088.4
Minority interest	917.1			739.3		5.6		1,662.0
Shareholders’ equity	8,262.5	1,285.1	1,093.0	935.1	213.5	12,069.2	(11,888.5)	11,969.9
Total liabilities and shareholders’ equity	$62,430.4	$2,677.7	$2,452.6	$3,406.2	$562.2	$14,915.3	$(12,724.1)	$73,720.3

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2005	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,568.7						$(0.1)	$7,568.6
Net investment income	1,891.9	$63.6	$1.5	$26.0	$6.0	$109.8		2,098.8
Intercompany interest and dividends						937.0	(937.0)
Investment losses	(6.5)	(2.1)		(1.2)		(3.4)		(13.2)
Manufactured products		3,567.8				184.6		3,752.4
Other	411.0	6.0	569.8	1,268.1	344.5	11.8		2,611.2
Total	9,865.1	3,635.3	571.3	1,292.9	350.5	1,239.8	(937.1)	16,017.8

Expenses:

Insurance claims and policyholders’
benefits	6,998.7							6,998.7
Amortization of deferred acquisition costs	1,542.6							1,542.6
Cost of manufactured products sold		2,114.4				87.9		2,202.3
Other operating expenses	1,020.7	369.1	353.1	901.3	289.6	129.8	(0.1)	3,063.5
Interest	124.3	0.5	60.1	41.8	10.9	126.6		364.2
Total	9,686.3	2,484.0	413.2	943.1	300.5	344.3	(0.1)	14,171.3
	178.8	1,151.3	158.1	349.8	50.0	895.5	(937.0)	1,846.5

Income tax expense (benefit)	(100.4)	444.9	60.8	104.3	18.8	(38.0)		490.4
Minority interest	39.4		5.2	118.6				163.2
Total	(61.0)	444.9	66.0	222.9	18.8	(38.0)		653.6
Income (loss) from continuing operations	239.8	706.4	92.1	126.9	31.2	933.5	(937.0)	1,192.9
Discontinued operations, net	18.7							18.7
Net income (loss)	$258.5	$706.4	$92.1	$126.9	$31.2	$933.5	$(937.0)	$1,211.6

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2004	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$8,208.9						$(3.7)	$8,205.2
Net investment income	1,679.5	$36.6	$0.7	$12.2	$2.3	$144.0		1,875.3
Intercompany interest and dividends						919.9	(919.9)
Investment gains (losses)	(244.5)	1.4		0.3		(13.2)		(256.0)
Manufactured products		3,347.8				167.4		3,515.2
Other	284.3		264.4	823.4	312.9	212.2		1,897.2
Total	9,928.2	3,385.8	265.1	835.9	315.2	1,430.3	(923.6)	15,236.9

Expenses:

Insurance claims and policyholders’
benefits	6,445.0							6,445.0
Amortization of deferred acquisition
costs	1,679.8							1,679.8
Cost of manufactured products sold		1,965.6				79.8		2,045.4
Other operating expenses	1,158.0	380.6	153.9	815.2	278.3	131.5	(3.7)	2,913.8
Interest	123.9		30.1	30.2	5.7	140.5	(6.3)	324.1
Total	9,406.7	2,346.2	184.0	845.4	284.0	351.8	(10.0)	13,408.1
	521.5	1,039.6	81.1	(9.5)	31.2	1,078.5	(913.6)	1,828.8

Income tax expense	36.2	397.3	32.3	3.0	9.8	57.6		536.2
Minority interest	60.3			(3.3)		0.3		57.3
Total	96.5	397.3	32.3	(0.3)	9.8	57.9	-	593.5
Income from continuing operations	425.0	642.3	48.8	(9.2)	21.4	1,020.6	(913.6)	1,235.3
Discontinued operations, net	(19.5)							(19.5)
Net income (loss)	$405.5	$642.3	$48.8	$(9.2)	$21.4	$1,020.6	$(913.6)	$1,215.8

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

Year Ended December 31, 2003	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$9,215.3						$(3.7)	$9,211.6
Net investment income	1,655.9	$39.9	$0.2	$12.0	$2.4	$148.7		1,859.1
Intercompany interest and dividends						876.6	(876.6)
Investment gains (losses)	473.4	(9.7)		(6.9)		7.3		464.1
Manufactured products		3,255.6				163.2		3,418.8
Other	383.5	(0.1)	143.0	682.9	283.6	13.2		1,506.1
Total	11,728.1	3,285.7	143.2	688.0	286.0	1,209.0	(880.3)	16,459.7

Expenses:

Insurance claims and policyholders’
benefits	10,276.2							10,276.2
Amortization of deferred acquisition costs	1,964.6							1,964.6
Cost of manufactured products sold		1,893.1				79.7		1,972.8
Other operating expenses	1,652.4	460.0	86.2	724.2	258.4	117.3	(3.7)	3,294.8
Interest	129.8	0.1	19.4	23.9	9.0	126.2		308.4
Total	14,023.0	2,353.2	105.6	748.1	267.4	323.2	(3.7)	17,816.8
	(2,294.9)	932.5	37.6	(60.1)	18.6	885.8	(876.6)	(1,357.1)

Income tax (benefit) expense	(894.3)	351.2	15.1	(8.1)	7.4	2.1		(526.6)
Minority interest	(154.5)			(22.4)		0.4		(176.5)
Total	(1,048.8)	351.2	15.1	(30.5)	7.4	2.5	-	(703.1)

(Loss) income from continuing operations	(1,246.1)	581.3	22.5	(29.6)	11.2	883.3	(876.6)	(654.0)
Discontinued operations, net	1.4				55.4			56.8
Net (loss) income	$(1,244.7)	$581.3	$22.5	$(29.6)	$66.6	$883.3	$(876.6)	$(597.2)

Notes to Consolidated Financial Statements

Note 25.	Restatement for Discontinued Operations and Classification of Cash Flows

The Company has restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and all related disclosures, as well as its financial data for the first three interim periods in 2005 and all interim periods in 2004.  The restatement is to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors within the Consolidated Statements of Cash Flows.

Discontinued Operations

A recent review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. CNA did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to CNA’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in CNA’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, CNA’s evaluation of the periodic results of discontinued operations was ineffective.

The effect of the restatement on the Consolidated Financial Statements is included in the tables below.

December 31	2004
(In millions)	Previously Reported	Restated
Consolidated Balance Sheet:
Deferred income taxes	$640.9	$645.3
Other assets (a)	2,808.7	2,600.4
Total assets (a)	73,772.2	73,568.3
Minority interest	1,679.8	1,662.0
Earnings retained in the business	9,589.3	9,392.7
Accumulated other comprehensive income	586.9	597.4
Total shareholders’ equity	12,156.0	11,969.9

(a)	The restated amounts exclude a reclassification which increased Other assets and Total assets by $152.0 million.

Year Ended December 31	2004		2003
(In millions, except per share data)	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Operations:
Discontinued operations, net	$-	$(19.5)	$55.4	$56.8
Net income (loss)	1,235.3	1,215.8	(598.6)	(597.2)

Per Loews common share share-basic and diluted
Discontinued operations, net	$-	$(0.10)	$0.30	$0.31
Net income (loss)	5.66	5.56	(3.85)	(3.84)

Notes to Consolidated Financial Statements
Note 25. Restatement for Discontinued Operations and Classification of Cash Flows - (Continued)

Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 have been restated to reflect the following:

•
CNA’s net purchases and sales of trading securities and changes in the net receivable/payable from unsettled investment purchases and sales related to trading securities, previously classified within investing activities, have been reclassified to cash flows from operating activities.

•
CNA’s cash flows from equity method investees were reclassified to distinguish between return on investments, which are reflected within operating cash flows, and return of investments, which are reflected within investing cash flows. Previously all amounts were reflected within investing cash flows.

•
Deposits and withdrawals related to investment contract products issued by CNA have been reflected within financing cash flows. Previously, amounts related to certain investment contracts were reflected within operating cash flows.

•	The impact of the cumulative translation adjustment related to CNA, previously reflected within investing activities, is now classified within operating activities.

As a result of the restatements, previously reported cash flows from continuing operations provided (used) by operating activities, investing activities and financing activities were increased or decreased for the years ended December 31, 2004 and 2003 as follows:

Year Ended December 31	2004		2003
	Previously Reported	Restated	Previously Reported	Restated

Cash flows from continuing operations provided
(used) by:
Operating activities	$2,821.1	$3,198.3	$2,783.8	$3,188.9
Investing activities	(3,977.3)	(4,059.8)	(2,871.6)	(3,225.2)
Financing activities	1,195.3	888.4	84.7	20.9

In addition, the Company has revised its 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations in the Consolidated Statements of Cash Flows.

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Consolidated Statements of Cash Flows. In addition, the amount of interest paid included in the supplemental disclosure of cash flow information for the year ended December 31, 2004 was corrected from $388.7 million to $295.7 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

   The Company maintains a system of disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the federal securities laws is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated the Company’s disclosure controls and procedures as of December 31, 2005 and concluded that as a result of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were ineffective.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. The independent registered public accounting firm of the Company also reported on management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included on pages 58 to 61 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

The Company has restated its financial results for the years 2001 through 2004, as well as its interim financial statements through September 30, 2005, to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995. CNA’s recent review of discontinued operations identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. Based on this review, CNA has determined that it did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to CNA’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in CNA’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, CNA’s evaluation of the periodic results of discontinued operations was ineffective.

CNA has also determined that it did not have an effectively designed control process in place to ensure correct classification of all elements of cash flow activity in its Consolidated Statements of Cash Flows. The classification errors involved the treatment of certain components of trading securities, equity method investees, investment contracts and cumulative translation adjustments. As a result, the Company’s net cash flows from continuing operations for operating, investing and financing activities were increased or decreased. This deficiency had no impact on the Company’s total change in cash from continuing operations within the Consolidated Statements of Cash Flows.

Since CNA identified the material weaknesses in its internal control over financial reporting described above, it has engaged in a number of remediation efforts. CNA has completed a comprehensive analysis of the activity historically recorded related to its discontinued operations as well as a complete analysis of the components of its Consolidated Statements of Cash Flows, which resulted in the above described restatement. The control processes surrounding its oversight of discontinued operations as well as the preparation of CNA’s Consolidated Statements of Cash Flows have been redesigned and strengthened. CNA’s control deficiencies will be fully remediated when, in CNA’s and the Company’s opinions, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

This matter and its resolution have been discussed with the Audit Committee of the Company’s Board of Directors.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2005, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I-Condensed financial information of Registrant for the years ended December 31,
2005, 2004 and 2003	L-1
Schedule II-Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and
2003	L-3
Schedule V-Supplemental information concerning property-casualty insurance operations for the
years ended December 31, 2005, 2004 and 2003	L-4

	Description	Exhibit Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	By-Laws of the Registrant as amended through May 10, 2005, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed May 13, 2005.	3.02

	The Carolina Group Policy Statement	3.03	*

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan amended and restated as of December 31, 2005	10.01	*

	Amended and Restated Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed on March 25, 2005	10.02

	Amended and Restated Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on March 25, 2005	10.03

	Amended and Restated Carolina Group 2002 Stock Option Plan	10.04	*

	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed September 5, 1997	10.05

	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed February 3, 1998	10.06

	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.07

Description	Exhibit Number

State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.08

State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.09

State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.10

Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.11

Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form10-Q for the quarter ended June 30, 1998	10.12

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.13

Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.14

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.15

Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.16

Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed November 25, 1998	10.17

Employment Agreement dated as of January 1, 1999 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.18

Description	Exhibit Number

Amendment dated January 1, 2002 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.19

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.20

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.21

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.22

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.23

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.24

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.25

Employment Agreement dated as of January 1, 1999 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.26

Amendment dated January 1, 2002 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.27

Amendment dated January 1, 2003 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.28

Amendment dated January 1, 2004 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.29

Amendment dated February 11, 2005, to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.30

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.31

Description	Exhibit Number

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.32

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.33

Employment Agreement dated as of January 1, 1999 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.34

Amendment dated January 1, 2002 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.35

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.36

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.37

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.40 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.38

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.39

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.40

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.41

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.42

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on From 10-Q for the quarter ended March 31, 2002	10.43

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan	10.44	*

	Description	Exhibit Number

	Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005	10.45

	Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 1999	10.46

	First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.47

	Second Amendment to Supplemental Retirement Agreement dated March 28, 2001 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.48

	Third Amendment to Supplemental Retirement Agreement dated February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.49

	Fourth Amendment to Supplemental Retirement Agreement dated March 31, 2003 between Registrant and Arthur L. Rebell and Fifth Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Arthur L. Rebell	10.50	*

	Sixth Amendment to Supplemental Retirement Agreement dated December 13, 2005 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 14, 2005	10.51

	Forms of Stock Option Certificates for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Report on Form 8-K filed September 27, 2004	10.52

	Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed January 31, 2006	10.53

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01	*

(23)	Consents of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01	*

		Description	Exhibit Number

(31)		Rule 13a-14(a)/15d-14(a) Certifications

		Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01	*

		Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02	*

(32)		Section 1350 Certifications

		Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01	*

		Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02	*

(99)		Other

		Pending Tobacco Litigation	99.01	*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	March 9, 2006	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 9, 2006	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	March 9, 2006	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated:	March 9, 2006	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated:	March 9, 2006	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated:	March 9, 2006	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated:	March 9, 2006	By	/s/ John Brademas
(John Brademas, Director)

Dated:	March 9, 2006	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated:	March 9, 2006	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated:	March 9, 2006	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated:	March 9, 2006	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated:	March 9, 2006	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated:	March 9, 2006	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated:	March 9, 2006	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2005	2004
(In millions)		(Restated)

Current assets, principally investment in short-term instruments	$2,581.0	$975.5
Investments in securities	659.7	1,961.2
Investments in capital stocks of subsidiaries, at equity	11,645.1	11,874.9
Other assets	11.4	10.6
Total assets	$14,897.2	$14,822.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$737.6	$319.9
Long-term debt	864.9	2,305.2
Deferred income tax and other	202.6	227.2
Total liabilities	1,805.1	2,852.3
Shareholders’ equity	13,092.1	11,969.9
Total liabilities and shareholders’ equity	$14,897.2	$14,822.2

STATEMENTS OF OPERATIONS

Year Ended December 31	2005	2004	2003
(In millions)		(Restated)	(Restated)

Revenues:
Equity in income (losses) of subsidiaries (a)	$1,208.7	$1,260.0	$(638.8)
Investment gains (losses)	(3.3)	(13.1)	7.3
Interest and other	133.1	158.7	153.2
Total	1,338.5	1,405.6	(478.3)
Expenses:
Administrative	49.7	45.2	41.2
Interest	125.9	140.2	125.8
Total	175.6	185.4	167.0
	1,162.9	1,220.2	(645.3)
Income tax expense (benefit)	(30.0)	(15.1)	8.7
Income (loss) from continuing operations	1,192.9	1,235.3	(654.0)
Discontinued operations, net	18.7	(19.5)	56.8
Net income (loss)	$1,211.6	$1,215.8	$(597.2)

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2005	2004	2003
(In millions)		(Restated)	(Restated)

Operating Activities:
Net income (loss)	$1,211.6	$1,215.8	$(597.2)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Gain on disposal of discontinued operations			(56.7)
Undistributed (earnings) losses of affiliates	(358.4)	(317.4)	1,509.8
Investment losses (gains)	3.3	13.1	(7.3)
Provision for deferred income taxes	(14.1)	(17.9)	28.4
Changes in operating assets and liabilities-net
Receivables	7.3	27.6	(19.8)
Accounts payable and accrued liabilities	69.0	29.3	(160.0)
Federal income taxes	48.9	675.5	210.7
Trading securities	(264.1)	105.7	766.3
Other-net	(2.6)	(9.6)	(4.4)
	700.9	1,722.1	1,669.8

Investing Activities:
Change in investments and advances to subsidiaries	249.7	(1,790.1)	(1,134.0)
Purchase of CNA participating Series I preferred stock (b)			(750.0)
	249.7	(1,790.1)	(1,884.0)

Financing Activities:
Dividends paid to shareholders	(239.9)	(216.8)	(191.8)
Issuance of common stock	432.5	287.8	399.7
Decrease in long-term debt	(1,150.0)
	(957.4)	71.0	207.9

Net change in cash	(6.8)	3.0	(6.3)
Cash, beginning of year	6.9	3.9	10.2
Cash, end of year	$0.1	$6.9	$3.9

_____________
Notes:

(a)	Cash dividends paid to the Company by affiliates amounted to $937.0, $913.6 and $876.6 for the years ended December 31, 2005, 2004 and 2003, respectively.
(b)	In April of 2004, the Company’s investment in CNA participating Series I preferred stock was converted into approximately 32.3 million shares of CNA common stock.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In millions)
	For the Year Ended December 31, 2005

Deducted from assets:
Allowance for discounts	$1.1	$131.6		$131.6 (1)	$1.1
Allowance for doubtful accounts	1,056.1	114.7	$0.4	199.0	972.2
Allowance for deferred taxes	43.4			12.2	31.2
Total	$1,100.6	$246.3	$0.4	$342.8	$1,004.5

	For the Year Ended December 31, 2004

Deducted from assets:
Allowance for discounts	$1.0	$135.2		$135.1 (1)	$1.1
Allowance for doubtful accounts	955.1	317.1	$5.6	221.7	1,056.1
Allowance for deferred taxes	10.2	33.1	0.1		43.4
Total	$966.3	$485.4	$5.7	$356.8	$1,100.6

	For the Year Ended December 31, 2003

Deducted from assets:
Allowance for discounts	$1.2	$176.3		$176.5 (1)	$1.0
Allowance for doubtful accounts	361.0	709.6	$2.2	117.7	955.1
Allowance for deferred taxes		10.2			10.2
Total	$362.2	$896.1	$2.2	$294.2	$966.3

(1)	Discounts allowed.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2005	2004
(In millions)

Deferred acquisition costs	$1,197	$1,267
Reserves for unpaid claim and claim adjustment expenses	30,694	31,204
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,739	1,827
Unearned premiums	3,706	4,522

Year Ended December 31	2005	2004	2003
(In millions)

Net written premiums	$7,509	$7,594	$7,619
Net earned premiums	7,558	7,925	7,471
Net investment income	1,595	1,266	1,541
Incurred claim and claim adjustment expenses related to current
year	5,054	5,118	4,747
Incurred claim and claim adjustment expenses related to prior years	1,107	234	2,421
Amortization of deferred acquisition costs	1,541	1,641	1,827
Paid claim and claim adjustment expenses	3,541	5,401	5,077