Form 10-Q
period 2006-05-02
LOEWS CORP
filed 2006-05-02
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 21, 2006
Common stock, $1.00 par value	185,396,869 shares
Carolina Group stock, $0.01 par value	78,279,496 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Condensed Balance Sheets
March 31, 2006 and December 31, 2005	3

Consolidated Condensed Statements of Income
Three months ended March 31, 2006 and 2005 Restated	4

Consolidated Condensed Statements of Cash Flows
Three months ended March 31, 2006 and 2005 Restated	5

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3. Quantitative and Qualitative Disclosures about Market Risk	97

Item 4. Controls and Procedures	100

Part II. Other Information

Item 1. Legal Proceedings	101

Item 1A. Risk Factors	101

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	102

Item 6. Exhibits	102

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $30,132.8 and $32,759.0	$30,350.4	$33,381.2
Equity securities, cost of $996.6 and $903.5	1,237.5	1,107.2
Limited partnership investments	1,924.5	1,769.0
Other investments	35.2	32.0
Short-term investments	12,432.8	9,106.6
Total investments	45,980.4	45,396.0
Cash	141.0	153.1
Receivables	15,249.9	15,313.7
Property, plant and equipment	5,051.2	4,951.6
Deferred income taxes	964.1	905.3
Goodwill and other intangible assets	298.4	297.4
Other assets	1,928.2	1,909.6
Deferred acquisition costs of insurance subsidiaries	1,198.3	1,197.4
Separate account business	519.9	551.5
Total assets	$71,331.4	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$30,540.8	$30,938.0
Future policy benefits	6,338.9	6,297.2
Unearned premiums	3,847.0	3,705.7
Policyholders’ funds	1,184.7	1,495.3
Total insurance reserves	41,911.4	42,436.2
Payable for securities purchased	754.1	401.7
Collateral on loaned securities	1,789.4	767.4
Short-term debt	556.3	598.2
Long-term debt	4,599.9	4,608.6
Reinsurance balances payable	1,619.4	1,636.2
Other liabilities	4,223.4	4,524.8
Separate account business	519.9	551.5
Total liabilities	55,973.8	55,524.6
Minority interest	2,047.1	2,058.9
Shareholders’ equity	13,310.5	13,092.1
Total liabilities and shareholders’ equity	$71,331.4	$70,675.6

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31	2006	2005
(In millions, except per share data)		(Restated
		See Note 16)
Revenues:
Insurance premiums	$1,868.6	$1,899.1
Net investment income	704.1	454.2
Investment gains (losses)	2.0	(22.8)
Manufactured products (including excise taxes of $163.9 and $156.2)	898.4	834.2
Other	771.4	576.5
Total	4,244.5	3,741.2

Expenses:
Insurance claims and policyholders’ benefits	1,492.0	1,433.2
Amortization of deferred acquisition costs	370.2	377.6
Cost of manufactured products sold	533.3	505.7
Other operating expenses	789.8	743.0
Interest	74.6	129.8
Total	3,259.9	3,189.3
	984.6	551.9
Income tax expense	334.2	177.3
Minority interest	104.4	34.9
Total	438.6	212.2
Income from continuing operations	546.0	339.7
Discontinued operations, net	(5.0)	6.6
Net income	$541.0	$346.3

Net income attributable to:
Loews common stock:
Income from continuing operations	$478.4	$293.2
Discontinued operations, net	(5.0)	6.6
Loews common stock	473.4	299.8
Carolina Group stock	67.6	46.5
Total	$541.0	$346.3
Basic income per Loews common share:
Income from continuing operations	$2.58	$1.58
Discontinued operations, net	(0.03)	0.04
Net income	$2.55	$1.62

Diluted income per Loews common share:
Income from continuing operations	$2.57	$1.58
Discontinued operations, net	(0.03)	0.04
Net income	$2.54	$1.62

Net income per Carolina Group share	$0.86	$0.68

Basic weighted average number of shares outstanding:
Loews common stock	185.82	185.61
Carolina Group stock	78.23	68.00

Diluted weighted average number of shares outstanding:
Loews common stock	186.08	185.84
Carolina Group stock	78.33	68.07

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2006	2005
(In millions)		(Restated
		See Note 16)

Operating Activities:

Net income	$541.0	$346.3
Adjustments to reconcile net income to net cash provided
(used) by operating activities-net	187.1	138.1
Changes in operating assets and liabilities-net:
Reinsurance receivables	273.5	301.2
Other receivables	(41.4)	110.4
Federal income tax	109.1	10.1
Prepaid reinsurance premiums	(100.3)	108.7
Deferred acquisition costs	(0.9)	14.2
Insurance reserves and claims	(181.5)	(422.8)
Reinsurance balances payable	(16.9)	(12.6)
Other liabilities	(396.8)	(351.0)
Trading securities	229.9	(62.0)
Other, net	60.7	(193.2)
Net cash flow operating activities - continuing operations	663.5	(12.6)
Net cash flow operating activities - discontinued operations	(4.6)	(11.3)
Net cash flow operating activities - total	658.9	(23.9)

Investing Activities:

Purchases of fixed maturities	(14,860.8)	(15,030.9)
Proceeds from sales of fixed maturities	16,338.5	15,276.7
Proceeds from maturities of fixed maturities	1,103.8	1,111.0
Purchases of equity securities	(596.5)	(48.1)
Proceeds from sales of equity securities	581.6	56.8
Purchases of property and equipment	(199.9)	(60.2)
Disposition of property and equipment	0.5	0.8
Change in collateral on loaned securities	1,022.0	267.6
Change in short-term investments	(3,373.9)	(1,638.2)
Change in other investments	(114.2)	64.8
Net cash flow investing activities - continuing operations	(98.9)	0.3
Net cash flow investing activities - discontinued operations	(3.5)	13.9
Net cash flow investing activities - total	(102.4)	14.2

Three Months Ended March 31	2006	2005
(In millions)		(Restated
		See Note 16)

Financing Activities:

Dividends paid	$(63.5)	$(58.8)
Dividends paid to minority interests	(98.5)	(3.7)
Purchases of treasury shares	(55.7)
Issuance of common stock	8.1	3.4
Principal payments on debt	(43.0)	(1,096.4)
Issuance of debt		1,168.4
Receipts of policyholder account balances on
investment contracts	0.8	2.0
Withdrawals of policyholder account balances
on investment contracts	(344.1)	(46.3)
Excess tax benefits from share-based payment arrangements	2.5
Other	0.8	2.1
Net cash flow financing activities - continuing operations	(592.6)	(29.3)

Net change in cash	(36.1)	(39.0)
Net cash transactions from:
Continuing operations to discontinued operations	15.9	7.8
Discontinued operations to continuing operations	(15.9)	(7.8)
Cash, beginning of period	182.0	234.0
Cash, end of period	$145.9	$195.0

Cash, end of period:
Continuing operations	$141.0	$186.1
Discontinued operations	4.9	8.9
Total	$145.9	$195.0

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

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Accounting changes - In November of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provided guidance on determining whether an impairment is other-than-temporary. This FSP replaces guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. This FSP was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by less than $1.0 million. The Company has implemented the required additional disclosures in these financial statements.

Stock option plans - In December of 2004, the FASB issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R requires companies to use the fair value method in accounting for employee stock options which results in compensation expense recorded in the income statement. Compensation expense is measured at the grant date using an option-pricing model and is recognized over the service period.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Adoption of SFAS No. 123R decreased net income by $1.4 million, or $0.01 per Loews common share. There was no impact per Carolina Group share. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Prior to the adoption of SFAS No. 123R, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specified certain valuation techniques that produced estimated compensation charges for purposes of valuing stock option grants. These amounts were not included in the Company’s Consolidated Condensed Statements of Income, in accordance with APB No. 25. The pro forma effect of applying SFAS No. 123 included the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income and the related basic and diluted net income per Loews common and Carolina Group shares was as follows:

Three Months Ended March 31	2005
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$299.8
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(1.3)
Pro forma net income	$298.5

Carolina Group stock:
Net income as reported	$46.5
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net
Pro forma net income	$46.5

Basic and diluted net income per share:

Loews common stock:
As reported	$1.62
Pro forma	1.61

Carolina Group stock:
As reported	0.68
Pro forma	0.68

Comprehensive Income - Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three months ended March 31, 2006 and 2005, comprehensive income totaled $323.7 million and $49.7 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments and foreign currency translation gains or losses.

2.  Investments

Three Months Ended March 31	2006	2005
(In millions)

Net investment income consisted of:

Fixed maturity securities	$421.3	$383.0
Short-term investments	95.3	39.3
Limited partnerships	80.1	86.0
Equity securities	7.9	5.2
Income (loss) from trading portfolio	112.9	(24.7)
Interest expense on funds withheld and other deposits	(24.8)	(39.0)
Other	23.5	18.6
Total investment income	716.2	468.4
Investment expenses	(12.1)	(14.2)
Net investment income	$704.1	$454.2

Investment gains (losses) are as follows:

Derivative instruments	$6.9	$4.4
Fixed maturities	(10.1)	(26.7)
Equity securities, including short positions	7.0	14.8
Short-term investments	(2.5)	(3.4)
Other, including guaranteed separate account business	0.7	(11.9)
Investment gains (losses)	2.0	(22.8)
Income tax (expense) benefit	(5.9)	5.9
Minority interest	0.1	1.7
Investment losses - net	$(3.8)	$(15.2)

Realized investment losses were $3.8 million for the three months ended March 31, 2006 as compared to realized investment losses of $15.2 million for the three months ended March 31, 2005. The increase in realized results was primarily driven by improved results in the fixed maturity and “other” sectors partly offset by decreased results for equities. For the three months ended March 31, 2006, other-than-temporary impairment (“OTTI”) losses of $10.0 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended March 31, 2005 of $39.0 million recorded across various sectors, including an OTTI loss of $20.0 million related to loans to a national contractor. See Note 13 for additional information on loans to the national contractor.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than
March 31, 2006	Cost	Gains	12 Months	12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$1,665.1	$85.6	$4.0	$4.1	$1,742.6
Asset-backed securities	13,829.6	21.2	211.3	66.0	13,573.5
States, municipalities and political
subdivisions- tax exempt	4,935.9	137.3	38.8	11.3	5,023.1
Corporate	6,091.0	241.9	65.8	13.8	6,253.3
Other debt	2,964.9	174.0	28.2	1.2	3,109.5
Redeemable preferred stocks	307.6	6.7	2.9	1.1	310.3
Options embedded in convertible
debt securities	1.0				1.0
Fixed maturities available- for-sale	29,795.1	666.7	351.0	97.5	30,013.3
Fixed maturity trading
securities	337.7	4.1	4.4	0.3	337.1
Total fixed maturities	30,132.8	670.8	355.4	97.8	30,350.4
Equity securities:
Equity securities available-
for-sale	478.9	184.4	1.6		661.7
Equity securities, trading
portfolio	517.7	75.7	12.2	5.4	575.8
Total equity securities	996.6	260.1	13.8	5.4	1,237.5
Short-term investments
available-for-sale	12,432.8	-	-	-	12,432.8
	$43,562.2	$930.9	$369.2	$103.2	$44,020.7

December 31, 2005
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

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	March 31, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$10,009.5	$134.0	$9,976.0	$141.7
7-12 months	6,325.4	200.7	2,739.0	61.0
13-24 months	2,012.7	74.0	1,400.0	45.0
Greater than 24 months	388.7	18.6	219.0	7.0
Total investment grade	18,736.3	427.3	14,334.0	254.7

Non-investment grade:
0-6 months	478.9	7.9	632.0	29.0
7-12 months	229.2	10.2	118.0	10.0
13-24 months	44.5	2.8	122.0	3.0
Greater than 24 months	14.7	0.3	2.0
Total non-investment grade	767.3	21.2	874.0	42.0

Total fixed maturity securities	19,503.6	448.5	15,208.0	296.7

Equity securities:
0-6 months	38.8	0.4	49.0	2.0
7-12 months	23.3	1.0	1.0
13-24 months	0.5
Greater than 24 months	2.9	0.2	3.0
Total equity securities	65.5	1.6	53.0	2.0

Total fixed maturity and equity securities	$19,569.1	$450.1	$15,261.0	$298.7

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA follows a consistent and systematic process for recording an OTTI. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of OTTI indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the issuer or a significant adverse change in legal factors, the business climate or credit ratings.

When a security is placed on the watch list, it is monitored for further market value changes and additional information related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of OTTI factors.

The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to remain below its book value in light of all of the factors considered. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the Consolidated Condensed Statements of Income.

Beyond the current specific facts and circumstances, the Impairment Committee also considers CNA’s broader portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or CNA’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. CNA attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed OTTI in the period that the sale decision was made and an OTTI loss will be recognized.

At March 31, 2006, the carrying value of available-for-sale fixed maturities was $30,013.3 million, representing 68.2% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $448.5 million in gross unrealized losses, consisting of asset-backed securities which represented 61.8%, corporate bonds which represented 17.7%, municipal securities which represented 11.2%, and all other fixed maturity securities which represented 9.3%. Gross unrealized loss in any single issuer was 0.1% of the carrying value of the total available-for-sale fixed maturity portfolio. The total fixed maturity gross unrealized losses of $448.5 million included 1,571 securities which were, in aggregate, 2.0% below amortized cost. The gross unrealized losses on available-for-sale equities are $1.6 million, including 95 securities which, in aggregate, are below cost by 2.0%.

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 361 agency mortgage-backed securities and 4 agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position as of March 31, 2006. The aggregate severity of the unrealized loss on these securities was 4.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through, collateralized mortgage obligations and corporate asset-backed structured securities. The holdings in these sectors include 429 securities in an unrealized loss position with over 92.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 2.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF No. 99-20 securities, which have an aggregate unrealized loss of $13.5 million and an aggregate severity of the unrealized loss of 1.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.

States, Municipalities and Political Subdivisions - Tax-Exempt Securities

The unrealized losses on the Company’s investment in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. Of the 338 securities in an unrealized loss position in the municipal portfolio, over 99.0% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate unrealized loss severity in this category was 2.0% of amortized cost. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.

Corporate Securities

The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize the total return objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in our portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.

The unrealized losses on the Company’s investment in corporate bonds were caused primarily by a change in interest rates. Of the unrealized losses in this category, 78.0% relate to securities rated as investment grade (rated BBB or higher) and are diversified across 11 industry sectors and 300 securities. The aggregate severity of the unrealized loss was less than 3.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were 39.0%, 18.0% and 16.0% at March 31, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2006.

Investment Commitments

As of March 31, 2006 and December 31, 2005, the Company had committed approximately $105.0 million and $191.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2006 and December 31, 2005, the Company had commitments to purchase $110.4 million and $135.3 million, and sell $62.8 million and $26.3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $34.0 million and $21.0 million.

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

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

Three Months Ended March 31	2006	2005

Loews common stock	50,627	58,139
Carolina Group stock	567	43,400

The attribution of income to each class of common stock for the three months ended March 31, 2006 and 2005, was as follows:

Three Months Ended March 31	2006	2005
(In millions, except %)

Loews common stock:

Consolidated net income	$541.0	$346.3
Less income attributable to Carolina Group stock	67.6	46.5
Income attributable to Loews common stock	$473.4	$299.8

Carolina Group stock:
Income available to Carolina Group stock	$150.1	$118.5
Weighted average economic interest of the Carolina Group	45.04%	39.20%

Income attributable to Carolina Group stock	$67.6	$46.5

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares attributable to Loews common stock for the three months ended March 31, 2006 and 2005.

Three Months Ended March 31	2006	2005
(In millions)

Weighted average shares outstanding-basic	185.82	185.61
Stock based compensation awards	0.26	0.23
Weighted average shares outstanding-diluted	186.08	185.84

For the three months ended March 31, 2006 and 2005 net income per common share attributable to Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.5 billion outstanding at March 31, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2006, the outstanding Carolina Group stock represents a 45.06% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 45.06% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 1/10 of a vote per share.

In November of 2005, the Company sold an additional 10 million shares of Carolina Group stock for net proceeds of $415.1 million. Carolina Group stock represents a 45.04% and 39.20% weighted average economic interest in the Carolina Group for the three months ended March 31, 2006 and 2005, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
March 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,411.4	$100.7	$1,512.1	$44,468.3			$45,980.4
Cash	1.7	0.4	2.1	138.9			141.0
Receivables	29.4	0.1	29.5	15,241.1	$(20.7)	(a)	15,249.9
Property, plant and
equipment	209.3		209.3	4,841.9			5,051.2
Deferred income taxes	427.5		427.5	536.6			964.1
Goodwill and other intangible
assets				298.4			298.4
Other assets	387.1		387.1	1,541.1			1,928.2
Investment in combined
attributed net assets of the
Carolina Group				1,454.6	(1,525.3)	(a)
					70.7	(b)
Deferred acquisition costs of
insurance subsidiaries				1,198.3			1,198.3
Separate account business				519.9			519.9
Total assets	$2,466.4	$101.2	$2,567.6	$70,239.1	$(1,475.3)		$71,331.4

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,911.4			$41,911.4
Payable for securities
purchased				754.1			754.1
Collateral on loaned securities				1,789.4			1,789.4
Short-term debt				556.3			556.3
Long-term debt		$1,525.3	$1,525.3	4,599.9	$(1,525.3)	(a)	4,599.9
Reinsurance balances payable				1,619.4			1,619.4
Other liabilities	$1,157.5	13.5	1,171.0	3,073.1	(20.7)	(a)	4,223.4
Separate account business				519.9			519.9
Total liabilities	1,157.5	1,538.8	2,696.3	54,823.5	(1,546.0)		55,973.8
Minority interest				2,047.1			2,047.1
Shareholders’ equity	1,308.9	(1,437.6)	(128.7)	13,368.5	70.7	(b)	13,310.5
Total liabilities and
shareholders’ equity	$2,466.4	$101.2	$2,567.6	$70,239.1	$(1,475.3)		$71,331.4

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.94% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,747.7	$101.0	$1,848.7	$43,547.3			$45,396.0
Cash	2.4	0.1	2.5	150.6			153.1
Receivables	25.5	0.2	25.7	15,310.0	$(22.0)	(a)	15,313.7
Property, plant and
equipment	213.9		213.9	4,737.7			4,951.6
Deferred income taxes	428.5		428.5	476.8			905.3
Goodwill and other intangible
assets				297.4			297.4
Other assets	377.5		377.5	1,532.1			1,909.6
Investment in combined
attributed net assets of the
Carolina Group				1,516.6	(1,626.9)	(a)
					110.3	(b)
Deferred acquisition costs of
insurance subsidiaries				1,197.4			1,197.4
Separate account business				551.5			551.5
Total assets	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,436.2			$42,436.2
Payable for securities
purchased				401.7			401.7
Collateral on loaned securities				767.4			767.4
Short-term debt				598.2			598.2
Long-term debt		$1,626.9	$1,626.9	4,608.6	$(1,626.9)	(a)	4,608.6
Reinsurance balances payable				1,636.2			1,636.2
Other liabilities	$1,455.7	14.7	1,470.4	3,076.4	(22.0)	(a)	4,524.8
Separate account business				551.5			551.5
Total liabilities	1,455.7	1,641.6	3,097.3	54,076.2	(1,648.9)		55,524.6
Minority interest				2,058.9			2,058.9
Shareholders’ equity	1,339.8	(1,540.3)	(200.5)	13,182.3	110.3	(b)	13,092.1
Total liabilities and
shareholders’ equity	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.97% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,868.6			$1,868.6
Net investment income	$24.8	$1.8	$26.6	709.0	$(31.5)	(a)	704.1
Investment gains (losses)	(0.6)		(0.6)	2.6			2.0
Manufactured products	854.8		854.8	43.6			898.4
Other				771.4			771.4
Total	879.0	1.8	880.8	3,395.2	(31.5)		4,244.5

Expenses:

Insurance claims and
policyholders’ benefits				1,492.0			1,492.0
Amortization of deferred
acquisition costs				370.2			370.2
Cost of manufactured products
sold	511.7		511.7	21.6			533.3
Other operating expenses	92.8	0.1	92.9	696.9			789.8
Interest		31.5	31.5	74.6	(31.5)	(a)	74.6
Total	604.5	31.6	636.1	2,655.3	(31.5)		3,259.9

	274.5	(29.8)	244.7	739.9	-		984.6

Income tax expense (benefit)	106.1	(11.5)	94.6	239.6			334.2
Minority interest				104.4			104.4
Total	106.1	(11.5)	94.6	344.0	-		438.6

Income (loss) from operations	168.4	(18.3)	150.1	395.9	-		546.0
Equity in earnings of the
Carolina Group				82.5	(82.5)	(b)
Income (loss) from continuing
operations	168.4	(18.3)	150.1	478.4	(82.5)		546.0
Discontinued operations, net				(5.0)			(5.0)
Net income (loss)	$168.4	$(18.3)	$150.1	$473.4	$(82.5)		$541.0
(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,899.1			$1,899.1
Net investment income	$13.2	$0.9	$14.1	476.7	$(36.6)	(a)	454.2
Investment losses	(1.9)		(1.9)	(20.9)			(22.8)
Manufactured products	795.1		795.1	39.1			834.2
Other				576.5			576.5
Total	806.4	0.9	807.3	2,970.5	(36.6)		3,741.2

Expenses:

Insurance claims and
policyholders’ benefits				1,433.2			1,433.2
Amortization of deferred
acquisition costs				377.6			377.6
Cost of manufactured products
sold	486.7		486.7	19.0			505.7
Other operating expenses	89.9	0.1	90.0	653.0			743.0
Interest		36.6	36.6	129.8	(36.6)	(a)	129.8
Total	576.6	36.7	613.3	2,612.6	(36.6)		3,189.3

	229.8	(35.8)	194.0	357.9	-		551.9

Income tax expense (benefit)	89.4	(13.9)	75.5	101.8			177.3
Minority interest				34.9			34.9
Total	89.4	(13.9)	75.5	136.7	-		212.2

Income (loss) from operations	140.4	(21.9)	118.5	221.2	-		339.7
Equity in earnings of the
Carolina Group				72.0	(72.0)	(b)
Income (loss) from continuing
operations	140.4	(21.9)	118.5	293.2	(72.0)		339.7
Discontinued operations, net				6.6			6.6
Net income (loss)	$140.4	$(21.9)	$118.5	$299.8	$(72.0)		$346.3

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$(143.4)	$(19.3)	$(162.7)	$865.0	$(43.4)	$658.9

Investing activities:

Purchases of property and
equipment	(7.8)		(7.8)	(192.1)		(199.9)
Change in short-term
investments	791.9	0.2	792.1	(4,166.0)		(3,373.9)
Other investing activities	(442.0)		(442.0)	4,015.0	(101.6)	3,471.4
	342.1	0.2	342.3	(343.1)	(101.6)	(102.4)

Financing activities:

Dividends paid	(200.0)	121.0	(79.0)	(27.9)	43.4	(63.5)
Reduction of intergroup
notional debt		(101.6)	(101.6)		101.6
Excess tax benefits from
share based compensation	0.6		0.6	1.9		2.5
Other financing activities				(531.6)		(531.6)
	(199.4)	19.4	(180.0)	(557.6)	145.0	(592.6)
Net change in cash	(0.7)	0.3	(0.4)	(35.7)		(36.1)
Net cash transactions from:
Continuing operations to
discontinued operations				15.9		15.9
Discontinued operations to
continuing operations				(15.9)		(15.9)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$1.7	$0.4	$2.1	$143.8		$145.9

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$(196.2)	$(23.2)	$(219.4)	$243.4	$(47.9)	$(23.9)

Investing activities:

Purchases of property and
equipment	(10.3)		(10.3)	(49.9)		(60.2)
Change in short-term investments	350.2	0.2	350.4	(1,988.6)		(1,638.2)
Other investing activities				1,786.4	(73.8)	1,712.6
	339.9	0.2	340.1	(252.1)	(73.8)	14.2

Financing activities:

Dividends paid	(176.0)	97.1	(78.9)	(27.8)	47.9	(58.8)
Reduction of intergroup notional
debt		(73.8)	(73.8)		73.8
Other financing activities				29.5		29.5
	(176.0)	23.3	(152.7)	1.7	121.7	(29.3)
Net change in cash	(32.3)	0.3	(32.0)	(7.0)		(39.0)
Net cash transactions from:
Continuing operations to
discontinued operations				7.8		7.8
Discontinued operations to
continuing operations				(7.8)		(7.8)
Cash, beginning of period	35.5	0.5	36.0	198.0		234.0
Cash, end of period	$3.2	$0.8	$4.0	$191.0	-	$195.0

5.  Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$10,352.0	$10,605.2
Ceded future policy benefits	1,104.4	1,192.9
Ceded policyholders’ funds	55.5	56.3
Billed reinsurance receivables	651.3	582.3
Reinsurance receivables	12,163.2	12,436.7
Less allowance for uncollectible reinsurance	520.0	519.3
Reinsurance receivables-net	$11,643.2	$11,917.4

The expenses incurred related to uncollectible reinsurance receivables are presented as a component of “Insurance claims and policyholders’ benefits” in the Consolidated Condensed Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining substantial amounts of collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Additionally, on a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended March 31, 2006

Property and casualty	$2,194.0	$21.0	$509.0	$1,706.0
Accident and health	192.0	16.0	45.0	163.0
Life	25.0		25.0
Total	$2,411.0	$37.0	$579.0	$1,869.0

Three Months Ended March 31, 2005

Property and casualty	$2,522.0	$58.0	$846.0	$1,734.0
Accident and health	308.0	14.0	158.0	164.0
Life	45.0		44.0	1.0
Total	$2,875.0	$72.0	$1,048.0	$1,899.0

Included in the direct and ceded earned premiums for the three months ended March 31, 2006 and 2005 are $348.0 million and $847.0 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Life premiums are primarily from long duration contracts; property and casualty premiums and accident and health premiums are primarily from short duration contracts.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of potential reinsurer losses as compared to the present value of the related premium.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program includes certain property and casualty contracts, such as the corporate aggregate reinsurance treaty discussed in more detail below, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash are recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in reinsurance balances payable in the Consolidated Condensed Balance Sheets.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $1,059.0 million and $1,050.0 million at March 31, 2006 and December 31, 2005. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaty, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur interest costs on these contracts for several years.

The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaty discussed in further detail below. In 2003, CNA discontinued purchases of such contracts. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of CNA’s property and casualty lines of business, was commuted.

	Aggregate
Three Months Ended March 31, 2006	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium			$(2.0)	$(2.0)
Ceded claim and claim adjustment expense
Ceding commissions
Interest charges		$(17.0)	(7.0)	(24.0)

Pretax expense	$-	$(17.0)	$(9.0)	$(26.0)

Three Months Ended March 31, 2005

Ceded earned premium	$(12.0)		$62.0	$50.0
Ceded claim and claim adjustment expense			(69.0)	(69.0)
Ceding commissions			(33.0)	(33.0)
Interest charges	(24.0)	$(16.0)	2.0	(38.0)

Pretax expense	$(36.0)	$(16.0)	$(38.0)	$(90.0)

Included in “All Other” above for the first quarter of 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10.0 million pretax expense for the three months ended March 31, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

Three Months Ended March 31	2006	2005
(In millions)

Standard Lines	$(13.0)	$(66.0)
Specialty Lines	(2.0)	(7.0)
Other Insurance	(11.0)	(17.0)
Pretax expense	$(26.0)	$(90.0)

Corporate Aggregate Reinsurance Treaty

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

6.  Receivables

	March 31,	December 31,
	2006	2005
(In millions)

Reinsurance	$12,163.2	$12,436.7
Other insurance	2,303.5	2,310.6
Security sales	786.8	604.9
Accrued investment income	292.4	322.2
Other	680.4	612.6
Total	16,226.3	16,287.0
Less: allowance for doubtful accounts on reinsurance receivables	520.0	519.3
allowance for other doubtful accounts and cash discounts	456.4	454.0
Receivables	$15,249.9	$15,313.7

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses of $12.0 million in the first quarter of 2006 related primarily to tornadoes, as compared to $1.0 million of catastrophes in the same period of 2005.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The following tables summarize the gross and net carried reserves as of March 31, 2006 and December 31, 2005.

			Life and
	Standard	Specialty	Group	Other
March 31, 2006	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$7,216.0	$1,834.0	$2,523.0	$3,085.0	$14,658.0
Gross IBNR Reserves	7,689.0	3,482.0	708.0	4,004.0	15,883.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,905.0	$5,316.0	$3,231.0	$7,089.0	$30,541.0

Net Case Reserves	$5,028.0	$1,358.0	$1,463.0	$1,385.0	$9,234.0
Net IBNR Reserves	6,107.0	2,523.0	383.0	1,942.0	10,955.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,135.0	$3,881.0	$1,846.0	$3,327.0	$20,189.0

December 31, 2005

Gross Case Reserves	$7,033.0	$1,907.0	$2,542.0	$3,297.0	$14,779.0
Gross IBNR Reserves	8,051.0	3,298.0	735.0	4,075.0	16,159.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$15,084.0	$5,205.0	$3,277.0	$7,372.0	$30,938.0

Net Case Reserves	$5,165.0	$1,442.0	$1,456.0	$1,554.0	$9,617.0
Net IBNR Reserves	6,081.0	2,352.0	381.0	1,902.0	10,716.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,246.0	$3,794.0	$1,837.0	$3,456.0	$20,333.0

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	March 31, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,919.0	$626.0	$2,992.0	$680.0
Ceded reserves	(1,411.0)	(230.0)	(1,438.0)	(257.0)
Net reserves	$1,508.0	$396.0	$1,554.0	$423.0

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

As of March 31, 2006 and December 31, 2005, CNA carried approximately $1,508.0 million and $1,554.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $1.0 million and $2.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2006 and 2005. CNA paid asbestos-related claims, net of reinsurance recoveries, of $47.0 million and $53.0 million for the three months ended March 31, 2006 and 2005.

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

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and in June 2006 the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims.

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey,

a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey; however, Keasbey’s involvement at a number of work sites is a highly contested issue. Therefore, the defense disputes the percentage of valid claims against Keasbey. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. The court dismissed a claim alleging bad faith and seeking unspecified damages on March 21, 2004; that ruling was affirmed on March 31, 2005 by Appellate Division, First Department. The trial in the Keasbey coverage action commenced on July 13, 2005; closing arguments concluded on October 28, 2005. The Court reopened the record in January 2006 for additional evidentiary submissions and briefing, and additional closing arguments were held March 27, 2006. It is unclear when CNA will have a decision from the trial court. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Keasbey under its policies and, if so, under which policies; (b) whether CNA’s responsibilities extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions in some of the policies apply to exclude certain claims; (e) the extent to which claimants can establish exposures to asbestos materials as to which Keasbey has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Keasbey and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; and (h) the extent that such liability would be shared with other responsible parties. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The litigation involves disputes over the confirmation of the Plan of Reorganization in bankruptcy, the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). A confirmation hearing relating to that Plan is anticipated in 2007. Coverage issues will be determined in a later proceeding. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CIC and affiliated entities issued certain primary and excess policies to Bendix Corporation (“Bendix”), now part of Honeywell International, Inc. (“Honeywell”). Honeywell faces approximately 79,320 pending asbestos bodily injury claims resulting from alleged exposure to Bendix friction products. CIC’s primary policies allegedly covered the period from at least 1939 (when Bendix began to use asbestos in its friction products) to 1983, although the parties disagreed about whether CIC’s policies provided product liability coverage before 1940 and from 1945 to 1956. CIC asserted that it owed no further material obligations to Bendix under any primary policy. Honeywell alleged that two primary policies issued by CIC covering 1969-1975 contain occurrence limits but not product liability aggregate limits for asbestos bodily injury claims. On May 15, 2000, CIC filed an action captioned Continental Insurance Co., et al. v. Honeywell International Inc., No. MRS-L-1523-00 (Morris County, New Jersey) to resolve these and other issues. CNA and Honeywell have reached a settlement of their claims against one another. Under the settlement, CNA will make no payment and have no further obligations under its primary policies. CNA also will receive certain releases and credits against its excess insurance obligations, and will pay its remaining excess obligations up to the stated policy limit as they accrue according to an agreed-upon schedule. The outcome of the settlement was contemplated in CNA’s asbestos loss reserves.

Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all but one case in that court has been dismissed and that case makes no substantive claims against CNA named as a defendant. (Maynard v. The Louis Berkman Co., (Ohio Ct. Common Pl. filed Jan. 29, 2006)). The only other case that remains is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Similar lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. More recently, a different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005 and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of March 31, 2006 and December 31, 2005, CNA carried approximately $396.0 million and $423.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2006 or 2005. CNA recorded $10.0 million and $5.0 million of current accident year losses related to mass tort for the three months ended March 31, 2006 and 2005. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $37.0 million and $52.0 million for the three months ended March 31, 2006 and 2005.

Net Prior Year Development

Unfavorable net prior year development of $6.0 million was recorded for the three months ended March 31, 2006, including $59.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $53.0 million of favorable premium development. Unfavorable net prior year development of $68.0 million, including $133.0 million of unfavorable claim and allocated claim adjustment expense reserve development and

$65.0 million of favorable premium development, was recorded for the three months ended March 31, 2005. The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note 5 for further discussion of the provision for uncollectible reinsurance.

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a corporate aggregate reinsurance treaty. See Note 5 for further discussion of the remaining corporate aggregate reinsurance treaty.

For the three months ended March 31, 2006, CNA recorded no net prior year development related to the corporate aggregate reinsurance treaties. For the three months ended March 31, 2005, CNA recorded unfavorable net prior year development of $12.0 million related to the corporate aggregate reinsurance treaties, consisting of $9.0 million of unfavorable development in Standard Lines, $5.0 million of favorable development in Specialty Lines and $8.0 million of unfavorable development in Other Insurance.

The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance. Favorable net prior year development of $15.0 million and $16.0 million was recorded in the Life and Group Non-Core segment for the three months ended March 31, 2006 and 2005.

2006 Net Prior Year Development

Standard Lines

Unfavorable net prior year development of $10.0 million was recorded for the three months ended March 31, 2006, including $59.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $49.0 million of favorable premium development.

Approximately $17.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to the commercial auto, monoline and package liability, primarily in accident years 2004, 2000 and prior. Approximately $11.0 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business, in accident years 2000 and subsequent. Approximately $22.0 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2005.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies.

The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily attributed to increased severity trends for workers compensation. The favorable net prior year premium development was recorded mainly as a result of additional premium resulting from audits on recent policies, primarily workers compensation.

Specialty Lines

Favorable net prior year development of $3.0 million was recorded for the three months ended March 31, 2006. This amount consisted of $5.0 million of unfavorable claim and allocated claim adjustment expense development and $8.0 million of favorable premium development.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to large claims from large law firm errors and omissions, and directors & officers coverages, offset by favorable claim and allocated claim adjustment expense reserve development in the warranty line of business. The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was due to additional losses recorded on favorable premium development.

Other Insurance

Unfavorable net prior year development of $14.0 million was recorded for the three months ended March 31, 2006. This amount consisted of $7.0 million of unfavorable claim and allocated claim adjustment expense development and $7.0 million of unfavorable premium development.

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the financial guarantee line of business, and an adverse arbitration ruling that was offset by a release of a previously established allowance for uncollectible reinsurance. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by the favorable loss development impact of an assumed reinsurance commutation. The unfavorable premium development was also related to this reinsurance commutation.

2005 Net Prior Year Development

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

8.  Shareholders’ Equity

	March 31,	December 31,
	2006	2005
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued - 185,953,433 and 185,846,889 shares	$186.0	$185.8
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 78,618,496 and 78,531,678 shares	0.8	0.8
Additional paid-in capital	2,251.3	2,237.7
Earnings retained in the business	10,841.9	10,364.4
Accumulated other comprehensive income	93.8	311.1
	13,373.8	13,099.8
Less treasury stock, at cost (558,400 shares of Loews common stock and
340,000 shares of Carolina Group stock)	63.3	7.7
Total shareholders’ equity	$13,310.5	$13,092.1

9.  Statutory Accounting Practices

CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from generally accepted accounting principles (“GAAP”). In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of March 31, 2006 or December 31, 2005.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $207.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s

2006 debt service and principal repayment requirements. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income
	March 31,	December 31,	Three Months Ended March 31,
	2006	2005	2006	2005
(In millions)

Property and casualty companies (a)	$7,193.0	$6,940.0	$166.0	$580.0
Life and group insurance company	640.0	627.0	10.0	22.0

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.

10.  Benefit Plans

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

Net periodic benefit cost components:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2006	2005	2006	2005
(In millions)

Service cost	$15.1	$15.3	$3.3	$2.5
Interest cost	54.7	53.1	8.2	7.7
Expected return on plan assets	(60.7)	(57.7)	(1.2)	(1.2)
Amortization of unrecognized
net loss (gain)	1.9	1.4	0.5	0.2
Amortization of unrecognized prior
service cost	1.7	1.9	(8.2)	(7.6)
Actuarial loss	10.6	7.1	1.4	1.0
Net periodic benefit cost	$23.3	$21.1	$4.0	$2.6

Stock Option Plans - In 2005, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews common stock for which options or stock appreciation rights (“SARs”) may be granted under the Loews Plan is 4,000,000 shares, and the maximum number of shares of Loews common stock with respect to which options or SARs may be granted to any individual in any calendar year is 400,000 shares. The exercise price per share may not be less than the fair value of the common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2006
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, January 1	1,285,658	$58.020
Granted	155,800	100.990
Exercised	(106,544)	54.238
Canceled	(24,010)	71.242
Awards outstanding, March 31	1,310,904	63.193

Awards exercisable, March 31	756,285	$53.905

Shares available for grant,
March 31	2,151,463

In the first quarter of 2006, the Company awarded SARs totaling 151,800 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at March 31, 2006 was 148,300 shares with 3,500 shares forfeited during the first quarter.

The weighted average grant date fair value of awards granted during the quarter ended March 31, 2006 was $27.00. The weighted average remaining contractual terms of awards outstanding and exercisable as of March 31, 2006, were 7.3 years and 6.3 years. The aggregate intrinsic values of awards outstanding and exercisable at March 31, 2006 were $50.4 million and $36.1 million. The total intrinsic value of awards exercised during the quarter ended March 31, 2006 was $4.8 million.

The fair value of granted options and SARs was estimated at the grant date using the Black Scholes option pricing model. The Black-Scholes model incorporates a risk free interest rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 4.4% to 4.8%. The estimates of the underlying common stock’s volatility ranged from 19.7% to 24.0%, and the expected dividend yield was 0.6% for all valuations. The expected life of the securities granted was 5.0 years.

The Company recorded stock-based compensation expense of $1.0 million related to the Loews Plan during the three months ended March 31, 2006. The related income tax benefit recognized was $0.4 million. At March 31, 2006, the compensation cost related to nonvested awards not yet recognized was $10.5 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

In February of 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options or SARs may be granted under the Carolina Group Plan is 1,500,000 shares; and the maximum number of shares of Carolina Group stock with respect to which options or SARs may be granted to any individual in any calendar year is 200,000 shares. The exercise price per share may not be less than the fair value of the stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Carolina Group Plan follows:

	2006
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, January 1	536,572	$28.526
Granted	102,000	47.055
Exercised	(86,818)	26.882
Canceled	(10,500)	28.989
Awards outstanding, March 31	541,254	32.253

Awards exercisable, March 31	144,994	$27.547

Shares available for grant,
March 31	645,250

In the first quarter of 2006, the Company awarded SARs totaling 102,000 shares. In accordance with the Carolina Group Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at March 31, 2006 was 102,000 shares.

The weighted average grant date fair value of awards granted during the quarter ended March 31, 2006 was $11.37. The weighted average remaining contractual term of awards outstanding and exercisable as of March 31, 2006, was 8.2 years and 7.1 years. The aggregate intrinsic value of awards outstanding and exercisable at March 31, 2006 was $8.3 million and $2.9 million. The total intrinsic value of awards exercised during the quarter ended March 31, 2006 was $1.8 million.

The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes model incorporates a risk free interest rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 4.4% to 4.8%. The estimates of the underlying common stock’s volatility ranged from 32.2% to 32.7%, and the expected dividend yield ranged from 3.8% to 3.9%. The expected life of the securities granted was 5.0 years.

The Company recorded stock-based compensation expense of $0.2 million related to the Carolina Group Plan during the three months ended March 31, 2006. The related income tax benefit recognized was less than $0.1 million. At March 31, 2006, the compensation cost related to nonvested awards not yet recognized was $2.5 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

11.  Business Segments

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

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of two interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois with 13,470 miles of pipeline.

Diamond Offshore’s business primarily consists of operating 44 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. The majority of these rigs are located in the Gulf of Mexico region with the remainder operating in Brazil, the North Sea, and various other foreign markets.

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation which distributes and sells watches and clocks, as well as corporate interest expenses and other corporate administrative costs.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2006	2005
(In millions)

Revenues (a) :

CNA Financial :
Standard Lines	$1,347.4	$1,368.0
Specialty Lines	751.3	661.1
Life and Group Non-Core	350.2	300.7
Other Insurance	51.6	37.3
Total CNA Financial	2,500.5	2,367.1
Lorillard	879.6	808.3
Boardwalk Pipeline	175.0	151.3
Diamond Offshore	458.7	264.7
Loews Hotels	93.4	92.1
Corporate and other	137.3	57.7
Total	$4,244.5	$3,741.2

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$205.5	$129.4
Specialty Lines	182.4	120.9
Life and Group Non-Core	(25.6)	(8.5)
Other Insurance	(7.2)	5.9
Total CNA Financial	355.1	247.7
Lorillard	275.1	231.7
Boardwalk Pipeline	69.4	62.8
Diamond Offshore	205.3	43.0
Loews Hotels	13.9	21.3
Corporate and other	65.8	(54.6)
Total	$984.6	$551.9

Three Months Ended March 31	2006	2005
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$129.8	$85.0
Specialty Lines	105.5	74.9
Life and Group Non-Core	(9.5)	(1.5)
Other Insurance	(8.2)	9.9
Total CNA Financial	217.6	168.3
Lorillard	168.8	141.6
Boardwalk Pipeline	35.7	37.9
Diamond Offshore	72.3	14.2
Loews Hotels	8.5	13.2
Corporate and other	43.1	(35.5)
Income from continuing operations	546.0	339.7
Discontinued operations	(5.0)	6.6
Total	$541.0	$346.3

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Three Months Ended March 31	2006	2005

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$13.2	$(5.2)
Specialty Lines	3.0	0.7
Life and Group Non-Core	(11.6)	(4.7)
Other Insurance	4.2	(7.5)
Total CNA Financial	8.8	(16.7)
Corporate and other	(6.8)	(6.1)
Total	$2.0	$(22.8)

Net income (loss):

CNA Financial:
Standard Lines	$8.1	$(7.6)
Specialty Lines	1.8	3.0
Life and Group Non-Core	(6.9)	(2.8)
Other Insurance	(2.5)	(4.3)
Total CNA Financial	0.5	(11.7)
Corporate and other	(4.3)	(3.5)
Total	$(3.8)	$(15.2)

12.  Legal Proceedings

INSURANCE RELATED

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

In addition, CNA has instituted arbitration proceedings against John Hancock in which CNA is seeking rescission of the Treaties as well as access to and the right to inspect the books and records relating to the Treaties. Discovery is ongoing in that arbitration proceeding and a hearing is currently scheduled for April 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings. CNA has also undertaken legal action seeking to avoid portions of the remaining exposure arising out of the IGI Program.

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs seek “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts.  Although it has denied the material allegations of the amended complaint, CNA has entered into a settlement agreement with plaintiffs which has been preliminarily approved by the Court. A final approval hearing has been scheduled for July 2006. CNA previously recorded a liability in anticipation of this settlement, therefore resolution of this matter is not expected to have a material impact on results of operations.

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

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment.  CNA has denied the material allegations made in these cases and, based on facts and circumstances presently known, in the opinion of management the resolution of these cases will not materially affect the equity of the Company, although results of operations may be adversely affected.

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

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 35 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in four of the seven Reimbursement cases pending against cigarette manufacturers in the United States. The Company is not a defendant in any of the cases pending in the United States. Lorillard and the Company are defendants in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. The U.S. Supreme Court denied the government's application seeking review of this decision, although plaintiff could again seek appellate review of this issue following a verdict. A bench trial of this matter began during September of 2004. All evidence has been submitted and the parties made their final post-trial submissions during the fourth quarter of 2005. The court could issue its verdict at any time. See Reimbursement Cases below.

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

Approximately 975 of the 1,300 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC”. Lorillard is a defendant in approximately 885 of the 975 IPIC cases. The Company is not a defendant in any of the IPIC cases. Although the court has not yet entered a trial plan that governs how the cases will be tried, it has ordered that the first phase of a consolidated trial will begin during March of 2007.

Since January 1, 2004, verdicts have been returned in 13 cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in nine of the 13 trials, while juries found in favor of the plaintiffs and awarded damages in the four remaining cases. The defendants in each of these four cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals in seven Individual cases in recent years and have been required to pay damages to plaintiffs. Punitive damages were paid to the smokers in three of the seven cases. Lorillard was not a party to these seven matters.

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

Some cases against U.S. cigarette manufacturers and manufacturers of smokeless tobacco products are scheduled for trial during 2006 and beyond. Lorillard is not a defendant in any of the cases scheduled for trial through the end of the second quarter of 2006. The Company is not a defendant in any of the cases scheduled for trial. The trial dates are subject to change.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. In the single trial decided for the plaintiff, the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In one of the six cases in which a defense verdict was returned, the court granted plaintiff’s motion for new trial and, following appeal, the case has been returned to the trial court for a second trial that has not been scheduled. In another of the cases in which a defense verdict was returned, plaintiff has appealed.

None of the flight attendant cases are scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in ten pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs purport to seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs' claims are based on defendants’ alleged RICO violations. Neither Lorillard nor the Company are defendants in approximately 35 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes.

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

The Engle Case - One of the class actions pending against Lorillard is Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994). Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against all of the defendants. The judgment also provided that the jury's awards would bear interest at the rate of 10.0% per year. During May of 2003, a Florida appellate court reversed the judgment and decertified the class. The court also held that the claims for punitive damages asserted by Florida smokers were barred as these claims are based on the same misconduct alleged in the case filed by the State of Florida against cigarette manufacturers, including Lorillard, which was concluded by a 1997 settlement agreement and judgment (see “Settlement of State Reimbursement Litigation” below). The court subsequently denied plaintiffs' motion for rehearing. Plaintiffs appealed to the Florida Supreme Court which heard argument on November 3, 2004. Even if the Florida Supreme Court were to rule in favor of the defendants, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court. The Company and Lorillard believe that the Florida appellate court's decision should be upheld upon further appeals.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2006, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the Florida appellate court’s decertification of the class and its order vacating the judgment.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid or is vacated on appeal. As of April 15, 2006 judicial interest totaled an additional amount of approximately $400.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The appellate court heard defendants’ appeal during April of 2006. The parties filed a stipulation in the trial court agreeing that an article of the Louisiana Code of Civil Procedure, and a Louisiana statute governing the amount of appellate bonds in civil cases involving a signatory to the Master Settlement Agreement, required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court, at a later date, the sufficiency or amount of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, and that any challenges to the amount of the bond would fail, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class it had previously ordered. Plaintiffs are pursuing an appeal of this decertification ruling. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants' cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants' marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. Plaintiffs appealed, but the California Court of Appeal affirmed the dismissal during 2004. Plaintiffs are now pursuing an appeal to the California Supreme Court. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants' marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000) in which the court returned a verdict in favor of the class during March of 2003 and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs' counsel approximately $1.8 billion in fees and costs. Following trial, the Illinois Supreme Court permitted Philip Morris to post a reduced bond, and it assumed immediate jurisdiction of Philip Morris’ appeal. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. Plaintiffs have moved for reconsideration of this ruling. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters. Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs' claims are based on defendants' alleged RICO violations. The court heard plaintiffs' motion for class certification during September of 2005 but it has permitted plaintiffs to submit additional evidence and has not issued a ruling.

REIMBURSEMENT CASES - Although the cases settled by the State Settlement Agreements, as described below, are concluded, certain matters are pending against cigarette manufacturers. The pending cases include Reimbursement cases on file in U.S. courts, a Reimbursement case on file in Israel, and cases challenging the State Settlement Agreements. Lorillard is a defendant in four pending Reimbursement cases in the U.S. and has been named as a party to the case in Israel. The Company also is a party to the case in Israel, but it is not a defendant in any of the Reimbursement cases in the U.S. The four cases pending against Lorillard are brought by a city government and a group of hospitals; a group of taxpayers; an Indian tribe; and the U.S. federal government.

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

In another of the cases, a private insurer in Israel, Clalit Health Services, seeks damages for providing treatment to individuals allegedly injured by cigarette smoking in Israel (Clalit Health Services v. Philip Morris, Inc., et al., District Court of Jerusalem, Israel). The Company was dismissed from this suit during 2005, although plaintiff has appealed this ruling. The case remains pending against Lorillard, other cigarette manufacturers, and other defendants.

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

Lorillard recorded pretax charges of $217.0 million and $198.7 million ($133.1 million and $121.4 million after taxes) for the three months ended March 31, 2006 and 2005, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in the following amounts, subject to adjustment for several factors, including inflation, market share and industry volume: $8.4 billion through 2007 and $9.4 billion thereafter. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys' fees, subject to an annual cap of $500.0 million, as well as an additional amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending almost 50 years ago. Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $19.4 million in payments of judgments and settlements to finally resolve approximately 75 claims. In the only case with Filter claims to have been tried since January 1, 2004, Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County) the jury returned a verdict in favor of Lorillard. Plaintiff did not appeal and this matter is concluded. Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits allege that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. Approximately 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases but has been voluntarily dismissed without prejudice from all of them. Three indirect purchaser suits in New York, Florida and Michigan, were dismissed by courts in their entirety and plaintiffs have withdrawn their appeals, and the other actions in all states except for New Mexico and Kansas have been voluntarily dismissed. A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. The defendants, including Lorillard, have filed motions for summary judgment and a response was served on February 20, 2006 and a reply brief is to be filed on May 8, 2006. As ordered by the Court, class notice was sent out by October 30, 2005. The New Mexico plaintiffs have been permitted to rely on discovery produced in the Kansas case. In the Kansas case, the District Court of Seward County certified a class of purchasers in Kansas in 2002. Discovery is proceeding in the Kansas case, and the parties are in the process of litigating certain privilege issues with no date having yet been set by the Court for dispositive motions and trial. Defendants filed a motion to enter a new case management order on January 18, 2006, requesting that the court confirm that fact discovery is closed, set a schedule for expert discovery, and set a schedule for summary judgment motions. That motion is to be heard May 15, 2006.

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

REPARATION CASES - During 2002, the Company was named as a defendant in three cases in which plaintiffs seek reparations for the alleged financial benefits derived from the uncompensated use of slave labor. These three cases were transferred to the U.S. District Court for the Northern District of Illinois and consolidated into a multi-district litigation proceeding. The Company was named as a defendant in these matters as a result of conduct purportedly engaged in by predecessors to Lorillard and various other entities. Plaintiffs in these suits sought various types of damages including disgorgement of profits, restitution and punitive damages. Plaintiffs were alleging class certification on behalf of the descendants of enslaved African Americans. During July of 2005, the Northern District of Illinois granted with prejudice the defendants' motion to dismiss the cases. Plaintiffs have appealed.

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

13.  Commitments and Contingencies

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at March 31, 2006 that CNA could be required to pay under this guarantee are approximately $229.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $938.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2006, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA recorded approximately $62.0 million and $65.0 million of other liabilities related to these indemnification agreements as of March 31, 2006 and December 31, 2005.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005, including a pretax impairment charge of $20.0 million during the first quarter of 2005. The Company no longer provides additional liquidity to the contractor and has not recognized interest related to the loans since June 30, 2005.

In addition to the impairment of loans under the credit facility, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110.0 million of surety loss reserves in anticipation of future loss payments, $50.0 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were taken, CCC would have all further surety bond exposure through the reinsurance arrangements. During the first quarter of 2006, CNA Surety paid $12.0 million related to surety losses of the contractor. As of March 31, 2006, CNA Surety has made total payments of approximately $38.0 million to settle outstanding bonded obligations of the contractor.

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

CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60.0 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twelve months, expiring on December 31, 2006.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under the credit facility or under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90.0 million pretax.

CNA has also guaranteed or provided collateral for the contractor’s letters of credit. As of March 31, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $13.0 million.

Diamond Offshore Construction Projects

As of March 31, 2006, Diamond Offshore had purchase obligations aggregating approximately $600.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $190.0 million, $223.0 million and $187.0 million in 2006, 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond Diamond Offshore’s control.

Regulatory and Rate Matters

Boardwalk Pipeline’s natural gas pipeline operations are regulated by the Federal Energy Regulatory Commission (“FERC”) whose regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. From time to time, certain revenues collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other risks. On April 29, 2005, Texas Gas filed a general rate case. Texas Gas began collecting new rates, subject to refund, on November 1, 2005. Texas Gas and the other participants (FERC staff and customers) reached a proposed settlement. On March 28, 2006, the presiding administrative law judge certified the settlement offer to FERC as an uncontested settlement offer. The unopposed settlement offer was approved by FERC on April 21, 2006, with refunds due approximately 90 days after the issuance of the order approving the settlement. The order will become final if no requests for rehearing are filed within thirty days. The annual settled cost of service was $257.8 million.

As of March 31, 2006, an estimated refund liability of approximately $6.5 million related to Texas Gas’ general rate case was recorded on the Consolidated Condensed Balance Sheet. In the first quarter of 2006, Texas Gas recognized an increase to the liability and a corresponding reduction in revenues of $1.5 million related to estimated refunds due to customers. Due to the settlement, Texas Gas will begin to amortize the balance of its related regulatory asset for postretirement benefits other than pensions. The regulatory asset balance of approximately $30.0 million at March 31, 2006 will be amortized on a straight-line basis over approximately five years.

Pipeline Expansion Projects

In February and March of 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.5 Bcf per day pipeline expansion projects in East Texas and Mississippi. Boardwalk Pipeline expects the total cost for the 1.5 Bcf expansion to be approximately $800.0 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. In February of 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the East Texas expansion, and in April of 2006, FERC granted Gulf South’s request to initiate the pre-filing process for the Mississippi expansion. As of March 31, 2006, Boardwalk Pipeline had purchase commitments of approximately $234.5 million primarily related to these expansion projects.

Other

In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At March 31, 2006 and December 31, 2005, there were approximately $29.0 million and $30.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $379.1 million for non-cancelable operating leases expiring from 2006 through 2016 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $54.8 million in 2006; $62.0 million in 2007; $53.9 million in 2008; $44.4 million in 2009; $39.9 million in 2010; and $124.1 million in 2011 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $21.0 million as of March 31, 2006. Estimated future minimum payments under these contracts are as follows: $13.0 million in 2006 and $8.0 million in 2007.

14.  Discontinued Operations

CNA has discontinued operations which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, the London Market and marine liabilities. The run-off operations are concentrated in United Kingdom and Bermuda subsidiaries also acquired in the merger.

Operating results of CNA’s discontinued operations were as follows:

Three Months Ended March 31	2006	2005
(In millions)

Revenues :
Net investment income	$3.9	$4.4
Other	(0.1)	(6.5)
Total revenues	3.8	(2.1)
Insurance related benefits (expenses)	(9.7)	9.2
Income (loss) before income taxes and minority interest	(5.9)	7.1
Income tax expense (benefit)	(0.4)	(0.1)
Minority interest	(0.5)	0.6
Net income (loss) from discontinued operations	$(5.0)	$6.6

Net assets of discontinued operations are included in Other Assets in the Consolidated Balance Sheets and were as follows:

	March 31,	December 31,
	2006	2005
(In millions)

Assets:
Investments	$359.6	$357.8
Reinsurance receivables	58.7	77.9
Cash	4.9	28.9
Other assets	10.7	6.0
Total assets	433.9	470.6

Liabilities:
Insurance reserves	(329.3)	(337.9)
Other liabilities	(11.9)	(19.4)
Total liabilities	(341.2)	(357.3)

Net assets of discontinued operations	$92.7	$113.3

The Accumulated Other Comprehensive Income reported in the Consolidated Condensed Balance Sheets includes $9.1 million and $10.1 million related to unrealized gains and $7.3 million and $5.0 million related to the cumulative foreign currency translation adjustment for discontinued operations as of March 31, 2006 and December 31, 2005.

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At March 31, 2006 and December 31, 2005, the insurance reserves are net of discount of $102.0 million and $104.9 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses and foreign currency gains and losses reduced by the effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note 16 for information on the restatement for discontinued operations.

15.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2006 and December 31, 2005, and consolidating statements of income information for the three months ended March 31, 2006 and 2005. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
March 31, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$40,656.2	$1,411.4	$57.0	$592.9	$9.8	$3,253.1		$45,980.4
Cash	96.3	1.7	2.1	15.5	10.9	14.5		141.0
Receivables	14,541.6	29.4	97.9	437.3	30.1	118.4	$(4.8)	15,249.9
Property, plant and equipment	154.6	209.3	1,867.0	2,435.3	363.4	21.6		5,051.2
Deferred income taxes	1,233.8	427.5				19.5	(716.7)	964.1
Goodwill and other intangible assets	105.6		163.5	21.8	2.6	4.9		298.4
Investments in capital stocks of
subsidiaries						11,590.0	(11,590.0)
Other assets	1,114.4	387.1	229.9	90.4	27.9	78.5		1,928.2
Deferred acquisition costs of
insurance subsidiaries	1,198.3							1,198.3
Separate account business	519.9							519.9
Total assets	$59,620.7	$2,466.4	$2,417.4	$3,593.2	$444.7	$15,100.5	$(12,311.5)	$71,331.4

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,911.4							$41,911.4
Payable for securities purchased	644.8					$109.3		754.1
Collateral on loaned securities	1,789.4							1,789.4
Short-term debt	252.3				$4.1	299.9		556.3
Long-term debt	1,438.1		$1,101.5	$960.1	235.2	865.0		4,599.9
Reinsurance balances payable	1,619.4							1,619.4
Deferred income taxes			7.0	450.9	49.3	209.5	$(716.7)
Other liabilities	2,263.7	$1,157.5	287.0	365.9	8.4	195.9	(55.0)	4,223.4
Separate account business	519.9							519.9
Total liabilities	50,439.0	1,157.5	1,395.5	1,776.9	297.0	1,679.6	(771.7)	55,973.8
Minority interest	941.0		284.6	821.5				2,047.1
Shareholders’ equity	8,240.7	1,308.9	737.3	994.8	147.7	13,420.9	(11,539.8)	13,310.5
Total liabilities and shareholders’ equity	$59,620.7	$2,466.4	$2,417.4	$3,593.2	$444.7	$15,100.5	$(12,311.5)	$71,331.4

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,692.9	$1,747.7	$65.0	$819.9	$9.5	$3,061.0		$45,396.0
Cash	96.4	2.4	0.8	24.9	9.6	19.0		153.1
Receivables	14,722.4	25.5	106.8	357.1	21.6	145.7	$(65.4)	15,313.7
Property, plant and equipment	148.5	213.9	1,867.4	2,333.7	366.6	21.5		4,951.6
Deferred income taxes	1,140.5	428.5	16.6			22.2	(702.5)	905.3
Goodwill and other intangible assets	104.5		163.5	21.8	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						11,645.1	(11,645.1)
Other assets	1,075.9	377.5	262.0	88.9	30.2	75.1		1,909.6
Deferred acquisition costs of
insurance subsidiaries	1,197.4							1,197.4
Separate account business	551.5							551.5
Total assets	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,436.2							$42,436.2
Payable for securities purchased	226.5					$175.2		401.7
Collateral on loaned securities	767.4							767.4
Short-term debt	252.4		$42.1		$3.9	299.8		598.2
Long-term debt	1,437.9		1,101.3	$968.3	236.2	864.9		4,608.6
Reinsurance balances payable	1,636.2							1,636.2
Deferred income taxes				456.9	50.2	195.4	$(702.5)
Other liabilities	2,239.9	$1,455.7	347.0	335.8	11.5	206.2	(71.3)	4,524.8
Separate account business	551.5							551.5
Total liabilities	49,548.0	1,455.7	1,490.4	1,761.0	301.8	1,741.5	(773.8)	55,524.6
Minority interest	936.8		276.5	845.6				2,058.9
Shareholders’ equity	8,245.2	1,339.8	715.2	1,039.7	138.3	13,253.1	(11,639.2)	13,092.1
Total liabilities and shareholders’ equity	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Three Months Ended March 31, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,868.6							$1,868.6
Net investment income	570.4	$24.8	$0.5	$8.4	$0.2	$99.8		704.1
Intercompany interest and dividends						336.5	$(336.5)
Investment gains (losses)	8.8	(0.6)		(0.2)		(6.0)		2.0
Manufactured products		854.8				43.6		898.4
Other	52.7		174.5	450.3	93.2	0.7		771.4
Total	2,500.5	879.0	175.0	458.5	93.4	474.6	(336.5)	4,244.5

Expenses:

Insurance claims and policyholders’
benefits	1,492.0							1,492.0
Amortization of deferred acquisition costs	370.2							370.2
Cost of manufactured products sold		511.7				21.6		533.3
Other operating expenses	253.0	92.8	90.0	246.6	76.6	30.8		789.8
Interest	30.2		15.6	6.8	2.9	19.1		74.6
Total	2,145.4	604.5	105.6	253.4	79.5	71.5		3,259.9
	355.1	274.5	69.4	205.1	13.9	403.1	(336.5)	984.6

Income tax expense (benefit)	109.5	106.1	23.6	66.5	5.4	23.1		334.2
Minority interest	28.0		10.1	66.3				104.4
Total	137.5	106.1	33.7	132.8	5.4	23.1		438.6
Income from continuing operations	217.6	168.4	35.7	72.3	8.5	380.0	(336.5)	546.0
Discontinued operations, net	(5.0)							(5.0)
Net income	$212.6	$168.4	$35.7	$72.3	$8.5	$380.0	$(336.5)	$541.0

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Three Months Ended March 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,899.4						$(0.3)	$1,899.1
Net investment income	406.0	$13.2	$0.5	$5.8	$4.9	$23.8		454.2
Intercompany interest and dividends						205.4	(205.4)
Investment gains (losses)	(16.7)	(1.9)		(1.3)		(2.9)		(22.8)
Manufactured products		795.1				39.1		834.2
Other	78.4		150.8	258.9	87.2	1.2		576.5
Total	2,367.1	806.4	151.3	263.4	92.1	266.6	(205.7)	3,741.2

Expenses:

Insurance claims and policyholders’
benefits	1,433.2							1,433.2
Amortization of deferred acquisition costs	377.6							377.6
Cost of manufactured products sold		486.7				19.0		505.7
Other operating expenses	272.0	89.9	73.9	212.1	68.9	26.5	(0.3)	743.0
Interest	36.6		14.6	9.6	1.9	67.1		129.8
Total	2,119.4	576.6	88.5	221.7	70.8	112.6	(0.3)	3,189.3
	247.7	229.8	62.8	41.7	21.3	154.0	(205.4)	551.9

Income tax expense (benefit)	58.2	89.4	24.9	14.2	8.1	(17.5)		177.3
Minority interest	21.2			13.7				34.9
Total	79.4	89.4	24.9	27.9	8.1	(17.5)		212.2
Income from continuing operations	168.3	140.4	37.9	13.8	13.2	171.5	(205.4)	339.7
Discontinued operations, net	6.6							6.6
Net income	$174.9	$140.4	$37.9	$13.8	$13.2	$171.5	$(205.4)	$346.3

Note 16.  Restatements

The Company has restated its previously reported interim financial statements for the three months ended March 31, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Consolidated Condensed Statement of Cash Flows.

Discontinued Operations

A review of discontinued operations completed in February 2006 identified an overstatement of the net assets of these discontinued operations and errors in accounting for the periodic results of these operations. CNA did not have an effectively designed control process in place to ensure adequate oversight, analysis, reconciliation, documentation and periodic evaluation of the results and balances that comprise the net assets of businesses reported as discontinued operations. There was also a lack of understanding of subsidiary ledger detail which contributed to CNA’s failure to eliminate intercompany activity within discontinued operations and between continuing and discontinued operations. As a result, the balances related to discontinued operations were incorrectly established in CNA’s current general ledger system in 1997 in connection with a general ledger conversion, creating an overstatement of the reported net assets of discontinued operations. In addition, CNA’s evaluation of the periodic results of discontinued operations was ineffective. The correction of the elimination issue noted above caused the historical results of discontinued operations to change, requiring current evaluation of the revised periodic results for reporting purposes. Further, in light of the impact of the elimination corrections, CNA reviewed its historical process to evaluate the results of discontinued operations and determined that process did not address recorded loss reserves at all consolidating levels for discontinued operations. Therefore, CNA determined that it was appropriate to recognize the impact of the revised historical periodic income or loss of discontinued operations.

The effect of the restatement on the Consolidated Condensed Statement of Income for the three months ended March 31, 2005 is included in the table below.

Three Months Ended March 31	2005
(In millions, except per share data)	Previously
	Reported	Restated
Consolidated Statement of Income:
Discontinued operations, net	$-	$6.6
Net income	339.7	346.3

Per Loews common share-basic and diluted
Discontinued operations, net	$-	$0.04
Net income	1.58	1.62

Consolidated Condensed Statement of Cash Flows

The Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005 has been restated to reflect the following:

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

As a result of the restatements, previously reported cash flows from continuing operations provided (used) by operating activities, investing activities and financing activities were increased or decreased for the three months ended March 31, 2005 as follows:

Three Months Ended March 31	2005
(In millions)	Previously
	Reported	Restated

Cash flows from continuing operations provided
(used) by:
Operating activities	$(57.5)	$(12.6)
Investing activities	8.7	0.3
Financing activities	15.0	(29.3)

In addition, the Company has revised its 2005 Consolidated Condensed Statement of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, as well as to include the cash balance related to discontinued operations in the Consolidated Condensed Statement of Cash Flows.

The restatements related to cash flows had no impact on the total change in cash from continuing operations within the Consolidated Condensed Statement of Cash Flows.

Note 17.  Subsequent Event

On April 11, 2006, the Company announced that its Board of Directors declared a three-for-one stock split of Loews common stock, by way of a stock dividend, to shareholders of record on April 24, 2006. Each holder of record on that date will receive two additional shares of Loews common stock for each share owned. The new shares are expected to be distributed on or about May 8, 2006. The stock split will increase the number of shares of common stock outstanding from approximately 185.4 million shares to approximately 556.2 million shares. The pro forma earnings per share of Loews common stock, giving retroactive effect to the stock split, is as follows:

Three Months Ended March 31	2006	2005

Basic net income per share of Loews common stock- as reported	$2.55	$1.62
Basic net income per share of Loews common stock- after stock split	0.85	0.54

Diluted net income per share of Loews common stock - as reported	$2.54	$1.62
Diluted net income per share of Loews common stock - after stock split	0.85	0.54

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, and these Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 91% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 85% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 54% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2006 first quarter was $541.0 million, compared to $346.3 million in the 2005 first quarter.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

Three Months Ended March 31	2006	2005
(In millions, except per share data)		(Restated)

Net income attributable to Loews common stock:
Income before net investment losses	$482.0	$308.0
Net investment losses	(3.6)	(14.8)
Income from continuing operations	478.4	293.2
Discontinued operations, net	(5.0)	6.6
Net income attributable to Loews common stock	473.4	299.8
Net income attributable to Carolina Group stock (a)	67.6	46.5
Consolidated net income	$541.0	$346.3
Net income per share:
Loews common stock
Income from continuing operations	$2.57	$1.58
Discontinued operations, net	(0.03)	0.04
Loews common stock	$2.54	$1.62
Carolina Group stock	$0.86	$0.68

(a)	Reflects our sale of 10,000,000 shares of Carolina Group stock in November of 2005. Net income per share of Carolina Group stock was not impacted by this sale.

Net income attributable to Loews common stock for the first quarter of 2006 amounted to $473.4 million, or $2.54 per share, compared to $299.8 million, or $1.62 per share, in the comparable period of the prior year. The increase in net income was primarily due to improved results of Diamond Offshore and increased investment income.

Net income attributable to Loews common stock includes net investment losses of $3.6 million (after tax and minority interest) compared to net investment losses of $14.8 million (after tax and minority interest) in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the first quarter of 2006 was $67.6 million, or $0.86 per Carolina Group share, compared to $46.5 million, or $0.68 per Carolina Group share, in the first quarter of 2005. The increase in net income attributable to Carolina Group stock for the first quarter of 2006 is due to improved overall results of the Carolina Group and reflects the increase in the amount of Carolina Group shares.

Consolidated revenues in the first quarter of 2006 amounted to $4.2 billion, compared to $3.7 billion in the comparable 2005 quarter.

At March 31, 2006, the book value per share of Loews common stock was $72.11, compared to $70.93 at December 31, 2005.

Stock Split

On April 11, 2006, our Board of Directors declared a three-for-one stock split of Loews common stock, by way of a stock dividend, to shareholders of record on April 24, 2006. Each holder of record on that date will receive two additional shares of Loews common stock for each share owned. The new shares are expected to be distributed on or about May 8, 2006. The stock split will increase the number of shares of Loews common stock outstanding from approximately 185.4 million shares to approximately 556.2 million shares. The pro forma earnings per share of Loews common stock, giving retroactive effect to the stock split, is as follows:

Three Months Ended March 31	2006	2005

Diluted net income per share of Loews common stock- as reported	$2.54	$1.62
Diluted net income per share of Loews common stock- after stock split	0.85	0.54

Restatement of Prior Year Results

In 2006, we restated our financial results for prior years to correct CNA’s accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors in the Consolidated Condensed Statements of Cash Flows. The following MD&A gives effect to this restatement. Please read Note 16 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The impact of this revised accounting resulted in an increase in net income attributable to Loews common stock of $6.6 million, or $0.04 per Loews common share, for the three months ended March 31, 2005.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.5 billion outstanding at March 31, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2006, the outstanding Carolina Group stock represents a 45.06% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 45.06% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard and Boardwalk Pipeline. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

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

•	Insurance Reserves

•	Reinsurance

•	Tobacco and Other Litigation

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products

•	Pension and Postretirement Benefit Obligations

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates and the Reserves-Estimates and Uncertainties sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2005 for further information.

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

Insurance Reserves

CNA maintains insurance reserves to cover its estimated ultimate unpaid liability for claim and claim adjustment expenses, including the estimated cost of the claims adjudication process, for claims that have been reported but not yet settled (“case reserves”) and claims that have been incurred but not reported (“IBNR”). Claim and claim adjustment expense reserves are reflected as liabilities and are included on the Consolidated Condensed Balance Sheets under the heading “Insurance Reserves.” Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. The carried case and IBNR reserves are provided in the Segment Results section of this MD&A and in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1. A discussion of changes in reserve estimates and the impact on our results of operations is also included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The level of reserves CNA maintains represents its best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on CNA’s assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that CNA derives, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

Among the many uncertain future events about which CNA makes assumptions and estimates, many of which have become increasingly unpredictable, are claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail.” These factors must be individually considered in relation to our evaluation of each type of business. Many of these uncertainties are not precisely quantifiable, particularly on a prospective basis, and require significant judgment on CNA’s part.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassess its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In addition, CNA is subject to the uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include:

•	increases in the number and size of claims relating to injuries from medical products, and exposure for alleged bodily injury and property damage due to lead pigment;

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

CNA’s experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (“APMT”) claim and claim adjustment expense reserves is subject to uncertainties that are greater than those presented by other claims and, accordingly, these reserves are subject to a higher degree of variability. See the Segment Results sections of this MD&A and Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further discussion of APMT claims and reserves.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business and insurer financial strength and debt ratings and our results of operations and equity. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and debt ratings.

Terrorism Insurance

CNA and the insurance industry incurred substantial losses related to the 2001 World Trade Center event. For the most part, the industry was able to absorb the loss of capital from this event, but the capacity to withstand the effect of any additional terrorism events was significantly diminished.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program within the Department of the Treasury under which insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. Although TRIA expired on December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended this program through December 31, 2007 with changes such as the lines of business covered, the deductible amount that must be paid by the insurance company and the aggregate industry loss prior to federal government assistance becoming available.

While TRIEA provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2007, given the unpredictability of the nature, targets, severity or frequency of potential terrorist events, our results of operations or equity could nevertheless be materially adversely impacted by them. CNA is attempting to mitigate this exposure through its underwriting practices, as well as policy terms and conditions (where applicable). Under the laws of certain states, CNA is generally prohibited from excluding terrorism exposure from its primary workers’ compensation policies. Further, in those states that mandate property insurance coverage of damage from fire following a loss, CNA is prohibited from excluding terrorism exposure.

Terrorism-related reinsurance losses are also not covered by TRIEA. As a result, CNA’s assumed reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage.

Over the past several years, CNA has been underwriting its business to manage its terrorism exposure through strict underwriting standards, risk avoidance measures and conditional terrorism exclusions where permitted by law. There is substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding its efforts described above, CNA continues to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism event.

Restructuring

In 2001, CNA finalized and approved a plan to restructure the property and casualty segments and Life and Group Non-Core segment, discontinue the variable life and annuity business and consolidate certain real estate locations. At March 31, 2006, the remaining accrual was $13.0 million. Payments of less than $1.0 million were made during the three months ended March 31, 2006. Approximately $2.0 million of the remaining accrual, primarily related to lease termination costs, is expected to be paid in 2006.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

Three Months Ended March 31	2006	2005
(In millions, except %)

Net written premiums	$1,110.0	$1,171.0
Net earned premiums	1,086.0	1,169.0
Net investment income	228.3	182.6
Net operating income before net realized investment gains (losses)	121.7	92.6
Net realized investment gains (losses)	8.1	(7.6)
Net income	129.8	85.0

Ratios:
Loss and loss adjustment expense	71.8%	71.0%
Expense	31.2	32.4
Dividend	0.4	0.3
Combined	103.4%	103.7%

Net written premiums for Standard Lines decreased $61.0 million for the three months ended March 31, 2006 as compared with the same period in 2005. While gross written premiums were higher the increase was more than offset by increased ceded written premiums. The increase in ceded premiums in 2006 as compared to 2005 was primarily related to favorable ceded premium development recorded in 2005 related to an unfavorable arbitration ruling on two reinsurance treaties. Net earned premiums decreased $83.0 million for the three months ended March 31, 2006 as compared with the same period in 2005. This decrease was primarily driven by the decline in premiums written.

Standard Lines averaged rate decreases of 1.0% for the three months ended March 31, 2006 and 2005 for the contracts that renewed during the period. Retention rates of 81.0% and 72.0% were achieved for those contracts that were up for renewal.

Net income increased $44.8 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was attributable to increases in net operating income and net realized investment gains. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net operating income increased $29.1 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and a decrease in unfavorable net prior year development. These increases to operating income were partially offset by less favorable current accident year results and increased catastrophe losses. Catastrophe losses of $7.3 million after tax and minority interest in the first quarter of 2006 related primarily to tornadoes, as compared to $0.9 million after tax and minority interest of catastrophes in the same period of 2005.

The combined ratio improved 0.3 points for the three months ended March 31, 2006, as compared with the same period in 2005. The loss ratio increased 0.8 points and was unfavorably impacted by increased current accident year loss ratios across most lines of business as well as increased catastrophe losses, and favorably impacted by decreased net prior year development.

The expense ratio decreased 1.2 points for the three months ended March 31, 2006 as compared with the same period in 2005. Commissions recorded in 2005 were unfavorably impacted as a result of an unfavorable arbitration ruling related to two reinsurance treaties.

The dividend ratio increased 0.1 points for the three months ended March 31, 2006 as compared with the same period in 2005. Dividends recorded in 2005 included favorable net prior year development of $2.0 million.

Unfavorable net prior year development of $10.0 million was recorded for the three months ended March 31, 2006, including $59.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $49.0 million of favorable premium development. Unfavorable net prior year development of $33.0 million, including $132.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $99.0 million of favorable premium development, was recorded for the three months ended March 31, 2005. Further information on Standard Lines

Net Prior Year Development for the three months ended March 31, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Standard Lines.

	March 31,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$7,216.0	$7,033.0
Gross IBNR Reserves	7,689.0	8,051.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,905.0	$15,084.0

Net Case Reserves	$5,028.0	$5,165.0
Net IBNR Reserves	6,107.0	6,081.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,135.0	$11,246.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

Three Months Ended March 31	2006	2005
(In millions, except %)

Net written premiums	$648.0	$594.0
Net earned premiums	628.0	573.0
Net investment income	87.0	55.8
Net operating income before net realized investment gains	103.7	71.9
Net realized investment gains	1.8	3.0
Net income	105.5	74.9

Ratios:
Loss and loss adjustment expense	59.3%	62.3%
Expense	26.1	26.9
Dividend	0.2	0.2
Combined	85.6%	89.4%

Net written premiums for Specialty Lines increased $54.0 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, primarily driven by new business and rate increases across most professional liability insurance lines of business. Net earned premiums increased $55.0 million for the three months ended March 31, 2006 as compared with the same period in 2005, consistent with the increased premium written.

Specialty Lines averaged rate increases of 1.0% for the three months ended March 31, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 87.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $30.6 million and net operating income increased $31.8 million for the three months ended March 31, 2006 as compared with the same period in 2005. This increase was primarily driven by an absence of unfavorable net prior year development in 2006 and an increase in net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment gains.

The combined ratio decreased 3.8 points for the three months ended March 31, 2006 as compared with the same period in 2005, primarily due to decreased net prior year development.

The expense ratio decreased 0.8 points for the three months ended March 31, 2006 as compared with the same period in 2005. This decrease was primarily due to lower direct commissions on accounts written during the first quarter of 2006, partially offset by unfavorable underwriting expenses.

Favorable net prior year development of $3.0 million was recorded for the three months ended March 31, 2006, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $8.0 million of favorable premium development. Unfavorable net prior year development of $30.0 million, including $13.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $17.0 million of unfavorable premium development, was recorded for the three months ended March 31, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended March 31, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Specialty Lines.

	March 31,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$1,834.0	$1,907.0
Gross IBNR Reserves	3,482.0	3,298.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,316.0	$5,205.0

Net Case Reserves	$1,358.0	$1,442.0
Net IBNR Reserves	2,523.0	2,352.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,881.0	$3,794.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Three Months Ended March 31	2006	2005
(In millions)

Net earned premiums	$163.0	$166.0
Net investment income	187.1	106.1
Net operating income (loss) before net realized investment losses	(2.6)	1.3
Net realized investment losses	(6.9)	(2.8)
Net loss	(9.5)	(1.5)

Net earned premiums for Life and Group Non-Core decreased $3.0 million in the first quarter of 2006 as compared with 2005. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased by $8.0 million in the first quarter of 2006 as compared with 2005. The decrease in net results is primarily due to a decline in results for life settlement contracts, an increase in net realized investment losses and the absence of income related to agreements with buyers of sold businesses. These unfavorable items were partially offset by favorable results in the pension deposit business.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Three Months Ended March 31	2006	2005
(In millions)		(Restated)

Net investment income	$68.0	$61.0
Revenues	51.6	37.3
Net operating income (loss) before net realized investment (losses) gains	(5.7)	14.2
Net realized investment (losses) gains	(2.5)	(4.3)
Net income (loss)	(8.2)	9.9

Revenues increased $14.3 million in the first three months of 2006 as compared with 2005. The increase in revenues was primarily due to increased net investment income and increased net realized investment results. Partially offsetting these increases was the discontinuation of royalty income related to a sold business.

Net results decreased $18.1 million in the first three months of 2006 as compared with 2005. The decrease in net results was primarily due to increased indirect expenses, the discontinuation of royalty income related to a sold business, a loss related to a commutation and an increase in current accident year losses related to mass torts. These results were partially offset by decreased unfavorable net prior year development, decreased interest costs on corporate debt and increased net investment income.

Unfavorable net prior year development of $14.0 million was recorded for the three months ended March 31, 2006, including $7.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development. Unfavorable net prior year development of $21.0 million, including $4.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $17.0 million of unfavorable premium development, was recorded for the three months ended March 31, 2005. Further information on Other Insurance’s Net Prior Year Development for 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2006 and December 31, 2005 for Other Insurance.

	March 31,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$3,085.0	$3,297.0
Gross IBNR Reserves	4,004.0	4,075.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,089.0	$7,372.0

Net Case Reserves	$1,385.0	$1,554.0
Net IBNR Reserves	1,942.0	1,902.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,327.0	$3,456.0

APMT Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required on CNA’s part. Accordingly, a high degree of uncertainty remains for CNA’s ultimate liability for APMT claim and claim adjustment expenses.

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

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties described related to APMT claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business and insurer financial strength and debt ratings and our results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	March 31, 2006		December 31, 2005
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,919.0	$626.0	$2,992.0	$680.0
Ceded reserves	(1,411.0)	(230.0)	(1,438.0)	(257.0)
Net reserves	$1,508.0	$396.0	$1,554.0	$423.0

Asbestos

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. During 2004 and 2005, the rate of new filings appears to have decreased from the filing rates seen in the past several years. Various challenges to mass screening claimants have been mounted. Nevertheless, CNA continues to experience an overall increase in total asbestos claim counts. The majority of asbestos bodily injury claims are filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.

Several factors are, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities who are now bankrupt are seeking other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, CNA has observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims moderated in 2004 and 2005.

CNA has resolved a number of our large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement. Payment obligations under those settlement agreements are projected to terminate by 2016.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100 thousand of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80.8% and 81.0% of CNA’s total active asbestos accounts are classified as small accounts at March 31, 2006 and December 31, 2005. Small accounts are typically representative of policyholders with limited connection to asbestos.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and CNA’s participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2006 and December 31, 2005.

March 31, 2006	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$10.0	$158.0	10.5%
Wellington	3		15.0	1.0
Coverage in place	36	6.0	64.0	4.2
Fibreboard	1		54.0	3.6
Total with settlement agreements	53	16.0	291.0	19.3

Other policyholders with active accounts
Large asbestos accounts	199	23.0	232.0	15.4
Small asbestos accounts	1,062	7.0	127.0	8.4
Total other policyholders	1,261	30.0	359.0	23.8

Assumed reinsurance and pools		1.0	146.0	9.7
Unassigned IBNR			712.0	47.2
Total	1,314	$47.0	$1,508.0	100.0%

December 31, 2005

Policyholders with settlement agreements
Structured settlements	13	$30.0	$167.0	10.7%
Wellington	4	2.0	15.0	1.0
Coverage in place	34	13.0	58.0	3.7
Fibreboard	1		54.0	3.5
Total with settlement agreements	52	45.0	294.0	18.9

Other policyholders with active accounts
Large asbestos accounts	199	68.0	273.0	17.6
Small asbestos accounts	1,073	23.0	135.0	8.7
Total other policyholders	1,272	91.0	408.0	26.3

Assumed reinsurance and pools		6.0	143.0	9.2
Unassigned IBNR			709.0	45.6
Total	1,324	$142.0	$1,554.0	100.0%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims, and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, it aggressively litigates the claim. A recent court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of CNA’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on our results of operations and/or equity.

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any of its excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on CNA’s part and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

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

CNA is involved in significant asbestos-related claim litigation, which is described in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2006 and December 31, 2005.

March 31, 2006	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	7	$5.0	$13.0	4.1%
Coverage in place	15	2.0	21.0	6.7
Total with Settlement Agreements	22	7.0	34.0	10.8

Other Policyholders with Active Accounts
Large pollution accounts	114	9.0	59.0	18.7
Small pollution accounts	358	4.0	47.0	14.8
Total Other Policyholders	472	13.0	106.0	33.5

Assumed Reinsurance & Pools			33.0	10.4
Unassigned IBNR			143.0	45.3
Total	494	$20.0	$316.0	100.0%

December 31, 2005

Policyholders with Settlement Agreements
Structured settlements	6	$10.0	$17.0	5.1%
Coverage in place	16	10.0	23.0	6.8
Total with Settlement Agreements	22	20.0	40.0	11.9

Other Policyholders with Active Accounts
Large pollution accounts	120	18.0	63.0	18.8
Small pollution accounts	362	15.0	50.0	14.9
Total Other Policyholders	482	33.0	113.0	33.7

Assumed Reinsurance & Pools		3.0	33.0	9.8
Unassigned IBNR			150.0	44.6
Total	504	$56.0	$336.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three months ended March 31, 2006 and 2005 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2006	2005
(In millions)

Revenues:
Manufactured products	$854.8	$795.1
Net investment income	24.8	13.2
Investment losses	(0.6)	(1.9)
Total	879.0	806.4
Expenses:
Cost of sales	511.7	486.7
Other operating	92.8	89.9
Total	604.5	576.6
	274.5	229.8
Income tax expense	106.1	89.4
Net income	$168.4	$140.4

Revenues increased by $72.6 million, or 9.0%, and net income increased by $28.0 million, or 19.9%, in the three months ended March 31, 2006, as compared to the corresponding period of 2005.

The increase in revenues in the three months ended March 31, 2006, as compared to the corresponding period of 2005, is due to higher net sales of $59.7 million and higher investment income of $12.9 million. Net sales revenue increased by $51.8 million due to increased unit sales volume, assuming prices were unchanged from the prior year, and $7.9 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales). Net investment income increased due primarily to higher invested balances and higher interest rates.

Net income increased in the three months ended March 31, 2006, as compared to the corresponding period of 2005, due primarily to the higher revenues discussed above partially offset primarily by higher State Settlement Agreement costs as described below. Lorillard recorded pretax charges of $217.0 million and $198.7 million ($133.1 million and $121.4 million after taxes) for the three months ended March 31, 2006 and 2005, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $18.3 million pretax increase in tobacco settlement costs in the three months ended March 31, 2006 is due to the impact of the inflation adjustment ($9.1 million), charges for higher gross unit sales ($6.8 million) and other adjustments ($2.4 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume increased 0.6 % in the first three months of 2006 as compared with the corresponding period of 2005. Industry sales for premium brands were 71.9 % of the total market in the three months ended March 31, 2006, as compared to 71.3% in the corresponding period of 2005.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 3.3% in the three months ended March 31, 2006, as compared to the corresponding period of 2005. Domestic wholesale volume increased 3.1% in the three months ended March 31, 2006, as compared to the corresponding period of 2005. Total Newport unit sales volume increased 3.6% and domestic volume increased 3.4% in the three months ended March 31, 2006, as compared with the corresponding period of 2005. These results, while reflecting positive change, continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5 % to an estimated 12.8% for the first quarter of 2006. Although deep discount brands have shown no market share increase for first quarter 2006 versus first quarter 2005, these brands continue to be a significant competitive factor in the domestic U.S. market.

Menthol cigarettes as a percent of the total industry increased to 28.1% for the first quarter 2006 as compared to 27.0% for the first quarter of 2005. Newport, the industry’s largest menthol brand, has a 33.0% share of the menthol segment for first quarter 2006, as compared to 32.6% for first quarter 2005.

Newport, a premium brand, accounted for approximately 92.0% of Lorillard’s unit sales volume for first quarter 2006 as compared to 91.7% for first quarter 2005.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $17.5 million and $16.4 million for the first three months of 2006 and 2005, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

Selected Market Share Data

Three Months Ended March 31	2006	2005
(Units in billions)

Total domestic Lorillard unit volume (1)	8.468	8.214
Total industry unit volume (1)	88.477	87.942

Lorillard’s share of the domestic market (1)	9.6%	9.3%
Lorillard’s premium segment as a percentage of its total domestic
volume (1)	95.1%	95.5%
Lorillard’s share of the premium segment (1)	12.7%	12.5%

Newport share of the domestic market (1)	8.8%	8.6%
Newport share of the premium segment (1)	12.2%	12.0%
Total menthol segment market share for the industry (2)	28.1%	27.0%
Total discount segment market share for the industry (1)	28.1%	28.7%
Newport’s share of the menthol segment (2)	33.0%	32.6%
Newport as a percentage of Lorillard’s (3):
Total volume	92.0%	91.7%
Net sales	93.3%	92.9%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI and therefore may differ from previously reported data, as estimates are updated on a monthly basis by MSAI.

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Please read Item 3 - Legal Proceedings of our 2005 Annual Report on Form 10-K and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 76.8% in the first quarter of 2006. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 18.4%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. industry cigarette shipments have decreased at a compound annual rate of approximately 2.38% over the period 1996 through 2005, according to volume information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands remained stable at 12.8% in the first quarter of 2006 versus the first quarter of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette segment. As a result of on-going high levels of competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. While the environment remains highly price competitive, during 2005 and continuing in the first quarter of 2006, Lorillard reduced promotional and sales incentives which had the effect of increasing unit prices.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first three months of 2006, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.00 per pack. In the first three months of 2006, excise tax increases ranging from $0.20 to $1.00 per pack were implemented in two municipalities. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is an 85% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2006 and 2005 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2006	2005
(In millions)

Revenues:
Operating	$174.5	$150.8
Net investment income	0.5	0.5
Total	175.0	151.3
Expenses:
Operating	90.0	73.9
Interest	15.6	14.6
Total	105.6	88.5
	69.4	62.8
Income tax expense	23.6	24.9
Minority interest	10.1
Net income	$35.7	$37.9

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation and storage services are provided under firm service and interruptible service agreements. Transportation rates are subject to maximum tariff rates established by the Federal Energy Regulatory Commission (“FERC”), although many services are provided at a discount to the maximum tariff rate due to the competitive marketplace.

Under firm transportation agreements, customers generally pay a fixed “demand” or “capacity reservation” charge to reserve pipeline capacity at certain receipt and delivery points, plus a commodity and fuel charge paid on the volume of gas actually transported. Firm storage customers reserve a specific amount of storage capacity and generally pay a capacity reservation charge based on the amount of capacity being reserved plus an injection and/or withdrawal fee. Capacity reservation revenues derived from firm services generally remain constant over the term of the contract because the charges are based upon the capacity reserved and do not vary with actual use.

Interruptible transportation and storage services are typically short-term in nature and are generally used by customers that do not require the certainty of delivery that is provided with firm services. Customers pay for interruptible services when capacity is used.

Operating expenses typically do not vary significantly based upon the amount of gas transported with the exception of gas consumed by Gulf South’s compressor stations. Gulf South’s fuel recoveries are included as part of transportation revenues.

Total revenues increased by $23.7 million to $175.0 million for the three months ended March 31, 2006, compared to $151.3 million for the three months ended March 31, 2005. Net income remained relatively flat compared to the three months ended March 31, 2005.

Operating revenues increased due to higher transportation fees of $16.2 million related to higher reservation rates on demand for capacity from South and East Texas to Mississippi, short-term firm transportation services and the value of retained fuel due to increased natural gas prices during the 2006 period. Increased storage and parking and lending services improved revenues by $11.5 million primarily due to volatility in forward gas prices. These increases were offset by a $2.2 million reduction in the amortization of adjustments to the fair value on service contracts purchased as part of the Gulf South acquisition.

Operating expenses increased by $16.1 million to $90.0 million for the three months ended March 31, 2006, compared to $73.9 million for the three months ended March 31, 2005. Fuel used and third-party transportation expenses increased $4.7 million due to higher gas prices and third-party capacity used for operational needs. The settlement of the Texas Gas rate case resulted in additional expense of $3.5 million related to employee retirement benefits. See Note 13, Commitments and Contingencies-Regulatory and Rate Matters, of the Notes to Consolidated Condensed Financial statements included under Item 1 for further information on the Texas Gas rate case. Growth in operations resulted in additional expenses of $3.2 million due to increased labor, corporate overhead and outside services.

Interest expense increased by $1.0 million primarily due to borrowings under a credit facility that occurred after the initial public offering in 2005. These borrowings were repaid during the first quarter 2006.

Income tax expense decreased by $1.3 million to $23.6 million for the three months ended March 31, 2006, compared to $24.9 million for the three months ended March 31, 2005. The creation of minority interest through the initial public offering resulted in lower income tax expense, partially offset by higher taxable income.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore Drilling, Inc. is a 54% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2006 and 2005 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2006	2005
(In millions)

Revenues:
Operating	$450.3	$258.9
Net investment income	8.4	5.8
Investment gains (losses)	(0.2)	(1.3)
Total	458.5	263.4
Expenses:
Operating	246.6	212.1
Interest	6.8	9.6
Total	253.4	221.7
	205.1	41.7
Income tax expense (benefit)	66.5	14.2
Minority interest	66.3	13.7
Net income (loss)	$72.3	$13.8

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

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of Diamond Offshore’s operating expenses. In general, Diamond Offshore’s labor costs increase primarily due to higher salary levels, rigs staffing requirements, inflation and the geographic regions in which

Diamond Offshore’s rigs operate. In the recent past there has been upward pressure on salaries and wages, which may continue as a result of the strengthening offshore drilling market and increased competition for skilled workers. Costs to repair and maintain their equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment.

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

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for each of Diamond Offshore’s rigs as well as intermediate surveys, which are performed at interim periods between 5-year surveys. Operating revenue decreases because these surveys are performed during scheduled down-time in a shipyard. Operating expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory down-time. The number of rigs undergoing a 5-year survey will vary from year to year. During the remainder of 2006, Diamond Offshore expects to spend an aggregate of $7.4 million for 5-year and intermediate surveys excluding mobilization costs and any resulting repair and maintenance costs.

Diamond Offshore’s contract drilling backlog at April 24, 2006, was $4.8 billion, consisting of $4.5 billion related to executed contracts and $0.3 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. Approximately $1.3 billion of the contracted backlog is expected to be realized in 2006. Contract drilling backlog is calculated assuming full utilization of drilling equipment for the contract period; however, utilization rates, which generally approach 95-98% can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.

Revenues increased by $195.1 million, or 74.1%, and net income increased by $58.5 million in the three months ended March 31, 2006, as compared to the corresponding period of 2005. Revenues increased due primarily to higher contract drilling revenues of $184.6 million compared to the prior year.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $149.9 million in the three months ended March 31, 2006, as compared to the corresponding period of 2005. The increase primarily reflects increased dayrates of $117.6 million, improved utilization of $28.6 million and $3.7 million primarily related to lump-sum fees received from customers for rig modifications.

Revenues from jack-up rigs increased $35.0 million, or 57.6%, in the three months ended March 31, 2006 due primarily to increased dayrates of $42.0 million, partially offset by decreased utilization of $5.0 million and a $2.0 million reduction in the amortization of deferred mobilization revenue.

Investment income increased by $2.6 million, primarily due to the combined effect of slightly higher interest rates earned on higher average cash balances in the first three months of 2006, as compared to the corresponding period of 2005.

Net income increased in the three months ended March 31, 2006 due primarily to the higher dayrate rates and utilization rates earned by high specification floaters and intermediate semisubmersible rigs and increased revenues from investment income as compared to the corresponding period of 2005 as noted above, partially offset by increased contract drilling expenses.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels Holding Corporation is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2006 and 2005 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2006	2005
(In millions)

Revenues:
Operating	$93.2	$87.2
Net investment income	0.2	4.9
Total	93.4	92.1
Expenses:
Operating	76.6	68.9
Interest	2.9	1.9
Total	79.5	70.8
	13.9	21.3
Income tax expense	5.4	8.1
Net income	$8.5	$13.2

Revenues increased by $1.3 million, or 1.4%, and net income decreased by $4.7 million in the three months ended March 31, 2006, as compared to the corresponding period of 2005.

Revenues increased in the first three months of 2006, as compared to 2005, due primarily to an increase in revenue per available room to $165.98 for the three months ended March 31, 2006, compared to $144.57 in the comparable period of the prior year. Average room rates increased $18.73, or 9.3%, and occupancy rates increased 3.6%. These increases were partially offset by lower equity income of $2.5 million from joint ventures and decreased investment income of $4.7 million. Investment income in 2005 included $4.5 million from the early repayment of a note in connection with the sale of a hotel property.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the three months ended March 31, 2006 decreased due to higher operating costs including brand support expenses, partially offset by increased revenue discussed above.

Corporate and Other

Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2006 and 2005 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2006	2005
(In millions)

Revenues:
Manufactured products	$43.6	$39.1
Net investment income	99.8	23.8
Investment gains (losses)	(6.0)	(2.9)
Other	0.7	0.9
Total	138.1	60.9
Expenses:
Cost of sales	21.6	19.0
Operating	30.8	26.2
Interest	19.1	67.1
Total	71.5	112.3
	66.6	(51.4)
Income tax expense (benefit)	23.1	(17.5)
Net income (loss)	$43.5	$(33.9)

Revenues increased by $77.2 million and net income increased by $77.4 million in the three months ended March 31, 2006, as compared to the corresponding period of 2005.

Revenues increased due primarily to higher net investment income of $76.0 million, partially offset by higher investment losses of $6.0 million in 2006, as compared to investment losses of $2.9 million in 2005. The increase in investment income is primarily due to improved investment performance of the Company’s trading portfolio. In addition, interest income increased due to higher yields on higher short-term investment balances.

Net income increased in the first three months of 2006 due primarily to the increased revenues discussed above and a decrease in interest expense due to costs associated with the early retirement in 2005 of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2006, net cash provided by operating activities was $626.0 million as compared with $159.0 million provided for the same period in 2005. The increase in cash provided by operating activities related primarily to increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA. The withdrawals are reflected as financing cash flows. Also impacting operating cash flows were decreased net federal income tax cash settlements and reduced premium receipts.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2006, net cash used by investing activities was $307.0 million as compared with $110.0 million used for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the three months ended March 31, 2006, net cash used by financing activities was $343.0 million as compared with $56.0 million used for the same period in 2005. Cash flows used by financing activities in the first quarter of 2006 and 2005 were related principally to the return of investment contract balances.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

CNA has a shelf registration statement under which it may issue an aggregate of $1,500.0 million of debt or equity securities. This registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 14, 2005.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it became involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Further information on CNA’s commitments, contingencies and guarantees is provided in Notes 2, 7, 12 and 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (“CIC Group”) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities it maintains and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, CNA has agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners. Pursuant to its participation in this working group, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan.

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

Subsequent to receipt of the SEC subpoena, CNA has been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have been conducting interviews with several of CNA’s current and former executives relating to the restatement of CNA’s financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also requested information relating to CNA’s 2006 restatements. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.

Ratings

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet CNA’s obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries.

“On Review,” “Credit Watch” and “Rating Watch” are modifiers used by the rating agencies to alert those parties relying on CNA’s ratings of the possibility of a rating change within 90 days. Modifiers are utilized when the agencies are uncertain as to the impact of a company action or initiative, which could prove to be material to the current rating level. “Outlooks” accompanied with ratings are additional modifiers used by the rating agencies of the possibility of a rating change in the longer term.

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of April 24, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty (a)	Life (b)	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt

A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

(a)	Fitch and Moody’s outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. All others are negative.
(b)	A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

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

CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if its ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $207.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s 2006 debt service and principal repayment requirements.

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

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers (“OPMs”) to make aggregate annual payments of $8.4 billion through 2007 and $9.4 billion thereafter, subject to adjustment for several factors described below. In addition, the OPMs are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500.0 million, as well as an additional aggregate amount of up to $125.0 million in each year through 2008. These payment obligations are several and not joint obligations of each of the OPMs. We believe that Lorillard’s obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

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

Lorillard’s cash payment under the State Settlement Agreements in the three months ended March 31, 2006 was $561.9 million. In addition, in April 2006, Lorillard deposited $108.0 million in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Lorillard believes that most of the states that are parties to the MSA will dispute the availability of the reduction and that this dispute will ultimately be resolved by judicial and arbitration proceedings which have only recently been commenced. Lorillard’s $108.0 million reduction is based upon the OPMs collective loss of market share in 2003. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in March and April of 2006, Lorillard anticipates the additional amount payable in 2006 will be approximately $190.0 million to $240.0 million, primarily based on 2006 estimated industry volume.

See Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,413.1 million and $1,750.1 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, fixed maturity securities represented 86.2% of the total investment in marketable securities, including 36.8% invested in Treasury Bills with an average duration of approximately 3 months and 63.2% invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash outflow of $143.4 million for the three months ended March 31, 2006, compared to a net cash outflow of $196.2 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At March 31, 2006 and December 31, 2005, cash and investments amounted to $59.1 million and $65.8 million, respectively. Funds from operations for the three months ended March 31, 2006 amounted to $73.3 million, compared to $58.5 million in the first quarter of 2005. In the three months ended March 31, 2006 and 2005, Boardwalk Pipeline’s capital expenditures were $19.4 million and $7.5 million, respectively.

In November of 2005, a subsidiary of Boardwalk Pipeline entered into a five year $200.0 million revolving credit facility that may be used for letters of credit and general partnership purposes. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over LIBOR. The credit facility agreement requires Boardwalk Pipeline to maintain leverage and interest coverage ratios. In November of 2005, Boardwalk Pipeline borrowed $42.1 million to reimburse Boardwalk Pipeline Holding Corp. for capital expenditures incurred in connection with Boardwalk Pipeline’s acquisition of Gulf South. The initial amount borrowed was repaid during February of 2006 and as of March 31, 2006, $200.0 million was available under the credit facility.

In March of 2006, Boardwalk Pipeline announced that Gulf South had signed long-term binding agreements with customers to support its East Texas and Mississippi expansion projects. These expansions will provide Boardwalk Pipeline with 1.5 billion cubic feet per day of additional capacity. The total cost of these projects, which are expected to be completed during the second half of 2007, is anticipated to be $800.0 million. The expansion projects are expected to contribute to incremental operating cash flow annually.

For the year ending December 31, 2006 Boardwalk Pipeline expects to make capital expenditures of approximately $300.0 million, of which it expects $51.0 million to be for maintenance capital and $249.0 million to be for expansion capital, including approximately $203.0 million to fund its East Texas and Mississippi pipeline expansion projects. The amount of expansion capital Boardwalk Pipeline expends in 2006 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline expects to fund its 2006 maintenance capital expenditures from operating cash flows and its 2006 expansion capital expenditures with borrowings under the revolving credit facility and other borrowings which it expects to be available. Thereafter, Boardwalk Pipeline expects to fund the balance of the cost of the East Texas and Mississippi pipeline expansion projects with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities, though Boardwalk Pipeline has not made any determination with regard to such financing.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $608.4 million at March 31, 2006 compared to $844.8 million at December 31, 2005. Cash provided by operating activities was $133.2 million in the first three months of 2006, compared to $43.7 million in the comparable period of 2005. The increase in cash flow from operations is the result of higher average dayrates and, to a lesser extent, higher utilization earned by Diamond Offshore’s offshore drilling units as a result of an increase in overall demand for offshore contract drilling services.

In the second quarter of 2005, Diamond Offshore entered into agreements to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, are under construction in Brownsville, Texas and in Singapore, respectively, at an aggregate expected cost of approximately $320.0 million. Diamond Offshore spent $57.9 million during the first three months of 2006 related to the new construction and expects to spend an additional $57.0 million during the remainder of 2006 on these two construction projects. Diamond Offshore expects delivery of both units in the first quarter of 2008.

In May of 2005, Diamond Offshore began a major upgrade of the Ocean Endeavor for ultra-deepwater service. The modernized rig is being designed to operate in up to 10,000 feet of water at an estimated upgrade cost of approximately $250.0 million. Diamond Offshore spent $63.8 million on this project in the first quarter of 2006 and expects to spend approximately $81.0 million on this project during the remainder of 2006. Diamond Offshore expects delivery of the upgraded rig in mid-2007.

As of March 31, 2006, Diamond Offshore had purchase obligations aggregating approximately $600.0 million related to the major upgrade of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore had no other purchase obligations for major rig upgrades or any other significant obligations at March 31, 2006, except for those related to its direct rig operations, which arise during the normal course of business.

In January 2006, Diamond Offshore announced that it will upgrade the currently cold-stacked Ocean Monarch (formerly known as Enserch Garden Banks) for ultra-deep water service at an aggregate estimated cost of approximately $300.0 million. Diamond Offshore expects to mobilize the rig to a shipyard in Singapore for the upgrade in the third quarter of 2006 and estimates that expenditures for this project during the remainder of 2006 will be approximately $53.0 million. Diamond Offshore purchased the Ocean Monarch and its related equipment in August of 2005 for $20.0 million.

Diamond Offshore estimates that capital expenditures in 2006 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $198.0 million. As of March 31, 2006, Diamond Offshore had spent approximately $36.9 million for capital additions, excluding upgrade costs for the Ocean Endeavor and Ocean Monarch and construction of the two new jack-up rigs.

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

Under current conditions in the insurance marketplace, insurance coverage for offshore drilling rigs, if available, is offered at substantially higher insurance premium rates than in the past and is subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry in recent years and damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums have increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, Diamond Offshore determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, beginning in May of 2006 Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For Diamond Offshore’s other physical damage coverage, its deductible will be $150.0 million per occurrence. As a result of Diamond Offshore’s reduced coverage, Diamond Offshore’s premiums for this coverage will be reduced from the amounts it paid in 2005 and substantially reduced by comparison to the renewal rates quoted by its insurance carriers. Diamond Offshore also renewed its liability policies in May of 2006, with an increase in premiums and deductibles. Diamond Offshore’s new deductibles under these policies have generally increased to $5.0 million per occurrence, but Diamond Offshore’s deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In 2005, Diamond Offshore increased its quarterly dividend to $0.125 per share from $0.0625 per share of Diamond Offshore common stock. On January 24, 2006, Diamond Offshore declared a quarterly cash dividend of $0.125 per share of Diamond Offshore common stock and an annual special cash dividend of $1.50 per share of Diamond Offshore common stock, both of which were paid in March of 2006.

Loews Hotels

Cash and investments increased to $20.7 million at March 31, 2006 from $19.1 million at December 31, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Corporate and Other

Corporate cash and investments, net of receivables and payables, at March 31, 2006 totaled $3.1 billion, as compared to $2.9 billion at December 31, 2005. The increase in net cash and investments is primarily due to the receipt of $339.7 in dividends from subsidiaries, partially offset by $63.5 million of dividends paid to our shareholders and $55.7 million related to repurchases of our common stock.

As of March 31, 2006, there were 185,395,033 shares of Loews common stock outstanding and 78,278,496 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During the three months ended March 31, 2006, the Company purchased 558,400 shares of Loews common stock at an aggregate cost of $55.7 million.

The Company has an effective Registration Statement on Form S-3 registering the future sale of an unlimited dollar amount of its debt and equity securities.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Contractual Cash Payment Obligations

Our contractual cash payment obligations are as follows:

		Payments Due by Period
March 31, 2006	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(In millions)

Debt (a)	$8,144.0	$796.9	$1,356.1	$561.7	$5,429.3
Operating leases	379.1	54.8	115.9	84.3	124.1
Claim and claim expense reserves (b)	32,430.0	5,675.0	10,304.0	5,340.0	11,111.0
Future policy benefits reserves (c)	8,964.0	102.0	234.0	231.0	8,397.0
Policyholder funds reserves (c)	1,177.0	438.0	455.0	135.0	149.0
Guaranteed payment contracts (d)	21.0	13.0	8.0
Purchase obligations (e)	967.2	420.9	546.2	0.1
Total	$52,082.3	$7,500.6	$13,019.2	$6,352.1	$25,210.4

(a)	Includes estimated future interest payments, but does not include original issue discount.
(b)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on CNA’s assessment of facts and circumstances known as of March 31, 2006. See the Results of Operations section of this MD&A for further information. Claim and claim adjustment expense reserves of $12.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of March 31, 2006. Future policy benefit reserves of $947.0 million and policyholder fund reserves of $50.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunication and software services.
(e)
Consists primarily of obligations aggregating approximately $600.0 million relating to Diamond Offshores’ major upgrade of its Ocean Endeavor and Ocean Monarch rigs and construction of two new jack-up rigs, the Ocean Septer and Ocean Shield. Also included in this amount is approximately $234.5 million primarily relating to Boardwalk Pipeline’s East Texas and Mississippi expansion projects.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2006	2005
(In millions)

Fixed maturity securities	$415.2	$363.8
Short-term investments	65.1	32.2
Limited partnerships	73.5	79.3
Equity securities	6.1	4.5
Income (loss) from trading portfolio (a)	42.3	(30.3)
Interest on funds withheld and other deposits	(24.8)	(38.9)
Other	3.1	6.4
Total investment income	580.5	417.0
Investment expenses	(10.0)	(11.0)
Net investment income	$570.5	$406.0

(a)	The change in net unrealized gains (losses) on trading securities, included in net investment income, was $2.0 million and $(8.0) million for the three months ended March 31, 2006 and 2005.

Net investment income increased by $164.5 million for the three months ended March 31, 2006 compared with the same period of 2005. This increase was due to improved results across fixed maturity securities and short-term investments, which reflects improved period over period yields. Also impacting results were increases in investment income from the trading portfolio and the reduced interest expense on funds withheld and other deposits, reflecting commutations of significant reinsurance contracts in 2005. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 5.3% and 4.6% for the three months ended March 31, 2006 and 2005.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

Three Months Ended March 31	2006	2005
(In millions)

Realized investment gains (losses) :
Fixed maturity securities:
U.S. Government bonds	$3.8	$(26.0)
Corporate and other taxable bonds	(19.7)	(21.4)
Tax-exempt bonds	25.4	6.9
Asset-backed bonds	(9.4)	6.8
Redeemable preferred stock	(0.2)	10.4
Total fixed maturity securities	(0.1)	(23.3)
Equity securities	3.0	14.3
Derivative securities	6.9	4.3
Short-term investments	(1.7)	(0.2)
Other invested assets, including dispositions		(14.4)
Allocated to participating policyholders’ and minority interests	0.7	2.6
Total realized investment gains (losses)	8.8	(16.7)
Income tax benefit	(8.3)	3.7
Minority interest		1.3
Net realized investment gains (losses)	$0.5	$(11.7)

Net realized investment gains were $0.5 million for the three months ended March 31, 2006 as compared to net realized investment losses of $11.7 million for the three months ended March 31, 2005. The increase in net realized results was primarily driven by improved results in the fixed maturity and “other” sectors offset partly by decreased results for equities. For the three months ended March 31, 2006, other-than-temporary impairment (“OTTI”) losses of $6.4 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended March 31, 2005 of $19.2 million recorded across various sectors, including an OTTI loss of $8.2 million related to loans to a national contractor. For additional information on loans to the national contractor, see Note 13 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 3 - Quantitative and Qualitative Disclosures about Market Risk included herein. Under certain economic conditions, including but not limited to a changing interest rate environment, CNA may hedge the value of the investment portfolio by utilizing derivative strategies.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $38.0 million as of March 31, 2006. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2006, CNA provided $2.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities:

Three Months Ended March 31	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$77.0	$176.0
Gross realized losses	(77.0)	(199.0)
Net realized gains (losses) on fixed maturity securities		(23.0)
Equity securities:
Gross realized gains	4.0	20.0
Gross realized losses	(1.0)	(6.0)
Net realized gains on equity securities	3.0	14.0
Net realized gains (losses) on fixed maturity and equity securities	$3.0	$(9.0)

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the three months ended March 31, 2006. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Issuer Description and Discussion	Fair Value Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

State of New York revenue bonds. Position was sold to reduce
municipal holdings.	$187.0	$4.0	0-12

Company manufactures and markets newsprint and uncoated papers around the globe. Position was sold to reduce exposure to the
industry.	27.0	3.0	0-12+

Total	$214.0	$7.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	March 31, 2006		December 31, 2005
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$1,500.0	3.7%	$1,469.0	3.7%
Asset-backed securities	13,571.0	33.4	12,859.0	32.4
States, municipalities and political subdivisions-
tax exempt	5,023.0	12.4	9,209.0	23.2
Corporate securities	6,254.0	15.4	6,165.0	15.5
Other debt securities	3,110.0	7.5	3,044.0	7.7
Redeemable preferred stock	310.0	0.8	216.0	0.5
Options embedded in convertible debt securities	1.0		1.0
Total fixed maturity securities available-for-sale	29,769.0	73.2	32,963.0	83.0
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	2.0		4.0
Asset-backed securities	51.0	0.1	87.0	0.2
Corporate securities	130.0	0.4	154.0	0.4
Other debt securities	19.0		26.0	0.1
Redeemable preferred stock
Total fixed maturity securities trading	202.0	0.5	271.0	0.7
Equity securities available-for-sale:
Common stock	268.0	0.7	289.0	0.7
Preferred stock	394.0	0.9	343.0	0.9
Total equity securities available-for-sale	662.0	1.6	632.0	1.6
Equity securities trading	58.0	0.1	49.0	0.1
Short-term investments available-for-sale	8,050.0	19.8	3,870.0	9.8
Short-term investments trading	227.0	0.6	368.0	0.9
Limited partnerships	1,653.0	4.1	1,509.0	3.8
Other investments	37.0	0.1	33.0	0.1
Total general account investments	$40,658.0	100.0%	$39,695.0	100.0%
CNA’s general account investment portfolio consists primarily of asset-backed securities, short term investments, municipal bonds and corporate bonds.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on CNA’s OTTI process and OTTI losses recorded for the three months ended March 31, 2006 and 2005 is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Investments in the general account had a total net unrealized gain of $401.0 million at March 31, 2006 compared with $787.0 million at December 31, 2005. The unrealized position at March 31, 2006 was comprised of a net unrealized gain of $220.0 million for fixed maturities, a net unrealized gain of $183.0 million for equity securities and a $2.0 million unrealized loss for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities, and a net unrealized loss of $1.0 million for short term securities. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	1.0%
Due after one year through five years	7.0	4.0%
Due after five years through ten years	7.0	8.0
Due after ten years	23.0	26.0
Asset-backed securities	62.0	62.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of March 31, 2006 that were in a gross unrealized loss position had a fair value of $767.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2006 and December 31, 2005.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
March 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$479.0	$8.0				$8.0
7-12 months	229.0	8.0	$2.0			10.0
13-24 months	44.0	2.0	1.0			3.0
Greater than 24 months	15.0
Total non-investment grade	$767.0	$18.0	$3.0			$21.0

December 31, 2005

Fixed maturity securities:
Non- investment grade:
0-6 months	$632.0	$20.0	$8.0	$1.0		$29.0
7-12 months	118.0	4.0	6.0			10.0
13-24 months	122.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$874.0	$27.0	$14.0	$1.0		$42.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2006 or December 31, 2005, and therefore no related realized losses were recorded. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of March 31, 2006 that were in an unrealized loss position had a fair value of $66.0 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

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

The general account portfolio consists primarily of high quality bonds, 91.0% and 92.1% of which were rated as investment grade (rated BBB or higher) at March 31, 2006 and December 31, 2005. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	March 31, 2006		December 31, 2005
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,658.0	5.6%	$1,628.0	4.9%
Other AAA rated	16,239.0	54.7	18,233.0	55.2
AA and A rated	4,656.0	15.7	6,046.0	18.3
BBB rated	4,436.0	15.0	4,499.0	13.7
Non investment-grade	2,672.0	9.0	2,612.0	7.9
Total	$29,661.0	100.0%	$33,018.0	100.0%

At March 31, 2006 and December 31, 2005, approximately 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of non-traded securities at March 31, 2006 was $126.0 million which represents 0.3% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $101.0 million at March 31, 2006. Of the non-traded securities, 81.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2006 were $13,622.0 million of asset-backed securities, at fair value, consisting of approximately 63.0% in collateralized mortgage obligations (“CMOs”), 18.0% in corporate asset-backed obligations, 17.0% in corporate mortgage-backed pass-through certificates, and 2.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	March 31,	December 31,
	2006	2005
(In millions)

Short-term investments available-for-sale:
Commercial paper	$2,254.0	$1,906.0
U.S. Treasury securities	3,082.0	251.0
Money market funds	325.0	294.0
Other	2,389.0	1,419.0
Total short-term investments available-for-sale	8,050.0	3,870.0

Short-term investments trading:
Commercial paper	30.0	94.0
U.S. Treasury securities	2.0	64.0
Money market funds	194.0	200.0
Other	1.0	10.0
Total short-term investments trading	227.0	368.0

Total short-term investments	$8,277.0	$4,238.0

The fair value of collateral held related to securities lending, included in other short term investments, was $1,789.0 million and $767.0 million at March 31, 2006 and December 31, 2005.

ACCOUNTING STANDARDS

In September of 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our operations and financial condition.

In March of 2006, the Financial Accounting Standards Board (“FASB”) posted FASB Staff Position (“FSP”) 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of this FSP is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4,“Accounting for Purchases of Life Insurance”, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB No. 85-4 created a loss upon acquisition of the policy. This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. This new guidance is effective for fiscal years beginning after June 15, 2006. We are currently evaluating the impact that adopting FSP 85-4-1 will have on our operations and financial condition.

FORWARD-LOOKING STATEMENTS DISCLAIMER

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-

looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

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

•
product and policy availability and demand and market responses, including the level of CNA’s ability to obtain rate increases and decline or non-renew under priced accounts, to achieve premium targets and profitability and to realize growth and retention estimates;

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

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort, construction defect claims and exposure to liabilities due to claims made by insureds relating to lead-based paint;

•
whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established or approved through federal legislation, or, if established and approved, whether it will contain funding requirements in excess of CNA’s established loss reserves or carried loss reserves;

•	the sufficiency of CNA’s loss reserves and the possibility of future increases in reserves;

•
regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries and to pay dividends to us, imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•
the possibility of further changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•	the effects of corporate bankruptcies, such as Enron and WorldCom, on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	the effects of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our tobacco subsidiaries

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•
litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing; and

•	the impact of each of the factors described under “Results of Operations—Lorillard” in the MD&A portion of this report.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	the availability and cost of insurance, and the risks associated with self-insurance, covering drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Texas Gas and Gulf South to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and the completion of projected new liquefied natural gas facilities and expansion of existing facilities.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

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

We are a large diversified financial services company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2006 and December 31, 2005, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2006 and December 31, 2005 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $609.4 million and $528.5 million at March 31, 2006 and December 31, 2005, respectively. A 100 basis point decrease would result in an increase in market value of $308.3 million and $328.4 million at March 31, 2006 and December 31, 2005, respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at March 31, 2006 and December 31, 2005, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Canadian dollars, British pounds and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2006 and December 31, 2005, with all other variables held constant.

Commodity Price Risk - We have exposure to commodity price risk as a result of our investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at March 31, 2006 and December 31, 2005.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of March 31, 2006, the amount of gas loaned out was approximately 28 TBtu and, assuming an average market price during March 2006 of $6.68 per MMBtu, the market value of gas loaned out at March 31, 2006 would have been approximately $187.0 million. As of December 31, 2005, the amount of gas loaned out was approximately 4 TBtu and, assuming an average market price during December 2005 of $12.34 per MMBtu, the market value of gas was approximately $49.4 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
(Amounts in millions)

Equity markets (1):
Equity securities (a)	$548.8	$441.8	$(137.0)	$(110.0)
Options - purchased	26.5	33.5	1.0	(1.0)
- written	(5.3)	(9.1)		2.0
Warrants	0.4	0.1
Short sales	(70.6)	(67.3)	18.0	17.0
Limited partnership investments	360.4	371.7	(26.0)	(25.0)
Interest rate (2):
Fixed maturities- short	(6.1)
Treasury - short		(78.6)		(7.0)
Futures - short			(36.0)	(10.0)
Futures - long			12.0
Interest rate swaps - long	(1.1)		9.0
Interest rate swaps - short	0.4	(0.1)	(17.0)	(2.0)
Short sales - foreign		(19.9)		(2.0)
Fixed maturities - long	337.1	415.7	2.0	3.0
Short-term investments	227.4	367.7
Other derivatives	0.5	0.1	(2.0)	(3.0)
Gold (3):
Options - purchased		0.5	4.0	10.0
written		(0.7)	(5.0)	(14.0)

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

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(184.0) and $(255.0) at March 31, 2006 and December 31, 2005, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$661.8	$631.8	$(165.0)	$(158.0)
Separate accounts	40.4	43.5	(10.0)	(11.0)
Limited partnership investments	1,564.1	1,397.3	(123.0)	(112.0)

Interest rate (2):
Fixed maturities (a)(b)	30,013.3	32,965.5	(1,672.0)	(1,897.0)
Short-term investments (a)	12,205.4	8,738.9	(12.0)	(4.0)
Other invested assets	32.2	27.8
Other derivative securities	4.3	3.6	(8.0)	66.0
Separate accounts (a):
Fixed maturities	458.4	466.1	(22.0)	(23.0)
Short-term investments	14.8	36.2

Gold (3)
Forwards	0.6

Debt	(5,543.0)	(5,530.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points and (3) a decrease in gold prices or 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(255.0) and $(245.0) at March 31, 2006 and December 31, 2005, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(77.0) and $(54.0) at March 31, 2006 and December 31, 2005, respectively.

Item 4.	Controls and Procedures.

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. CNA continues to engage in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, described in our Annual Report on Form 10-K for the period ended December 31, 2005. The control deficiencies will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were not effective as of March 31, 2006.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.	Legal Proceedings.

1.	Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.	Tobacco Related.

Information with respect to tobacco related legal proceedings is incorporated by reference to Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2005. Additional developments in relation to the foregoing are described below and incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report.

CLASS ACTION CASES:

In the case of In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the court has dismissed the case and this matter is concluded.

In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal has heard argument of defendants’ appeal.

REIMBURSEMENT CASES:

In the case of Clalit Health Services v. Philip Morris Inc., et al. (District Court, Jerusalem, Israel), plaintiff has appealed the order that dismissed the Company from this action.

In the case of The Republic of Panama v. The American Tobacco Company, Inc., et al. (Superior Court of Delaware, New Castle County, filed July 19, 2005), Lorillard Tobacco Company, Lorillard Inc. and the Company have been dismissed from this action.

In the case of The State of Sáo Paulo of the Federative Republic of Brazil v. The American Tobacco Company, Inc., et al. (Superior Court of Delaware, New Castle County, filed July 19, 2005), Lorillard Tobacco Company, Lorillard Inc. and the Company have been dismissed from this action.

Item 1A. Risk Factors.

The information below describes updates and additions to risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore has significantly increased their insurance deductibles and have elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available to Diamond Offshore has been significantly limited and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. Although Diamond Offshore continues to carry physical damage insurance for certain other losses and they continue to carry liability insurance with coverages similar to prior years, they have significantly increased their deductibles to offset or mitigate premium increases. Diamond Offshore’s new deductible for physical damage insurance is $150.0 million per occurrence. Diamond Offshore’s deductible for liability coverage generally has increased to $5.0 million per occurrence, but their deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. These changes result in a higher risk of losses that are not covered by third party insurance contracts. If named windstorms in the U.S. Gulf of Mexico cause significant damage to their rigs or equipment, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

March 1, 2006 -
March 31, 2006	558,400	$99.70	N/A	N/A

Item 6.	Exhibits.

Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

Pending Tobacco Litigation, incorporated by reference to Exhibit 99.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	99.1

  *Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: May 2, 2006	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)