Form 10-Q
period 2006-06-30
LOEWS CORP
filed 2006-08-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at July 21, 2006
Common stock, $1.00 par value	550,712,607 shares
Carolina Group stock, $0.01 par value	93,292,746 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $32,423.1 and $32,759.0	$32,219.1	$33,381.2
Equity securities, cost of $1,207.6 and $903.5	1,415.6	1,107.2
Limited partnership investments	1,945.0	1,769.0
Other investments	25.4	32.0
Short-term investments	11,000.0	9,106.6
Total investments	46,605.1	45,396.0
Cash	139.9	153.1
Receivables	14,796.9	15,313.7
Property, plant and equipment	5,142.5	4,951.6
Deferred income taxes	1,109.7	905.3
Goodwill and other intangible assets	297.2	297.4
Other assets	1,901.9	1,909.6
Deferred acquisition costs of insurance subsidiaries	1,210.8	1,197.4
Separate account business	506.0	551.5
Total assets	$71,710.0	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$30,177.4	$30,938.0
Future policy benefits	6,460.8	6,297.2
Unearned premiums	3,907.1	3,705.7
Policyholders’ funds	1,115.1	1,495.3
Total insurance reserves	41,660.4	42,436.2
Payable for securities purchased	624.3	401.7
Collateral on loaned securities	1,340.7	767.4
Short-term debt	554.3	598.2
Long-term debt	4,587.3	4,608.6
Reinsurance balances payable	1,656.7	1,636.2
Other liabilities	4,509.8	4,524.8
Separate account business	506.0	551.5
Total liabilities	55,439.5	55,524.6
Minority interest	2,126.7	2,058.9
Shareholders’ equity	14,143.8	13,092.1
Total liabilities and shareholders’ equity	$71,710.0	$70,675.6

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except per share data)		(Restated		(Restated
		See Note 18)		See Note 18)
Revenues:
Insurance premiums	$1,892.0	$1,911.7	$3,760.6	$3,810.8
Net investment income	640.9	406.3	1,345.0	860.5
Investment gains (losses)	(93.3)	32.5	(91.3)	9.7
Manufactured products (including excise taxes of
$176.7, $179.0, $340.6 and $335.2)	1,020.7	968.7	1,919.1	1,802.9
Other	817.0	711.5	1,588.4	1,288.0
Total	4,277.3	4,030.7	8,521.8	7,771.9

Expenses:
Insurance claims and policyholders’ benefits	1,432.2	1,581.8	2,924.2	3,015.0
Amortization of deferred acquisition costs	371.8	374.5	742.0	752.1
Cost of manufactured products sold	574.7	594.1	1,108.0	1,099.8
Other operating expenses	818.0	755.8	1,607.8	1,498.8
Restructuring and other related charges	(12.9)		(12.9)
Interest	70.7	85.8	145.3	215.6
Total	3,254.5	3,392.0	6,514.4	6,581.3
	1,022.8	638.7	2,007.4	1,190.6
Income tax expense	337.2	164.7	671.4	342.0
Minority interest	114.5	40.2	218.9	75.1
Total	451.7	204.9	890.3	417.1
Income from continuing operations	571.1	433.8	1,117.1	773.5
Discontinued operations, net	(2.4)	1.8	(7.4)	8.4
Net income	$568.7	$435.6	$1,109.7	$781.9

Net income attributable to:
Loews common stock:
Income from continuing operations	$477.3	$378.1	$955.7	$671.3
Discontinued operations, net	(2.4)	1.8	(7.4)	8.4
Loews common stock	474.9	379.9	948.3	679.7
Carolina Group stock	93.8	55.7	161.4	102.2
Total	$568.7	$435.6	$1,109.7	$781.9

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except per share data)		(Restated		(Restated
		See Note 18)		See Note 18)

Basic net income per Loews common share:
Income from continuing operations	$0.86	$0.68	$1.71	$1.20
Discontinued operations, net			(0.01)	0.02
Net income	$0.86	$0.68	$1.70	$1.22

Diluted net income per Loews common share:
Income from continuing operations	$0.85	$0.68	$1.71	$1.20
Discontinued operations, net			(0.01)	0.02
Net income	$0.85	$0.68	$1.70	$1.22

Basic and diluted net income per Carolina Group
share	$1.09	$0.82	$1.96	$1.50

Basic weighted average number of shares
outstanding:
Loews common stock	555.37	556.96	556.41	556.90
Carolina Group stock	86.03	68.03	82.15	68.01

Diluted weighted average number of shares
outstanding:
Loews common stock	556.16	557.70	557.21	557.62
Carolina Group stock	86.11	68.10	82.24	68.08

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2006	2005
(In millions)		(Restated
		See Note 18)

Operating Activities:

Net income	$1,109.7	$781.9
Adjustments to reconcile net income to net cash
provided (used) by operating activities-net	360.6	234.4
Changes in operating assets and liabilities-net:
Reinsurance receivables	454.7	1,365.5
Other receivables	(235.0)	45.5
Federal income tax	207.7	327.5
Prepaid reinsurance premiums	(48.7)	161.8
Deferred acquisition costs	(13.4)	20.0
Insurance reserves and claims	(370.4)	(656.6)
Reinsurance balances payable	20.5	(198.0)
Other liabilities	(202.9)	(443.8)
Trading securities	261.2	4.2
Other, net	51.0	(152.6)
Net cash flow operating activities - continuing operations	1,595.0	1,489.8
Net cash flow operating activities - discontinued operations	(4.4)	(24.1)
Net cash flow operating activities - total	1,590.6	1,465.7

Investing Activities:

Purchases of fixed maturities	(35,395.5)	(43,261.9)
Proceeds from sales of fixed maturities	31,898.3	38,604.0
Proceeds from maturities of fixed maturities	4,102.8	5,136.0
Purchases of equity securities	(262.6)	(204.0)
Proceeds from sales of equity securities	119.9	134.1
Purchases of property and equipment	(395.6)	(213.7)
Disposition of property and equipment	1.5	10.8
Change in collateral on loaned securities	573.3	454.6
Sales of business		11.6
Change in short-term investments	(1,902.2)	(213.5)
Change in other investments	(172.8)	112.6
Net cash flow investing activities - continuing operations	(1,432.9)	570.6
Net cash flow investing activities - discontinued operations	23.5	42.7
Net cash flow investing activities - total	(1,409.4)	613.3

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2006	2005
(In millions)		(Restated
		See Note 18)

Financing Activities:

Dividends paid	$(140.7)	$(117.6)
Dividends paid to minority interests	(111.3)	(7.3)
Purchases of treasury shares	(244.5)
Issuance of common stock	760.8	6.0
Principal payments on debt	(67.5)	(3,201.1)
Issuance of debt	11.9	1,418.0
Receipts of policyholder account balances on investment contracts	1.2
Withdrawals of policyholder account balances on investment contracts	(406.6)	(64.3)
Excess tax benefits from share-based payment arrangements	2.8	3.0
Other	4.0	2.2
Net cash flow financing activities - continuing operations	(189.9)	(1,961.1)

Net change in cash	(8.7)	117.9
Net cash transactions from:
Continuing operations to discontinued operations	14.5	7.2
Discontinued operations to continuing operations	(14.5)	(7.2)
Cash, beginning of period	182.0	234.0
Cash, end of period	$173.3	$351.9

Cash, end of period:
Continuing operations	$139.9	$326.4
Discontinued operations	33.4	25.5
Total	$173.3	$351.9

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

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005 and changes in cash flows for the six months ended June 30, 2006 and 2005.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

On May 8, 2006, the Company effected a three-for-one stock split of Loews common stock to shareholders of record on April 24, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.

Accounting changes -  In November of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaces guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by approximately $1.0 million for the six months ended June 30, 2006. The Company has included the required additional disclosures in these financial statements.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Adoption of SFAS No. 123R decreased net income attributable to Loews common stock by $1.6 million and $3.0 million, or $0.00 and $0.01 per Loews common share for the three and six months ended June 30, 2006. Net income attributable to Carolina Group stock decreased by $0.1 million for the three and six months ended June 30, 2006. There was no impact per Carolina Group share. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Prior to the adoption of SFAS No. 123R, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specified certain valuation techniques that produced estimated compensation charges for purposes of valuing stock option grants. These amounts were not included in the Company’s Consolidated Condensed Statements of Income, in accordance with APB No. 25. The pro forma effect of applying SFAS No. 123 included the Company’s share of expense related to its subsidiaries’ plans as well. The pro forma net income attributable to Loews common stock was reduced by $1.3 million and $2.6 million, or less than $0.01 per share of Loews common stock for the three and six months ended June 30, 2005. The pro forma net income attributable to Carolina Group stock was reduced by $0.1 million, or less than $0.01 per share of Carolina Group stock for the three and six months ended June 30, 2005.

Comprehensive Income - Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and six months ended June 30, 2006 and 2005, comprehensive income totaled $343.0 million, $804.5 million, $666.7 million and $854.2 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments, foreign currency translation gains or losses and pension liability adjustments.

2.  Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Net investment income consisted of:

Fixed maturity securities	$488.5	$414.4	$909.8	$797.4
Short-term investments	88.4	36.6	183.7	75.9
Limited partnerships	57.1	37.4	137.2	123.4
Equity securities	11.4	8.4	19.3	13.6
Income (loss) from trading portfolio	13.5	(44.3)	126.4	(69.0)
Interest expense on funds withheld and other deposits	(29.8)	(50.4)	(54.6)	(89.4)
Other	25.6	36.4	49.1	55.0
Total investment income	654.7	438.5	1,370.9	906.9
Investment expenses	(13.8)	(32.2)	(25.9)	(46.4)
Net investment income	$640.9	$406.3	$1,345.0	$860.5

Investment gains (losses) are as follows:

Fixed maturities	$(93.2)	$26.8	$(103.3)	$0.1
Equity securities, including short positions	4.4	25.4	11.4	40.2
Derivative instruments	(1.4)	(23.1)	5.5	(18.7)
Short-term investments	(2.3)	0.3	(4.8)	(3.1)
Other, including guaranteed separate account business	(0.8)	3.1	(0.1)	(8.8)
Investment gains (losses)	(93.3)	32.5	(91.3)	9.7
Income tax (expense) benefit	32.8	(11.5)	26.9	(5.6)
Minority interest	5.5	(1.6)	5.6	0.1
Investment gains (losses) - net	$(55.0)	$19.4	$(58.8)	$4.2

For the three months ended June 30, 2006, other-than-temporary impairment (“OTTI”) losses of $31.0 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended June 30, 2005 of $28.7 million recorded across various sectors, including an OTTI loss of $27.0 million related to loans to a national contractor. See Note 14 for additional information on loans to the national contractor.

For the six months ended June 30, 2006, OTTI losses of $41.0 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the six months ended June 30, 2005 of $67.4 million recorded across various sectors, including an OTTI loss of $47.0 million related to loans to a national contractor.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than
June 30, 2006	Cost	Gains	12 Months	12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$1,652.3	$67.1	$8.9	$2.4	$1,708.1
Asset-backed securities	15,171.4	14.2	283.5	122.3	14,779.8
States, municipalities and political
subdivisions-tax exempt	5,287.2	80.0	57.6	18.3	5,291.3
Corporate	6,478.0	175.5	101.5	19.8	6,532.2
Other debt	3,193.3	130.4	45.6	1.6	3,276.5
Redeemable preferred stocks	313.6	5.0	10.7	1.5	306.4
Options embedded in convertible
debt securities	1.0	-	-	-	1.0
Fixed maturities available- for-sale	32,096.8	472.2	507.8	165.9	31,895.3
Fixed maturity trading
securities	326.3	0.9	2.8	0.6	323.8
Total fixed maturities	32,423.1	473.1	510.6	166.5	32,219.1
Equity securities:
Equity securities available-
for-sale	684.9	186.2	7.7	0.2	863.2
Equity securities, trading
portfolio	522.7	56.6	15.5	11.4	552.4
Total equity securities	1,207.6	242.8	23.2	11.6	1,415.6
Short-term investments
available-for-sale	11,000.0	-	-	-	11,000.0
Total	$44,630.7	$715.9	$533.8	$178.1	$44,634.7

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than
December 31, 2005	Cost	Gains	12 Months	12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$1,357.2	$119.1	$3.4	$1.2	$1,471.7
Asset-backed securities	12,985.8	43.6	136.7	33.1	12,859.6
States, municipalities and political
subdivisions-tax exempt	9,054.3	192.5	31.2	6.9	9,208.7
Corporate	5,905.7	322.2	51.9	11.0	6,165.0
Other debt	2,830.3	233.9	17.9	2.3	3,044.0
Redeemable preferred stocks	213.3	3.5	0.4	0.7	215.7
Options embedded in convertible debt
securities	0.8				0.8
Fixed maturities available-for-sale	32,347.4	914.8	241.5	55.2	32,965.5
Fixed maturity trading securities	411.6	6.7	1.5	1.1	415.7
Total fixed maturities	32,759.0	921.5	243.0	56.3	33,381.2
Equity Securities:
Equity securities available-for-sale	461.7	172.6	2.0		632.3
Equity securities, trading portfolio	441.8	58.1	15.2	9.8	474.9
Total equity securities	903.5	230.7	17.2	9.8	1,107.2
Short-term investments available-for-sale	9,106.6	-	-	-	9,106.6
Total	$42,769.1	$1,152.2	$260.2	$66.1	$43,595.0

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at June 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	June 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$12,281.7	$226.3	$9,976.0	$141.7
7-12 months	5,850.6	243.3	2,739.0	61.0
13-24 months	2,640.0	122.0	1,400.0	45.0
Greater than 24 months	592.3	38.5	219.0	7.0
Total investment grade	21,364.6	630.1	14,334.0	254.7

Non-investment grade:
0-6 months	1,022.3	24.3	632.0	29.0
7-12 months	217.0	14.0	118.0	10.0
13-24 months	54.2	4.5	122.0	3.0
Greater than 24 months	11.3	0.8	2.0
Total non-investment grade	1,304.8	43.6	874.0	42.0

Total fixed maturity securities	22,669.4	673.7	15,208.0	296.7

	June 30, 2006		December 31, 2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Equity securities:
0-6 months	266.1	6.6	49.0	2.0
7-12 months	27.3	1.1	1.0
13-24 months	0.4
Greater than 24 months	3.1	0.2	3.0
Total equity securities	296.9	7.9	53.0	2.0
Total fixed maturity and equity securities	$22,966.3	$681.6	$15,261.0	$298.7

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA follows a consistent and systematic process for determining and recording an OTTI. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for analyzing watch list securities on at least a quarterly basis. The watch list includes individual securities that fall below certain thresholds or that exhibit evidence of OTTI indicators including, but not limited to, a significant adverse change in the financial condition and near term prospects of the issuer or a significant adverse change in legal factors, the business climate or credit ratings.

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

Beyond the current specific facts and circumstances, the Impairment Committee also considers CNA’s broader portfolio management objectives such as asset liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or CNA’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. CNA attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed OTTI in the period that the sale decision was made and an OTTI loss will be recognized.

At June 30, 2006, the carrying value of available-for-sale fixed maturities was $31,895.3 million, representing 71.5% of the total investment portfolio. The net unrealized position associated with the fixed maturity portfolio included $673.7 million in gross unrealized losses, consisting of asset-backed securities which represented 60.2%, corporate bonds which represented 18.0%, municipal securities which represented 11.3%, and all other fixed maturity securities which represented 10.5%. The total fixed maturity gross unrealized losses included 2,060 securities which were, in aggregate, 3.0% below amortized cost. The gross unrealized losses on available-for-sale equities are $7.9 million, including 141 securities which, in aggregate, are below cost by 3.0%.The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total available-for-sale fixed maturity portfolio.

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.

Asset-Backed Securities

The unrealized losses on the Company's investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 411 agency mortgage-backed securities and 3 agency collateralized mortgage obligations (“CMO”s) in an unrealized loss position as of June 30, 2006. The aggregate severity of the unrealized loss on these securities was 6.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 689 securities in an unrealized loss position with over 93.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 3.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF No. 99-20 securities, which have an aggregate unrealized loss of $17.6 million and an aggregate severity of the unrealized loss of 2.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.

Corporate Securities

The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize the total return objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in the Company’s portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.

The unrealized losses on the Company's investments in corporate bonds were caused primarily by a change in interest rates. Of the unrealized losses in this category, 72.0% relate to securities rated as investment grade (rated BBB or higher). The holdings in this category are diversified across 11 industry sectors and 387 securities. The aggregate severity of the unrealized loss was less than 4.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and consumer cyclical, which as a percentage of total gross unrealized losses were 41.0%, 15.0% and 13.0% at June 30, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.

States, Municipalities and Political Subdivisions - Tax-Exempt Securities

The unrealized losses on the Company's investment in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. Of the 376 securities in an unrealized loss position in the municipal portfolio, over 98.0% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate unrealized loss severity in this category was 2.0% of amortized cost. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2006.

Investment Commitments

As of June 30, 2006 and December 31, 2005, the Company had committed approximately $134.0 million and $191.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2006 and December 31, 2005, the Company had commitments to purchase $196.4 million and $135.3 million, and sell $32.9 million and $26.3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $20.0 million and $21.0 million.

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

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loews common stock	2,480	2,673	119,006	117,426
Carolina Group stock	555	109,069	279	76,416

The attribution of income to each class of common stock for the three and six months ended June 30, 2006 and 2005, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except %)

Loews common stock:

Consolidated net income	$568.7	$435.6	$1,109.7	$781.9
Less income attributable to Carolina Group stock	93.8	55.7	161.4	102.2
Income attributable to Loews common stock	$474.9	$379.9	$948.3	$679.7

Carolina Group stock:
Income available to Carolina Group stock	$187.2	$142.1	$337.3	$260.6
Weighted average economic interest of the Carolina
Group	50.09%	39.22%	47.85%	39.21%

Income attributable to Carolina Group stock	$93.8	$55.7	$161.4	$102.2

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Weighted average shares outstanding-basic	555.37	556.96	556.41	556.90
Stock options and stock appreciation rights	0.79	0.74	0.80	0.72
Weighted average shares outstanding-diluted	556.16	557.70	557.21	557.62

For the three and six months ended June 30, 2006 and 2005 net income per common share attributable to Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.5 billion outstanding at June 30, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of June 30, 2006, the outstanding Carolina Group stock represents a 53.7% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 53.7% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

In May of 2006 and November of 2005, the Company sold an additional 15 million and 10 million shares of Carolina Group stock for net proceeds of $751.5 million and $415.1 million, respectively. Carolina Group stock represents a 50.09%, 39.22%, 47.85% and 39.21% weighted average economic interest in the Carolina Group for the three and six months ended June 30, 2006 and 2005, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,650.5	$101.0	$1,751.5	$44,853.6			$46,605.1
Cash	3.3	0.4	3.7	136.2			139.9
Receivables	25.8		25.8	14,790.8	$(19.7	) (a)	14,796.9
Property, plant and
equipment	203.8		203.8	4,938.7			5,142.5
Deferred income taxes	426.1		426.1	683.6			1,109.7
Goodwill and other intangible
assets				297.2			297.2
Other assets	384.9		384.9	1,517.0			1,901.9
Investment in combined
attributed net assets of the
Carolina Group				1,451.6	(1,462.3	) (a)
					10.7	(b)
Deferred acquisition costs of
insurance subsidiaries				1,210.8			1,210.8
Separate account business				506.0			506.0
Total assets	$2,694.4	$101.4	$2,795.8	$70,385.5	$(1,471.3)		$71,710.0

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,660.4			$41,660.4
Payable for securities
purchased				624.3			624.3
Collateral on loaned securities				1,340.7			1,340.7
Short-term debt				554.3			554.3
Long-term debt		$1,462.3	$1,462.3	4,587.3	$(1,462.3	) (a)	4,587.3
Reinsurance balances payable				1,656.7			1,656.7
Other liabilities	$1,343.9	12.8	1,356.7	3,172.8	(19.7	) (a)	4,509.8
Separate account business				506.0			506.0
Total liabilities	1,343.9	1,475.1	2,819.0	54,102.5	(1,482.0)		55,439.5
Minority interest				2,126.7			2,126.7
Shareholders’ equity	1,350.5	(1,373.7)	(23.2)	14,156.3	10.7	(b)	14,143.8
Total liabilities and
shareholders’ equity	$2,694.4	$101.4	$2,795.8	$70,385.5	$(1,471.3)		$71,710.0

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 46.3% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,747.7	$101.0	$1,848.7	$43,547.3			$45,396.0
Cash	2.4	0.1	2.5	150.6			153.1
Receivables	25.5	0.2	25.7	15,310.0	$(22.0	) (a)	15,313.7
Property, plant and
equipment	213.9		213.9	4,737.7			4,951.6
Deferred income taxes	428.5		428.5	476.8			905.3
Goodwill and other intangible
assets				297.4			297.4
Other assets	377.5		377.5	1,532.1			1,909.6
Investment in combined
attributed net assets of the
Carolina Group				1,516.6	(1,626.9	) (a)
					110.3	(b)
Deferred acquisition costs of
insurance subsidiaries				1,197.4			1,197.4
Separate account business				551.5			551.5
Total assets	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,436.2			$42,436.2
Payable for securities
purchased				401.7			401.7
Collateral on loaned securities				767.4			767.4
Short-term debt				598.2			598.2
Long-term debt		$1,626.9	$1,626.9	4,608.6	$(1,626.9	) (a)	4,608.6
Reinsurance balances payable				1,636.2			1,636.2
Other liabilities	$1,455.7	14.7	1,470.4	3,076.4	(22.0	) (a)	4,524.8
Separate account business				551.5			551.5
Total liabilities	1,455.7	1,641.6	3,097.3	54,076.2	(1,648.9)		55,524.6
Minority interest				2,058.9			2,058.9
Shareholders’ equity	1,339.8	(1,540.3)	(200.5)	13,182.3	110.3	(b)	13,092.1
Total liabilities and
shareholders’ equity	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.97% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,892.0			$1,892.0
Net investment income	$19.4	$1.8	$21.2	649.5	$(29.8	) (a)	640.9
Investment losses				(93.3)			(93.3)
Manufactured products	977.3		977.3	43.4			1,020.7
Other	0.1		0.1	816.9			817.0
Total	996.8	1.8	998.6	3,308.5	(29.8)		4,277.3

Expenses:

Insurance claims and
policyholders’ benefits				1,432.2			1,432.2
Amortization of deferred
acquisition costs				371.8			371.8
Cost of manufactured products
sold	552.6		552.6	22.1			574.7
Other operating expenses	108.9		108.9	709.1			818.0
Restructuring and other related
charges				(12.9)			(12.9)
Interest		29.8	29.8	70.7	(29.8	) (a)	70.7
Total	661.5	29.8	691.3	2,593.0	(29.8)		3,254.5

	335.3	(28.0)	307.3	715.5	-		1,022.8

Income tax expense (benefit)	131.1	(11.0)	120.1	217.1			337.2
Minority interest				114.5			114.5
Total	131.1	(11.0)	120.1	331.6	-		451.7

Income (loss) from operations	204.2	(17.0)	187.2	383.9	-		571.1
Equity in earnings of the
Carolina Group				93.4	(93.4	) (b)
Income (loss) from continuing
operations	204.2	(17.0)	187.2	477.3	(93.4)		571.1
Discontinued operations, net				(2.4)			(2.4)
Net income (loss)	$204.2	$(17.0)	$187.2	$474.9	$(93.4)		$568.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,911.7			$1,911.7
Net investment income	$11.3	$1.0	$12.3	429.6	$(35.6	) (a)	406.3
Investment gains (losses)	(0.1)		(0.1)	32.6			32.5
Manufactured products	928.3		928.3	40.4			968.7
Other	6.1		6.1	705.4			711.5
Total	945.6	1.0	946.6	3,119.7	(35.6)		4,030.7

Expenses:

Insurance claims and
policyholders’ benefits				1,581.8			1,581.8
Amortization of deferred
acquisition costs				374.5			374.5
Cost of manufactured products
sold	574.4		574.4	19.7			594.1
Other operating expenses	97.1	0.1	97.2	658.6			755.8
Interest		35.6	35.6	85.8	(35.6	) (a)	85.8
Total	671.5	35.7	707.2	2,720.4	(35.6)		3,392.0

	274.1	(34.7)	239.4	399.3	-		638.7

Income tax expense (benefit)	111.5	(14.2)	97.3	67.4			164.7
Minority interest				40.2			40.2
Total	111.5	(14.2)	97.3	107.6	-		204.9

Income (loss) from operations	162.6	(20.5)	142.1	291.7	-		433.8
Equity in earnings of the
Carolina Group				86.4	(86.4	) (b)
Income (loss) from continuing
operations	162.6	(20.5)	142.1	378.1	(86.4)		433.8
Discontinued operations, net				1.8			1.8
Net income (loss)	$162.6	$(20.5)	$142.1	$379.9	$(86.4)		$435.6

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$3,760.6			$3,760.6
Net investment income	$44.2	$3.6	$47.8	1,358.5	$(61.3	) (a)	1,345.0
Investment losses	(0.6)		(0.6)	(90.7)			(91.3)
Manufactured products	1,832.1		1,832.1	87.0			1,919.1
Other	0.1		0.1	1,588.3			1,588.4
Total	1,875.8	3.6	1,879.4	6,703.7	(61.3)		8,521.8

Expenses:

Insurance claims and
policyholders’ benefits				2,924.2			2,924.2
Amortization of deferred
acquisition costs				742.0			742.0
Cost of manufactured products
sold	1,064.3		1,064.3	43.7			1,108.0
Other operating expenses	201.7	0.1	201.8	1,406.0			1,607.8
Restructuring and other related
charges				(12.9)			(12.9)
Interest		61.3	61.3	145.3	(61.3	) (a)	145.3
Total	1,266.0	61.4	1,327.4	5,248.3	(61.3)		6,514.4

	609.8	(57.8)	552.0	1,455.4	-		2,007.4

Income tax expense (benefit)	237.2	(22.5)	214.7	456.7			671.4
Minority interest				218.9			218.9
Total	237.2	(22.5)	214.7	675.6	-		890.3

Income (loss) from operations	372.6	(35.3)	337.3	779.8	-		1,117.1
Equity in earnings of the
Carolina Group				175.9	(175.9	) (b)
Income (loss) from continuing
operations	372.6	(35.3)	337.3	955.7	(175.9)		1,117.1
Discontinued operations, net				(7.4)			(7.4)
Net income (loss)	$372.6	$(35.3)	$337.3	$948.3	$(175.9)		$1,109.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$3,810.8			$3,810.8
Net investment income	$24.5	$1.9	$26.4	906.3	$(72.2	) (a)	860.5
Investment gains (losses)	(2.0)		(2.0)	11.7			9.7
Manufactured products	1,723.4		1,723.4	79.5			1,802.9
Other	6.1		6.1	1,281.9			1,288.0
Total	1,752.0	1.9	1,753.9	6,090.2	(72.2)		7,771.9

Expenses:

Insurance claims and
policyholders’ benefits				3,015.0			3,015.0
Amortization of deferred
acquisition costs				752.1			752.1
Cost of manufactured products
sold	1,061.1		1,061.1	38.7			1,099.8
Other operating expenses	187.0	0.2	187.2	1,311.6			1,498.8
Interest		72.2	72.2	215.6	(72.2	) (a)	215.6
Total	1,248.1	72.4	1,320.5	5,333.0	(72.2)		6,581.3

	503.9	(70.5)	433.4	757.2	-		1,190.6

Income tax expense (benefit)	200.9	(28.1)	172.8	169.2			342.0
Minority interest				75.1			75.1
Total	200.9	(28.1)	172.8	244.3	-		417.1

Income (loss) from operations	303.0	(42.4)	260.6	512.9	-		773.5
Equity in earnings of the
Carolina Group				158.4	(158.4	) (b)
Income (loss) from continuing
operations	303.0	(42.4)	260.6	671.3	(158.4)		773.5
Discontinued operations, net				8.4			8.4
Net income (loss)	$303.0	$(42.4)	$260.6	$679.7	$(158.4)		$781.9

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$257.0	$(37.1)	$219.9	$1,450.7	$(80.0)	$1,590.6

Investing activities:

Purchases of property and
equipment	(13.8)		(13.8)	(381.8)		(395.6)
Change in short-term
investments	107.5		107.5	(2,009.7)		(1,902.2)
Other investing activities	9.4		9.4	1,043.5	(164.5)	888.4
	103.1	-	103.1	(1,348.0)	(164.5)	(1,409.4)

Financing activities:

Dividends paid	(360.0)	201.9	(158.1)	(62.6)	80.0	(140.7)
Reduction of intergroup
notional debt		(164.5)	(164.5)		164.5
Excess tax benefits from
share based compensation	0.8		0.8	2.0		2.8
Other financing activities				(52.0)		(52.0)
	(359.2)	37.4	(321.8)	(112.6)	244.5	(189.9)
Net change in cash	0.9	0.3	1.2	(9.9)	-	(8.7)
Net cash transactions from:
Continuing operations to
discontinued operations				14.5		14.5
Discontinued operations to
continuing operations				(14.5)		(14.5)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$3.3	$0.4	$3.7	$169.6	$-	$173.3

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$316.8	$55.6	$372.4	$1,189.3	$(96.0)	$1,465.7

Investing activities:

Purchases of property and
equipment	(23.0)		(23.0)	(190.7)		(213.7)
Change in short-term investments	182.3	(99.9)	82.4	(295.9)		(213.5)
Other investing activities				1,147.0	(106.5)	1,040.5
	159.3	(99.9)	59.4	660.4	(106.5)	613.3

Financing activities:

Dividends paid	(309.0)	151.1	(157.9)	(55.7)	96.0	(117.6)
Reduction of intergroup notional
debt		(106.5)	(106.5)		106.5
Other financing activities				(1,843.5)		(1,843.5)
	(309.0)	44.6	(264.4)	(1,899.2)	202.5	(1,961.1)
Net change in cash	167.1	0.3	167.4	(49.5)	-	117.9
Net cash transactions from:
Continuing operations to
discontinued operations				7.2		7.2
Discontinued operations to
continuing operations				(7.2)		(7.2)
Cash, beginning of period	35.5	0.5	36.0	198.0		234.0
Cash, end of period	$202.6	$0.8	$203.4	$148.5	$-	$351.9

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

The following table summarizes the amounts receivable from reinsurers at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$9,995.8	$10,605.2
Ceded future policy benefits	1,129.4	1,192.9
Ceded policyholders’ funds	54.1	56.3
Billed reinsurance receivables	802.7	582.3
Reinsurance receivables	11,982.0	12,436.7
Less allowance for uncollectible reinsurance	527.4	519.3
Reinsurance receivables-net	$11,454.6	$11,917.4

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

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended June 30, 2006

Property and casualty	$2,259.0	$7.0	$534.0	$1,732.0
Accident and health	172.0	13.0	27.0	158.0
Life	22.0		20.0	2.0
Total	$2,453.0	$20.0	$581.0	$1,892.0

Three Months Ended June 30, 2005

Property and casualty	$2,530.0	$1.0	$824.0	$1,707.0
Accident and health	252.0	10.0	57.0	205.0
Life	37.0		37.0
Total	$2,819.0	$11.0	$918.0	$1,912.0

	Direct	Assumed	Ceded	Net
(In millions)

Six Months Ended June 30, 2006

Property and casualty	$4,453.0	$28.0	$1,043.0	$3,438.0
Accident and health	364.0	29.0	72.0	321.0
Life	58.0		56.0	2.0
Total	$4,875.0	$57.0	$1,171.0	$3,761.0

Six Months Ended June 30, 2005

Property and casualty	$5,052.0	$59.0	$1,670.0	$3,441.0
Accident and health	560.0	24.0	215.0	369.0
Life	82.0		81.0	1.0
Total	$5,694.0	$83.0	$1,966.0	$3,811.0

Included in the direct and ceded earned premiums for the three months ended June 30, 2006 and 2005 are $363.0 million and $754.0 million, and for the six months ended June 30, 2006 and 2005 are $710.0 million and $1,601.0 million, related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

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

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $1,067.0 million and $1,050.0 million at June 30, 2006 and December 31,

2005. Certain funds withheld reinsurance contracts, including the corporate aggregate reinsurance treaty, require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur interest costs on these contracts for several years.

As of June 30, 2006 and December 31, 2005, there were 13 ceded reinsurance treaties inforce that CNA considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of CNA’s domestic property and casualty business. All of these contracts are accounted for on a funds withheld basis. The following table summarizes the pretax impact of these contracts, including the corporate aggregate reinsurance treaty discussed in further detail below. In 2003, CNA discontinued purchases of such contracts. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of CNA’s property and casualty lines of business, was commuted.

	Aggregate
Three Months Ended June 30, 2006	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium			$(10.0)	$(10.0)
Ceded claim and claim adjustment expense			17.0	17.0
Ceding commissions
Interest charges		$(18.0)	(9.0)	(27.0)

Pretax expense	$-	$(18.0)	$(2.0)	$(20.0)

Three Months Ended June 30, 2005

Ceded earned premium	$(6.0)		$3.0	$(3.0)
Ceded claim and claim adjustment expense			2.0	2.0
Ceding commissions			3.0	3.0
Interest charges	(18.0)	$(16.0)	(12.0)	(46.0)

Pretax expense	$(24.0)	$(16.0)	$(4.0)	$(44.0)

Six Months Ended June 30, 2006

Ceded earned premium			$(12.0)	$(12.0)
Ceded claim and claim adjustment expense			17.0	17.0
Ceding commissions
Interest charges		$(35.0)	(16.0)	(51.0)
Pretax expense	$-	$(35.0)	$(11.0)	$(46.0)

Six Months Ended June 30, 2005

Ceded earned premium	$(18.0)		$65.0	$47.0
Ceded claim and claim adjustment expense			(67.0)	(67.0)
Ceding commissions			(30.0)	(30.0)
Interest charges	(42.0)	$(32.0)	(10.0)	(84.0)
Pretax expense	$(60.0)	$(32.0)	$(42.0)	$(134.0)

Included in “All Other” above for the six months ended June 30, 2005 is approximately $24.0 million of pretax expense related to Standard Lines which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10.0 million pretax expense for the six months ended June 30, 2005.

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Standard Lines	$(11.0)	$(30.0)	$(24.0)	$(96.0)
Specialty Lines	(2.0)		(4.0)	(7.0)
Other Insurance	(7.0)	(14.0)	(18.0)	(31.0)
Pretax expense	$(20.0)	$(44.0)	$(46.0)	$(134.0)

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

6.  Receivables

	June 30,	December 31,
	2006	2005
(In millions)

Reinsurance	$11,982.0	$12,436.7
Other insurance	2,482.6	2,310.6
Security sales	320.0	604.9
Accrued investment income	310.3	322.2
Other	667.7	612.6
Total	15,762.6	16,287.0
Less: allowance for doubtful accounts on reinsurance receivables	527.4	519.3
allowance for other doubtful accounts and cash discounts	438.3	454.0
Receivables	$14,796.9	$15,313.7

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses were $6.0 million and $5.0 million for the three months ended June 30, 2006 and 2005 and $18.0 million and $6.0 million for the six months ended June 30, 2006 and 2005.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The  following tables summarize the gross and net carried reserves as of June 30, 2006 and December 31, 2005.

			Life and
	Standard	Specialty	Group	Other
June 30, 2006	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,967.0	$1,801.0	$2,499.0	$2,867.0	$14,134.0
Gross IBNR Reserves	7,856.0	3,594.0	686.0	3,907.0	16,043.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,823.0	$5,395.0	$3,185.0	$6,774.0	$30,177.0

Net Case Reserves	$4,761.0	$1,335.0	$1,472.0	$1,312.0	$8,880.0
Net IBNR Reserves	6,364.0	2,649.0	380.0	1,908.0	11,301.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,125.0	$3,984.0	$1,852.0	$3,220.0	$20,181.0
December 31, 2005

Gross Case Reserves	$7,033.0	$1,907.0	$2,542.0	$3,297.0	$14,779.0
Gross IBNR Reserves	8,051.0	3,298.0	735.0	4,075.0	16,159.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$15,084.0	$5,205.0	$3,277.0	$7,372.0	$30,938.0

Net Case Reserves	$5,165.0	$1,442.0	$1,456.0	$1,554.0	$9,617.0
Net IBNR Reserves	6,081.0	2,352.0	381.0	1,902.0	10,716.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,246.0	$3,794.0	$1,837.0	$3,456.0	$20,333.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; a further increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; liability against CNA’s policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to CNA’s policyholders; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	June 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,799.0	$603.0	$2,992.0	$680.0
Ceded reserves	(1,294.0)	(229.0)	(1,438.0)	(257.0)
Net reserves	$1,505.0	$374.0	$1,554.0	$423.0

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

As of June 30, 2006 and December 31, 2005, CNA carried approximately $1,505.0 million and $1,554.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $1.0 million and $7.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2006 and 2005. CNA paid asbestos-related claims, net of reinsurance recoveries, of $50.0 million and $73.0 million for the six months ended June 30, 2006 and 2005.

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

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003 and the court is scheduled to consider confirmation of a bankruptcy plan containing an injunction to protect CNA from any future claims by the end of 2006.

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

Suits have also been initiated directly against two CNA companies and other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all cases in that court have been dismissed. The only case that remains pending at this time is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005, and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Following remand to state court, CCC’s motion to dismiss the Amended Complaint was denied as to living plaintiffs, but granted as to claims brought by two estates, and CCC subsequently answered the Amended Complaint, as it had been narrowed by the plaintiffs in the interim. As narrowed, the Amended Complaint continues to seek compensatory damages for the alleged delay in resolving plaintiffs’ underlying asbestos claims and for aggravation allegedly caused by that delay and punitive damages, but no longer seeks damages for the difference between the amount plaintiffs received in their underlying asbestos settlement and what they claim they should have received, damages for increased attorneys’ fees and litigation expenses, and damages for loss by spouses of consortium. The trial court has stated that it intends for trial in the case to commence in July 2007. Numerous factual and legal issues remain to be resolved that are critical to the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of June 30, 2006 and December 31, 2005, CNA carried approximately $374.0 million and $423.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2006. There was $3.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2005. CNA recorded $20.0 million and $10.0 million of current accident year losses related to mass tort for the six months ended June 30, 2006 and 2005. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $69.0 million and $80.0 million for the six months ended June 30, 2006 and 2005.

Net Prior Year Development

Favorable net prior year development of $4.0 million was recorded for the three months ended June 30, 2006, including $21.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $25.0 million of favorable premium development. Unfavorable net prior year development of $92.0 million, including $162.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $70.0 million of favorable premium development, was recorded for the three months ended June 30, 2005.

Unfavorable net prior year development of $2.0 million was recorded for the six months ended June 30, 2006, including $80.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $78.0 million of favorable premium development. Unfavorable net prior year development of $160.0 million, including $295.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $135.0 million of favorable premium development, was recorded for the six months ended June 30, 2005.

The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note 5 for further discussion of the provision for uncollectible reinsurance.

CNA records favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development is required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may change in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a significant corporate aggregate reinsurance treaty. See Note 5 for further discussion of the corporate aggregate reinsurance treaties.

For the three and six months ended June 30, 2006, CNA recorded no net prior year development related to its remaining corporate aggregate reinsurance treaty. For the three months ended June 30, 2005, CNA recorded unfavorable net prior year development of $6.0 million related to the corporate aggregate reinsurance treaties, consisting of $4.0 million of unfavorable development in Standard Lines, $1.0 million of favorable development in Specialty Lines and $3.0 million of unfavorable development in Other Insurance. For the six months ended June 30, 2005, CNA recorded unfavorable net prior year development of $18.0 million related to the corporate aggregate reinsurance treaties, consisting of $14.0 million of unfavorable development in Standard Lines, $6.0 million of favorable development in Specialty Lines and $10.0 million of unfavorable development in Other Insurance.

The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance. Unfavorable net prior year development of $13.0 million and favorable net prior year development of $26.0 million was recorded in the Life and Group Non-Core segment for the three months ended June 30, 2006 and 2005. Favorable net prior year development of $2.0 million and $42.0 million was recorded in the Life and Group Non-Core segment for the six months ended June 30, 2006 and 2005.

	Standard	Specialty	Other
Three Months Ended June 30, 2006	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim
and allocated claim adjustment expense
development, excluding the impact of the
corporate aggregate reinsurance treaties:
Core (Non-APMT)	$5.0	$(2.0)	$5.0	$8.0
APMT
Total	5.0	(2.0)	5.0	8.0
Ceded losses related to corporate aggregate
reinsurance treaty
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	5.0	(2.0)	5.0	8.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaty	(24.0)	2.0	(3.0)	(25.0)
Ceded premiums related to corporate aggregate
reinsurance treaty
Total premium development	(24.0)	2.0	(3.0)	(25.0)
Total unfavorable (favorable) net prior year
development (pretax)	$(19.0)	$-	$2.0	$(17.0)

Three Months Ended June 30, 2005

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development,
excluding the impact of corporate aggregate
reinsurance treaties:
Core (Non-APMT)	$52.0	$25.0	$62.0	$139.0
APMT			8.0	8.0
Total	52.0	25.0	70.0	147.0
Ceded losses related to corporate aggregate
reinsurance treaties
Pretax unfavorable net prior year development
before impact of premium development	52.0	25.0	70.0	147.0
Favorable premium development, excluding
impact of corporate aggregate reinsurance
treaties	(17.0)	(12.0)	(6.0)	(35.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	4.0	(1.0)	3.0	6.0
Total premium development	(13.0)	(13.0)	(3.0)	(29.0)
Total unfavorable net prior year development
(pretax)	$39.0	$12.0	$67.0	$118.0

	Standard	Specialty	Other
Six Months Ended June 30, 2006	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense development,
excluding the impact of the corporate aggregate
reinsurance treaty:
Core (Non-APMT)	$64.0	$3.0	$11.0	$78.0
APMT			1.0	1.0
Total	64.0	3.0	12.0	79.0
Ceded losses related to corporate aggregate
reinsurance treaty
Pretax unfavorable net prior year development
before impact of premium development	64.0	3.0	12.0	79.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaty	(73.0)	(6.0)	4.0	(75.0)
Ceded premiums related to corporate aggregate
reinsurance treaty
Total premium development	(73.0)	(6.0)	4.0	(75.0)
Total unfavorable (favorable) net prior year
development (pretax)	$(9.0)	$(3.0)	$16.0	$4.0

Six Months Ended June 30, 2005

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

Three Month Comparison

2006 Net Prior Year Development

Standard Lines

Favorable net prior year development of $19.0 million was recorded for the three months ended June 30, 2006, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $24.0 million of favorable premium development.

Approximately $37.0 million of unfavorable claim and allocated claim adjustment expense reserve development primarily relates to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.

Approximately $12.0 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to reviews of individual claims from older accident years.

Approximately $19.0 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.

Approximately $21.0 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.

Approximately $10.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to CNA’s share of an assessment from the Mississippi Windstorm Underwriting Authority Pool.

The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers compensation, property, and large accounts. Unfavorable claim and allocated claim adjustment expense reserve development of approximately $16.0 million was recorded as a result of this favorable premium development.

Specialty Lines

There was $2.0 million of favorable claim and allocated claim adjustment expense development and $2.0 million of unfavorable premium development, resulting in no net prior year development.

Approximately $40.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.

Approximately $40.0 million of favorable claim and allocated claim adjustment expense development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are primarily due to underwriting changes. CNA no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.

Other Insurance

Unfavorable net prior year development of $2.0 million was recorded for the three months ended June 30, 2006, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development.

2005 Net Prior Year Development

Standard Lines

Unfavorable net prior year development of $39.0 million was recorded for the three months ended June 30, 2005, including $52.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development.

Approximately $78.0 million of unfavorable net prior year claim and allocated claim adjustment expense development resulted from increased claim cost inflation for workers compensation, primarily in accident year 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $11.0 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense development which resulted from additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss. Approximately $46.0 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods.

Favorable net prior year premium development was recorded as a result of additional premium resulting from audits and endorsements on recent policies.

Specialty Lines

Unfavorable net prior year development of $12.0 million was recorded for the three months ended June 30, 2005, including $25.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development.

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

Approximately $30.0 million of favorable claim and allocated claim adjustment expense development was due to improved severities on professional liability errors and omissions and directors & officers coverages. The lower severities are driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.

Other Insurance

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

Six Month Comparison

2006 Net Prior Year Development

Standard Lines

Favorable net prior year development of $9.0 million was recorded for the six months ended June 30, 2006, including $64.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $73.0 million of favorable premium development.

Approximately $17.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to commercial auto, monoline and package liability, primarily in accident years 2004 and 2000 and prior. The change was driven by increases in individual claim case reserve estimates leading to higher results from projections that rely on case incurred loss. Approximately $14.0 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by judicial decisions and settlement activities on individual claims. The severity changes led to lower case incurred loss and lower ultimate estimates.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims resulting in higher case incurred loss and higher ultimate estimates.

Approximately $10.0 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to reviews of individual cases from older accident years.

Approximately $19.0 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.

Approximately $43.0 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.

Approximately $10.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to CNA’s share of an assessment from the Mississippi Windstorm Underwriting Authority Pool.

Additional unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.

The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers compensation, property, and large accounts. This favorable premium development was partially offset by unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.

Specialty Lines

Favorable net prior year development of $3.0 million was recorded for the six months ended June 30, 2006. This amount consisted of $3.0 million of unfavorable claim and allocated claim adjustment expense development and $6.0 million of favorable premium development.

Approximately $40.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values.

Approximately $40.0 million of favorable claim and allocated claim adjustment expense development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are primarily due to underwriting changes. CNA no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on large claims from large law firm errors and omissions, and directors & officers coverages. Approximately $17.0 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for the most recent accident year. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio. The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was due to additional losses recorded on favorable premium development.

Other Insurance

Unfavorable net prior year development of $16.0 million was recorded for the six months ended June 30, 2006. This amount consisted of $12.0 million of unfavorable claim and allocated claim adjustment expense development and $4.0 million of unfavorable premium development.

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the financial guarantee line of business, and an adverse arbitration ruling that was offset by a release of a previously established allowance for uncollectible reinsurance. Reserves for the financial guarantee line of business are driven by individual claim estimates. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by the favorable loss development impact of an assumed reinsurance commutation. The unfavorable premium development was also related to this reinsurance commutation.

2005 Net Prior Year Development

Standard Lines

Unfavorable net prior year development of $72.0 million was recorded for the six months ended June 30, 2005. This amount consisted of $184.0 million of unfavorable claim and allocated claim adjustment expense development and $112.0 million of favorable premium development.

Approximately $108.0 million of unfavorable net prior year claim and allocated claim expense development resulted from increased severity trends for workers compensation, primarily in accident year 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $112.0 million of favorable net prior year claim and allocated claim expense development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas. Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties. Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims beyond the amount indicated by incurred development methods.

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

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense development was recorded due to increased claim expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense development.

Approximately $27.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was related to large directors & officers (“D&O”) claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense development was recorded due to large claims resulting from excess coverages provided to health care facilities. The claim severity estimates for this business are driven by individual case by case reviews. Reviews of the individual claims underlying the excess coverages provided by CNA resulted in significant increases to the individual case estimates.

Approximately $37.0 million of favorable net prior year claim and allocated claim adjustment expense development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency are primarily due to underwriting changes in this business. CNA no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims. The remainder of the unfavorable net prior year claim and allocated claim expense development was attributed to other large D&O claims partially decreased by favorable net prior year claim and allocated claim expense development as a result of favorable experience in the warranty line of business.

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

8.  Shareholders’ Equity

	June 30,	December 31,
	2006	2005
(In millions of dollars, except per share data)

Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $1.00 par value:
Authorized - 600,000,000 shares
Issued -556,250,007 and 557,540,667 shares	$556.3	$557.5
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 93,631,246 and 78,531,678 shares	0.9	0.8
Additional paid-in capital	2,630.0	1,866.0
Earnings retained in the business	11,285.0	10,364.4
Accumulated other comprehensive income (loss)	(131.9)	311.1
	14,340.3	13,099.8
Less treasury stock, at cost (5,548,800 shares of Loews common stock as of June
30, 2006 and 340,000 shares of Carolina Group stock as of June 30, 2006 and
December 31, 2005)	196.5	7.7
Total shareholders’ equity	$14,143.8	$13,092.1

During the six months ended June 30, 2006, the Company purchased 7,224,000 shares of Loews common stock at an aggregate cost of $244.5 million and retired $55.7 million, or 1,675,200 of these treasury shares (558,400 on a pre-split basis) reducing Loews common stock, additional paid-in capital and retained earnings by $0.6 million, $6.7 million and $48.4 million, respectively.

9.  Restructuring and Other Related Charges

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, CNA management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result the excess remaining accrual was released, resulting in pretax income of $12.9 million.

10.  Statutory Accounting Practices

CNA’s domestic and foreign insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of June 30, 2006 or December 31, 2005.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $264.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s 2006 debt service and principal repayment requirements. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus
	June 30, 2006	December 31, 2005
(In millions)

Property and casualty companies (a)	$7,374.0	$6,940.0
Life and group insurance companies	669.0	627.0

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.

	Statutory Net Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Property and casualty companies	$97.0	$288.0	$263.0	$868.0
Life and group insurance companies	32.0	32.0	42.0	54.0

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Service cost	$12.6	$12.8	$27.7	$28.1
Interest cost	51.2	52.3	105.9	105.4
Expected return on plan assets	(60.2)	(59.7)	(120.9)	(117.4)
Amortization of unrecognized net loss	1.9	1.4	3.8	2.8
Amortization of unrecognized prior service cost	1.7	1.8	3.4	3.7
Actuarial loss	5.9	3.5	16.5	10.6
Net periodic benefit cost	$13.1	$12.1	$36.4	$33.2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Service cost	$1.4	$2.8	$4.7	$5.3
Interest cost	5.3	7.7	13.5	15.4
Expected return on plan assets	(1.1)	(1.1)	(2.3)	(2.3)
Amortization of unrecognized net loss (gain)	0.1	0.2	0.6	0.4
Amortization of unrecognized prior service benefit	(8.0)	(7.4)	(16.2)	(15.0)
Actuarial loss	0.3	1.1	1.7	2.1
Special termination benefits	1.3		1.3
Net periodic benefit cost	$(0.7)	$3.3	$3.3	$5.9

Stock Option Plans - In 2005, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews common stock for which options or stock appreciation rights (“SARs”) may be granted under the Loews Plan is 12,000,000 shares, and the maximum number of shares of Loews common stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,200,000 shares. The exercise price per share may not be less than the fair value of the common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2006
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, January 1	3,856,974	$19.340
Granted	702,600	34.072
Exercised	(384,540)	18.076
Canceled	(72,030)	23.747
Awards outstanding, June 30	4,103,004	21.904

Awards exercisable, June 30	2,215,947	$18.058

Shares available for grant, June 30	6,219,189

In the first half of 2006, the Company awarded SARs totaling 678,600 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at June 30, 2006 was 668,100 shares with 10,500 shares forfeited during the first six months of 2006.

The weighted average grant date fair value of awards granted during the six months ended June 30, 2006 was $9.78. The weighted average remaining contractual terms of awards outstanding and exercisable as of June 30, 2006, were 7.2 years and 6.1 years. The aggregate intrinsic values of awards outstanding and exercisable at June 30, 2006 were $55.0 million and $38.2 million. The total intrinsic value of awards exercised during the six months ended June 30, 2006 was $5.9 million.

The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes model incorporates a risk free interest rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 4.4% to 5.1%. The estimates of the underlying common stock’s volatility ranged from 19.7% to 27.3%, and the expected dividend yield ranged from 0.6% to 0.7%. The expected life of the securities granted was 5.0 years.

The Company recorded stock-based compensation expense of $1.2 million and $2.2 million related to the Loews Plan during the three and six months ended June 30, 2006. The related income tax benefits recognized were $0.4 and $0.8 million, respectively. At June 30, 2006, the compensation cost related to nonvested awards not yet recognized was $11.9 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

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

A summary of the stock option and SAR transactions for the Carolina Group Plan follows:

	2006
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, January 1	536,572	$28.526
Granted	152,500	48.573
Exercised	(99,568)	26.917
Canceled	(11,250)	29.506
Awards outstanding, June 30	578,254	34.071

Awards exercisable, June 30	132,244	27.585

Shares available for grant, June 30	595,500

In the first half of 2006, the Company awarded SARs totaling 152,500 shares. In accordance with the Carolina Group Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at June 30, 2006 was 152,500 shares.

The weighted average grant date fair value of awards granted during the six months ended June 30, 2006 was $12.09. The weighted average remaining contractual term of awards outstanding and exercisable as of June 30, 2006, was 8.1 years and 7.0 years. The aggregate intrinsic value of awards outstanding and exercisable at June 30, 2006 was $10.3 million and $3.2 million. The total intrinsic value of awards exercised during the six months ended June 30, 2006 was $2.1 million.

The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes model incorporates a risk free interest rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 4.4% to 5.1%. The estimates of the underlying common stock’s volatility ranged from 32.1% to 32.7%, and the expected dividend yield ranged from 3.5% to 3.9%. The expected life of the securities granted was 5.0 years.

The Company recorded stock-based compensation expense of $0.2 million and $0.4 million related to the Carolina Group Plan during the three and six months ended June 30, 2006. The related income tax benefits recognized were $0.1 million for the respective periods. At June 30, 2006, the compensation cost related to nonvested awards not yet recognized was $2.9 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

12.  Business Segments

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues (a) :

CNA Financial :
Standard Lines	$1,309.5	$1,307.1	$2,656.9	$2,675.1
Specialty Lines	759.3	733.9	1,510.6	1,395.0
Life and Group Non-Core	286.9	373.7	637.1	674.4
Other Insurance	57.2	154.7	108.8	192.0
Total CNA Financial	2,412.9	2,569.4	4,913.4	4,936.5
Lorillard	996.8	945.7	1,876.4	1,754.0
Boardwalk Pipeline	132.5	119.4	307.5	270.7
Diamond Offshore	519.3	298.2	978.0	562.9
Loews Hotels	101.9	93.8	195.3	185.9
Corporate and other	113.9	4.2	251.2	61.9
Total	$4,277.3	$4,030.7	$8,521.8	$7,771.9

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$204.9	$154.9	$410.4	$284.3
Specialty Lines	162.2	117.1	344.6	238.0
Life and Group Non-Core	(36.8)	(2.7)	(62.4)	(11.2)
Other Insurance	23.3	67.4	16.1	73.3
Total CNA Financial	353.6	336.7	708.7	584.4
Lorillard	335.3	274.2	610.4	505.9
Boardwalk Pipeline	32.0	22.8	101.4	85.6
Diamond Offshore	240.6	54.2	445.9	97.2
Loews Hotels	19.6	18.3	33.5	39.6
Corporate and other	41.7	(67.5)	107.5	(122.1)
Total	$1,022.8	$638.7	$2,007.4	$1,190.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$130.4	$106.3	$260.2	$191.3
Specialty Lines	92.5	78.7	198.0	153.6
Life and Group Non-Core	(16.1)	3.3	(25.6)	1.8
Other Insurance	16.7	78.2	8.5	88.1
Total CNA Financial	223.5	266.5	441.1	434.8
Lorillard	204.2	162.7	373.0	304.3
Boardwalk Pipeline	16.5	13.7	52.2	51.6
Diamond Offshore	87.6	19.9	159.9	34.1
Loews Hotels	12.0	15.8	20.5	29.0
Corporate and other	27.3	(44.8)	70.4	(80.3)
Income from continuing operations	571.1	433.8	1,117.1	773.5
Discontinued operations	(2.4)	1.8	(7.4)	8.4
Total	$568.7	$435.6	$1,109.7	$781.9

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(36.8)	$25.5	$(23.6)	$20.3
Specialty Lines	(13.1)	8.3	(10.1)	9.0
Life and Group Non-Core	(34.1)	(1.0)	(45.7)	(5.7)
Other Insurance	(13.7)	(6.9)	(9.5)	(14.4)
Total CNA Financial	(97.7)	25.9	(88.9)	9.2
Corporate and other	4.4	6.6	(2.4)	0.5
Total	$(93.3)	$32.5	$(91.3)	$9.7

Net income (loss):

CNA Financial:
Standard Lines	$(21.7)	$15.4	$(13.6)	$7.8
Specialty Lines	(7.8)	4.9	(6.0)	7.9
Life and Group Non-Core	(20.2)	(0.6)	(27.1)	(3.4)
Other Insurance	(8.2)	(4.5)	(10.7)	(8.8)
Total CNA Financial	(57.9)	15.2	(57.4)	3.5
Corporate and other	2.9	4.2	(1.4)	0.7
Total	$(55.0)	$19.4	$(58.8)	$4.2

13.  Legal Proceedings

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

A portion of the premiums assumed under the IGI Program related to United States workers compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $266.0 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers compensation “carve-out” business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.

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

California Wage and Hour Litigation

Ernestine Samora, et al. v. CCC, Case No. BC 242487, Superior Court of California, County of Los Angeles, California and Brian Wenzel v. Galway Insurance Company, Superior Court of California, County of Orange No. BC01CC08868 are purported class actions on behalf of present and former CNA employees asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage over a four-year period. Plaintiffs were seeking “overtime compensation,” “penalty wages,” and “other statutory penalties” without specifying any particular amounts. CNA has entered into a settlement agreement with plaintiffs which was approved by the Court in July 2006. CNA previously recorded a liability in anticipation of this settlement, therefore resolution of this matter has no material impact on results of operations.

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

Voluntary Market Premium Litigation

CNA, along with dozens of other insurance companies, is currently a defendant in nine cases, including eight purported class actions, brought by large policyholders. The complaints differ in some respects, but generally allege that the defendants, as part of an industry-wide conspiracy, included improper charges in their retrospectively rated and other loss-sensitive insurance programs. Among the claims asserted are violations of state antitrust laws, breach of contract, fraud and unjust enrichment. CNA has denied the material allegations made in these cases and has entered into a settlement agreement which is subject to court approval. CNA previously recorded a liability in anticipation of this settlement, therefore resolution of this matter is not expected to have a material impact on results of operations.

APMT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 7 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 3,950 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,650 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,275 cases are pending, including approximately 1,015 cases against Lorillard. The 1,275 cases include approximately 975 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 885 of the approximately 975 consolidated West Virginia cases.

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

Excluding the flight attendant and the consolidated West Virginia suits, approximately 355 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 150 of the 355 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,275 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 1,015 of these cases. The Company is a defendant in two of the pending cases.

Approximately 975 of the 1,275 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” Lorillard is a defendant in approximately 885 of the 975 IPIC cases. The Company is not a defendant in any of the IPIC cases. Although the court has not yet entered a trial plan that governs how the cases will be tried, it has ordered that the first phase of a consolidated trial will begin during March of 2007.

Since January 1, 2004, verdicts have been returned in 14 cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in ten of the 14 trials, while juries found in favor of the plaintiffs and awarded damages in the four remaining cases. The defendants in each of these four cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals in seven Individual cases in recent years and have been required to pay damages to plaintiffs. Punitive damages were paid to the smokers in three of the seven cases. Lorillard was not a party to these seven matters.

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

Some cases against U.S. cigarette manufacturers are scheduled for trial during 2006 and beyond. Lorillard is not a defendant in any of the cases scheduled for trial at this time. The Company is not a defendant in any of the cases scheduled for trial in 2006. The trial dates are subject to change.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. In the single trial decided for the plaintiff, the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In one of the six cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial that has not been scheduled. In another of the cases in which a defense verdict was returned, plaintiff has appealed.

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

The Engle Case - During July of 2006, in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), the Florida Supreme Court affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated, including approximately $16.3 billion against Lorillard. The Florida Supreme Court’s decision also reversed a 2003 ruling by the intermediate Florida Court of Appeal, which held that claims for punitive damages asserted by Florida smokers were barred by the 1997 settlement agreement and judgment in the case filed by the State of Florida against cigarette manufacturers, including Lorillard (see “Settlement of State Reimbursement Litigation” below). Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes, and the trial was governed by a three-phase trial plan. The Florida Supreme Court determined that the case could not proceed further as a class action and decertified the class. However, the Florida Supreme Court ruling permits members of the now-decertified class whose claims arose prior to the class certification cut-off date (November 21, 1996) to file individual claims, including claims for punitive damages, within one year from when this decision becomes final. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on some of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial on a number of issues, including, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. The July 2006 decision by the Florida Supreme Court also reinstated the actual damages awarded during 2000 to two of the three individuals whose claims were heard during the second phase of trial. These awards totaled approximately $2.8 million to one smoker and $4.0 million to the second, and bear interest at the rate of 10.0% per year. Lorillard’s share of either of these verdicts, if any, has not been determined. The opportunity for the parties to seek reconsideration of any portion of the Florida Supreme Court’s ruling has not expired, nor has the deadline passed for any of the parties to seek review of this case by the U.S. Supreme Court.

Florida enacted legislation that limits the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs (the “Engle Agreement”). The $200.0 million contribution included the $100.0 million that Lorillard posted as collateral for the appellate bond. Accordingly, Lorillard recorded a pretax charge of $200.0 million in the year ended December 31, 2001. Two other defendants executed agreements with the plaintiffs that were similar to Lorillard’s. As a result, the class agreed to a stay of execution, with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2006, Lorillard, Inc. had a balance sheet net worth of approximately $1.4 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the Florida Supreme Court’s decertification of the class and its order vacating the punitive damages judgment.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid or is vacated on appeal. As of July 15, 2006 judicial interest totaled an additional amount of approximately $415.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The appellate court heard defendants’ appeal during April of 2006 and a decision could be issued at any time.

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

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. One of these is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000) in which the court returned a verdict in favor of the class during March of 2003 and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. The Illinois Supreme Court denied plaintiffs’ motion for reconsideration of the 2005 decision. Plaintiffs are scheduled to file a petition for writ of certiorari with the U.S. Supreme Court during September of 2006. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters. Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York), a purported national class action in which plaintiffs’ claims are based on defendants’ alleged RICO violations. The court heard plaintiffs’ motion for class certification during September of 2005 but it permitted plaintiffs to submit additional evidence. The court has scheduled a second argument on plaintiffs’ class certification motion for September of 2006. The court also has stated that it will address defendants’ motions for summary judgment during this hearing.

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

Lorillard recorded pretax charges of $236.5 million, $235.6 million, $453.5 million and $434.3 million ($144.0 million, $139.8 million, $277.1 million and $261.2 million after taxes) for the three and six months ended June 30, 2006 and 2005, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by smokers as well as former employees of Lorillard seeking damages resulting from alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending almost 50 years ago. Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $19.7 million in payments of judgments and settlements to finally resolve approximately 75 claims. In the only case with Filter claims to have been tried since January 1, 2004, Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County) the jury returned a verdict in favor of Lorillard. Plaintiff did not appeal and this matter is concluded. Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco - Related

TOBACCO - RELATED ANTITRUST CASES - Indirect Purchaser Suits - Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. The Company was also named as a defendant in most of these indirect purchaser cases, but was voluntarily dismissed without prejudice from all of them. Three indirect purchaser suits, in New York, Florida and Michigan, were dismissed by courts in their entirety and the plaintiffs withdrew their appeals. The actions in all other states except for New Mexico and Kansas, have been voluntarily dismissed.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. The parties are in the process of litigating certain privilege issues. The Court has appointed a Special Master to consider all privilege issues and to file a report with the Court on or before September 29, 2006. On July 14, 2006, the Court issued an order confirming that fact discovery is closed, with the exception of privilege issues that the Court determines, based on the Special Master’s report, justify further limited fact discovery. Expert discovery, as necessary, will take place in early 2007. No date has as yet been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. As ordered by the Court, class notice was sent out on October 30, 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. On June 30, 2006, the New Mexico Court granted summary judgment to all defendants, and the suit was dismissed. An appeal is anticipated.

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

14.  Commitments and Contingencies

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at June 30, 2006 that CNA could be required to pay under this guarantee are approximately $234.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $935.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2006, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. CNA recorded approximately $27.0 million and $65.0 million of other liabilities related to these indemnification agreements as of June 30, 2006 and December 31, 2005.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety

Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility. The Company, through a participation agreement with CNA, has funded and owns an interest in the credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the three and six months ended June 30, 2005, the Company recorded a pretax impairment charge of $27.0 million and $47.0 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.

In addition to the impairment of loans outstanding under the credit facility, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110.0 million of surety loss reserves in anticipation of future loss payments, $50.0 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the three and six months ended June 30, 2006, CNA Surety paid $9.0 million and $21.0 million related to surety losses of the contractor. As of June 30, 2006, CNA Surety has made total payments of approximately $47.0 million related to outstanding bonded obligations of the contractor.

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

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90.0 million pretax.

CNA has also guaranteed or provided collateral for the contractor’s letters of credit. As of June 30, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $13.0 million.

Diamond Offshore Construction Projects

As of June 30, 2006, Diamond Offshore had purchase obligations aggregating approximately $580.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $168.0 million, $223.0 million and $189.0 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond Diamond Offshore’s control.

Regulatory and Rate Matters

Boardwalk Pipeline’s natural gas pipeline operations are regulated by the Federal Energy Regulatory Commission (“FERC”) whose regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. From time to time, certain revenues collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other risks. On April 29, 2005, Texas Gas filed a general rate case. Texas Gas began collecting new rates, subject to refund, on November 1, 2005. Texas Gas and the other participants (FERC staff and customers) reached a proposed settled cost of service of $257.8 million. The amount of the potential refund was accrued as a reduction to revenues and an increase to interest expense over the period from November 1, 2005 to the date of the refund. At December 31, 2005 the amount of the estimated liability for refund was approximately $5.0 million. On June 30, 2006, Texas Gas refunded approximately $6.6 million consisting of $6.4 million in principal and $0.2 million in interest to its customers.

Due to the settlement, in the first quarter of 2006, Texas Gas began to amortize the balance of its related regulatory asset for postretirement benefits other than pensions. The remaining regulatory asset balance of approximately $28.5 million at June 30, 2006 will continue to be amortized on a straight-line basis over approximately five years.

Pipeline Expansion Projects

In February and March of 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.5 Bcf per day pipeline expansion project in East Texas/Mississippi. Boardwalk Pipeline expects the total cost for the 1.5 Bcf expansion to be approximately $800.0 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. Gulf South has been granted the authority to initiate the pre-filing process for this project. Gulf South expects to file its certificate application with FERC to proceed with this project on or about September 1, 2006.  As of June 30, 2006, Boardwalk Pipeline had purchase commitments of $309.1 million primarily related to its expansion projects.

Other

In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At June 30, 2006 and December 31, 2005, there were approximately $29.0 million and $30.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $386.0 million for non-cancelable operating leases expiring from 2006 through 2019 primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $41.1 million in 2006; $65.0 million in 2007; $56.6 million in 2008; $46.0 million in 2009; $41.7 million in 2010; and $135.6 million in 2011 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $24.0 million as of June 30, 2006. Estimated future minimum payments under these contracts are as follows: $11.0 million in 2006, $10.0 million in 2007, and $3.0 million in 2008.

15.  Discontinued Operations

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

Operating results of CNA’s discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues :
Net investment income	$3.9	$3.7	$7.8	$8.1
Other	(2.5)	1.2	(2.6)	(5.3)
Total revenues	1.4	4.9	5.2	2.8
Insurance related benefits (expenses)	(4.0)	(2.8)	(13.7)	6.4
Income (loss) before income taxes and minority interest	(2.6)	2.1	(8.5)	9.2
Income tax expense (benefit)			(0.4)	(0.1)
Minority interest	(0.2)	0.3	(0.7)	0.9
Net income (loss) from discontinued operations	$(2.4)	$1.8	$(7.4)	$8.4

Net assets of discontinued operations are included in Other Assets in the Consolidated Condensed Balance Sheets and were as follows:

	June 30,	December 31,
	2006	2005
(In millions)

Assets:
Investments	$316.0	$357.8
Reinsurance receivables	55.2	77.9
Cash	33.5	28.9
Other assets	27.0	6.0
Total assets	431.7	470.6

Liabilities:
Insurance reserves	(321.7)	(337.9)
Other liabilities	(14.7)	(19.4)
Total liabilities	(336.4)	(357.3)

Net assets of discontinued operations	$95.3	$113.3

The Accumulated Other Comprehensive Income, net of tax and minority interest, reported on the Consolidated Condensed Balance Sheets includes $9.1 million and $10.1 million related to unrealized gains and $11.0 million and $5.0 million related to the cumulative foreign currency translation adjustment for discontinued operations as of June 30, 2006 and December 31, 2005.

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At June 30, 2006 and December 31, 2005, the insurance reserves are net of discount of $121.0 million and $104.9 million. The income (loss) reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note 18 for information on the restatement for discontinued operations.

16.  Income Taxes

The Company’s consolidated federal income tax returns were settled with the Internal Revenue Service (“IRS”) through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded a federal income tax benefit of $31.8 million and net refund interest of $77.4 million, net of tax and minority interest, in the second quarter of 2005. The tax benefit related primarily to the release of federal income tax reserves. Net refund interest of $129.7 million is included in Other Revenues in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2005.

Federal income tax returns for 2002 through 2004 have been examined and are currently under review by the Joint Committee on Taxation. The Company believes the outcome of this review will not have a material effect on its financial condition or results of operations.

17.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2006 and December 31, 2005, and consolidating statements of income information for the six months ended June 30, 2006 and 2005. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
June 30, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$40,330.5	$1,650.5	$55.0	$635.5	$9.9	$3,923.7		$46,605.1
Cash	98.1	3.3	2.8	10.5	12.2	13.0		139.9
Receivables	14,037.1	25.8	68.1	462.2	28.8	180.6	$(5.7)	14,796.9
Property, plant and equipment	179.6	203.8	1,886.3	2,488.2	363.0	21.6		5,142.5
Deferred income taxes	1,384.5	426.1				23.8	(724.7)	1,109.7
Goodwill and other intangible assets	104.3		163.5	21.8	2.6	5.0		297.2
Investments in capital stocks of
subsidiaries						11,684.0	(11,684.0)
Other assets	1,009.2	384.9	270.7	125.3	76.4	83.6	(48.2)	1,901.9
Deferred acquisition costs of
insurance subsidiaries	1,210.8							1,210.8
Separate account business	506.0							506.0
Total assets	$58,860.1	$2,694.4	$2,446.4	$3,743.5	$492.9	$15,935.3	$(12,462.6)	$71,710.0

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,660.4							$41,660.4
Payable for securities purchased	520.5					$103.8		624.3
Collateral on loaned securities	1,340.7							1,340.7
Short-term debt	250.2				$4.2	299.9		554.3
Long-term debt	1,428.7		$1,101.7	$956.7	235.0	865.2		4,587.3
Reinsurance balances payable	1,656.7							1,656.7
Deferred income taxes			16.9	457.7	48.2	201.9	$(724.7)
Other liabilities	2,315.5	$1,343.9	321.6	354.6	45.6	226.8	(98.2)	4,509.8
Separate account business	506.0							506.0
Total liabilities	49,678.7	1,343.9	1,440.2	1,769.0	333.0	1,697.6	(822.9)	55,439.5
Minority interest	943.5		284.0	899.2				2,126.7
Shareholders’ equity	8,237.9	1,350.5	722.2	1,075.3	159.9	14,237.7	(11,639.7)	14,143.8
Total liabilities and shareholders’ equity	$58,860.1	$2,694.4	$2,446.4	$3,743.5	$492.9	$15,935.3	$(12,462.6)	$71,710.0

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,692.9	$1,747.7	$65.0	$819.9	$9.5	$3,061.0		$45,396.0
Cash	96.4	2.4	0.8	24.9	9.6	19.0		153.1
Receivables	14,722.4	25.5	106.8	357.1	21.6	145.7	$(65.4)	15,313.7
Property, plant and equipment	148.5	213.9	1,867.4	2,333.7	366.6	21.5		4,951.6
Deferred income taxes	1,140.5	428.5	16.6			22.2	(702.5)	905.3
Goodwill and other intangible assets	104.5		163.5	21.8	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						11,645.1	(11,645.1)
Other assets	1,075.9	377.5	262.0	88.9	30.2	75.1		1,909.6
Deferred acquisition costs of
insurance subsidiaries	1,197.4							1,197.4
Separate account business	551.5							551.5
Total assets	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,436.2							$42,436.2
Payable for securities purchased	226.5					$175.2		401.7
Collateral on loaned securities	767.4							767.4
Short-term debt	252.4		$42.1		$3.9	299.8		598.2
Long-term debt	1,437.9		1,101.3	$968.3	236.2	864.9		4,608.6
Reinsurance balances payable	1,636.2							1,636.2
Deferred income taxes				456.9	50.2	195.4	$(702.5)
Other liabilities	2,239.9	$1,455.7	347.0	335.8	11.5	206.2	(71.3)	4,524.8
Separate account business	551.5							551.5
Total liabilities	49,548.0	1,455.7	1,490.4	1,761.0	301.8	1,741.5	(773.8)	55,524.6
Minority interest	936.8		276.5	845.6				2,058.9
Shareholders’ equity	8,245.2	1,339.8	715.2	1,039.7	138.3	13,253.1	(11,639.2)	13,092.1
Total liabilities and shareholders’ equity	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Six Months Ended June 30, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,760.7						$(0.1)	$3,760.6
Net investment income	1,122.2	$44.2	$1.2	$16.8	$0.4	$160.2		1,345.0
Intercompany interest and dividends						561.4	(561.4)
Investment gains (losses)	(88.9)	(0.6)		(0.2)		(1.6)		(91.3)
Manufactured products		1,832.1				87.0		1,919.1
Other	119.4	0.1	306.3	961.2	194.9	6.5		1,588.4
Total	4,913.4	1,875.8	307.5	977.8	195.3	813.5	(561.5)	8,521.8

Expenses:

Insurance claims and policyholders’
benefits	2,924.2							2,924.2
Amortization of deferred acquisition costs	742.0							742.0
Cost of manufactured products sold		1,064.3				43.7		1,108.0
Other operating expenses	493.4	201.7	175.3	519.6	156.0	61.9	(0.1)	1,607.8
Restructuring and other related charges	(12.9)							(12.9)
Interest	58.0		30.8	12.5	5.8	38.2		145.3
Total	4,204.7	1,266.0	206.1	532.1	161.8	143.8	(0.1)	6,514.4
	708.7	609.8	101.4	445.7	33.5	669.7	(561.4)	2,007.4

Income tax expense (benefit)	210.1	237.2	34.5	139.2	13.0	37.4		671.4
Minority interest	57.5		14.7	146.7				218.9
Total	267.6	237.2	49.2	285.9	13.0	37.4		890.3
Income from continuing operations	441.1	372.6	52.2	159.8	20.5	632.3	(561.4)	1,117.1
Discontinued operations, net	(7.4)							(7.4)
Net income	$433.7	$372.6	$52.2	$159.8	$20.5	$632.3	$(561.4)	$1,109.7

Loews Corporation
Consolidating Statement of Income Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Six Months Ended June 30, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,811.4						$(0.6)	$3,810.8
Net investment income	845.3	$24.5	$1.4	$11.9	$5.4	$(28.0)		860.5
Intercompany interest and dividends						425.1	(425.1)
Investment gains (losses)	9.2	(2.0)		(1.3)		3.8		9.7
Manufactured products		1,723.4				79.5		1,802.9
Other	270.6	6.1	269.3	551.0	180.5	10.5		1,288.0
Total	4,936.5	1,752.0	270.7	561.6	185.9	490.9	(425.7)	7,771.9

Expenses:

Insurance claims and policyholders’
benefits	3,015.0							3,015.0
Amortization of deferred acquisition costs	752.1							752.1
Cost of manufactured products sold		1,061.1				38.7		1,099.8
Other operating expenses	517.8	187.0	155.4	440.4	141.5	57.3	(0.6)	1,498.8
Interest	67.2		29.7	25.3	4.8	88.6		215.6
Total	4,352.1	1,248.1	185.1	465.7	146.3	184.6	(0.6)	6,581.3
	584.4	503.9	85.6	95.9	39.6	306.3	(425.1)	1,190.6

Income tax expense (benefit)	107.0	200.9	34.0	29.8	10.6	(40.3)		342.0
Minority interest	42.6			32.5				75.1
Total	149.6	200.9	34.0	62.3	10.6	(40.3)		417.1
Income from continuing operations	434.8	303.0	51.6	33.6	29.0	346.6	(425.1)	773.5
Discontinued operations, net	8.4							8.4
Net income	$443.2	$303.0	$51.6	$33.6	$29.0	$346.6	$(425.1)	$781.9

18.  Restatements

The Company has restated its previously reported interim financial statements for the three and six months ended June 30, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Consolidated Condensed Statement of Cash Flows.

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

The effect of the restatement on the Consolidated Condensed Statement of Income for the three and six months ended June 30, 2005 is included in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
(In millions, except per share data)	Previously		Previously
	Reported	Restated	Reported	Restated
Consolidated Condensed Statement of Income:
Discontinued operations, net	$-	$1.8	$-	$8.4
Net income	433.8	435.6	773.5	781.9

Per Loews common share-basic and diluted
Discontinued operations, net	$-	$-	$-	$0.02
Net income	0.68	0.68	1.20	1.22

Consolidated Condensed Statement of Cash Flows

The Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005 has been restated to reflect the following:

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

As a result of the restatements, previously reported cash flows from continuing operations provided (used) by operating activities, investing activities and financing activities were increased or decreased for the six months ended June 30, 2005 as follows:

Six Months Ended June 30	2005
(In millions)	Previously
	Reported	Restated

Cash flows from continuing operations provided
(used) by:
Operating activities	$1,355.9	$1,489.8
Investing activities	650.4	570.6
Financing activities	(1,899.8)	(1,961.1)

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

Restatement of Prior Year Results

In 2006, we restated our financial results for prior years to correct CNA’s accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors in the Consolidated Condensed Statements of Cash Flows. The following MD&A gives effect to this restatement. Please read Note 18 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The impact of this revised accounting resulted in an increase in net income attributable to Loews common stock of $1.8 million and $8.4 million for three and six months ended June 30, 2005.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2006 second quarter of $568.7 million, compared to $435.6 million in the 2005 second quarter. Consolidated net income for the six months ended June 30, 2006 was $1,109.7 million, compared to $781.9 million in the prior year.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
(In millions, except per share data)		(Restated	)		(Restated	)

Net income attributable to Loews common stock:
Income before net investment losses	$532.3	$358.6		$1,014.3	$666.6
Net investment gains (losses)	(55.0)	19.5		(58.6)	4.7
Income from continuing operations	477.3	378.1		955.7	671.3
Discontinued operations, net	(2.4)	1.8		(7.4)	8.4
Net income attributable to Loews common stock	474.9	379.9		948.3	679.7
Net income attributable to Carolina Group stock (a)	93.8	55.7		161.4	102.2
Consolidated net income	$568.7	$435.6		$1,109.7	$781.9

Net income per share:
Loews common stock
Income from continuing operations	$0.85	$0.68		$1.71	$1.20
Discontinued operations, net				(0.01)	0.02
Loews common stock	$0.85	$0.68		$1.70	$1.22
Carolina Group stock	$1.09	$0.82		$1.96	$1.50

(a)
Reflects the Company’s sale of 15 million shares of Carolina Group stock in May of 2006 and 10 million shares in November of 2005. Net income per share of Carolina Group stock was not impacted by these sales.

Net income attributable to Loews common stock for the second quarter of 2006 amounted to $474.9 million or $0.85 per share, compared to $379.9 million or $0.68 per share in the comparable period of the prior year. The increase in net income was primarily due to improved results at the Company’s 54% owned subsidiary, Diamond Offshore Drilling, Inc. and increased investment income. The results for the second quarter of 2005 included a benefit of $109.2 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves at the Company’s 91% owned subsidiary, CNA Financial Corporation.

Net income attributable to Loews common stock includes net investment losses of $55.0 million (after tax and minority interest) compared to net investment gains of $19.5 million (after tax and minority interest) in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the second quarter of 2006 was $93.8 million or $1.09 per Carolina Group share, compared to $55.7 million, or $0.82 per Carolina Group share in the second quarter of 2005. The increase in net income attributable to Carolina Group stock for the second quarter of 2006 is primarily due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales) and reflects an increase in the amount of Carolina Group shares outstanding.

Consolidated revenues in the second quarter of 2006 amounted to $4.3 billion, compared to $4.0 billion in the comparable 2005 quarter.

Net income attributable to Loews common stock amounted to $948.3 million, or $1.70 per share, in the first half of 2006 compared to $679.7 million, or $1.22 per share, in the comparable period of the prior year. Net income attributable to Loews common stock includes net investment losses of $58.6 million (after tax and minority interest) compared to net investment gains of $4.7 million (after tax and minority interest) in the comparable period of the prior year. The results for the six months ended June 30, 2005 included a benefit of $109.2 million from a federal income tax settlement discussed above. The increase in net income was primarily due to improved results at the Company’s 54% owned subsidiary, Diamond Offshore Drilling, Inc. and increased investment income.

Net income attributable to Carolina Group stock for the first half of 2006 was $161.4 million or $1.96 per Carolina Group share, compared to $102.2 million, or $1.50 per Carolina Group share in the comparable period of the prior year. The increase in net income attributable to Carolina Group stock is primarily due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales) and reflects an increase in the amount of Carolina Group shares outstanding.

Consolidated revenues in the first half of 2006 amounted to $8.5 billion, compared to $7.8 billion in the comparable period of the prior year.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.5 billion outstanding at June 30, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of June 30, 2006, the outstanding Carolina Group stock represents a 53.7% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 53.7% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

At June 30, 2006, the book value per share of Loews common stock was $25.71, compared to $23.64 at December 31, 2005.

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

CNA’s experience has been that establishing reserves for casualty coverages relating to asbestos, environmental pollution and mass tort (“APMT”) claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of APMT claims which cannot now be anticipated;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA; and

•	CNA’s ability to recover reinsurance for APMT claims.

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

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of CNA management. For APMT, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a comprehensive ground-up analysis on its exposures annually. CNA’s actuaries, in conjunction with its specialized claim unit, use various modeling techniques to estimate CNA’s overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report APMT exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A and Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information relating to APMT claims and reserves.

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

The impact of these and other unforeseen emerging or potential claims and coverage issues is difficult to predict and could materially adversely affect the adequacy of CNA’s claim and claim adjustment expense reserves and could lead to future reserve additions. See the Segment Results sections of this MD&A and Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for a discussion of changes in reserve estimates and the impact on our results of operations.

Establishing Reserve Estimates

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small and middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, and many products are analyzed multiple times. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual losses emerged for all products each quarter.

The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. CNA determines a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the product being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off, and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of CNA’s property/casualty segments, Standard Lines, Specialty Lines and Other Insurance, contain both long-tail and short-tail exposures.

The methods used to project ultimate loss for both long-tail and short-tail exposures include, but are not limited to, the following:

•	Paid Development,

•	Incurred Development,

•	Loss Ratio,

•	Bornhuetter-Ferguson Using Premiums and Paid Loss,

•	Bornhuetter-Ferguson Using Premiums and Incurred Loss, and

•	Average Loss.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments, and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

For many products, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers compensation.

The incurred development method is similar to the paid development method, but it uses case incurred losses instead of paid losses. Since the method uses more data (case reserves in addition to paid losses) than the paid development method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern requires analysis of all of the factors above. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.

The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.

The Bornhuetter-Ferguson using premiums and paid loss method is a combination of the paid development approach and the loss ratio approach. The method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the loss ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the paid development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the paid development method requires consideration of all factors listed in the description of the paid development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.

The Bornhuetter-Ferguson using premiums and incurred loss method is similar to the Bornhuetter-Ferguson using premiums and paid loss method except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the loss ratio and incurred development methods.

The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes, and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors.

For other more complex products where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation. Such products include construction defect losses and APMT.

For construction defect losses, CNA’s actuaries organize losses by report year. Report year groups claims by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes, and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.

For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA will not assign any weight to the paid and incurred development methods. CNA will use loss ratio, Bornhuetter-Ferguson and average loss methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because CNA’s history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use loss ratio, Bornhuetter-Ferguson and average loss methods for short-tail exposures.

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA’s senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in CNA’s pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, current law and CNA’s judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in CNA management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s reserves are slightly higher than the actuarial point estimate. CNA does not establish a specific provision for uncertainty. For Standard and Specialty Lines, the difference between CNA’s reserves and the actuarial point estimate is due to the two most recent complete accident years. The claim data from these accident years is very immature. CNA believes it is prudent to wait until actual experience confirms that the loss reserves should be adjusted.

For Other Insurance, the carried reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA feels it is prudent, based on the history of developments in this area, to reflect some margin in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

The key assumptions fundamental to the reserving process are often different for various products and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. As a result, the effect on reserve estimates of a particular change in assumptions usually cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.

CNA’s reserves are CNA management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which CNA believes a material deviation to CNA’s reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.

Within Standard Lines, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers compensation and general liability.

For Standard Lines workers compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers compensation reserve estimates. Workers compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes, and other factors. If estimated workers compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, CNA estimates that CNA’s net reserves would increase by approximately $450.0 million. If estimated workers compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, CNA estimates that CNA’s net reserves would decrease by approximately $400.0 million. CNA’s net reserves for Standard Lines workers compensation were approximately $3.9 billion at December 31, 2005.

For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation, and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15.0%, CNA estimates that CNA’s net reserves would increase by approximately $380.0 million. If the estimated incurred development factor for general liability decreases by 14.0%, CNA estimates that CNA’s net reserves would decrease by approximately $340.0 million. CNA’s net reserves for Standard Lines general liability were approximately $4.1 billion at December 31, 2005.

Within Specialty Lines, CNA believes a material deviation to CNA’s net reserves is reasonably possible for the Professional Liability Insurance (“CNA Pro”) group. CNA Pro provides professional liability coverages to various professional firms as well as directors and officers (“D&O”), errors and omissions, employment practices, fiduciary and fidelity coverages. CNA Pro also offers insurance products to serve the healthcare delivery system. The most significant factor affecting CNA Pro reserve estimates is claim severity. Claim severity for CNA Pro is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation, and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for CNA Pro increases by 7.0%, CNA estimates that CNA Pro net reserves would increase by approximately $250.0 million. If the estimated claim severity for CNA Pro decreases by 4.0%, CNA estimates that CNA Pro net reserves would decrease by approximately $140.0 million. CNA’s net reserves for CNA Pro were approximately $3.4 billion at December 31, 2005.

Within Other Insurance, the two types of business for which CNA believes a material deviation to CNA’s net reserves is reasonably possible are CNA Re and APMT.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation, and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 20.0%, CNA estimates that CNA’s net reserves for CNA Re would increase by approximately $170.0 million. If the estimated incurred development factor for CNA Re decreases by 19.0%, CNA estimates that CNA’s net reserves would decrease by approximately $150.0 million. CNA’s net reserves for CNA Re were approximately $1.3 billion at December 31, 2005.

For APMT, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for APMT reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for APMT increases by 6 points, CNA estimates that CNA’s APMT net reserves would increase by approximately $700.0 million. If the estimated overall account size trend for APMT decreases by 9 points, CNA estimates that CNA’s APMT net reserves would decrease by approximately $450.0 million. CNA’s net reserves for APMT were approximately $2.0 billion at December 31, 2005.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of CNA’s reserves and reassess its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to increase CNA’s reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business and insurer financial strength and debt ratings and our results of operations and equity. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and debt ratings.

Reinsurance

Due to significant catastrophes during 2005, the cost of CNA’s catastrophe reinsurance program has increased in 2006. CNA’s catastrophe reinsurance protection cost CNA premiums of approximately $64.0 million in 2005, including reinstatement premiums and will cost CNA approximately $82.0 million in 2006 before the impacts of any reinstatement premiums.

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

In addition to these reinsurance treaties, CNA’s exposure to aggregation of certain catastrophe events is further mitigated by an Aggregate Property Catastrophe treaty. The Aggregate Property Catastrophe treaty covers 95.0% of $150.0 million of losses above a retention of $125.0 million from named earthquake or wind storm catastrophes in the United States, its territories and possessions, and Canada, which exceed $35.0 million. For any single event, the maximum that can be applied to CNA’s retention or recovered under the treaty is $75.0 million.

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

As of June 30, 2006 and December 31, 2005, there were 13 ceded reinsurance treaties inforce that CNA considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of CNA’s domestic property and casualty business. Further information on the impacts of these reinsurance programs is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

In 2003, CNA discontinued purchases of such contracts. Given the relative maturity of the covered accident years and the amount of remaining limit under the contracts, CNA does not expect to cede a material amount of losses to these contracts in the future.

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

Over the past several years, CNA has been underwriting its business to manage CNA’s terrorism exposure through strict underwriting standards, risk avoidance measures and conditional terrorism exclusions where permitted by law. There is substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding CNA’s efforts described above, CNA continues to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism event.

Restructuring

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, CNA reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result the excess remaining accrual was released, resulting in income of $7.3 million after tax and minority interest.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except %)

Net written premiums	$1,163.0	$1,134.0	$2,273.0	$2,305.0
Net earned premiums	1,096.0	1,084.0	2,182.0	2,253.0
Net investment income	238.0	171.1	466.3	353.7
Net operating income before net realized
investment gains	152.1	90.9	273.8	183.5
Net realized investment gains (losses)	(21.7)	15.4	(13.6)	7.8
Net income	130.4	106.3	260.2	191.3

Ratios:
Loss and loss adjustment expense	67.6%	71.2%	69.7%	71.1%
Expense	31.1	31.4	31.1	31.8
Dividend	0.4	0.8	0.4	0.6
Combined	99.1%	103.4%	101.2%	103.5%

Three Months Ended June 30, 2006 Compared to 2005

Net written premiums for Standard Lines increased $29.0 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was due to improved production, primarily in the Property lines of business, and favorable premium development, partially offset by increased reinsurance costs for the Property lines. Net earned premiums increased $12.0 million for the three months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premiums written.

Standard Lines averaged flat rates for the three months ended June 30, 2006 and averaged rate decreases of 2.0% for the three months ended June 30, 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 78.0% were achieved for those contracts that were up for renewal.

Net income increased $24.1 million for the three months ended June 30, 2006 as compared with the same period in 2005. This improvement was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net operating income increased $61.2 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.

The combined ratio improved 4.3 points for the three months ended June 30, 2006 as compared with the same period in 2005. The loss ratio decreased 3.6 points and was favorably impacted by net prior year development as discussed in further detail below, including a 0.9 point favorable impact related to cessions to a risk management finite reinsurance treaty. The loss ratio was also favorably impacted by a decrease in the bad debt provision for reinsurance receivables. These favorable impacts were partially offset by higher current accident year loss ratios across most lines of business.

The expense ratio decreased 0.3 points for the three months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to a decrease in the bad debt provision for insurance receivables. Changes in estimates for premium taxes partially offset this favorable impact.

The dividend ratio decreased 0.4 points for the three months ended June 30, 2006 as compared with the same period in 2005 due to unfavorable net prior year development recorded in 2005.

Favorable net prior year development of $19.0 million was recorded for the three months ended June 30, 2006, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $24.0 million of favorable premium development. Unfavorable net prior year development of $39.0 million, including $52.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Standard Lines Net Prior Year Development for the three months ended June 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2006 Compared to 2005

Net written premiums for Standard Lines decreased $32.0 million for the six months ended June 30, 2006 as compared with the same period in 2005. While gross written premiums were higher, the increased production was more than offset by increased ceded written premiums. The increase in ceded premiums in 2006 as compared to 2005 was primarily related to favorable ceded premium development recorded in 2005 related to an unfavorable arbitration ruling on two reinsurance treaties and increased reinsurance costs in 2006. Net earned premiums decreased $71.0 million for the six months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily driven by the decline in premiums written.

Standard Lines averaged flat rates for the six months ended June 30, 2006 and averaged rate decreases of 1.0% for the six months ended June 30, 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 75.0% were achieved for those contracts that were up for renewal.

Net income increased $68.9 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net operating income increased $90.3 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.

The combined ratio improved 2.3 points for the six months ended June 30, 2006, as compared with the same period in 2005. The loss ratio decreased 1.4 points and was favorably impacted by net prior year development, as discussed in further detail below. This favorable impact was partially offset by higher current accident year loss ratios across most lines of business.

The expense ratio decreased 0.7 points for the six months ended June 30, 2006 as compared with the same period in 2005. This decrease was primarily due to a decrease in the bad debt provision for insurance receivables and the absence of commissions recorded in 2005 as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.

The dividend ratio decreased 0.2 points for the six months ended June 30, 2006 as compared with the same period in 2005, due to unfavorable net prior year development recorded in 2005.

Favorable net prior year development of $9.0 million was recorded for the six months ended June 30, 2006, including $64.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $73.0 million of favorable premium development. Unfavorable net prior year development of $72.0 million, including $184.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $112.0 million of favorable premium development, was recorded for the six months ended June 30, 2005. Further information on Standard Lines Net Prior Year Development for the six months ended June 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Standard Lines.

	June 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$6,967.0	$7,033.0
Gross IBNR Reserves	7,856.0	8,051.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,823.0	$15,084.0

Net Case Reserves	$4,761.0	$5,165.0
Net IBNR Reserves	6,364.0	6,081.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,125.0	$11,246.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions, except %)

Net written premiums	$625.0	$595.0	$1,273.0	$1,189.0
Net earned premiums	633.0	630.0	1,261.0	1,203.0
Net investment income	99.4	67.1	186.4	122.9
Net operating income before net realized
investment gains (losses)	100.3	73.8	204.0	145.7
Net realized investment gains (losses)	(7.8)	4.9	(6.0)	7.9
Net income	92.5	78.7	198.0	153.6

Ratios:
Loss and loss adjustment expense	61.2%	69.0%	60.2%	65.8%
Expense	27.2	24.8	26.8	25.8
Dividend	0.1	0.2	0.1	0.2
Combined	88.5%	94.0%	87.1%	91.8%

Three Months Ended June 30, 2006 Compared to 2005

Net written premiums for Specialty Lines increased $30.0 million for the three months ended June 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, driven by rate increases and retention across most lines of business. Net earned premiums increased $3.0 million for the three months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.

Specialty Lines averaged rate increases of 1.0% for the three months ended June 30, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 88.0% and 87.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $13.8 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net operating income increased $26.5 million for the three months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and the absence of a $15.5 million loss recorded in 2005, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the national contractor is included in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Partially offsetting these favorable impacts were increased expenses.

The combined ratio improved 5.5 points for the three months ended June 30, 2006 as compared with the same period in 2005. The loss ratio decreased 7.8 points, primarily due to the absence of unfavorable net prior year development and the surety loss discussed above. The surety loss recorded in the prior year related to the 2005 accident year and was $40.0 million before the effect of taxes and minority interest.

The expense ratio increased 2.4 points for the three months ended June 30, 2006 as compared with the same period in 2005, primarily due to changes in estimates for premium taxes.

There was $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development, resulting in no net prior year development for the three months ended June 30, 2006. Unfavorable net prior year development of $12.0 million, including $25.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended June 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2006 Compared to 2005

Net written premiums for Specialty Lines increased $84.0 million for the six months ended June 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved production, driven by rate increases and retention across most professional liability insurance lines of business. Net earned premiums increased $58.0 million for the six months ended June 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.

Specialty Lines averaged rate increases of 1.0% for the six months ended June 30, 2006 and 2005 for the contracts that renewed during those periods. Retention rates of 88.0% and 87.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $44.4 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by decreased realized investment results. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net operating income increased $58.3 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income, favorable impacts of net prior year development as discussed below, and the absence of the $15.5 million loss recorded in 2005 in the surety line of business as discussed in the three month comparison. Partially offsetting these favorable impacts were increased expenses.

The combined ratio improved 4.7 points for the six months ended June 30, 2006 as compared with the same period in 2005, primarily due to the reasons discussed above in the three month comparison.

Favorable net prior year development of $3.0 million was recorded for the six months ended June 30, 2006, including $3.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development. Unfavorable net prior year development of $42.0 million, including $38.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $4.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Further information on Specialty Lines Net Prior Year Development for the six months ended June 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Specialty Lines.

	June 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$1,801.0	$1,907.0
Gross IBNR Reserves	3,594.0	3,298.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,395.0	$5,205.0

Net Case Reserves	$1,335.0	$1,442.0
Net IBNR Reserves	2,649.0	2,352.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,984.0	$3,794.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Net earned premiums	$159.0	$204.0	$322.0	$370.0
Net investment income	137.5	145.7	324.6	251.8
Net operating income before net realized
investment losses	4.1	3.9	1.5	5.2
Net realized investment losses	(20.2)	(0.6)	(27.1)	(3.4)
Net income (loss)	(16.1)	3.3	(25.6)	1.8

Three Months Ended June 30, 2006 Compared to 2005

Net earned premiums for Life and Group Non-Core decreased $45.0 million for the three months ended June 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased by $19.4 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to an increase in net realized investment losses. This unfavorable item was partially offset by favorable results in the pension deposit business. The 2006 net results include $11.9 million of income related to the resolution of contingencies, including the release of a $6.4 million provision for estimated indemnification liabilities related to the sold individual life business. The 2005 net results included a change in estimate which reduced a prior accrual of state premium taxes and income related to agreements with buyers of sold businesses which ended as of December 31, 2005. See the Investment section of this MD&A for further discussion on net investment income and net realized investment results.

Six Months Ended June 30, 2006 Compared to 2005

Net earned premiums for Life and Group Non-Core decreased $48.0 million for the six months ended June 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased by $27.4 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to the reasons discussed in the three month comparison and a decline in results for life settlement contracts.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Net investment income	$77.0	$55.0	$145.0	$116.0
Revenues	57.2	154.7	108.8	192.0
Net operating income before net realized
investment gains (losses)	24.9	82.7	19.2	96.9
Net realized investment gains (losses)	(8.2)	(4.5)	(10.7)	(8.8)
Net income (loss)	16.7	78.2	8.5	88.1

Three Months Ended June 30, 2006 Compared to 2005

Revenues decreased $97.5 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in revenues was primarily due to the absence of $121.0 million of interest income related to a federal income tax settlement that occurred in 2005. Partially offsetting these decreases was increased net investment income. See the Investments section of this MD&A for further discussion on net investment income and net realized investment results.

Net income decreased $61.5 million for the three months ended June 30, 2006 as compared with the same period in 2005. The decrease in net income was primarily due to decreased revenue as discussed above. In addition, net income for the second quarter of 2005 included a commutation loss of $32.9 million after-tax and minority interest, which is a component of the 2005 unfavorable net prior year development referenced below. Net income for the second quarter of 2006 includes a release of a restructuring accrual related to lease termination costs of $7.3 million after-tax and minority interest.

Unfavorable net prior year development of $2.0 million was recorded for the three months ended June 30, 2006, including $5.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development. Unfavorable net prior year development of $67.0 million, including $70.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, was recorded for the three months ended June 30, 2005. Further information on Other Insurance Net Prior Year Development for 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2006 Compared to 2005

Revenues decreased $83.2 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in revenues was primarily due to the reasons discussed in the three month comparison and the discontinuation of royalty income related to a sold business.

Net income decreased $79.6 million for the six months ended June 30, 2006 as compared with the same period in 2005. The decrease in net income was due to the reasons discussed in the three month comparison and the discontinuation of royalty income.

Unfavorable net prior year development of $16.0 million was recorded for the six months ended June 30, 2006, including $12.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4.0 million of unfavorable premium development. Unfavorable net prior year development of $88.0 million, including $74.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $14.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2005. Further information on Other Insurance Net Prior Year Development for 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2006 and December 31, 2005 for Other Insurance.

	June 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$2,867.0	$3,297.0
Gross IBNR Reserves	3,907.0	4,075.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,774.0	$7,372.0

Net Case Reserves	$1,312.0	$1,554.0
Net IBNR Reserves	1,908.0	1,902.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,220.0	$3,456.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; a further increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; liability against CNA’s policyholders in environmental matters; broadened scope of clean-up resulting in increased liability to CNA’s policyholders; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for APMT and due to the significant uncertainties described related to APMT claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, and insurer financial strength and debt ratings and our results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its APMT claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

CNA has regularly performed ground up reviews of all open APMT claims to evaluate the adequacy of its APMT reserves. In performing CNA’s comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for CNA’s representation, and CNA’s actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies CNA issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	June 30, 2006		December 31, 2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,799.0	$603.0	$2,992.0	$680.0
Ceded reserves	(1,294.0)	(229.0)	(1,438.0)	(257.0)
Net reserves	$1,505.0	$374.0	$1,554.0	$423.0

Asbestos

In the past several years, CNA experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In subsequent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been mounted. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Recent studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts, including the federal district court responsible for pre-trial proceedings in all federal asbestos bodily injury actions, have ordered that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” have challenged those orders. Therefore, the ultimate impact of the orders on future asbestos claims remains uncertain.

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

As a result of bankruptcies and insolvencies, CNA had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. New asbestos bodily injury claims moderated in 2004 and 2005.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100 thousand of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80% of CNA’s total active asbestos accounts are classified as small accounts at June 30, 2006.

CNA also evaluates its asbestos liabilities arising from CNA’s assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2006 and December 31, 2005.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
June 30, 2006	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	15	$18.0	$165.0	11.0%
Wellington	3	1.0	14.0	0.9
Coverage in place	39	(18.0)	93.0	6.2
Fibreboard	1		54.0	3.6
Total with settlement agreements	58	1.0	326.0	21.7

Other policyholders with active accounts
Large asbestos accounts	205	37.0	262.0	17.4
Small asbestos accounts	1,076	9.0	96.0	6.4
Total other policyholders	1,281	46.0	358.0	23.8

Assumed reinsurance and pools		3.0	144.0	9.6
Unassigned IBNR			677.0	44.9
Total	1,339	$50.0	$1,505.0	100.0%

December 31, 2005

Policyholders with settlement agreements
Structured settlements	13	$30.0	$167.0	10.7%
Wellington	4	2.0	15.0	1.0
Coverage in place	34	13.0	58.0	3.7
Fibreboard	1		54.0	3.5
Total with settlement agreements	52	45.0	294.0	18.9

Other policyholders with active accounts
Large asbestos accounts	199	68.0	273.0	17.6
Small asbestos accounts	1,073	23.0	135.0	8.7
Total other policyholders	1,272	91.0	408.0	26.3

Assumed reinsurance and pools		6.0	143.0	9.2
Unassigned IBNR			709.0	45.6
Total	1,324	$142.0	$1,554.0	100.0%

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

As a result of the uncertainties and complexities involved, reserves for asbestos claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. In establishing asbestos reserves, CNA evaluates the exposure presented by each insured. As part of this evaluation, CNA considers the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below any of CNA’s excess liability policies; and applicable coverage defenses, including asbestos exclusions. Estimation of asbestos-related claim and claim adjustment expense reserves involves a high degree of judgment on CNA’s part and consideration of many complex factors, including: inconsistency of court decisions, jury attitudes and future court decisions; specific policy provisions; allocation of liability among insurers and insureds; missing policies and proof of coverage; the proliferation of bankruptcy proceedings and attendant uncertainties; novel theories asserted by policyholders and their counsel; the targeting of a broader range of businesses and entities as defendants; the uncertainty as to which other insureds may be targeted in the future and the uncertainties inherent in predicting the number of future claims; volatility in claim numbers and settlement demands; increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; medical inflation trends; the mix of asbestos-related diseases presented and the ability to recover reinsurance.

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

CNA has made resolution of large environmental pollution exposures a management priority. CNA has resolved a number of its large environmental accounts by negotiating settlement agreements. In CNA’s settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100 thousand cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less cumulative paid losses.

CNA also evaluates its environmental pollution exposures arising from CNA’s assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2006 and December 31, 2005.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
June 30, 2006	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	10	$10.0	$11.0	3.7%
Coverage in place	18	3.0	22.0	7.3
Total with Settlement Agreements	28	13.0	33.0	11.0

Other Policyholders with Active Accounts
Large pollution accounts	113	12.0	55.0	18.4
Small pollution accounts	366	11.0	44.0	14.8
Total Other Policyholders	479	23.0	99.0	33.2

Assumed Reinsurance & Pools		1.0	33.0	11.0
Unassigned IBNR			134.0	44.8
Total	507	$37.0	$299.0	100.0%

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2005	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	6	$10.0	$17.0	5.1%
Coverage in place	16	10.0	23.0	6.8
Total with Settlement Agreements	22	20.0	40.0	11.9

Other Policyholders with Active Accounts
Large pollution accounts	120	18.0	63.0	18.8
Small pollution accounts	362	15.0	50.0	14.9
Total Other Policyholders	482	33.0	113.0	33.7

Assumed Reinsurance & Pools		3.0	33.0	9.8
Unassigned IBNR			150.0	44.6
Total	504	$56.0	$336.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three and six months ended June 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Manufactured products	$977.3	$928.3	$1,832.1	$1,723.4
Net investment income	19.4	11.3	44.2	24.5
Investment (losses) gains		(0.1)	(0.6)	(2.0)
Other	0.1	6.1	0.1	6.1
Total	996.8	945.6	1,875.8	1,752.0
Expenses:
Cost of sales	552.6	574.4	1,064.3	1,061.1
Other operating	108.9	97.1	201.7	187.0
Total	661.5	671.5	1,266.0	1,248.1
	335.3	274.1	609.8	503.9
Income tax expense	131.1	111.5	237.2	200.9
Net income	$204.2	$162.6	$372.6	$303.0

Revenues increased by $51.2 million and $123.8 million, or 5.4% and 7.1%, and net income increased by $41.6 million and $69.6 million, or 25.6% and 23.0%, in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

The increase in revenues in the three months ended June 30, 2006, as compared to the corresponding period of 2005, is primarily due to higher net sales of $49.0 million and higher investment income of $8.2 million, partially offset by a decrease in other income of $6.0 million. Net sales revenue increased $64.3 million due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales) partially offset by $15.3 million due to decreased unit sales volume, assuming prices were unchanged from the prior year. Net investment income increased due primarily to higher invested balances and higher interest rates. Other revenues in 2005 included interest of $6.1 million relating to a refund of income taxes paid in prior years.

Net income increased in the three months ended June 30, 2006, as compared to the corresponding period of 2005, due primarily to the lower promotion expenses discussed above and lower pretax charges of $10.4 million due to a federal assessment relating to the repeal of the federal supply management program for tobacco growers, partially offset by restructuring costs and higher State Settlement Agreement costs and higher other operating expenses as described below. Lorillard recorded pretax charges of $236.5 million and $235.6 million ($144.0 million and $139.8 million after taxes) for the three months ended June 30, 2006 and 2005, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $0.9 million pretax increase in tobacco settlement costs in the three months ended June 30, 2006 is due to the impact of the inflation adjustment ($13.9 million) partially offset by lower gross unit sales ($6.5 million) and other adjustments ($6.5 million) under the State Settlement Agreements. In April of 2006, Lorillard commenced a restructuring of its sales and market research organization and offered an early retirement program to eligible employees. For the three months ended June 30, 2006, Lorillard recorded restructuring costs of $15.5 million in other operating expenses primarily for early retirement and curtailment charges on pension and other postretirement benefit plans.

The increase in revenues in the six months ended June 30, 2006, as compared to the corresponding period of 2005, is primarily due to higher net sales of $108.7 million and higher investment income of $21.1 million, partially offset by a decrease in other income of $6.0 million. Net sales revenue increased $36.5 million due to increased unit sales volume, assuming prices were unchanged from the prior year, and $72.2 million due to higher effective unit prices reflecting lower sales promotion expenses. Other revenues in 2005 included interest of $6.1 million relating to a refund of income taxes paid in prior years.

Net income increased in the six months ended June 30, 2006, as compared to the corresponding period of 2005, due primarily to the higher revenues discussed above and a $14.1 million reduction in promotional expenses included in cost of sales, partially offset by higher State Settlement Agreement costs and higher other operating expenses. Lorillard recorded pretax charges of $453.5 million and $434.3 million ($277.1 million and $261.2 million after taxes) for the six months ended June 30, 2006 and 2005, respectively, to record its obligations under the State Settlement Agreements. The $19.2 million pretax increase in tobacco settlement costs in the six months ended June 30, 2006, as compared to the comparable period of 2005, is due to the impact of the inflation adjustment ($22.9 million) and charges for higher gross unit sales ($0.3 million), partially offset by other adjustments ($4.0 million) under the State Settlement Agreements. The increase in other operating expenses reflects restructuring costs of $15.5 million as discussed above.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 3.3% and 1.7% in the three and six months ended June 30, 2006, as compared with the corresponding periods of 2005. Industry sales for premium brands were 72.3% of the total market in both the three and six months ended June 30, 2006, as compared to 71.5% and 71.4% for the corresponding periods of 2005.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 2.7% in the three months ended June 30, 2006 and increased 0.1% in the six months ended June 30, 2006 as compared to the corresponding periods of 2005. Domestic wholesale volume decreased 2.7% in the three months ended June 30, 2006 and remained even in the six months ended June 30, 2006, as compared to the corresponding periods of 2005. Total Newport unit sales volume decreased 2.9% in the three months ended June 30, 2006 and increased 0.2% in the six months ended June 30, 2006. Domestic Newport volume decreased 2.8% in the three months ended June 30, 2006 and increased 0.1% in the six months ended June 30, 2006, as compared with the corresponding periods of 2005. These results continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.2% for the first six months of 2006. Although deep discount brands have shown a decrease of 0.7% for the first six months of 2006 versus the first six months of 2005, these brands continue to be a significant competitive factor in the domestic U.S. market.

Menthol cigarettes as a percent of the total industry increased to 27.4% and 27.7% for the three and six months ended June 30, 2006 as compared to 27.1% for both the corresponding periods of 2005. Newport, the industry’s largest menthol brand, had a 32.7% and 32.8% share of the menthol segment for the three and six months ended June 30, 2006, as compared to 33.1% and 32.9% for the corresponding periods of 2005.

Newport, a premium brand, accounted for approximately 91.6% and 91.8% of Lorillard’s unit sales volume for the three and six months ended June 30, 2006 as compared to 91.8% and 91.7% for the corresponding periods of 2005.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $18.8 million, $22.6 million, $36.3 million and $39.1 million for the three and six months ended June 30, 2006 and 2005, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

Selected Market Share Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(Units in billions)

Total domestic Lorillard unit volume (1)	9.142	9.395	17.610	17.609
Total domestic industry unit volume (1)	96.727	99.976	184.716	187.918

Lorillard’s share of the domestic market (1)	9.5%	9.4%	9.5%	9.4%
Lorillard’s premium segment as a percentage of its
total domestic volume (1)	94.8%	95.3%	94.9%	95.4%
Lorillard’s share of the premium segment (1)	12.4%	12.5%	12.5%	12.5%

Newport share of the domestic market (1)	8.6%	8.6%	8.7%	8.6%
Newport share of the premium segment (1)	11.9%	12.0%	12.1%	12.0%
Total menthol segment market share for the industry (2)	27.4%	27.1%	27.7%	27.1%
Total discount segment market share for the industry (1)	27.7%	28.5%	27.7%	28.6%
Newport’s share of the menthol segment (2)	32.7%	33.1%	32.8%	32.9%
Newport as a percentage of Lorillard’s (3):
Total volume	91.6%	91.8%	91.8%	91.7%
Net sales	93.0%	93.0%	93.2%	92.9%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for reimbursement of health care costs allegedly incurred as a result of smoking, as well as other alleged damages. Please read Item 3 - Legal Proceedings of our 2005 Annual Report on Form 10-K and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 77.5% in the first six months of 2006. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 18.7%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

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

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased 0.7% to 12.2% in the first six months of 2006 versus the first six months of 2005, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette segment. As a result of on-going high levels of competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. While the environment remains highly price competitive, during 2005 and continuing in the first six months of 2006, Lorillard reduced promotional and sales incentives which had the effect of increasing unit prices.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first six months of 2006, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.00 per pack. In the first six months of 2006, excise tax increases ranging from $0.20 to $1.00 per pack were implemented in two municipalities. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is an 85% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$131.8	$118.5	$306.3	$269.3
Net investment income	0.7	0.9	1.2	1.4
Total	132.5	119.4	307.5	270.7
Expenses:
Operating	85.3	81.5	175.3	155.4
Interest	15.2	15.1	30.8	29.7
Total	100.5	96.6	206.1	185.1
	32.0	22.8	101.4	85.6
Income tax expense	10.9	9.1	34.5	34.0
Minority interest	4.6		14.7
Net income	$16.5	$13.7	$52.2	$51.6

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

Total revenues increased by $13.1 million to $132.5 million for the three months ended June 30, 2006, compared to $119.4 million for the three months ended June 30, 2005. Operating revenues increased due to higher transportation fees of $6.8 million related to higher reservation rates on demand for capacity and additional capacity reserved by shippers due to higher production in the East Texas region. In addition, storage and parking and lending services increased revenues by $4.7 million primarily due to favorable natural gas price spreads and volatility in forward gas prices.

Net income increased by $2.8 million to $16.5 million for the three months ended June 30, 2006, compared to $13.7 million for the three months ended June 30, 2005. The increase was primarily due to the higher revenues discussed above, partially offset by minority interest expense of $4.6 million and a $3.8 million increase in operating expenses. Minority interest expense reflects the impact of the initial public offering of a 14.5% limited partnership interest in Boardwalk Pipeline in November of 2005. Operating expenses in the second quarter of 2006, as compared to the corresponding period of 2005, include a $2.0 million increase related to postretirement benefits other than pensions and pension expense recognition as a result of the Texas Gas rate case settlement with the FERC and a $1.1 million increase in gas transportation costs on third-party pipelines due to increased capacity utilization. There was also a $2.3 million increase in various overhead costs primarily from growth in operations. These increases were partially offset by a $2.9 million benefit related to an adjustment to a hurricane damage accrual and a $1.6 million decrease in company used gas due to lower natural gas prices.

Total revenues increased by $36.8 million to $307.5 million for the six months ended June 30, 2006, compared to $270.7 million for the six months ended June 30, 2005. Operating revenues increased due to higher transportation fees of $15.7 million related to higher reservation rates on demand for capacity and additional capacity reserved by shippers due to higher production in the East Texas region. In addition, storage and parking and lending services improved revenues by $16.4 million primarily due to favorable natural gas price spreads and volatility in forward gas prices. Fuel retained increased by $5.2 million due to an increase in realized gas prices, including revenues locked in at favorable rates through hedging activities.

Net income increased by $0.6 million to $52.2 million for the six months ended June 30, 2006, as compared to $51.6 million for the six months ended June 30, 2005, primarily due to the increased revenues discussed above, offset by a $19.9 million increase in operating expenses and $14.7 million of minority interest expense. Operating expenses in the first half of 2006, as compared to the corresponding period of 2005, include a $7.5 million increase in operations and maintenance expense primarily due to increased costs of outside services and materials from high demand for services, cost of transportation on third-party pipelines due to new contracts and an increase in company-used gas due to increased gas prices. Operating expenses also reflect a $7.0 million increase related to postretirement benefits other than pensions and pension expense recognition as a result of the Texas Gas rate case settlement and a $5.0 million increase in various overhead costs primarily from growth in operations. These increases were partially offset by the release of a $3.5 million accrual related to hurricane damage. Interest expense for the six months ended June 30, 2006 increased by $1.1 million, primarily due to borrowings under a credit facility that were repaid during the first quarter of 2006.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 54% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$510.9	$292.1	$961.2	$551.0
Net investment income	8.4	6.1	16.8	11.9
Investment gains (losses)			(0.2)	(1.3)
Total	519.3	298.2	977.8	561.6
Expenses:
Operating	273.0	228.3	519.6	440.4
Interest	5.7	15.7	12.5	25.3
Total	278.7	244.0	532.1	465.7
	240.6	54.2	445.7	95.9
Income tax expense	72.7	15.6	139.2	29.8
Minority interest	80.4	18.8	146.7	32.5
Net income	$87.5	$19.8	$159.8	$33.6

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

Diamond Offshore’s contract drilling backlog at July 3, 2006, was $5.4 billion, consisting of $5.2 billion related to executed contracts and $0.2 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. Approximately $1.0 billion of the contracted backlog is expected to be realized in 2006. Contract drilling backlog is calculated assuming full utilization of drilling equipment for the contract period; however, utilization rates, which generally approach 95-98% can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.

Revenues increased by $221.1 million and $416.2 million, or 74.1% and 74.1%, and net income increased by $67.7 million and $126.2 million in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $177.8 million and $327.7 million or 84.7% and 82.1% in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005. The increase primarily reflects increased dayrates of $148.2 million and $293.7 million and improved utilization of $22.4 million and $51.3 million.

Revenues from jack-up rigs increased $47.5 million and $82.5 million, or 75.2% and 66.6%, in the three and six months ended June 30, 2006 due primarily to increased dayrates of $45.5 million and $91.1 million, partially offset by decreased utilization of $2.2 million and $12.2 million, respectively and a $2.5 million reduction in the amortization of deferred mobilization revenue for the six months ended June 30, 2006.

Investment income increased by $2.3 million and $4.9 million, for the three and six months ended June 30, 2006 primarily due to the combined effect of higher interest rates earned on higher average cash balances in 2006, as compared to the prior year.

Net income increased in the three and six months ended June 30, 2006 due primarily to the increased revenues noted above, and reduced interest expense, partially offset by increased contract drilling expenses driven by higher labor and benefit costs as a result of wage increases and other compensation enhancement programs implemented subsequent to the second quarter of 2005. In addition, Diamond Offshore incurred higher repair and maintenance costs for most of its rigs primarily due to the high, sustained utilization of its fleet.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$101.7	$93.3	$194.9	$180.5
Net investment income	0.2	0.5	0.4	5.4
Total	101.9	93.8	195.3	185.9
Expenses:
Operating	79.4	72.6	156.0	141.5
Interest	2.9	2.9	5.8	4.8
Total	82.3	75.5	161.8	146.3
	19.6	18.3	33.5	39.6
Income tax expense	7.6	2.5	13.0	10.6
Net income	$12.0	$15.8	$20.5	$29.0

Revenues increased by $8.1 million and $9.4 million, or 8.6% and 5.1%, and net income decreased by $3.8 million and $8.5 million in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

Revenues increased in the three months ended June 30, 2006, as compared to the corresponding period of 2005, due to an increase in revenue per available room to $179.42 compared to $162.01 in the prior year. Revenue per available room for the three months ended June 30, 2006 increased due to improvements in average room rates of $22.25 or 11.2%, partially offset by decreased occupancy rates of 0.3%.

Revenues increased in the six months ended June 30, 2006, as compared to the corresponding period of 2005, due to an increase in revenue per available room to $172.74 compared to $153.31 in the prior year. Revenue per available room for the six months ended June 30, 2006 increased due to improvements in average room rates of $20.58, or 10.3% and a 1.6% increase in occupancy rates. This increase was partially offset by decreased investment income of $5.0 million and lower equity income of $1.9 million due primarily to higher land rent at the Orlando property. Investment income in 2005 included $4.5 million from the early repayment of a note in connection with the sale of a hotel property.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the three and six months ended June 30, 2006 decreased primarily due to lower net investment income and lower equity income as discussed above.

Corporate and Other

Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, equity earnings from Majestic Shipping Corporation (“Majestic”), corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Manufactured products	$43.4	$40.4	$87.0	$79.5
Net investment income	60.4	(51.8)	160.2	(28.0)
Investment gains (losses)	4.4	6.7	(1.6)	3.8
Other	5.7	9.0	6.4	9.9
Total	113.9	4.3	252.0	65.2
Expenses:
Cost of sales	22.1	19.7	43.7	38.7
Operating	31.0	30.5	61.8	56.7
Interest	19.1	21.5	38.2	88.6
Total	72.2	71.7	143.7	184.0
	41.7	(67.4)	108.3	(118.8)
Income tax expense (benefit)	14.3	(22.8)	37.4	(40.3)
Net income (loss)	$27.4	$(44.6)	$70.9	$(78.5)

Revenues increased by $109.6 million and $186.8 million and net income increased by $72.0 million and $149.4 million in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

Revenues increased in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005, due primarily to higher net investment income of $112.2 million and $188.2 million, partially offset by decreased investment gains (losses) results of $2.3 million and $5.4 million respectively. The increase in investment income is primarily due to improved investment performance of the Company’s trading portfolio. Net investment income includes income (loss) from the trading portfolio of $23.3 million, $(65.3) million, $93.9 million, and $(58.2) million, ($(15.1) million, $(42.4) million, $61.0 million and $(37.8) million after taxes) for the three and six months ended June 30, 2006 and 2005, respectively. The loss in the three and six months ended June 30, 2005 is due primarily to a loss on interest rate swaps of $52.6 million ($34.2 million after taxes). In addition, interest income in 2006 increased due to higher yields on higher short-term investment balances.

Net income increased in the three and six months ended June 30, 2006 due primarily to the increased revenues discussed above and a decrease in interest expense due to costs ($23.1 million after taxes) associated with the early retirement in 2005 of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2006, net cash provided by operating activities was $923.0 million as compared with $953.0 million provided for the same period in 2005. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA and increased investment income receipts. The policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by increased loss payments, primarily related to 2005 catastrophe losses paid in 2006.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2006, net cash used by investing activities was $503.0 million as compared with $401.0 million used for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the six months ended June 30, 2006, net cash used by financing activities was $413.0 million as compared with $566.0 million used for the same period in 2005. Cash flows used by financing activities in the first half of 2006 were related principally to the return of investment contract balances. Cash flows used by financing activities in the first half of 2005 were related principally to the repayment of debt.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

CNA has an effective shelf registration statement under which it may issue an aggregate of $1,500.0 million of debt or equity securities.

CNA Series H Preferred Stock

In December 2002, CNA sold $750.0 million of a new issue of preferred stock, the Series H Issue, to us. The Series H Issue accrues cumulative dividends at an initial rate of 8.0% per year, compounded annually. As of June 30, 2006, there were $235.0 million of undeclared but accumulated dividends.

The terms of the Series H Issue provide that it may be retired for cash upon the mutual agreement of CNA and us at a price of $750.0 million, plus all undeclared but accumulated dividends through the date of retirement. As of June 30, 2006, the price to retire was approximately $985.0 million.

CNA has plans to retire the Series H Issue for an amount equal to the retirement price. The retirement of the Series H Issue would be financed through the issuance by CNA of additional debt and common stock in approximately equal proportions. We have indicated a willingness to purchase a substantial portion of the common stock component, with the remaining shares of common stock being sold in a public offering.

CNA’s Board of Directors has authorized its management to proceed with the foregoing plan. However, no binding commitments have been made by CNA or by us for the retirement of the Series H Issue or the financing plan, and any determination to proceed would be subject to market and other considerations. Accordingly, there can be no assurance that CNA will consummate the retirement or as to the amount, timing or feasibility of any financing plan CNA may pursue to implement such a transaction. Unless and until the Series H Issue is retired, it will continue to accrue cumulative dividends as described above.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it became involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Further information on CNA’s commitments, contingencies and guarantees is provided in Notes 2, 7, 13 and 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its 14 affiliated insurance companies (“CIC Group”) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities CNA maintains and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, CNA has agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners. Pursuant to its participation in this working group, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the Securities and Exchange Commission (“SEC”), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. CNA continues to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of July 26, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty (a)	Life (b)	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt

A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

(a)	A.M. Best, Fitch and Moody’s outlooks for the Property & Casualty companies’ financial strength and holding company debt ratings are stable. S&P’s outlook is negative.
(b)	A.M. Best, Fitch and Moody’s have a stable outlook while S&P has a negative outlook on the CAC rating.

On May 25, 2006, A.M. Best concluded their annual review and affirmed CNA’s current debt and financial strength ratings. The rating outlook was revised to stable from negative.

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

In addition, CNA believes that a lowering of our debt ratings by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. One of the major rating agencies which rates us currently maintains a negative outlook, but none currently has us on negative Credit Watch.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $264.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. In February of 2006, the Department approved extraordinary dividends in the amount of $344.0 million to be used to fund CNA’s 2006 debt service and principal repayment requirements.

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

Lorillard’s cash payment under the State Settlement Agreements in the six months ended June 30, 2006 was $697.4 million, including Lorillard’s deposit of $108.0 million in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Lorillard believes that most of the states that are parties to the MSA will dispute the availability of the reduction and that this dispute will ultimately be resolved by judicial and arbitration proceedings which have only recently been commenced. Lorillard’s $108.0 million reduction is based upon the OPMs collective loss of market share in 2003. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in March and April of 2006, Lorillard anticipates the additional amount payable in 2006 will be approximately $175.0 million to $200.0 million, primarily based on 2006 estimated industry volume.

See Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,653.8 million and $1,750.1 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, 88.0% of Lorillard’s cash and investments were invested in money market accounts.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of $257.0 million for the six months ended June 30, 2006, compared to a net cash inflow of $317.8 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At June 30, 2006 and December 31, 2005, cash and investments amounted to $57.8 million and $65.8 million, respectively. Cash flow from operating activities for the six months ended June 30, 2006 amounted to $136.6 million, compared to $124.4 million in the first half of 2005. In the six months ended June 30, 2006 and 2005, Boardwalk Pipeline’s capital expenditures were $51.0 million and $33.0 million, respectively.

In June of 2006, Boardwalk Pipeline and certain of its subsidiaries entered into a $400.0 million unsecured revolving credit facility which amended and restated the previous $200.0 million facility entered into at the time of its initial public offering. As of June 30, 2006, there were no amounts outstanding under that facility and the full amount of such facility was available to fund the operations, capital expenditures and distributions of Boardwalk Pipeline and its subsidiaries.

In February and March of 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.5 Bcf per day pipeline expansion project in East Texas/Mississippi. Boardwalk Pipeline expects the total cost for the 1.5 Bcf expansion to be approximately $800.0 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. Gulf South has been granted the authority to initiate the pre-filing process for this project. Gulf South expects to file its certificate application with FERC to proceed with this project on or about September 1, 2006.

For the year ending December 31, 2006, Boardwalk Pipeline expects to make capital expenditures of approximately $300.0 million, of which it expects $55.0 million to be for maintenance capital and $245.0 million to be for expansion capital, including approximately $193.0 million to fund its East Texas/Mississippi pipeline expansion project. The amount of expansion capital Boardwalk Pipeline expends in 2006 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline expects to fund its 2006 maintenance capital expenditures from operating cash flows and its 2006 expansion capital expenditures with borrowings under the revolving credit facility and other borrowings which it expects to be available. Thereafter, Boardwalk Pipeline expects to fund the balance of the cost of the East Texas/Mississippi pipeline expansion project with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities.

During the six months ended June 30, 2006, Boardwalk Pipeline paid cash distributions of $0.5388 per unit. On July 31, 2006, Boardwalk Pipeline declared a quarterly distribution of $0.38 per unit, a $0.02 increase per unit from the prior quarter.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $645.9 million at June 30, 2006 compared to $844.9 million at December 31, 2005. Cash provided by operating activities was $246.6 million in the first six months of 2006, compared to $95.6 million in the comparable period of 2005. The increase in cash flow from operations is the result of higher average dayrates and, to a lesser extent, higher utilization earned by Diamond Offshore’s offshore drilling units as a result of an increase in overall demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction in 2006 will be approximately $319.2 million. As of June 30, 2006, Diamond Offshore had spent approximately $151.2 for the upgrade costs for two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures in 2006 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $222.0 million. As of June 30, 2006, Diamond Offshore had spent approximately $77.5 million for capital additions.

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

Under current conditions in the insurance marketplace, insurance coverage for offshore drilling rigs, if available, is offered at substantially higher insurance premium rates than in the past and is subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry in recent years and damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums have increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, Diamond Offshore determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, beginning in May of 2006 Diamond Offshore elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For Diamond Offshore’s other physical damage coverage, its deductible will be $150.0 million per occurrence. As a result of Diamond Offshore’s reduced coverage, Diamond Offshore’s premiums for this coverage have been reduced from the amounts it paid in 2005 and are lower than the renewal rates quoted by its insurance carriers. Diamond Offshore also renewed its liability policies in May of 2006, with an increase in premiums and deductibles. Diamond Offshore’s new deductibles under these policies have generally increased to $5.0 million per occurrence, but Diamond Offshore’s deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. In addition, Diamond Offshore has elected to self-insure a portion of its excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. To the extent that Diamond Offshore incurs liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, Diamond Offshore is self-insured for up to a maximum retention of $17.5 million per occurrence. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, or to the property of others for which Diamond Offshore may be liable, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the first quarter of 2006, Diamond Offshore paid a special cash dividend of $1.50 per share. In addition, Diamond Offshore paid regular quarterly cash dividends aggregating $0.25 per share during the six months ended June 30, 2006.

Loews Hotels

Cash and investments increased to $22.1 million at June 30, 2006 from $19.1 million at December 31, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

Corporate and Other

Corporate cash and investments, net of receivables and payables, at June 30, 2006 totaled $3.9 billion, as compared to $2.9 billion at December 31, 2005. The increase in net cash and investments is primarily due to the receipt of $561.4 in dividends from subsidiaries and net proceeds of $751.5 million from the issuance of 15,000,000 shares of Carolina Group stock in May of 2006, partially offset by $140.7 million of dividends paid to our shareholders and $244.5 million related to repurchases of our common stock.

As of June 30, 2006, there were 550,701,207 shares of Loews common stock outstanding and 93,291,246 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During the six months ended June 30, 2006, we purchased 7,224,000 shares of Loews common stock at an aggregate cost of $244.5 million.

We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited dollar amount of our debt and equity securities.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale.

Contractual Cash Payment Obligations

Our consolidated contractual cash payment obligations are as follows:

		Payments Due by Period

		Less than			More than
June 30, 2006	Total	1 year	1-3 years	4-5 years	5 years
(In millions)

Debt (a)	$8,087.5	$749.3	$1,404.5	$460.9	$5,472.8
Operating leases	386.0	41.1	121.6	87.7	135.6
Claim and claim expense reserves (b)	32,044.0	3,996.0	10,931.0	5,642.0	11,475.0
Future policy benefits reserves (c)	10,092.0	109.0	354.0	343.0	9,286.0
Policyholder funds reserves (c)	1,108.0	329.0	455.0	176.0	148.0
Guaranteed payment contracts (d)	24.0	11.0	13.0
Purchase obligations (e)	1,032.8	568.8	463.9	0.1
Total	$52,774.3	$5,804.2	$13,743.0	$6,709.7	$26,517.4

(a)	Includes estimated future interest payments, but does not include original issue discount.
(b)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on CNA’s assessment of facts and circumstances known as of June 30, 2006. See the Results of Operations section of this MD&A for further information. Claim and claim adjustment expense reserves of $18.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of June 30, 2006. Future policy benefit reserves of $933.0 million and policyholder fund reserves of $49.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunication and software services.
(e)
Consists primarily of obligations aggregating approximately $580.0 million relating to Diamond Offshores’ major upgrade of its Ocean Endeavor and Ocean Monarch rigs and construction of two new jack-up rigs, the Ocean Septer and Ocean Shield. Also included in this amount is approximately $309.1 million primarily relating to Boardwalk Pipeline’s East Texas/Mississippi expansion project.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$479.8	$410.0	$895.0	$773.8
Short-term investments	57.9	28.5	123.0	60.7
Limited partnerships	53.3	37.6	126.8	116.9
Equity securities	8.2	7.5	14.3	12.0
Income (loss) from trading portfolio (a)	(9.8)	14.1	32.5	(16.2)
Interest on funds withheld and other deposits	(29.8)	(50.5)	(54.6)	(89.4)
Other	5.0	6.4	8.1	12.8
Total investment income	564.6	453.6	1,145.1	870.6
Investment expenses	(12.9)	(14.3)	(22.9)	(25.3)
Net investment income	$551.7	$439.3	$1,122.2	$845.3

(a)
The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(6.0) million, $1.0 million, $(4.0) million and $(7.0) million for the three and six months ended June 30, 2006 and 2005.

Net investment income increased by $112.4 million for the three months ended June 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short-term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base and the decrease in interest expense. These increases were partially offset by a decrease in investment income from the trading portfolio. The decreased income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Consolidated Condensed Statements of Income. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.

Net investment income increased by $276.9 million for the six months ended June 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short-term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base and the decrease in interest expense. Also impacting net investment income was increased income from the trading portfolio of approximately $48.7 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Consolidated Condensed Statements of Income.

The bond segment of the investment portfolio yielded 5.6% and 4.8% for the six months ended June 30, 2006 and 2005.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Realized investment gains (losses) :
Fixed maturity securities:
U.S. Government bonds	$(0.4)	$13.6	$3.4	$(12.4)
Corporate and other taxable bonds	(76.6)	(24.3)	(96.3)	(45.7)
Tax-exempt bonds	(14.1)	27.5	11.3	34.4
Asset-backed bonds	(4.3)	4.6	(13.7)	11.4
Redeemable preferred stock	(0.7)	(0.2)	(0.9)	10.2
Total fixed maturity securities	(96.1)	21.2	(96.2)	(2.1)
Equity securities	2.9	24.5	5.9	38.8
Derivative securities	(1.4)	(23.0)	5.5	(18.7)
Short-term investments	(2.3)	0.4	(4.0)	0.2
Other invested assets, including dispositions	(1.8)	3.4	(1.8)	(11.0)
Allocated to participating policyholders’ and
minority interests	1.0	(0.6)	1.7	2.0
Total realized investment gains (losses)	(97.7)	25.9	(88.9)	9.2
Income tax (expense) benefit	34.4	(9.2)	26.1	(5.5)
Minority interest	5.4	(1.5)	5.4	(0.2)
Net realized investment gains (losses)	$(57.9)	$15.2	$(57.4)	$3.5

Net realized investment losses were $57.9 million for the three months ended June 30, 2006 as compared to net realized investment gains of $15.2 million for the three months ended June 30, 2005. The decrease in net realized results was primarily driven by sales of fixed maturity securities at a loss, largely due to increases in interest rates, and an increase in impairment losses. For the three months ended June 30, 2006, other-than-temporary impairment (“OTTI”) losses of $18.3 million were recorded primarily in the corporate and other taxable bonds sector. This is compared to OTTI losses for the three months ended June 30, 2005 of $12.8 million recorded across various sectors, including an OTTI loss of $12.8 million related to loans to a national contractor. For additional information on loans to the national contractor, see Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Net realized investment losses were $57.4 million for the six months ended June 30, 2006 as compared to net realized investment gains of $3.5 million for the six months ended June 30, 2005. The decrease in net realized results was primarily driven by sales of fixed maturity securities at a loss, largely due to increases in interest rates. For the six months ended June 30, 2006, other-than-temporary impairment (“OTTI”) losses of $24.6 million were recorded primarily in the corporate and other taxable bonds sector. This is compared to OTTI losses for the six months ended June 30, 2005 of $31.9 million recorded across various sectors, including an OTTI loss of $20.1 million related to loans to a national contractor.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. CNA views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that may enter into a decision to move between asset classes. Based on CNA’s consideration of these factors, in the course of normal investment activity CNA may, in pursuit of the total return objective, be willing to sell securities that, in CNA’s analysis, are overvalued on a risk adjusted basis relative to other opportunities that are available at the time in the market; in turn CNA may purchase other securities that, according to CNA’s analysis, are undervalued in relation to other securities in the market. In making these value decisions, securities may be bought and sold that shift the investment portfolio between asset classes. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time reduce such exposures based on CNA’s views of a specific issuer or industry sector. These activities will produce realized gains or losses.

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $35.0 million as of June 30, 2006. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2006, CNA provided $3.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$25.0	$89.0	$102.0	$265.0
Gross realized losses	(121.0)	(68.0)	(198.0)	(267.0)
Net realized gains (losses) on fixed maturity securities	(96.0)	21.0	(96.0)	(2.0)
Equity securities:
Gross realized gains	4.0	34.0	8.0	54.0
Gross realized losses	(1.0)	(9.0)	(2.0)	(15.0)
Net realized gains on equity securities	3.0	25.0	6.0	39.0
Net realized gains (losses) on fixed maturity
and equity securities	$(93.0)	$46.0	$(90.0)	$37.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the six months ended June 30, 2006. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to inflationary outlook and asset class	$2,289.0	$8.0	0-6
reallocation.

State of New York revenue bonds. Position was sold to reduce
municipal holdings.	289.0	6.0	0-12

Company provides property and casualty, managed care, life and various other insurance products in the United States. Position was
sold to reduce exposure in the insurance sector.	56.0	5.0	0-6
Total	$2,634.0	$19.0

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+
means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	June 30, 2006		December 31, 2005
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$1,708.0	4.2%	$1,469.0	3.7%
Asset-backed securities	14,778.0	36.6	12,859.0	32.4
States, municipalities and political subdivisions-
tax-exempt	5,291.0	13.1	9,209.0	23.2
Corporate securities	6,533.0	16.2	6,165.0	15.5
Other debt securities	3,276.0	8.1	3,044.0	7.7
Redeemable preferred stock	306.0	0.8	216.0	0.5
Options embedded in convertible debt securities	1.0		1.0
Total fixed maturity securities available-for-sale	31,893.0	79.0	32,963.0	83.0
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	3.0		4.0
Asset-backed securities	51.0	0.1	87.0	0.2
Corporate securities	126.0	0.3	154.0	0.4
Other debt securities	16.0		26.0	0.1
Redeemable preferred stock
Total fixed maturity securities trading	196.0	0.4	271.0	0.7
Equity securities available-for-sale:
Common stock	358.0	0.9	289.0	0.7
Preferred stock	505.0	1.3	343.0	0.9
Total equity securities available-for-sale	863.0	2.2	632.0	1.6
Equity securities trading	61.0	0.2	49.0	0.1
Short-term investments available-for-sale	5,429.0	13.5	3,870.0	9.8
Short-term investments trading	192.0	0.5	368.0	0.9
Limited partnerships	1,671.0	4.1	1,509.0	3.8
Other investments	27.0	0.1	33.0	0.1
Total general account investments	$40,332.0	100.0%	$39,695.0	100.0%

CNA’s general account investment portfolio consists primarily of asset-backed securities, short-term investments, municipal bonds and corporate bonds.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on CNA’s OTTI process and OTTI losses recorded for the three and six months ended June 30, 2006 and 2005 is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Investments in the general account had a total net unrealized loss of $25.0 million at June 30, 2006 compared with a net unrealized gain of $787.0 million at December 31, 2005. The unrealized position at June 30, 2006 was comprised of a net unrealized loss of $202.0 million for fixed maturities, a net unrealized gain of $178.0 million for equity securities and a $1.0 million unrealized loss for short-term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities, and a net unrealized loss of $1.0 million for short-term securities. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at June 30, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by contractual maturities.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	2.0%	1.0%
Due after one year through five years	8.0	5.0
Due after five years through ten years	9.0	9.0
Due after ten years	23.0	25.0
Asset-backed securities	58.0	60.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of June 30, 2006 that were in a gross unrealized loss position had a fair value of $1,305.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2006 and December 31, 2005.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
June 30, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,023.0	$24.0				$24.0
7-12 months	217.0	12.0	$2.0			14.0
13-24 months	54.0	4.0	1.0			5.0
Greater than 24 months	11.0		1.0			1.0
Total non-investment grade	$1,305.0	$40.0	$4.0	$-	$-	$44.0

December 31, 2005

Fixed maturity securities:
Non- investment grade:
0-6 months	$632.0	$20.0	$8.0	$1.0		$29.0
7-12 months	118.0	4.0	6.0			10.0
13-24 months	122.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$874.0	$27.0	$14.0	$1.0	$-	$42.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through a recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of June 30, 2006 that were in an unrealized loss position had a fair value of $297.0 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through a recovery in the fair value of the security.

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

The general account portfolio consists primarily of high quality bonds, 91.0% and 92.1% of which were rated as investment grade (rated BBB or higher) at June 30, 2006 and December 31, 2005. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	June 30, 2006		December 31, 2005
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,870.0	5.8%	$1,628.0	4.9%
Other AAA rated	17,340.0	54.6	18,233.0	55.2
AA and A rated	5,166.0	16.3	6,046.0	18.3
BBB rated	4,544.0	14.3	4,499.0	13.7
Non investment-grade	2,863.0	9.0	2,612.0	7.9
Total	$31,783.0	100.0%	$33,018.0	100.0%

At June 30, 2006 and December 31, 2005, approximately 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB by bond rating agencies, as well as other unrated securities that, in CNA’s opinion, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of non-traded securities at June 30, 2006 was $126.0 million which represents 0.3% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $101.0 million at June 30, 2006. Of the non-traded securities, 81.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at June 30, 2006 were $14,829.0 million of asset-backed securities, at fair value, consisting of approximately 64.0% in collateralized mortgage obligations (“CMOs”), 18.0% in corporate asset-backed obligations, 16.0% in corporate mortgage-backed pass-through certificates, and 2.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	June 30,	December 31,
	2006	2005
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,295.0	$1,906.0
U.S. Treasury securities	1,740.0	251.0
Money market funds	439.0	294.0
Other, including collateral held related to securities lending	1,955.0	1,419.0
Total short-term investments available-for-sale	5,429.0	3,870.0

Short-term investments trading:
Commercial paper	63.0	94.0
U.S. Treasury securities	2.0	64.0
Money market funds	127.0	200.0
Other		10.0
Total short-term investments trading	192.0	368.0

Total short-term investments	$5,621.0	$4,238.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $1,341.0 million and $767.0 million at June 30, 2006 and December 31, 2005.

ACCOUNTING STANDARDS

In July of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (”FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our operations and financial condition.

In March of 2006, the FASB issued FASB Staff Position (“FSP”) 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. We are currently evaluating the impact that adopting FSP 85-4-1 will have on our operations and financial condition.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our operations and financial condition.

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

•	the risks and uncertainties associated with CNA’s loss reserves as outlined in the Critical Accounting Estimates section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a large diversified financial services company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2006 and December 31, 2005, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2006 and December 31, 2005 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $518.6 million and $528.5 million at June 30, 2006 and December 31, 2005, respectively. A 100 basis point decrease would result in an increase in market value of $289.4 million and $328.4 million at June 30, 2006 and December 31, 2005, respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at June 30, 2006 and December 31, 2005, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2006 and December 31, 2005, with all other variables held constant.

Commodity Price Risk - We have exposure to commodity price risk as a result of our investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at June 30, 2006 and December 31, 2005.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of June 30, 2006, the amount of gas loaned out was approximately 16.0 TBtu and, assuming an average market price during June

2006 of $6.20 per MMBtu, the market value of gas loaned out at June 30, 2006 would have been approximately $99.2 million. As of December 31, 2005, the amount of gas loaned out was approximately 15.0 TBtu and, assuming an average market price during December 2005 of $12.34 per MMBtu, the market value of gas was approximately $185.1 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
(In millions)

Equity markets (1):
Equity securities (a)	$521.0	$441.8	$(130.0)	$(110.0)
Options - purchased	31.2	33.5	8.0	(1.0)
- written	(5.0)	(9.1)	(1.0)	2.0
Warrants	0.2	0.1
Short sales	(66.5)	(67.3)	17.0	17.0
Limited partnership investments	346.4	371.7	(25.0)	(25.0)

Interest rate (2):
Treasury - short		(78.6)		(7.0)
Futures - short			(86.0)	(10.0)
Futures - long			44.0
Interest rate swaps - short		(0.1)		(2.0)
Short sales - foreign		(19.9)		(2.0)
Fixed maturities - long	323.8	415.7	2.0	3.0
Short-term investments	191.8	367.7
Other derivatives		0.1	(2.0)	(3.0)

Gold (3):
Options - purchased		0.5	(4.0)	10.0
- written		(0.7)		(14.0)

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

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(167.0) and $(255.0) at June 30, 2006 and December 31, 2005, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$863.2	$631.8	$(216.0)	$(158.0)
Separate accounts	38.3	43.5	(10.0)	(11.0)
Limited partnership investments	1,598.6	1,397.3	(125.0)	(112.0)

Interest rate (2):
Fixed maturities (a)(b)	31,895.3	32,965.5	(1,853.0)	(1,897.0)
Short-term investments (a)	10,808.2	8,738.9	(12.0)	(4.0)
Other invested assets	23.2	27.8
Other derivative securities	4.3	3.6		66.0
Separate accounts (a):
Fixed maturities	444.6	466.1	(21.0)	(23.0)
Short-term investments	16.2	36.2
Debt	(5,311.0)	(5,530.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(308.0) and $(245.0) at June 30, 2006 and December 31, 2005, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(76.0) and $(54.0) at June 30, 2006 and December 31, 2005, respectively.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. CNA continues to engage in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, described in our Annual Report on Form 10-K for the period ended December 31, 2005. The control deficiencies will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were not effective as of June 30, 2006.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

1.  Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

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

CLASS ACTION CASES:

In the case of Engle v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), the Florida Supreme Court issued a ruling during July of 2006 that, among other things, affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated. See Notes to Consolidated Condensed Financial Statements, Note 13, Legal Proceedings, Tobacco-Related, The Engle Case.

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

Item 1A. Risk Factors.

The following updates and supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to Us and Our Subsidiary, Lorillard, Inc.

The Florida Supreme Court’s approval of an order vacating a $16.3 billion judgment against Lorillard in the Engle litigation is not final.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against Lorillard and the other major tobacco companies, which bears interest at the rate of 10.0% per year. During July of 2006, the Florida Supreme Court affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated. The Florida Supreme Court also determined that the case could not proceed further as a class action and decertified the class. As of the date of this Report, the Florida Supreme Court’s ruling is not final as the parties could seek reconsideration of this decision. Even if the Florida Supreme Court’s ruling becomes final in its present form, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court.

In the event that the circuit court’s $16.3 billion punitive damages judgment against Lorillard is reinstated and ultimately upheld, the amount of that judgment would significantly exceed the assets of Lorillard. Even if the circuit court’s $16.3 billion punitive damages judgment were reduced, the reduced amount of the final judgment might ultimately exceed the assets of Lorillard and result in a liquidation or bankruptcy of Lorillard. For additional information on the Engle case, please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this report.

The Florida Supreme Court’s ruling in Engle could encourage additional litigation against cigarette manufacturers, including Lorillard.

The July 2006 ruling by the Florida Supreme Court in Engle permits members of the decertified class whose claims arose prior to the class certification cut-off date (November 21, 1996) to file individual claims, including claims for punitive damages, within one year from when this decision becomes final. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on some of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial on a number of issues including, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. The Supreme Court further held that these first phase jury findings will be binding on the Engle defendants, including Lorillard, in any such future case in Florida. Should the Florida Supreme Court’s decision become final in its present form, it is possible that a significant number of additional individual lawsuits will be filed in the state of Florida against cigarette manufacturers, including Lorillard. It is not possible to estimate the number or ultimate outcome of lawsuits that could be filed as a result of this decision. In the aggregate, these claims may have a material adverse effect on our financial condition, results of operations, and cash flows.

The United States Surgeon General has issued a report regarding the risks of cigarette smoking to non-smokers that could result in additional litigation against cigarette manufacturers, additional restrictions placed on the use of cigarettes, and additional regulations placed on the manufacture or sale of cigarettes.

In a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke: A Report of the Surgeon General, 2006,” the United States Surgeon General summarized conclusions from previous Surgeon General’s reports concerning the health effects of exposure to second-hand smoke by non-smokers. According to this report, scientific evidence now supports six major conclusions:

•	Second hand smoke causes premature death and disease in children and in adults who do not smoke.

•	Children exposed to secondhand smoke are at an increased risk for sudden infant death syndrome (SIDS), acute respiratory infections and ear problems.

•	Exposure of adults to secondhand smoke has immediate adverse effects on the cardiovascular system and causes heart disease and lung cancer.

•	The scientific evidence indicates that there is no risk-free level of exposure to secondhand smoke.

•	Many millions of Americans, both children and adults, are exposed to secondhand smoke in their homes and workplaces.

•
Eliminating smoking in indoor spaces fully protects non-smokers from exposure to secondhand smoke. Separating smokers from non-smokers, cleaning the air, and ventilating buildings cannot eliminate exposures of non-smokers to secondhand smoke.

This report could form the basis of additional litigation against cigarette manufacturers, including Lorillard. The report could be used to support existing litigation against Lorillard or other cigarette manufacturers. It also is possible that the Surgeon General’s report could result in additional restrictions placed on cigarette smoking or in additional regulations placed on the manufacture or sale of cigarettes. It is possible that such additional restrictions or regulations could result in a decrease in cigarette sales in the United States, including sales of Lorillard brands. These developments may have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore’s industry is highly competitive and cyclical, with intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates (such as we are currently experiencing), followed by periods of lower demand, excess rig supply and lower dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

Although oil and natural gas prices are currently significantly above historical averages, resulting in higher utilization and dayrates earned by our drilling units, generally beginning in the third quarter of 2004, Diamond Offshore can provide no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue. Diamond Offshore may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.

Significant new rig construction could also intensify price competition. Diamond Offshore believes that there are currently 60 jack-up rigs and 32 floaters (semisubmersible rigs and drillships) on order for delivery between 2006 and 2009. Upon delivery of these rigs, the offshore drilling industry’s worldwide jack-up and floater fleets will increase by approximately 15% and 16%, respectively. Improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs. These increases in rig supply could result in depressed rig utilization and greater price competition. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.

Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Diamond Offshore’s business involves numerous operating hazards and is not fully insured against all of them.

Diamond Offshore’s operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies or other parties.

Pollution and environmental risks generally are not fully insurable, and Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs. Diamond Offshore’s insurance policies and contractual rights to indemnity may not adequately cover its losses, or may have exclusions of coverage for some losses. Diamond Offshore does not have insurance coverage or rights to indemnity for all risks, including, among other things, war risk, liability risk for certain amounts of excess coverage and certain physical damage risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations or cash flows. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains or that those parties with contractual obligations to indemnify Diamond Offshore will necessarily be financially able to indemnify it against all these risks. In addition, no assurance can be made that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that it will be able to obtain insurance against some risks.

Diamond Offshore significantly increased its insurance deductibles and has elected to self-insure for a portion of its liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available to Diamond Offshore has been significantly limited and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for a portion of its liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. Although Diamond Offshore continues to carry physical damage insurance for certain other losses, Diamond Offshore significantly increased its deductibles to offset or mitigate premium increases. Diamond Offshore’s deductible for physical damage insurance is currently $150.0 million per occurrence. Diamond Offshore continues to carry liability insurance with coverages similar to prior years, except that Diamond Offshore elected to self-insure for a portion of its excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. Diamond Offshore’s deductible for liability coverage generally has increased to $5.0 million per occurrence, but its deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. To the extent that Diamond Offshore incurs certain liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, Diamond Offshore is self-insured for up to a maximum retention of $17.5 million per occurrence. These changes result in a higher risk of losses that are not covered by third party insurance contracts. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment or to the property of others for which it may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

June 1, 2006 -
June 30, 2006	5,548,800	$34.02	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders

Set forth below is information relating to the 2006 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 11:00 A.M., May 8, 2006. Represented at the meeting, in person or by proxy, were shares representing 180,932,470 votes, approximately 93.4% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 95% of the votes cast for directors were voted for the election of the following directors. The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld

Ann E. Berman	178,485,382	2,447,088
Joseph L. Bower	177,346,950	3,585,520
Charles M. Diker	175,925,289	5,007,181
Paul J. Fribourg	174,812,816	6,119,654
Walter L. Harris	174,933,801	5,998,669
Philip A. Laskawy	175,913,301	5,019,169
Gloria R. Scott	173,624,626	7,307,844
Andrew H. Tisch	176,132,333	4,800,137
James S. Tisch	175,853,030	5,079,440
Jonathan M. Tisch	176,132,376	4,800,094

Ratification of the appointment of independent auditors

Approved - 176,837,052 votes, approximately 97.7% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company. 3,406,937 votes, approximately 1.9% of the votes cast, voted against, and shares representing 688,481 votes, approximately 0.4% of the votes cast, abstained.

Shareholder proposal relating to cumulative voting

Rejected - 115,683,312 votes, approximately 63.9% of the votes cast, voted against this shareholder proposal. 42,304,818 votes, approximately 23.4% of the votes cast, were cast for, and shares representing 3,425,715 votes, approximately 12.7% of the votes cast, abstained. In addition, there were shares representing 19,519,166 votes as to which brokers indicated that they did not have authority to vote (“broker non-votes”).

Shareholder proposal relating to laws restricting tobacco use

Rejected - 149,231,685 votes, approximately 82.5% of the votes cast, voted against this shareholder proposal. 3,311,334 votes, approximately 1.8% of the votes cast, were cast for, and shares representing 8,870,287 votes, approximately 15.7% of the votes cast, abstained. In addition, there were 19,519,164 broker non-votes.

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

LOEWS CORPORATION
(Registrant)

Dated: August 1, 2006	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)