Form 10-Q
period 2006-09-30
LOEWS CORP
filed 2006-11-08
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at October 20, 2006
Common stock, $0.01 par value	550,542,767 shares
Carolina Group stock, $0.01 par value	108,309,871 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Condensed Balance Sheets
September 30, 2006 and December 31, 2005	3

Consolidated Condensed Statements of Income
Three and nine months ended September 30, 2006 and 2005 Restated	4

Consolidated Condensed Statements of Shareholders’ Equity
September 30, 2006 and 2005	6

Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2006 and 2005 Restated	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3. Quantitative and Qualitative Disclosures about Market Risk	118

Item 4. Controls and Procedures	122

Part II. Other Information	122

Item 1. Legal Proceedings	122

Item 1A. Risk Factors	123

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	127

Item 4. Submission of Matters to a Vote of Security Holders	127

Item 6. Exhibits	128

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $32,025.3 and $32,759.0	$32,722.9	$33,381.2
Equity securities, cost of $945.6 and $903.5	1,170.5	1,107.2
Limited partnership investments	2,014.3	1,769.0
Other investments	30.0	32.0
Short-term investments	15,546.8	9,106.6
Total investments	51,484.5	45,396.0
Cash	155.7	153.1
Receivables	14,278.0	15,313.7
Property, plant and equipment	5,279.9	4,951.6
Deferred income taxes	628.1	905.3
Goodwill and other intangible assets	298.9	297.4
Other assets	1,908.3	1,909.6
Deferred acquisition costs of insurance subsidiaries	1,220.4	1,197.4
Separate account business	524.7	551.5
Total assets	$75,778.5	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$30,140.8	$30,938.0
Future policy benefits	6,552.4	6,297.2
Unearned premiums	3,870.6	3,705.7
Policyholders’ funds	1,049.2	1,495.3
Total insurance reserves	41,613.0	42,436.2
Payable for securities purchased	1,200.8	401.7
Collateral on loaned securities	2,385.4	767.4
Short-term debt	554.5	598.2
Long-term debt	5,372.2	4,608.6
Reinsurance balances payable	885.8	1,636.2
Other liabilities	4,625.3	4,524.8
Separate account business	524.7	551.5
Total liabilities	57,161.7	55,524.6
Minority interest	2,534.3	2,058.9
Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized - 1,800,000,000 shares
Issued - 556,333,626 and 557,540,667 shares	5.6	5.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 108,649,871 and 78,531,678 shares	1.1	0.8
Additional paid-in capital	4,064.5	2,417.9
Earnings retained in the business	11,836.4	10,364.4
Accumulated other comprehensive income	381.7	311.1
	16,289.3	13,099.8
Less treasury stock, at cost (5,827,300 shares of Loews common stock as of
September 30, 2006 and 340,000 shares of Carolina Group stock as of
September 30, 2006 and December 31, 2005)	206.8	7.7
Total Shareholders’ equity	16,082.5	13,092.1
Total liabilities and shareholders’ equity	$75,778.5	$70,675.6

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except per share data)		(Restated		(Restated
		See Note 18)		See Note 18)
Revenues:
Insurance premiums	$1,943.4	$1,873.5	$5,704.0	$5,684.3
Net investment income	694.5	608.0	2,039.5	1,468.5
Investment gains (losses)	28.5	60.0	(62.8)	69.7
Gain on issuance of subsidiary stock	9.0		9.0
Manufactured products (including excise taxes of $185.8, $176.2, $526.4 and $511.4)	1,035.5	968.3	2,954.6	2,771.2
Other	796.3	628.1	2,384.7	1,916.1
Total	4,507.2	4,137.9	13,029.0	11,909.8

Expenses:
Insurance claims and policyholders’ benefits	1,521.9	1,871.4	4,446.1	4,886.4
Amortization of deferred acquisition costs	390.4	415.5	1,132.4	1,167.6
Cost of manufactured products sold	598.0	562.6	1,706.0	1,662.4
Other operating expenses	802.8	763.3	2,410.6	2,262.1
Restructuring and other related charges			(12.9)
Interest	78.7	73.9	224.0	289.5
Total	3,391.8	3,686.7	9,906.2	10,268.0
	1,115.4	451.2	3,122.8	1,641.8
Income tax expense	363.6	104.6	1,035.0	446.6
Minority interest	122.4	46.6	341.3	121.7
Total	486.0	151.2	1,376.3	568.3
Income from continuing operations	629.4	300.0	1,746.5	1,073.5
Discontinued operations, net	5.7	2.2	(1.7)	10.6
Net income	$635.1	$302.2	$1,744.8	$1,084.1

Net income attributable to:
Loews common stock:
Income from continuing operations	$511.5	$232.5	$1,467.2	$903.8
Discontinued operations, net	5.7	2.2	(1.7)	10.6
Loews common stock	517.2	234.7	1,465.5	914.4
Carolina Group stock	117.9	67.5	279.3	169.7
Total	$635.1	$302.2	$1,744.8	$1,084.1

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except per share data)		(Restated		(Restated
		See Note 18)		See Note 18)

Basic and diluted net income per Loews common share
Income from continuing operations	$0.93	$0.42	$2.64	$1.62
Discontinued operations, net	0.01			0.02
Net income	$0.94	$0.42	$2.64	$1.64

Basic and diluted net income per Carolina Group share	$1.17	$0.99	$3.16	$2.49

Basic weighted average number of shares outstanding:
Loews common stock	550.59	557.16	554.45	556.99
Carolina Group stock	100.48	68.13	88.33	68.06

Diluted weighted average number of shares outstanding:
Loews common stock	551.44	558.10	555.26	557.79
Carolina Group stock	100.59	68.23	88.43	68.14

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income (Loss)	Loews Common Stock	Carolina Group Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income	Common Stock Held in Treasury
(In millions, except per share data)

Balance, December 31, 2004 as
previously reported		$185.6	$0.7	$1,801.2	$9,392.7	$597.4	$(7.7)
Par value adjustment, Loews common
stock		(551.2)		551.2
Three-for-one stock split		371.2		(371.2)
Balance, December 31, 2004 as
adjusted		5.6	0.7	1,981.2	9,392.7	597.4	(7.7)
Comprehensive income:
Net Income	$1,084.1				1,084.1
Other comprehensive income	(251.0)					(251.0)
Comprehensive income	$833.1
Dividends paid:
Loews common stock, $0.15
per share					(83.6)
Carolina Group stock, $1.365
per share					(92.9)
Issuance of Loews common stock				9.1
Issuance of Carolina Group stock				6.0
Balance, September 30, 2005		$5.6	$0.7	$1,966.3	$10,300.3	$346.4	$(7.7)

	Comprehensive Income (Loss)	Loews Common Stock	Carolina Group Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income	Common Stock Held in Treasury
(In millions, except per share data)

Balance, December 31, 2005 as
previously reported		$185.8	$0.8	$2,237.7	$10,364.4	$311.1	$(7.7)
Par value adjustment, Loews common
stock		(550.7)		550.7
Three-for-one stock split		370.5		(370.5)
Balance, December 31, 2005 as
adjusted		5.6	0.8	2,417.9	10,364.4	311.1	(7.7)
Comprehensive income:
Net Income	$1,744.8				1,744.8
Other comprehensive income	70.6					70.6
Comprehensive income	$1,815.4
Dividends paid:
Loews common stock, $0.175
per share					(97.1)
Carolina Group stock, $1.365
per share					(127.3)
Retirement of treasury stock				(7.3)	(48.4)		55.7
Issuance of Loews common stock				13.8
Issuance of Carolina Group stock			0.3	1,630.6
Stock compensation expense				7.8
Other				1.7
Purchase of Loews treasury stock							(254.8)
Balance, September 30, 2006		$5.6	$1.1	$4,064.5	$11,836.4	$381.7	$(206.8)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2006	2005
(In millions)		(Restated
		See Note 18)

Operating Activities:

Net income	$1,744.8	$1,084.1
Adjustments to reconcile net income to net cash
provided (used) by operating activities-net	596.5	259.6
Changes in operating assets and liabilities-net:
Reinsurance receivables	1,533.9	1,238.4
Other receivables	(60.4)	173.9
Federal income tax	69.1	(93.7)
Prepaid reinsurance premiums	(27.7)	214.0
Deferred acquisition costs	(23.0)	34.0
Insurance reserves and claims	(314.7)	58.3
Reinsurance balances payable	(750.4)	(332.2)
Other liabilities	9.8	(251.7)
Trading securities	(1,054.4)	(154.7)
Other, net	(40.2)	28.4
Net cash flow operating activities - continuing operations	1,683.3	2,258.4
Net cash flow operating activities - discontinued operations	0.3	(33.2)
Net cash flow operating activities - total	1,683.6	2,225.2

Investing Activities:

Purchases of fixed maturities	(47,185.3)	(60,176.6)
Proceeds from sales of fixed maturities	42,022.3	51,507.1
Proceeds from maturities of fixed maturities	6,794.0	8,742.7
Purchases of equity securities	(277.2)	(361.0)
Proceeds from sales of equity securities	153.2	276.8
Purchases of property and equipment	(615.9)	(317.1)
Proceeds from sales of property and equipment	11.7	15.3
Change in collateral on loaned securities	1,618.0	1,088.2
Proceeds from casualty loss of Ocean Warwick		44.1
Change in short-term investments	(5,527.8)	(1,170.2)
Change in other investments	(190.3)	231.3
Net cash flow investing activities - continuing operations	(3,197.3)	(119.4)
Net cash flow investing activities - discontinued operations	23.7	5.1
Net cash flow investing activities - total	(3,173.6)	(114.3)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2006	2005
(In millions)		(Restated
		See Note 18)

Financing Activities:

Dividends paid	$(224.4)	$(176.5)
Dividends paid to minority interests	(124.3)	(14.6)
Purchases of treasury shares	(254.8)
Issuance of common stock	1,639.1	12.7
Proceeds from subsidiary stock offering	234.5
Principal payments on debt	(89.4)	(3,203.0)
Issuance of debt	818.1	1,418.0
Receipts of policyholder account balances on investment contracts	1.8	3.5
Withdrawals of policyholder account balances on investment contracts	(510.3)	(167.1)
Excess tax benefits from share-based payment arrangements	4.9
Other	6.1	4.5
Net cash flow financing activities - continuing operations	1,501.3	(2,122.5)

Net change in cash	11.3	(11.6)
Net cash transactions from:
Continuing operations to discontinued operations	15.3	(33.4)
Discontinued operations to continuing operations	(15.3)	33.4
Cash, beginning of period	182.0	234.0
Cash, end of period	193.3	222.4

Cash, end of period:
Continuing operations	155.7	203.0
Discontinued operations	37.6	19.4
Total	$193.3	$222.4

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 85% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 54% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2005 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

On May 8, 2006, the Company effected a three-for-one stock split of Loews common stock to shareholders of record on April 24, 2006. On August 3, 2006, the Company’s shareholders approved amendments to its certificate of incorporation increasing the number of shares of Loews common stock authorized for issuance from 600 million to 1.8 billion shares and reducing the par value per share of Loews common stock from $1.00 to $0.01 per share. All share and per share information has been retroactively adjusted to reflect these events.

Accounting changes -  In November of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaces guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased net income by approximately $2.0 million for the nine months ended September 30, 2006, related to the amortization of discount or reduced premium resulting from prior impairments. The Company has included the required additional disclosures in these financial statements.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Adoption of SFAS No. 123R decreased net income attributable to Loews common stock by $1.8 million and $4.8 million for the three and nine months ended September 30, 2006, or $0.01 per Loews common share for the nine months ended September 30, 2006. There was no impact per Loews common share for the three months ended September 30, 2006. Net income attributable to Carolina Group stock decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. There was no impact per Carolina Group share. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Prior to the adoption of SFAS No. 123R, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specified certain valuation techniques that produced estimated compensation charges for purposes of valuing stock option grants. These amounts were not included in the Company’s Consolidated Condensed Statements of Income, in accordance with APB No. 25. The pro forma effect of applying SFAS No. 123 included the Company’s share of expense related to its subsidiaries’ plans as well. The pro forma net income attributable to Loews common stock was reduced by $3.9 million, or $0.01 per share of Loews common stock for the nine months ended September 30, 2005. Loews pro forma net income was reduced $1.3 million or by less than $0.01 per share for the three months ended September 30, 2005. The pro forma net income attributable to Carolina Group stock was reduced by $0.1 million or less than $0.01 per share of Carolina Group stock for the nine months ended September 30, 2005. The pro forma net income attributable to Carolina Group stock was not impacted for the three months ended September 30, 2005.

Comprehensive Income - Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders. For the three and nine months ended September 30, 2006 and 2005, comprehensive income (loss) totaled $1,148.7 million, $(26.6) million, $1,815.4 million and $833.1 million, respectively. Comprehensive income includes net income, unrealized appreciation (depreciation) of investments, foreign currency translation gains or losses and pension liability adjustments.

2.  Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Net investment income consisted of:

Fixed maturity securities	$478.0	$397.0	$1,387.8	$1,194.4
Short-term investments	93.2	53.8	276.9	129.7
Limited partnerships	52.3	78.7	189.5	202.1
Equity securities	3.9	7.8	23.2	21.4
Income from trading portfolio	54.2	103.8	180.6	34.8
Interest expense on funds withheld and other deposits	(10.8)	(49.2)	(65.4)	(138.6)
Other	33.8	8.6	82.9	63.6
Total investment income	704.6	600.5	2,075.5	1,507.4
Investment expenses	(10.1)	7.5	(36.0)	(38.9)
Net investment income	$694.5	$608.0	$2,039.5	$1,468.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Investment gains (losses) are as follows:

Fixed maturities	$39.9	$14.3	$(63.4)	$14.4
Equity securities, including short positions	(2.4)	7.8	9.0	48.0
Derivative instruments	(13.0)	53.1	(7.5)	34.4
Short-term investments	(1.4)	1.1	(6.2)	(2.0)
Other, including guaranteed separate account business	5.4	(16.3)	5.3	(25.1)
Investment gains (losses)	28.5	60.0	(62.8)	69.7
Gain on issuance of subsidiary stock	9.0		9.0
	37.5		(53.8)
Income tax (expense) benefit	(4.4)	(22.4)	22.5	(28.0)
Minority interest	(2.3)	(3.6)	3.3	(3.5)
Investment gains (losses) - net	$30.8	$34.0	$(28.0)	$38.2

For the three months ended September 30, 2006, other-than-temporary impairment (“OTTI”) losses of $46.0 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the three months ended September 30, 2005 of $17.0 million recorded across various sectors. The decrease in net realized investment results was primarily driven by an increase in interest related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value.

For the nine months ended September 30, 2006, OTTI losses of $87.0 million were recorded primarily in the corporate and other taxable bonds sector. This compared to OTTI losses for the nine months ended September 30, 2005 of $71.0 million recorded across various sectors, including an OTTI loss of $47.0 million related to loans to a large national contractor. See Note 14 for additional information on loans to the large national contractor.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
September 30, 2006	Amortized Cost	Unrealized Gains	Less Than 12 Months	Greater Than 12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$2,293.9	$132.6	$1.2	$1.4	$2,423.9
Asset-backed securities	14,170.7	35.9	19.4	155.3	14,031.9
States, municipalities and political
subdivisions-tax exempt	4,230.4	212.1	0.3	5.4	4,436.8
Corporate	6,449.7	309.1	10.0	14.9	6,733.9
Other debt	3,287.7	198.2	7.6	2.7	3,475.6
Redeemable preferred stocks	827.9	24.5	1.6		850.8
Options embedded in convertible
debt securities	0.9				0.9
Fixed maturities available-for-sale	31,261.2	912.4	40.1	179.7	31,953.8
Fixed maturities, trading	764.1	7.1	0.9	1.2	769.1
Total fixed maturities	32,025.3	919.5	41.0	180.9	32,722.9
Equity securities:
Equity securities available-
for-sale	339.0	180.7		0.3	519.4
Equity securities, trading	606.6	68.3	12.1	11.7	651.1
Total equity securities	945.6	249.0	12.1	12.0	1,170.5
Short-term investments:
Short-term investments available-for-
sale	14,795.7				14,795.7
Short-term investments, trading	750.6	0.5			751.1
Total short-term investments	15,546.3	0.5	-	-	15,546.8
Total	$48,517.2	$1,169.0	$53.1	$192.9	$49,440.2

December 31, 2005
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$1,357.2	$119.1	$3.4	$1.2	$1,471.7
Asset-backed securities	12,985.8	43.6	136.7	33.1	12,859.6
States, municipalities and political
subdivisions-tax exempt	9,054.3	192.5	31.2	6.9	9,208.7
Corporate	5,905.7	322.2	51.9	11.0	6,165.0
Other debt	2,830.3	233.9	17.9	2.3	3,044.0
Redeemable preferred stocks	213.3	3.5	0.4	0.7	215.7
Options embedded in convertible debt
securities	0.8				0.8
Fixed maturities available-for-sale	32,347.4	914.8	241.5	55.2	32,965.5
Fixed maturities, trading	411.6	6.7	1.5	1.1	415.7
Total fixed maturities	32,759.0	921.5	243.0	56.3	33,381.2
Equity Securities:
Equity securities available-for-sale	461.7	172.6	2.0		632.3
Equity securities, trading	441.8	58.1	15.2	9.8	474.9
Total equity securities	903.5	230.7	17.2	9.8	1,107.2
Short-term investments available-for-sale	9,106.6	-	-	-	9,106.6
Total	$42,769.1	$1,152.2	$260.2	$66.1	$43,595.0

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at September 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	September 30, 2006		December 31, 2005
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$1,577.9	$8.0	$9,976.0	$141.7
7-12 months	3,476.6	25.7	2,739.0	61.0
13-24 months	5,774.0	146.9	1,400.0	45.0
Greater than 24 months	725.6	29.8	219.0	7.0
Total investment grade	11,554.1	210.4	14,334.0	254.7

Non-investment grade:
0-6 months	621.5	5.4	632.0	29.0
7-12 months	29.9	0.9	118.0	10.0
13-24 months	70.5	3.1	122.0	3.0
Greater than 24 months	2.3		2.0
Total non-investment grade	724.2	9.4	874.0	42.0

Total fixed maturity securities	12,278.3	219.8	15,208.0	296.7

Equity securities:
0-6 months	2.8		49.0	2.0
7-12 months	0.7	0.1	1.0
13-24 months	0.1
Greater than 24 months	3.2	0.2	3.0
Total equity securities	6.8	0.3	53.0	2.0
Total fixed maturity and equity securities	$12,285.1	$220.1	$15,261.0	$298.7

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

The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its book value in light of all of the factors considered. For securities considered to be

OTTI, the security is adjusted to fair value and the resulting losses are recognized in Investment gains (losses) on the Consolidated Condensed Statements of Income.

At September 30, 2006, the carrying value of available-for-sale fixed maturities was $31,953.8 million, representing 64.6% of the total investment portfolio. The net unrealized gain position associated with the fixed maturity portfolio included $219.8 million in gross unrealized losses, consisting of asset-backed securities which represented 79.5%, corporate bonds which represented 11.3%, available-for-sale municipal securities which represented 2.6%, and all other fixed maturity securities which represented 6.6%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total available-for-sale fixed maturity portfolio. The total available-for-sale fixed maturity portfolio gross unrealized losses of $219.8 million included 1,315 securities which were, in aggregate, 2.0% below amortized cost.

The gross unrealized losses on equities are less than $1.0 million, including 79 securities which, in aggregate, are below cost by 4.0%.

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The Company does not consider the unrealized loss related to any single issuer to be significant.

Asset-Backed Securities

The unrealized losses on the Company's investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed pass-through securities guaranteed by an agency of the U.S. government. There were 426 agency mortgage-backed securities and 2 agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position as of September 30, 2006. The aggregate severity of the unrealized loss on these securities was 4.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 412 securities in an unrealized loss position with over 93.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was 2.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. The Company purchased the majority of those investments at a discount relative to their face amount. Within this category, securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. There was no adverse change in estimated cash flows noted for the EITF No. 99-20 securities, which have an aggregate unrealized loss of $6.0 million and an aggregate severity of the unrealized loss of 1.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2006.

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

Of the unrealized losses in this category, 67.0% relate to securities rated as investment grade (rated BBB or higher). The total holdings in this category are diversified across 10 industry sectors and 236 securities. The aggregate severity of the unrealized loss was less than 2.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical, consumer non-cyclical and technology, which as a percentage of total gross unrealized losses were 52.0%, 16.0%, 8.0%, and 8.0% at September 30, 2006. The decline in market value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2006.

Investment Commitments

As of September 30, 2006 and December 31, 2005, the Company had committed approximately $137.0 million and $191.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2006 and December 31, 2005, the Company had commitments to purchase $102.1 million and $135.3 million, and sell $43.9 million and $26.3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $34.0 million and $21.0 million.

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

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Loews common stock	2,610	851	76,098	26,952
Carolina Group stock	-	563	17,372	190

The attribution of income to each class of common stock for the three and nine months ended September 30, 2006 and 2005, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except %)

Loews common stock:

Consolidated net income	$635.1	$302.2	$1,744.8	$1,084.1
Less income attributable to Carolina Group stock	117.9	67.5	279.3	169.7
Income attributable to Loews common stock	$517.2	$234.7	$1,465.5	$914.4

Carolina Group stock:
Income available to Carolina Group stock	$202.9	$172.0	$540.2	$432.6
Weighted average economic interest of the Carolina
Group	58.12%	39.26%	51.70%	39.23%

Income attributable to Carolina Group stock	$117.9	$67.5	$279.3	$169.7

For the three and nine months ended September 30, 2006 and 2005, net income per common share attributable to Loews common stock and Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.4 billion outstanding at September 30, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of September 30, 2006, the outstanding Carolina Group stock represents a 62.3% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.3% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

In August of 2006, May of 2006 and November of 2005, the Company sold an additional 15 million, 15 million and 10 million shares of Carolina Group stock for net proceeds of $876.8 million, $751.5 million and $415.1 million, respectively. Carolina Group stock represents a 58.12%, 39.26%, 51.70% and 39.23% weighted average economic interest in the Carolina Group for the three and nine months ended September 30, 2006 and 2005, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,833.7	$101.0	$1,934.7	$49,549.8			$51,484.5
Cash	0.4	0.3	0.7	155.0			155.7
Receivables	20.9	0.4	21.3	14,275.1	$(18.4	) (a)	14,278.0
Property, plant and
equipment	199.4		199.4	5,080.5			5,279.9
Deferred income taxes	424.4		424.4	203.7			628.1
Goodwill and other intangible
assets				298.9			298.9
Other assets	384.5		384.5	1,523.8			1,908.3
Investment in combined
attributed net assets of the
Carolina Group				1,392.0	(1,353.9	) (a)
					(38.1	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,220.4			1,220.4
Separate account business				524.7			524.7
Total assets	$2,863.3	$101.7	$2,965.0	$74,223.9	$(1,410.4)		$75,778.5

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,613.0			$41,613.0
Payable for securities
purchased				1,200.8			1,200.8
Collateral on loaned securities				2,385.4			2,385.4
Short-term debt				554.5			554.5
Long-term debt		$1,353.9	$1,353.9	5,372.2	(1,353.9	) (a)	5,372.2
Reinsurance balances payable				885.8			885.8
Other liabilities	$1,497.4	12.5	1,509.9	3,133.8	(18.4	) (a)	4,625.3
Separate account business				524.7			524.7
Total liabilities	1,497.4	1,366.4	2,863.8	55,670.2	(1,372.3)		57,161.7
Minority interest				2,534.3			2,534.3
Shareholders’ equity	1,365.9	(1,264.7)	101.2	16,019.4	(38.1	) (b)	16,082.5
Total liabilities and
shareholders’ equity	$2,863.3	$101.7	$2,965.0	$74,223.9	$(1,410.4)		$75,778.5

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.7% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,747.7	$101.0	$1,848.7	$43,547.3			$45,396.0
Cash	2.4	0.1	2.5	150.6			153.1
Receivables	25.5	0.2	25.7	15,310.0	$(22.0	) (a)	15,313.7
Property, plant and
equipment	213.9		213.9	4,737.7			4,951.6
Deferred income taxes	428.5		428.5	476.8			905.3
Goodwill and other intangible assets				297.4			297.4
Other assets	377.5		377.5	1,532.1			1,909.6
Investment in combined
attributed net assets of the
Carolina Group				1,516.6	(1,626.9	) (a)
					110.3	(b)
Deferred acquisition costs of
insurance subsidiaries				1,197.4			1,197.4
Separate account business				551.5			551.5
Total assets	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,436.2			$42,436.2
Payable for securities
purchased				401.7			401.7
Collateral on loaned securities				767.4			767.4
Short-term debt				598.2			598.2
Long-term debt		$1,626.9	$1,626.9	4,608.6	$(1,626.9	) (a)	4,608.6
Reinsurance balances payable				1,636.2			1,636.2
Other liabilities	$1,455.7	14.7	1,470.4	3,076.4	(22.0	) (a)	4,524.8
Separate account business				551.5			551.5
Total liabilities	1,455.7	1,641.6	3,097.3	54,076.2	(1,648.9)		55,524.6
Minority interest				2,058.9			2,058.9
Shareholders’ equity	1,339.8	(1,540.3)	(200.5)	13,182.3	110.3	(b)	13,092.1
Total liabilities and
shareholders’ equity	$2,795.5	$101.3	$2,896.8	$69,317.4	$(1,538.6)		$70,675.6

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.97% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,943.4			$1,943.4
Net investment income	$27.4	$2.2	$29.6	693.1	$(28.2	) (a)	694.5
Investment gains (losses)	0.1		0.1	28.4			28.5
Gain on issuance of subsidiary
stock				9.0			9.0
Manufactured products	986.0		986.0	49.5			1,035.5
Other				796.3			796.3
Total	1,013.5	2.2	1,015.7	3,519.7	(28.2)		4,507.2

Expenses:

Insurance claims and
policyholders’ benefits				1,521.9			1,521.9
Amortization of deferred
acquisition costs				390.4			390.4
Cost of manufactured products
sold	573.7		573.7	24.3			598.0
Other operating expenses	83.5	0.1	83.6	719.2			802.8
Restructuring and other related
charges
Interest	0.1	28.2	28.3	78.6	(28.2	) (a)	78.7
Total	657.3	28.3	685.6	2,734.4	(28.2)		3,391.8

	356.2	(26.1)	330.1	785.3	-		1,115.4

Income tax expense (benefit)	137.3	(10.1)	127.2	236.4			363.6
Minority interest				122.4			122.4
Total	137.3	(10.1)	127.2	358.8	-		486.0

Income (loss) from operations	218.9	(16.0)	202.9	426.5	-		629.4
Equity in earnings of the
Carolina Group				85.0	(85.0	) (b)	-

Income (loss) from continuing
operations	218.9	(16.0)	202.9	511.5	(85.0)		629.4
Discontinued operations, net				5.7			5.7
Net income (loss)	$218.9	$(16.0)	$202.9	$517.2	$(85.0)		$635.1

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,873.5			$1,873.5
Net investment income	$18.9	$1.6	$20.5	622.3	$(34.8	) (a)	608.0
Investment gains (losses)				60.0			60.0
Manufactured products	928.4		928.4	39.9			968.3
Other				628.1			628.1
Total	947.3	1.6	948.9	3,223.8	(34.8)		4,137.9

Expenses:

Insurance claims and
policyholders’ benefits				1,871.4			1,871.4
Amortization of deferred
acquisition costs				415.5			415.5
Cost of manufactured products
sold	543.9		543.9	18.7			562.6
Other operating expenses	95.3		95.3	668.0			763.3
Interest		34.8	34.8	73.9	(34.8	) (a)	73.9
Total	639.2	34.8	674.0	3,047.5	(34.8)		3,686.7

	308.1	(33.2)	274.9	176.3	-		451.2

Income tax expense (benefit)	115.2	(12.3)	102.9	1.7			104.6
Minority interest				46.6			46.6
Total	115.2	(12.3)	102.9	48.3	-		151.2

Income (loss) from operations	192.9	(20.9)	172.0	128.0	-		300.0
Equity in earnings of the
Carolina Group				104.5	(104.5	) (b)
Income (loss) from continuing
operations	192.9	(20.9)	172.0	232.5	(104.5)		300.0
Discontinued operations, net				2.2			2.2
Net income (loss)	$192.9	$(20.9)	$172.0	$234.7	$(104.5)		$302.2

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$5,704.0			$5,704.0
Net investment income	$71.6	$5.8	$77.4	2,051.6	$(89.5	) (a)	2,039.5
Investment gains (losses)	(0.5)		(0.5)	(62.3)			(62.8)
Gain on issuance of subsidiary
stock				9.0			9.0
Manufactured products	2,818.1		2,818.1	136.5			2,954.6
Other	0.1		0.1	2,384.6			2,384.7
Total	2,889.3	5.8	2,895.1	10,223.4	(89.5)		13,029.0

Expenses:

Insurance claims and
policyholders’ benefits				4,446.1			4,446.1
Amortization of deferred
acquisition costs				1,132.4			1,132.4
Cost of manufactured product
sold	1,638.0		1,638.0	68.0			1,706.0
Other operating expenses	285.2	0.2	285.4	2,125.2			2,410.6
Restructuring and other related
charges				(12.9)			(12.9)
Interest	0.1	89.5	89.6	223.9	(89.5	) (a)	224.0
Total	1,923.3	89.7	2,013.0	7,982.7	(89.5)		9,906.2

	966.0	(83.9)	882.1	2,240.7			3,122.8

Income tax expense (benefit)	374.5	(32.6)	341.9	693.1			1,035.0
Minority interest				341.3			341.3
Total	374.5	(32.6)	341.9	1,034.4			1,376.3

Income (loss) from operations	591.5	(51.3)	540.2	1,206.3			1,746.5
Equity in earnings of the
Carolina Group				260.9	(260.9	) (b)
Income (loss) from continuing
operations	591.5	(51.3)	540.2	1,467.2	(260.9)		1,746.5
Discontinued operations, net				(1.7)			(1.7)
Net income (loss)	$591.5	$(51.3)	$540.2	$1,465.5	$(260.9)		$1,744.8

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$5,684.3			$5,684.3
Net investment income	$43.4	$3.5	$46.9	1,528.6	$(107.0	) (a)	1,468.5
Investment gains (losses)	(2.0)		(2.0)	71.7			69.7
Manufactured products	2,651.8		2,651.8	119.4			2,771.2
Other	6.1		6.1	1,910.0			1,916.1
Total	2,699.3	3.5	2,702.8	9,314.0	(107.0)		11,909.8

Expenses:

Insurance claims and
policyholders’ benefits				4,886.4			4,886.4
Amortization of deferred
acquisition costs				1,167.6			1,167.6
Cost of manufactured products
sold	1,605.0		1,605.0	57.4			1,662.4
Other operating expenses	282.3	0.2	282.5	1,979.6			2,262.1
Interest		107.0	107.0	289.5	(107.0	) (a)	289.5
Total	1,887.3	107.2	1,994.5	8,380.5	(107.0)		10,268.0

	812.0	(103.7)	708.3	933.5	-		1,641.8

Income tax expense (benefit)	316.1	(40.4)	275.7	170.9			446.6
Minority interest				121.7			121.7
Total	316.1	(40.4)	275.7	292.6	-		568.3

Income (loss) from operations	495.9	(63.3)	432.6	640.9	-		1,073.5
Equity in earnings of the
Carolina Group				262.9	(262.9	) (b)
Income (loss) from continuing
operations	495.9	(63.3)	432.6	903.8	(262.9)		1,073.5
Discontinued operations, net				10.6			10.6
Net income (loss)	$495.9	$(63.3)	$432.6	$914.4	$(262.9)		$1,084.1

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$635.1	$(53.7)	$581.4	$1,212.0	$(109.8)	$1,683.6

Investing activities:

Purchases of property and
equipment	(22.3)		(22.3)	(593.6)		(615.9)
Change in short-term
investments	137.6		137.6	(5,665.4)		(5,527.8)
Other investing activities	(189.4)		(189.4)	3,432.5	(273.0)	2,970.1
	(74.1)	-	(74.1)	(2,826.5)	(273.0)	(3,173.6)

Financing activities:

Dividends paid	(564.0)	326.9	(237.1)	(97.1)	109.8	(224.4)
Reduction of intergroup
notional debt		(273.0)	(273.0)		273.0
Excess tax benefits from
share based compensation	1.0		1.0	3.9		4.9
Other financing activities				1,720.8		1,720.8
	(563.0)	53.9	(509.1)	1,627.6	382.8	1,501.3
Net change in cash	(2.0)	0.2	(1.8)	13.1	-	11.3
Net cash transactions from:
Continuing operations to
discontinued operations				15.3		15.3
Discontinued operations to
continuing operations				(15.3)		(15.3)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$0.4	$0.3	$0.7	$192.6	$-	$193.3

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$670.8	$(64.2)	$606.6	$1,762.6	$(144.0)	$2,225.2

Investing activities:

Purchases of property and
equipment	(28.6)		(28.6)	(288.5)		(317.1)
Change in short-term investments	(162.6)	(1.0)	(163.6)	(1,006.6)		(1,170.2)
Other investing activities				1,534.4	(161.4)	1,373.0
	(191.2)	(1.0)	(192.2)	239.3	(161.4)	(114.3)

Financing activities:

Dividends paid	(463.0)	226.1	(236.9)	(83.6)	144.0	(176.5)
Reduction of intergroup notional
debt		(161.4)	(161.4)		161.4
Other financing activities				(1,946.0)		(1,946.0)
	(463.0)	64.7	(398.3)	(2,029.6)	305.4	(2,122.5)
Net change in cash	16.6	(0.5)	16.1	(27.7)	-	(11.6)
Net cash transactions from:
Continuing operations to
discontinued operations				(33.4)		(33.4)
Discontinued operations to
continuing operations				33.4		33.4
Cash, beginning of period	35.5	0.5	36.0	198.0		234.0
Cash, end of period	$52.1	$-	$52.1	$170.3	$-	$222.4

5.  Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet their obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers’ compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$9,090.9	$10,605.2
Ceded future policy benefits	1,070.1	1,192.9
Ceded policyholders’ funds	53.5	56.3
Billed reinsurance receivables	688.3	582.3
Reinsurance receivables	10,902.8	12,436.7
Less allowance for uncollectible reinsurance	535.2	519.3
Reinsurance receivables-net	$10,367.6	$11,917.4

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

In 2001, CNA entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The CCC Cover was fully utilized in 2003 and interest charges accrued on the related funds held balance at 8.0% per annum. Effective July 25, 2006, CNA commuted the CCC Cover resulting in a reduction of Reinsurance Receivables of approximately $761.0 million and a corresponding reduction of $761.0 million in the funds withheld liability, which was included in Reinsurance Balances Payable on the Consolidated Condensed Balance Sheet. This commutation had no impact on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2006.

The effects of reinsurance on earned premiums are shown in the following table:

	Direct	Assumed	Ceded	Net
(In millions)

Three Months Ended September 30, 2006

Property and casualty	$2,342.0	$19.0	$577.0	$1,784.0
Accident and health	186.0	15.0	42.0	159.0
Life	18.0		18.0
Total	$2,546.0	$34.0	$637.0	$1,943.0

Three Months Ended September 30, 2005

Property and casualty	$2,548.0	$13.0	$856.0	$1,705.0
Accident and health	246.0	18.0	96.0	168.0
Life	27.0		26.0	1.0
Total	$2,821.0	$31.0	$978.0	$1,874.0

Nine Months Ended September 30, 2006

Property and casualty	$6,795.0	$47.0	$1,620.0	$5,222.0
Accident and health	550.0	44.0	114.0	480.0
Life	76.0		74.0	2.0
Total	$7,421.0	$91.0	$1,808.0	$5,704.0

Nine Months Ended September 30, 2005

Property and casualty	$7,600.0	$72.0	$2,526.0	$5,146.0
Accident and health	805.0	42.0	311.0	536.0
Life	109.0		107.0	2.0
Total	$8,514.0	$114.0	$2,944.0	$5,684.0

Included in the direct and ceded earned premiums for the three months ended September 30, 2006 and 2005 are $376.0 million and $699.0 million, and for the nine months ended September 30, 2006 and 2005 are $1,087.0 million and $2,299.0 million, related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

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

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC Cover discussed in more detail above, that are entered into and accounted for on a “funds withheld” basis. Under the funds withheld basis, CNA recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer. The funds withheld liability is recorded in Reinsurance Balances Payable on the Consolidated Condensed Balance Sheets.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists, and is included in net investment income. The amount subject to interest crediting rates on such contracts was $320.0 million and $1,050.0 million at September 30, 2006 and December 31, 2005. The decrease is due to the commutation of the CCC Cover discussed above. Certain funds withheld reinsurance contracts require interest on additional premiums arising from ceded losses as if those premiums were payable at the inception of the contract. The amount subject to interest crediting on these funds withheld contracts will vary over time based on a number of factors, including the timing of loss payments and ultimate gross losses incurred. CNA expects that it will continue to incur interest costs on these contracts for several years.

As of September 30, 2006 and December 31, 2005, there were 12 and 13 ceded reinsurance treaties inforce that CNA considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of CNA’s domestic property and casualty business. All of these contracts are accounted for on a funds withheld basis. In 2003, CNA discontinued purchases of such contracts. The following table summarizes the pretax impact of these contracts, including the commuted CCC Cover discussed in further detail above. Effective October 1, 2005, the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of CNA’s property and casualty lines of business, was commuted.

Three Months Ended September 30, 2006	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium
Ceded claim and claim adjustment expense
Ceding commissions
Interest charges		$(5.0)	$(4.0)	$(9.0)
Pretax expense	$-	$(5.0)	$(4.0)	$(9.0)

Three Months Ended September 30, 2005

Ceded earned premium	$1.0		$(9.0)	$(8.0)
Ceded claim and claim adjustment expense			15.0	15.0
Ceding commissions			3.0	3.0
Interest charges	(15.0)	$(17.0)	(16.0)	(48.0)
Pretax expense	$(14.0)	$(17.0)	$(7.0)	$(38.0)

Nine Months Ended September 30, 2006	Aggregate Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium			$(12.0)	$(12.0)
Ceded claim and claim adjustment expense			17.0	17.0
Ceding commissions
Interest charges		$(40.0)	(20.0)	(60.0)
Pretax expense	$-	$(40.0)	$(15.0)	$(55.0)

Nine Months Ended September 30, 2005

Ceded earned premium	$(17.0)		$56.0	$39.0
Ceded claim and claim adjustment expense			(52.0)	(52.0)
Ceding commissions			(27.0)	(27.0)
Interest charges	(57.0)	$(49.0)	(26.0)	(132.0)
Pretax expense	$(74.0)	$(49.0)	$(49.0)	$(172.0)

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

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements, including the corporate aggregate reinsurance treaties, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Standard Lines	$(7.0)	$(24.0)	$(31.0)	$(120.0)
Specialty Lines		(3.0)	(4.0)	(10.0)
Other Insurance	(2.0)	(11.0)	(20.0)	(42.0)
Pretax expense	$(9.0)	$(38.0)	$(55.0)	$(172.0)

6.  Receivables

	September 30,	December 31,
	2006	2005
(In millions)

Reinsurance	$10,902.8	$12,436.7
Other insurance	2,292.1	2,310.6
Security sales	1,060.6	604.9
Accrued investment income	342.0	322.2
Other	655.7	612.6
Total	15,253.2	16,287.0
Less: allowance for doubtful accounts on reinsurance receivables	535.2	519.3
allowance for other doubtful accounts and cash discounts	440.0	454.0
Receivables	$14,278.0	$15,313.7

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. The level of catastrophe losses experienced in any period cannot be predicted and can be material to the results of operations and/or equity of the Company. Catastrophe losses, net of reinsurance, were $22.0 million and $437.0 million for the three months ended September 30, 2006 and 2005, and $40.0 million and $443.0 million for the nine months ended September 30, 2006 and 2005. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Dennis, Ophelia and Rita. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed estimates.

Commercial catastrophe losses, gross of reinsurance, were $22.0 million and $797.0 million for the three months ended September 30, 2006 and 2005, and $40.0 million and $803.0 million for the nine months ended September 30, 2006 and 2005.

Claim and claim adjustment expense reserves are presented net of amounts due from insureds related to losses under high deductible policies. CNA has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts for insurance receivables.

The  following tables summarize the gross and net carried reserves as of September 30, 2006 and December 31, 2005.

September 30, 2006	Standard Lines	Specialty Lines	Life and Group Non-Core	Other Insurance	Total
(In millions)

Gross Case Reserves	$6,843.0	$1,724.0	$2,443.0	$2,766.0	$13,776.0
Gross IBNR Reserves	7,979.0	3,783.0	826.0	3,777.0	16,365.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,822.0	$5,507.0	$3,269.0	$6,543.0	$30,141.0

Net Case Reserves	$5,117.0	$1,352.0	$1,483.0	$1,390.0	$9,342.0
Net IBNR Reserves	6,484.0	2,813.0	388.0	2,023.0	11,708.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,601.0	$4,165.0	$1,871.0	$3,413.0	$21,050.0

December 31, 2005	Standard Lines	Specialty Lines	Life and Group Non-Core	Other Insurance	Total
(In millions)

Gross Case Reserves	$7,033.0	$1,907.0	$2,542.0	$3,297.0	$14,779.0
Gross IBNR Reserves	8,051.0	3,298.0	735.0	4,075.0	16,159.0
Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$15,084.0	$5,205.0	$3,277.0	$7,372.0	$30,938.0

Net Case Reserves	$5,165.0	$1,442.0	$1,456.0	$1,554.0	$9,617.0
Net IBNR Reserves	6,081.0	2,352.0	381.0	1,902.0	10,716.0
Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,246.0	$3,794.0	$1,837.0	$3,456.0	$20,333.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; an increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; an increase in costs to defend asbestos, pollution and mass tort claims; expanding liability against CNA’s policyholders in environmental and mass tort matters; broadened scope of clean-up resulting in increased liability to CNA’s policyholders; a further increase of claims and claims payments that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

CNA has annually performed ground up reviews of all open APMT claims to evaluate the adequacy of CNA’s APMT reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	September 30, 2006		December 31, 2005
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,735.0	$585.0	$2,992.0	$680.0
Ceded reserves	(1,255.0)	(220.0)	(1,438.0)	(257.0)
Net reserves	$1,480.0	$365.0	$1,554.0	$423.0

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

As of September 30, 2006 and December 31, 2005, CNA carried approximately $1,480.0 million and $1,554.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $1.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for each of the three months ended September 30, 2006 and 2005. CNA paid asbestos-related claims, net of reinsurance recoveries, of $26.0 million and $42.0 million for the three months ended September 30, 2006 and 2005. CNA recorded $2.0 million and $8.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2006 and 2005. CNA paid asbestos-related claims, net of reinsurance recoveries, of $76.0 million and $115.0 million for the nine months ended September 30, 2006 and 2005.

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

Suits have also been initiated directly against two CNA companies and numerous other insurers in four jurisdictions: Ohio, Texas, West Virginia and Montana. In the approximately 70 Ohio actions filed to date, plaintiffs initially alleged that the defendants negligently performed duties undertaken to protect workers and the public from the effects of asbestos, spoliated evidence and conspired and acted in concert to harm the plaintiffs. (E.g. Varner v. Ford Motor Co., (Ohio Ct. Common Pl., filed June 12, 2003); Peplowski v. ACE American Ins. Co., (N.D. Ohio, filed April 1, 2004) and Cross v. Garlock, Inc. (Ohio Ct. Common Pl., filed September 1, 2004)). In the most recent of these cases, plaintiffs have made only negligent undertaking claims against the insurers. (E.g., Ball v. Goodyear Tire & Rubber Co. (Ohio Ct. Common Pl., filed May 16, 2005)). The Cuyahoga County court granted insurers, including CNA, dismissals against an initial group of plaintiffs, ruling that insurers had no duty to warn plaintiffs about the dangers of asbestos and that there was no basis for spoliation, conspiracy and concert of action claims. That ruling was affirmed on appeal. Bugg v. Am. Std., Inc., No. 84829 (Ohio Ct. App. May 26, 2005). The Cuyahoga County court has continued to dismiss substantially similar types of complaints and plaintiffs have either failed to appeal the dismissals or have voluntarily dismissed their appeals. Nonetheless, plaintiffs continued to file additional similar suits, although at this point, all cases in that court have been dismissed. The only case that remains pending at this time is Peplowski, which was transferred to the federal Multi-District Litigation court in October 2004 and has been dormant since then. With respect to this litigation, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date may be barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

CCC was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against five specifically named asbestos defendants. The Adams litigation had been stayed pending a planned motion by plaintiffs to file an amended complaint that reflected two June 2004 decisions of the West Virginia Supreme Court of Appeals. In June 2005, the court presiding over Adams and three similar putative class actions against other insurers, on its own motion, directed plaintiffs to file any amended complaints by June 13, 2005, and directed the parties to agree upon a case management order that would result in trial being commenced by July 2006. Plaintiffs’ Amended Complaint greatly expands the scope of the action against the insurers, including CCC. Under the Amended Complaint, the defendant insurers, including CCC, have now been sued for alleged violations of the UTPA in connection with handling and resolving asbestos personal injury and wrongful death claims in West Virginia courts against all their insureds if those claims were resolved before June 30, 2001. CCC, along with other insurer defendants removed the Adams case to Federal court, Adams v. Ins. Co. of North America (“INA”) et al. (S.D. W. Va. No. 2:05-CV-0527). A motion by plaintiffs to remand the case to state courts was granted on March 30, 2006. Following remand to state court, CCC’s motion to dismiss the Amended Complaint was denied as to living plaintiffs, but granted as to claims brought by two estates, and CCC subsequently answered the Amended Complaint, as it had been narrowed by the plaintiffs in the interim. As narrowed, the Amended Complaint continues to seek compensatory damages for the alleged delay in resolving plaintiffs’ underlying asbestos claims and for aggravation allegedly caused by that delay and punitive damages, but no longer seeks damages for the difference between the amount plaintiffs received in their underlying asbestos settlement and what they claim they should have received, damages for increased attorneys’ fees and litigation expenses, and damages for loss by spouses of consortium. The trial court has stated that it intends for trial in the case to commence in July 2007. On September 18, 2006, CCC reached a settlement with plaintiffs conditioned upon court approval, and completion of satisfactory documentation, among other conditions. In the event the settlement is not consummated, numerous factual and legal issues would determine the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of September 30, 2006 and December 31, 2005, CNA carried approximately $365.0 million and $423.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2006. There was $3.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2005. CNA recorded $30.0 million and $15.0 million of current accident year losses related to mass tort for the nine months ended September 30, 2006 and 2005. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $88.0 million and $113.0 million for the nine months ended September 30, 2006 and 2005.

Net Prior Year Development

Favorable net prior year development of $1.0 million was recorded for the three months ended September 30, 2006, including $16.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $17.0 million of favorable premium development. Unfavorable net prior year development of $56.0 million, including $49.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2005.

Unfavorable net prior year development of $1.0 million was recorded for the nine months ended September 30, 2006, including $96.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $95.0 million of favorable premium development. Unfavorable net prior year development of $216.0 million, including $344.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $128.0 million of favorable premium development, was recorded for the nine months ended September 30, 2005.

The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance. See Note 5 for further discussion of the provision for uncollectible reinsurance.

In 2005, CNA recorded favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicate such development was required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment may have changed in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a significant corporate aggregate reinsurance treaty and in the third quarter of 2006, CNA commuted its remaining corporate aggregate reinsurance treaty. See Note 5 for further discussion of the corporate aggregate reinsurance treaties.

The following discussion includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance. Unfavorable net prior year development of $10.0 million and $31.0 million was recorded in the Life and Group Non-Core segment for the three months ended September 30, 2006 and 2005. Unfavorable net prior year development of $8.0 million and favorable net prior year development of $11.0 million was recorded in the Life and Group Non-Core segment for the nine months ended September 30, 2006 and 2005.

	Standard	Specialty	Other
Three Months Ended September 30, 2006	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim
and allocated claim adjustment expense
development:
Core (Non-APMT)	$6.0	$(4.0)	$2.0	$4.0
APMT			1.0	1.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	6.0	(4.0)	3.0	5.0
Unfavorable (favorable) premium development	(19.0)	6.0	(3.0)	(16.0)
Total unfavorable (favorable) net prior year
development (pretax)	$(13.0)	$2.0	$-	$(11.0)

Three Months Ended September 30, 2005

Pretax unfavorable (favorable) net prior year claim and
allocated claim adjustment expense development:
Core (Non-APMT)	$18.0	$(7.0)	$(1.0)	$10.0
APMT			1.0	1.0
Pretax unfavorable (favorable) net prior year
development before impact of premium development	18.0	(7.0)	-	11.0
Unfavorable premium development, excluding
impact of corporate aggregate reinsurance
treaties	8.0	6.0	1.0	15.0
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)			(1.0)
Total premium development	7.0	6.0	1.0	14.0
Total unfavorable (favorable) net prior year
development (pretax)	$25.0	$(1.0)	$1.0	$25.0

	Standard	Specialty	Other
Nine Months Ended September 30, 2006	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior year claim
and allocated claim adjustment expense:
Core (Non-APMT)	$70.0	$(1.0)	$13.0	$82.0
APMT			2.0	2.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	70.0	(1.0)	15.0	84.0
Unfavorable (favorable) premium
development	(92.0)		1.0	(91.0)
Total unfavorable (favorable) net prior year
development (pretax)	$(22.0)	$(1.0)	$16.0	$(7.0)

Nine Months Ended September 30, 2005

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

Three Month Comparison

2006 Net Prior Year Development

 Standard Lines

Favorable net prior year development of $13.0 million was recorded for the three months ended September 30, 2006, including $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $19.0 million of favorable premium development.

Approximately $21.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, in accident years 2005 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation and advances in medical care result in additional claims reaching the excess layers covered by CNA and increases the size of claims already in the excess layers.

Approximately $8.0 million of unfavorable claim and allocated claim adjustment expense reserve development related to continued increases in individual claim reserve estimates on commercial auto business, in accident years 2005 and 2004. The increase is primarily due to larger claims. These changes in individual claim estimates result in higher projections of ultimate loss from the incurred development and average loss methods used by CNA’s actuaries.

Approximately $30.0 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to monoline and package liability, primarily in accident years 2002 and prior. The change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates. The lower incurred losses were less than expected based on the loss development factors selected by CNA’s actuaries.

Approximately $14.0 million of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Businesses impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. Unfavorable claim and allocated claim adjustment expense reserve development of approximately $9.0 million was recorded as a result of this favorable premium development.

Specialty Lines

Unfavorable net prior year development of $2.0 million was recorded for the three months ended September 30, 2006, including $4.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development.

 Other Insurance

There was $3.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006.

2005 Net Prior Year Development

Standard Lines

Unfavorable net prior year development of $25.0 million was recorded for the three months ended September 30, 2005, including $18.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development.

Approximately $33.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased claim cost inflation for workers’ compensation, primarily in accident year 2001 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care. Approximately $23.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken included efforts to write more business in non-catastrophe prone areas.

Approximately $35.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.

Specialty Lines

Favorable net prior year development of $1.0 million was recorded for the three months ended September 30, 2005, including $7.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development.

Other Insurance

Unfavorable premium development of $1.0 million was recorded for the three months ended September 30, 2005. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended September 30, 2005.

Nine Month Comparison

2006 Net Prior Year Development

Standard Lines

Favorable net prior year development of $22.0 million was recorded for the nine months ended September 30, 2006, including $70.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $92.0 million of favorable premium development.

Approximately $41.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are medical inflation and advances in medical care.

Approximately $21.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, in accident years 2005 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation and advances in medical care result in additional claims reaching the excess layers covered by CNA and increases the size of claims already in the excess layers.

Approximately $16.0 million of unfavorable claim and allocated claim adjustment expense reserve development related to continued increases in individual claim reserve estimates on commercial auto business, in accident years 2005 and 2004. The increase is primarily due to a higher than expected number of large claims. These changes in individual claim estimates result in higher projections of ultimate loss from the incurred development and average loss methods used by CNA’s actuaries.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims resulting in higher case incurred losses and higher ultimate estimates.

Approximately $11.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to CNA’s share of an assessment from various Windstorm Underwriting Authority Pools.

Approximately $45.0 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and frequency of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.

Approximately $21.0 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to monoline and package liability, primarily in accident years 2002 and prior. The change was driven by decreased incurred losses resulting from favorable outcomes on individual claims. The lower incurred losses were less than expected based on the loss development factors selected by CNA’s actuaries.

Approximately $16.0 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by judicial decisions and settlement activities on individual cases. The severity changes led to lower case incurred loss and lower ultimate estimates.

Approximately $16.0 million of favorable claim and allocated claim adjustment expense reserve development was due to umbrella products. The change covers several accident years. Initial reserves are normally estimated using the loss ratio expected for this business due to the long-tail nature of this business. The long-tail nature of the business is due to the long period of time that passes between the time the business is written and the time when all claims are known and settled. The favorable change on the recent accident years is the result of giving greater weight to projections that rely on case incurred loss thereby recognizing the low level of case incurred loss. The favorable change in older years is driven by favorable outcomes on individual claims.

Approximately $12.0 million of favorable claim and allocated claim adjustment expense reserve development was due to improved experience for marine business, primarily in accident years 2005 and 2004. The case incurred loss (paid loss plus case reserve estimates for known claims) for these accident years has been less than expected. The expected case incurred loss was primarily based on the loss ratio expected for this business. The lower level of actual case incurred loss is driven by lower claim frequency and indicates a lower ultimate loss. The remainder of the favorable change in marine business is due to lowered individual case estimates from older accident years.

Approximately $66.0 million of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Businesses impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. This favorable premium development was partially offset by approximately $48.0 million of unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.

Specialty Lines

Favorable claim and allocated claim adjustment expense reserve development of $1.0 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006.

Approximately $40.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.

Approximately $40.0 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are due to underwriting changes. CNA no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on large claims from large law firm errors and omissions, and directors and officers (“D&O”) coverages. These increases result in higher ultimate loss projections from the average loss methods used by CNA’s actuaries.

Approximately $17.0 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for the most recent accident year. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the loss occurs and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.

Other Insurance

Unfavorable net prior year development of $16.0 million was recorded for the nine months ended September 30, 2006. This amount consisted of $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $1.0 million of unfavorable premium development.

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

2005 Net Prior Year Development

Standard Lines

Unfavorable net prior year development of $97.0 million was recorded for the nine months ended September 30, 2005. This amount consisted of $202.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $105.0 million of favorable premium development.

Approximately $141.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased severity trends for workers’ compensation, primarily in accident years 2002 and prior. The primary drivers of the increased claim cost inflation were increasing medical inflation and advances in medical care.

Approximately $135.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency are substantially due to underwriting actions taken by CNA that have significantly improved the results on this business. Underwriting actions taken include efforts to write more business in non-catastrophe prone areas.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Approximately $76.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims beyond the amount indicated by previous incurred development methods.

Approximately $51.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily a result of improved experience on several coverages on middle market business mainly in accident year 2004.

Favorable net prior year premium development was recorded primarily as a result of additional premium resulting from audits on recent policies, primarily workers’ compensation.

Additionally, there was $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development related to the corporate aggregate reinsurance treaties.

Specialty Lines

Unfavorable net prior year development of $41.0 million was recorded for the nine months ended September 30, 2005, including $31.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $10.0 million of unfavorable premium development.

Approximately $60.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10.0 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense reserve development.

Approximately $27.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to large D&O claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $40.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to large claims resulting from excess coverages provided to health care facilities. The claim severity estimates for this business are driven by individual case by case reviews. Reviews of the individual cases underlying the excess coverages provided by CNA resulted in significant increases to the individual case estimates.

Approximately $17.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to lower severity in the dental program. The lower severity is driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.

Approximately $24.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency are due to underwriting changes in this business. CNA no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims. The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense reserve development attributed to other large D&O claims.

Additionally, there was approximately $25.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development and $19.0 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in the first nine months of 2005.

Other Insurance

Unfavorable net prior year development of $89.0 million was recorded for the nine months ended September 30, 2005, including $74.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $15.0 million of unfavorable premium development.

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense reserve development was a result of a commutation recorded in the second quarter of 2005. Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to the corporate aggregate reinsurance treaties. The unfavorable premium development was primarily driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

8.  Debt

In August of 2006, CNA issued $400.0 million of 6.0% five-year senior notes due August 15, 2011 and $350.0 million of 6.5% ten-year senior notes due August 15, 2016 in a public offering. CNA will use part of the proceeds to fund repayment of the $250.0 million outstanding 6.75% senior notes at maturity in November 2006.

9.  Restructuring and Other Related Charges

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, CNA management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result, the excess remaining accrual was released in the second quarter of 2006, resulting in pretax income of $12.9 million for the nine months ended September 30, 2006.

10.  Statutory Accounting Practices

CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus as of September 30, 2006 or December 31, 2005.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $568.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus
	September 30, 2006	December 31, 2005
(In millions)

Property and casualty companies (a)	$7,827.0	$6,940.0
Life and group insurance companies	701.0	627.0

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and group company’s capital and surplus.

	Statutory Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Property and casualty companies	$351.0	$(19.0)	$614.0	$849.0
Life and group insurance companies	29.0	(5.0)	71.0	49.0

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Service cost	$14.1	$12.6	$41.8	$40.7
Interest cost	53.4	50.4	159.3	155.7
Expected return on plan assets	(61.4)	(57.1)	(182.3)	(172.2)
Amortization of unrecognized net loss	2.1	1.2	5.9	4.0
Amortization of unrecognized prior service cost	1.5	2.0	4.9	5.7
Actuarial loss	4.2	4.9	20.7	15.5
Special termination benefits	5.6		5.6
Regulatory accrual/amortization	(3.0)		(3.0)	(2.2)
Net periodic benefit cost	$16.5	$14.0	$52.9	$47.2

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Service cost	$2.6	$2.7	$7.3	$8.0
Interest cost	7.4	7.7	20.9	23.1
Expected return on plan assets	(1.2)	(1.2)	(3.5)	(3.5)
Amortization of unrecognized net loss (gain)	0.5	0.2	1.1	0.6
Amortization of unrecognized prior service benefit	(8.2)	(7.4)	(24.4)	(22.4)
Actuarial loss	1.0	1.1	2.7	3.2
Special termination benefits	0.9		2.2
Regulatory accrual/amortization	4.9		4.9
Net periodic benefit cost	$7.9	$3.1	$11.2	$9.0

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

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2006
	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	3,856,974	$19.340
Granted	937,800	35.135
Exercised	(468,159)	17.924
Canceled	(72,030)	23.747
Awards outstanding, September 30	4,254,585	22.903

Awards exercisable, September 30	2,144,328	$18.203

Shares available for grant, September 30	5,983,989

In the first nine months of 2006, the Company awarded SARs totaling 901,800 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at September 30, 2006 was 891,300 shares with 10,500 shares forfeited during the first nine months of 2006.

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2006 was $10.00. The weighted average remaining contractual terms of awards outstanding and exercisable as of September 30, 2006, were 7.2 years and 5.9 years. The aggregate intrinsic values of awards outstanding and exercisable at September 30, 2006 were $63.8 million and $42.2 million. The total intrinsic value of awards exercised during the nine months ended September 30, 2006 was $7.6 million.

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

The Company recorded stock-based compensation expense of $1.3 million and $3.5 million related to the Loews Plan during the three and nine months ended September 30, 2006. The related income tax benefits recognized were $0.4 and $1.2 million, respectively. At September 30, 2006, the compensation cost related to nonvested awards not yet recognized was $12.9 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

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

A summary of the stock option and SAR transactions for the Carolina Group Plan follows:

	2006
	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1	536,572	$28.526
Granted	202,000	50.234
Exercised	(118,193)	27.023
Canceled	(11,250)	29.506
Awards outstanding, September 30	609,129	35.998

Awards exercisable, September 30	113,619	$27.583

Shares available for grant, September 30	546,000

During the first nine months of 2006, the Company awarded SARs totaling 202,000 shares. In accordance with the Carolina Group Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at September 30, 2006 was 202,000 shares.

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2006 was $12.28. The weighted average remaining contractual term of awards outstanding and exercisable as of September 30, 2006, was 8.1 years and 6.7 years. The aggregate intrinsic value of awards outstanding and exercisable at September 30, 2006 was $11.9 million and $3.2 million. The total intrinsic value of awards exercised during the nine months ended September 30, 2006 was $2.7 million.

The fair value of granted options and SARs was estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes model incorporates a risk free interest rate of return and various assumptions, regarding the underlying common stock and the expected life of the securities granted. Different interest rates and assumptions were used for each grant, as appropriate at that date. The risk free interest rates used ranged from 4.4% to 5.1%. The estimates of the underlying common stock’s volatility ranged from 28.6% to 32.7%, and the expected dividend yield ranged from 3.3% to 3.9%. The expected life of the securities granted was 5.0 years.

The Company recorded stock-based compensation expense of $0.3 million and $0.7 million related to the Carolina Group Plan during the three and nine months ended September 30, 2006. The related income tax benefits recognized were $0.1 million and $0.2 million for the respective periods. At September 30, 2006, the compensation cost related to nonvested awards not yet recognized was $3.2 million, and the weighted average period over which it is expected to be recognized is 1.7 years.

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

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova Corporation which distributes and sells watches and clocks, corporate interest expenses and other corporate administrative costs.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,401.2	$1,342.6	$4,058.1	$4,017.7
Specialty Lines	799.3	752.3	2,309.9	2,147.3
Life and Group Non-Core	336.1	365.7	973.2	1,040.1
Other Insurance	88.4	59.3	197.2	251.3
Total CNA Financial	2,625.0	2,519.9	7,538.4	7,456.4
Lorillard	1,013.4	947.3	2,889.8	2,701.3
Boardwalk Pipeline	134.9	122.3	442.4	393.0
Diamond Offshore	527.6	352.1	1,505.6	915.0
Loews Hotels	84.9	81.5	280.2	267.4
Corporate and other	121.4	114.8	372.6	176.7
Total	$4,507.2	$4,137.9	$13,029.0	$11,909.8

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$262.5	$(189.3)	$672.9	$95.0
Specialty Lines	198.1	184.4	542.7	422.4
Life and Group Non-Core	(43.4)	(63.1)	(105.8)	(74.3)
Other Insurance	40.7	34.1	56.8	107.4
Total CNA Financial	457.9	(33.9)	1,166.6	550.5
Lorillard	356.1	308.1	966.5	814.0
Boardwalk Pipeline	31.1	7.6	132.5	93.2
Diamond Offshore	221.3	118.0	667.2	215.1
Loews Hotels	6.4	5.5	39.9	45.1
Corporate and other	42.6	45.9	150.1	(76.1)
Total	$1,115.4	$451.2	$3,122.8	$1,641.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$156.1	$(100.8)	$416.3	$90.5
Specialty Lines	111.1	108.5	309.1	262.1
Life and Group Non-Core	(19.4)	(33.0)	(45.0)	(31.2)
Other Insurance	33.0	32.7	41.5	120.8
Total CNA Financial	280.8	7.4	721.9	442.2
Lorillard	218.8	192.9	591.8	497.2
Boardwalk Pipeline	15.9	4.5	68.1	56.1
Diamond Offshore	81.8	40.6	241.7	74.7
Loews Hotels	5.1	3.7	25.6	32.7
Corporate and other	27.0	50.9	97.4	(29.4)
Income from continuing operations	629.4	300.0	1,746.5	1,073.5
Discontinued operations	5.7	2.2	(1.7)	10.6
Total	$635.1	$302.2	$1,744.8	$1,084.1

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$17.4	$50.8	$(6.2)	$71.1
Specialty Lines	6.0	16.2	(4.1)	25.2
Life and Group Non-Core	(10.7)	(2.6)	(56.4)	(8.3)
Other Insurance	13.9	2.7	4.4	(11.7)
Total CNA Financial	26.6	67.1	(62.3)	76.3
Corporate and other	10.9	(7.1)	8.5	(6.6)
Total	$37.5	$60.0	$(53.8)	$69.7

Net income (loss):

CNA Financial:
Standard Lines	$9.9	$30.7	$(3.7)	$38.5
Specialty Lines	3.6	9.6	(2.4)	17.5
Life and Group Non-Core	(6.3)	(1.5)	(33.4)	(4.9)
Other Insurance	16.6	(0.2)	5.9	(9.0)
Total CNA Financial	23.8	38.6	(33.6)	42.1
Corporate and other	7.0	(4.6)	5.6	(3.9)
Total	$30.8	$34.0	$(28.0)	$38.2

13.  Legal Proceedings

INSURANCE RELATED

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on October 3, 2006, the Court required the plaintiffs to supplement their pleadings with a statement setting forth the details of their claims. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, served on CCC on May 24, 2005, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. On August 3, 2006, the Court granted in part and denied in part CCC’s motion to dismiss the Estate Representative’s Amended Complaint. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations and cashflows may be adversely affected.

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

A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $266.0 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

As indicated, CNA arranged substantial reinsurance protection to manage its exposures under the IGI Program, including the United States workers’ compensation “carve-out” business ceded from John Hancock and other reinsurers. While certain reinsurers of CNA, including participants in the AAHRU Facility, disputed their liabilities under the reinsurance contracts with respect to the IGI Program, those disputes have been resolved and substantial reinsurance coverage exists for those exposures.

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

New Jersey Wage and Hour Litigation

W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The Complaint was filed on January 12, 2006. The claims were originally brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. On August 11, 2006, the Court dismissed plaintiff’s New Jersey state law claims. Under federal law, plaintiff seeks to represent others similarly situated who opt in to the action and who also allege they are owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff seeks “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction). CNA denies the material allegations of the Complaint and intends to vigorously contest the claims on numerous substantive and procedural grounds.

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

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 3,950 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,835 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,275 cases are pending, including approximately 195 cases against Lorillard. The 1,275 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 75 of the approximately 1,000 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. In one of these cases, Schwab v. Philip Morris USA, Inc., et al., the court has certified a nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 35 additional “lights” class actions that are pending against other cigarette manufacturers.

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

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement of profits and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. During August of 2006, the court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See Reimbursement Cases below.

“Contribution cases” are brought by private companies, such as asbestos manufacturers or their insurers, who are seeking contribution or indemnity for court claims they incurred on behalf of individuals injured by their products but who also allegedly were injured by smoking cigarettes. No such cases are pending.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 320 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 135 of the 320 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

In addition to the above, “Filter cases” are brought by individuals, including former employees of Lorillard, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard is a defendant in approximately 35 such cases.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,275 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 195 of these cases. The Company is a defendant in two of the pending cases.

Approximately 1,000 of the 1,275 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” Although the court has not yet entered a trial plan that governs how the cases will be tried, it has ordered that the first phase of a consolidated trial will begin during March of 2007. During the third quarter of 2006, the court dismissed Lorillard from approximately 800 IPIC cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. Lorillard is a defendant in approximately 75 of the 1,000 IPIC cases. The Company is not a defendant in any of the IPIC cases.

Since January 1, 2004, verdicts have been returned in 14 cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in ten of the 14 trials, while juries found in favor of the plaintiffs and awarded damages in the four remaining cases. The defendants in each of these four cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals in eight Individual cases in recent years and have been required to pay damages to plaintiffs. Punitive damages were paid to the smokers in three of the eight cases. Lorillard was not a party to these eight matters.

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

Some cases against U.S. cigarette manufacturers are scheduled for trial during 2006 and beyond. Lorillard is not a defendant in any of the cases scheduled for trial in 2006 The Company is not a defendant in any of the cases scheduled for trial in 2006. The trial dates are subject to change.

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

CLASS ACTION CASES - Lorillard is a defendant in ten pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Neither Lorillard nor the Company are defendants in approximately 35 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes. These cases are discussed below.

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

The Engle Case - During July of 2006, in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), the Florida Supreme Court affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated, including approximately $16.3 billion against Lorillard. The Florida Supreme Court’s decision also reversed a 2003 ruling by the intermediate Florida Court of Appeal, which held that claims for punitive damages asserted by Florida smokers were barred by the 1997 settlement agreement and judgment in the case filed by the State of Florida against cigarette manufacturers, including Lorillard (see “Settlement of State Reimbursement Litigation” below). Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes, and the trial was governed by a three-phase trial plan. The Florida Supreme Court determined that the case could not proceed further as a class action and decertified the class. However, the Florida Supreme Court ruling permits members of the now-decertified class whose claims arose prior to the class certification cut-off date (November 21, 1996) to file individual claims, including claims for punitive damages, within one year from when this decision becomes final. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on some of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial on a number of issues, including, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. The July 2006 decision by the Florida Supreme Court also reinstated the actual damages awarded during 2000 to two of the three individuals whose claims were heard during the second phase of trial. These awards totaled approximately $2.8 million to one smoker and $4.0 million to the second, and bear interest at the rate of 10.0% per year. Lorillard’s share of either of these verdicts, if any, has not been determined. The Florida Supreme Court has not ruled on the parties’ motions for reconsideration of the July 2006 decision.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2006, Lorillard, Inc. had a balance sheet net worth of approximately $1.4 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard. It is not clear how the Engle Agreement is affected by the Florida Supreme Court’s decertification of the class and its order vacating the punitive damages judgment.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded judicial interest. The judicial interest award will continue to accrue until the judgment is paid or is vacated on appeal. As of October 15, 2006 judicial interest totaled an additional amount of approximately $425.0 million. Lorillard’s share of the judgment and the judicial interest has not been determined. Lorillard and the other defendants have initiated an appeal from the judgment to the Louisiana Court of Appeals. The appellate court heard defendants’ appeal during April of 2006 and a decision could be issued at any time.

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

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. Plaintiffs appealed, but the California Court of Appeal affirmed the dismissal during 2004. Plaintiffs are now pursuing an appeal to the California Supreme Court. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Among those “lights” class actions in which neither the Company nor Lorillard are defendants is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. Plaintiffs have sought review of the case by the U.S. Supreme Court. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters.

The Schwab case - Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). The Company is not a party to this case. Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes, and they have claimed damages totaling as much as $200.0 billion. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. The court scheduled trial to begin during January of 2007. Defendants are seeking leave to pursue an interlocutory appeal of the class certification order. The federal court of appeals has granted a temporary stay of the case, including the trial date, pending its consideration of whether to accept defendants’ interlocutory appeal.

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

U.S. Federal Government Action - During August of 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September of 2004. Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action. The Company is not a party to this case.

The court determined that the defendants, including Lorillard, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. Plaintiff was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard: from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. The text of these statements, which have not been determined, are subject to the court’s approval. The final judgment and remedial order also requires the defendants, including Lorillard, to maintain and to disclose documents on their internet websites and to continue to place documents in a document depository created in the case of State of Minnesota v. Philip Morris Inc., et al. The defendants, including Lorillard, were directed in the final judgment and remedial order to disclose “disaggregated” marketing data. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard for compliance could exceed $10.0 million. Defendants have noticed an appeal from the final judgment and remedial order to the U.S. Court of Appeals for the District of Columbia Circuit. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeal that will remain in effect while the appeal is proceeding. The government also has noticed an appeal from the final judgment. As a result of this appeal, it is possible that the District of Columbia Court of Appeals could consider rulings regarding other claimed damages and relief. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

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

Lorillard recorded pretax charges of $242.8 million, $223.9 million, $696.3 million and $658.2 million ($149.3 million, $140.8 million, $426.4 million and $402.0 million after taxes) for the three and nine months ended September 30, 2006 and 2005, respectively, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

CONTRIBUTION CLAIMS - Plaintiffs seek recovery of funds paid by them to individuals whose asbestos disease or illness was alleged to have been caused in whole or in part by smoking-related illnesses. No such cases are pending.

FILTER CASES - In addition to the above, claims have been brought against Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Approximately 35 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2004, Lorillard has paid, or has reached agreement to pay, a total of approximately $19.7 million in payments of judgments and settlements to finally resolve approximately 75 claims. In the only case with Filter claims to have been tried since January 1, 2004, Gadaleta v. AC&S, Inc., et al. (Supreme Court of New York, New York County) the jury returned a verdict in favor of Lorillard. Plaintiff did not appeal and this matter is concluded. Plaintiffs in Gadaleta asserted both Filter claims and Conventional Product Liability claims. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. The parties are in the process of litigating certain privilege issues. The Court has appointed a Special Master to consider all privilege issues and to file a report with the Court on a date not yet established. On July 14, 2006, the Court issued an order confirming that fact discovery is closed, with the exception of privilege issues that the Court determines, based on the Special Master’s report, justify further limited fact discovery. Expert discovery, as necessary, will take place in early 2007. No date has as yet been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. As ordered by the Court, class notice was sent out on October 30, 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. On June 30, 2006, the New Mexico Court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs on August 14, 2006.

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

In the event that the other parties to the joint venture are unable to meet their commitments in funding the operations of this joint venture, CNA would be required to assume the obligation for the entire office building operating lease. The maximum potential future lease payments at September 30, 2006 that CNA could be required to pay under this guarantee are approximately $235.0 million. If CNA were required to assume the entire lease obligation, CNA would have the right to pursue reimbursement from the other shareholders and would have the right to all sublease revenues.

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2006 the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $923.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2006, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The liabilities related to these indemnification agreements were approximately $25.0 million and $65.0 million as of September 30, 2006 and December 31, 2005.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63.0% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

 CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility. The Company, through a participation agreement with CNA, has funded and owns an interest in the credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. For the nine months ended September 30, 2005, the Company recorded a pretax impairment charge of $47.0 million. The Company no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.

In addition to the impairment of loans outstanding under the credit facility, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110.0 million of surety loss reserves in anticipation of future loss payments, $50.0 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the three and nine months ended September 30, 2006, CNA Surety paid $11.0 million and $32.0 million related to surety losses of the contractor. As of September 30, 2006, CNA Surety has made total surety loss payments of approximately $58.0 million related to bonded obligations of the contractor.

CNA Surety may provide surety bonds on a limited basis on behalf of the contractor to support its revised restructuring plan, subject to the contractor’s compliance with CNA Surety’s underwriting standards and ongoing management of CNA Surety’s exposure in relation to the contractor. All surety bonds written for the contractor are issued by CCC and its affiliates, other than CNA Surety, and are subject to underlying reinsurance treaties pursuant to which all bonds written on behalf of CNA Surety are 100% reinsured to one of CNA Surety’s insurance subsidiaries.

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

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under CNA’s surety bonds could have a material adverse effect on CNA’s results of operations. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, to be approximately $90.0 million pretax.

CNA has also guaranteed or provided collateral for the contractor’s letters of credit. As of September 30, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $12.0 million and $13.0 million.

Diamond Offshore Construction Projects

As of September 30, 2006, Diamond Offshore had purchase obligations aggregating approximately $524.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $111.0 million, $223.0 million and $190.0 million for the remainder of 2006 and in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

Regulatory and Rate Matters

Boardwalk Pipeline’s natural gas pipeline operations are regulated by the Federal Energy Regulatory Commission (“FERC”) whose regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. From time to time, certain revenues collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings, advice of counsel and estimated risk-adjusted total exposure, as well as other risks. In June of 2006, the settlement of Texas Gas’ general rate case became final. On June 30, 2006, Texas Gas refunded approximately $6.6 million consisting of $6.4 million in principal and $0.2 million of interest to its customers. The amount of the refund was accrued as a reduction to revenues and an increase to interest expense over the period from November 1, 2005 to the date of the refund. At December 31, 2005, the amount of the estimated liability for refund was approximately $5.0 million.

Due to the settlement, in the first quarter of 2006, Texas Gas began to amortize the balance of its regulatory asset for postretirement benefits other than pensions. The amortization of the remaining regulatory asset balance of approximately $27.2 million at September 30, 2006, will continue to be amortized on a straight-line basis over approximately five years.

Pipeline Expansion Projects

In February and March of 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.7 Bcf per day pipeline expansion project in East Texas/Mississippi. Boardwalk Pipeline expects the total cost for the 1.7 Bcf expansion to be approximately $800.0 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. In September of 2006, Gulf South filed a certificate application with FERC to proceed with this project. As of September 30, 2006, Boardwalk Pipeline had purchase commitments of $284.9 million primarily related to its expansion projects.

Other

In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At September 30, 2006 and December 31, 2005, there were approximately $27.0 million and $30.0 million of outstanding letters of credit.

The Company is obligated to make future payments totaling $391.5 million for non-cancelable operating leases primarily for office space and data processing, office and transportation equipment. Estimated future minimum payments under these contracts are as follows: $26.0 million in 2006; $66.3 million in 2007; $59.2 million in 2008; $48.9 million in 2009; $44.6 million in 2010; and $146.5 million in 2011 and beyond. Additionally, CNA has entered into a limited number of guaranteed payment contracts, primarily relating to telecommunication and software services, amounting to approximately $19.0 million as of September 30, 2006. Estimated future minimum payments under these contracts are as follows: $7.0 million in 2006, $10.0 million in 2007 and $2.0 million in 2008.

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

Operating results of CNA’s discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Net investment income	$5.3	$3.2	$13.1	$11.3
Investment gains (losses) and other	0.2	2.9	(2.4)	(2.4)
Total revenues	5.5	6.1	10.7	8.9
Insurance related benefits (expenses)	(7.6)	(4.2)	(21.3)	2.2
Income (loss) before income taxes and minority interest	(2.1)	1.9	(10.6)	11.1
Income tax benefit	8.4	0.4	8.8	0.5
Minority interest	(0.6)	(0.1)	0.1	(1.0)
Net income (loss) from discontinued operations	$5.7	$2.2	$(1.7)	$10.6

  Net assets of discontinued operations are included in Other Assets in the Consolidated Condensed Balance Sheets and were as follows:

	September 30,	December 31,
	2006	2005
(In millions)

Assets:
Investments	$331.9	$357.8
Reinsurance receivables	47.7	77.9
Cash	37.5	28.9
Other assets	5.7	6.0
Total assets	422.8	470.6

Liabilities:
Insurance reserves	(319.7)	(337.9)
Other liabilities	(4.2)	(19.4)
Total liabilities	(323.9)	(357.3)

Net assets of discontinued operations	$98.9	$113.3

The Accumulated Other Comprehensive Income, net of tax and minority interest, reported on the Consolidated Condensed Balance Sheets includes $10.0 million and $10.1 million related to unrealized gains and $10.0 million and $5.0 million related to the cumulative foreign currency translation adjustment for discontinued operations as of September 30, 2006 and December 31, 2005.

CNA’s accounting and reporting for discontinued operations is in accordance with APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At September 30, 2006 and

December 31, 2005, the insurance reserves are net of discount of $120.0 million and $104.9 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations. See Note 18 for information on the restatement for discontinued operations.

16.  Income Taxes

The Company’s consolidated federal income tax returns for 2002 through 2004 have been settled with the Internal Revenue Service (“IRS”), including related carryback claims for refund which were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $9.1 million and net refund interest of $2.3 million, net of tax and minority interest, in the third quarter of 2006.

In 2005, the Company’s consolidated federal income tax returns were settled with the IRS through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded a federal income tax benefit of $31.8 million and net refund interest of $77.4 million, net of tax and minority interest, in the second quarter of 2005. The tax benefit related primarily to the release of federal income tax reserves. Net refund interest of $129.7 million is included in Other Revenues in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2005.

The federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on its financial condition or results of operations.

17.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2006 and December 31, 2005, and consolidating statements of income information for the nine months ended September 30, 2006 and 2005. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
September 30, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$42,937.6	$1,833.7	$55.0	$765.1	$11.8	$5,881.3		$51,484.5
Cash	98.1	0.4	2.6	23.5	17.1	14.0		155.7
Receivables	13,464.9	20.9	60.5	448.2	28.9	258.2	$(3.6)	14,278.0
Property, plant and equipment	199.8	199.4	1,941.4	2,553.9	362.5	22.9		5,279.9
Deferred income taxes	942.6	424.4				19.3	(758.2)	628.1
Goodwill and other intangible assets	106.1		163.4	21.8	2.6	5.0		298.9
Investments in capital stocks of
subsidiaries						11,845.8	(11,845.8)
Other assets	1,016.6	384.5	281.4	116.7	70.6	87.3	(48.8)	1,908.3
Deferred acquisition costs of
insurance subsidiaries	1,220.4							1,220.4
Separate account business	524.7							524.7
Total assets	$60,510.8	$2,863.3	$2,504.3	$3,929.2	$493.5	$18,133.8	$(12,656.4)	$75,778.5

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,613.0							$41,613.0
Payable for securities purchased	777.2					$423.6		1,200.8
Collateral on loaned securities	2,385.4							2,385.4
Short-term debt	250.3				$4.3	299.9		554.5
Long-term debt	2,155.2		$1,161.9	$956.8	233.1	865.2		5,372.2
Reinsurance balances payable	885.8							885.8
Deferred income taxes			30.2	457.4	48.8	221.8	$(758.2)
Other liabilities	2,314.5	$1,497.4	325.8	351.9	42.6	170.3	(77.2)	4,625.3
Separate account business	524.7							524.7
Total liabilities	50,906.1	1,497.4	1,517.9	1,766.1	328.8	1,980.8	(835.4)	57,161.7
Minority interest	1,286.0		282.5	965.8				2,534.3
Shareholders’ equity	8,318.7	1,365.9	703.9	1,197.3	164.7	16,153.0	(11,821.0)	16,082.5
Total liabilities and shareholders’ equity	$60,510.8	$2,863.3	$2,504.3	$3,929.2	$493.5	$18,133.8	$(12,656.4)	$75,778.5

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,692.9	$1,747.7	$65.0	$819.9	$9.5	$3,061.0		$45,396.0
Cash	96.4	2.4	0.8	24.9	9.6	19.0		153.1
Receivables	14,722.4	25.5	106.8	357.1	21.6	145.7	$(65.4)	15,313.7
Property, plant and equipment	148.5	213.9	1,867.4	2,333.7	366.6	21.5		4,951.6
Deferred income taxes	1,140.5	428.5	16.6			22.2	(702.5)	905.3
Goodwill and other intangible assets	104.5		163.5	21.8	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						11,645.1	(11,645.1)
Other assets	1,075.9	377.5	262.0	88.9	30.2	75.1		1,909.6
Deferred acquisition costs of
insurance subsidiaries	1,197.4							1,197.4
Separate account business	551.5							551.5
Total assets	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,436.2							$42,436.2
Payable for securities purchased	226.5					$175.2		401.7
Collateral on loaned securities	767.4							767.4
Short-term debt	252.4		$42.1		$3.9	299.8		598.2
Long-term debt	1,437.9		1,101.3	$968.3	236.2	864.9		4,608.6
Reinsurance balances payable	1,636.2							1,636.2
Deferred income taxes				456.9	50.2	195.4	$(702.5)
Other liabilities	2,239.9	$1,455.7	347.0	335.8	11.5	206.2	(71.3)	4,524.8
Separate account business	551.5							551.5
Total liabilities	49,548.0	1,455.7	1,490.4	1,761.0	301.8	1,741.5	(773.8)	55,524.6
Minority interest	936.8		276.5	845.6				2,058.9
Shareholders’ equity	8,245.2	1,339.8	715.2	1,039.7	138.3	13,253.1	(11,639.2)	13,092.1
Total liabilities and shareholders’ equity	$58,730.0	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,675.6

Loews Corporation
Consolidating Statement of Income Information

Nine Months Ended September 30, 2006	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,704.1						$(0.1)	$5,704.0
Net investment income	1,721.8	$71.6	$1.8	$26.8	$0.7	$216.8		2,039.5
Intercompany interest and dividends						1,047.6	(1,047.6)
Investment gains (losses)	(63.8)	(0.5)		(0.1)		1.6		(62.8)
Gain on issuance of subsidiary stock	1.5					7.5		9.0
Manufactured products		2,818.1				136.5		2,954.6
Other	174.8	0.1	440.6	1,478.8	279.5	10.9		2,384.7
Total	7,538.4	2,889.3	442.4	1,505.5	280.2	1,420.9	(1,047.7)	13,029.0

Expenses:

Insurance claims and policyholders'
benefits	4,446.1							4,446.1
Amortization of deferred acquisition costs	1,132.4							1,132.4
Cost of manufactured products sold		1,638.0				68.0		1,706.0
Other operating expenses	712.8	285.2	264.1	819.7	231.3	97.6	(0.1)	2,410.6
Restructuring and other related charges	(12.9)							(12.9)
Interest	93.4	0.1	45.8	18.7	9.0	57.0		224.0
Total	6,371.8	1,923.3	309.9	838.4	240.3	222.6	(0.1)	9,906.2
	1,166.6	966.0	132.5	667.1	39.9	1,198.3	(1,047.6)	3,122.8

Income tax expense (benefit)	344.4	374.5	45.2	203.7	14.3	52.9		1,035.0
Minority interest	100.3		19.2	221.8				341.3
Total	444.7	374.5	64.4	425.5	14.3	52.9		1,376.3
Income from continuing operations	721.9	591.5	68.1	241.6	25.6	1,145.4	(1,047.6)	1,746.5
Discontinued operations, net	(1.7)							(1.7)
Net income	$720.2	$591.5	$68.1	$241.6	$25.6	$1,145.4	$(1,047.6)	$1,744.8

Loews Corporation
Consolidating Statement of Income Information

Nine Months Ended September 30, 2005	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,684.4						$(0.1)	$5,684.3
Net investment income	1,345.3	$43.4	$2.2	$18.0	$5.8	$53.8		1,468.5
Intercompany interest and dividends						652.9	(652.9)
Investment gains (losses)	76.3	(2.0)		(1.5)		(3.1)		69.7
Manufactured products		2,651.8				119.4		2,771.2
Other	350.4	6.1	390.8	897.0	261.6	10.2		1,916.1
Total	7,456.4	2,699.3	393.0	913.5	267.4	833.2	(653.0)	11,909.8

Expenses:

Insurance claims and policyholders'
benefits	4,886.4							4,886.4
Amortization of deferred acquisition costs	1,167.6							1,167.6
Cost of manufactured products sold		1,605.0				57.4		1,662.4
Other operating expenses	756.0	282.3	255.1	666.2	214.5	88.1	(0.1)	2,262.1
Interest	95.9		44.7	33.7	7.8	107.4		289.5
Total	6,905.9	1,887.3	299.8	699.9	222.3	252.9	(0.1)	10,268.0
	550.5	812.0	93.2	213.6	45.1	580.3	(652.9)	1,641.8

Income tax expense (benefit)	56.5	316.1	37.1	69.6	12.4	(45.1)		446.6
Minority interest	51.8			69.9				121.7
Total	108.3	316.1	37.1	139.5	12.4	(45.1)	-	568.3
Income from continuing operations	442.2	495.9	56.1	74.1	32.7	625.4	(652.9)	1,073.5
Discontinued operations, net	10.6							10.6
Net income	$452.8	$495.9	$56.1	$74.1	$32.7	$625.4	$(652.9)	$1,084.1

18.  Restatements

The Company has restated its previously reported interim financial statements for the three and nine months ended September 30, 2005 and all related disclosures. The restatement is to correct the accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors within the Company’s Consolidated Condensed Statement of Cash Flows.

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

The effect of the restatement on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2005 is included in the table below.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
(In millions, except per share data)	Previously Reported	Restated	Previously Reported	Restated
Consolidated Condensed Statements of Income:
Discontinued operations, net	$-	$2.2	$-	$10.6
Net income	300.0	302.2	1,073.5	1,084.1

Per Loews common share-basic and diluted
Discontinued operations, net	$-	$-	$-	$0.02
Net income	0.42	0.42	1.62	1.64

Consolidated Condensed Statement of Cash Flows

The Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005 has been restated to reflect the following:

•
CNA’s net purchases and sales of trading securities and changes in the net receivable/payable from unsettled investment purchases and sales related to trading securities, previously classified within investing activities, have been reclassified to cash flows from operating activities.

•
CNA’s cash flows from equity method investees were reclassified to distinguish between return on investments, which are reflected within operating cash flows, and return of investments, which are reflected within investing cash flows. Previously, all amounts were reflected within investing cash flows.

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

As a result of the restatements, previously reported cash flows from continuing operations provided (used) by operating activities, investing activities and financing activities were increased or decreased for the nine months ended September 30, 2005 as follows:

Nine Months Ended September 30	2005
(In millions)	Previously
	Reported	Restated

Cash flows from continuing operations provided
(used) by:
Operating activities	$1,797.9	$2,258.4
Investing activities	144.1	(119.4)
Financing activities	(1,958.9)	(2,122.5)

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

19.  Gain on Issuance of Subsidiary Stock

In August of 2006, CNA completed a public offering of 7.0 million shares of its common stock. In addition, the Company purchased 7.86 million shares of CNA’s common stock in a private offering at the same price. As a result of these transactions, the Company’s ownership percentage in CNA declined from 91% to 89% and the Company recorded a pretax gain of $9.0 million including purchase accounting adjustments, ($5.9 million after provision for deferred income taxes).

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 85% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 54% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Restatement of Prior Year Results

In 2006, we restated our financial results for prior years to correct CNA’s accounting for discontinued operations acquired in CNA’s merger with The Continental Corporation in 1995 and to correct classification errors in the Consolidated Condensed Statements of Cash Flows. The following MD&A gives effect to this restatement. Please read Note 18 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The impact of this revised accounting resulted in an increase in net income attributable to Loews common stock of $2.2 million and $10.6 million for three and nine months ended September 30, 2005.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2006 third quarter was $635.1 million, compared to $302.2 million in the 2005 third quarter. Consolidated net income for the nine months ended September 30, 2006 was $1,744.8 million, compared to $1,084.1 million in the prior year. Consolidated revenues in the third quarter and first nine months of 2006 amounted to $4.5 billion and $13.0 billion, compared to $4.1 and $11.9 billion in the comparable periods of 2005.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except per share data)		(Restated)		(Restated)

Net income attributable to Loews common stock:
Income before net investment losses	$480.8	$198.5	$1,495.1	$865.1
Net investment gains (losses)	30.7	34.0	(27.9)	38.7
Income from continuing operations	511.5	232.5	1,467.2	903.8
Discontinued operations, net	5.7	2.2	(1.7)	10.6
Net income attributable to Loews common stock	517.2	234.7	1,465.5	914.4
Net income attributable to Carolina Group stock (a)	117.9	67.5	279.3	169.7
Consolidated net income	$635.1	$302.2	$1,744.8	$1,084.1

Net income per share:
Loews common stock
Income from continuing operations	$0.93	$0.42	$2.64	$1.62
Discontinued operations, net	0.01			0.02
Loews common stock	$0.94	$0.42	$2.64	$1.64
Carolina Group stock	$1.17	$0.99	$3.16	$2.49

(a)
Reflects Loews Corporation’s sales of 15 million shares of Carolina Group stock in each of August and May of 2006 and 10 million shares in November of 2005. Net income per share of Carolina Group stock was not impacted by these sales.

Net income attributable to Loews common stock for the third quarter of 2006 amounted to $517.2 million, or $0.94 per share, compared to $234.7 million, or $0.42 per share in the comparable period of the prior year. The increase in net income was primarily due to improved results at CNA and Diamond Offshore. Results in 2005 for CNA included catastrophe losses of $268.3 million (after tax and minority interest) including the impact from Hurricanes Katrina, Rita, Dennis and Ophelia, as compared to catastrophe losses of $12.9 million (after tax and minority interest) in 2006. Results for Diamond Offshore in 2006 primarily reflect increased day rates across all rig categories.

Net income attributable to Loews common stock includes net investment gains of $30.7 million (after tax and minority interest) compared to $34.0 million (after tax and minority interest) in the comparable period of the prior year.

Net income attributable to Carolina Group stock for the third quarter of 2006 was $117.9 million or $1.17 per Carolina Group share, compared to $67.5 million, or $0.99 per Carolina Group share in the third quarter of 2005. The increase in net income attributable to Carolina Group stock for the third quarter of 2006 is primarily due to higher unit sales and reflects an increase in the amount of Carolina Group shares outstanding.

Net income attributable to Loews common stock amounted to $1,465.5 million, or $2.64 per share, in the first nine months of 2006 compared to $914.4 million, or $1.64 per share, in the comparable period of the prior year. Net income attributable to Loews common stock includes net investment losses of $27.9 million (after tax and minority interest) compared to net investment gains of $38.7 million (after tax and minority interest) in the comparable period of the prior year. The results for the nine months ended September 30, 2005 included a benefit of $109.2 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves at CNA. The increase in net income was primarily due to improved results at CNA and Diamond Offshore.

Net income attributable to Carolina Group stock for the first nine months of 2006 was $279.3 million or $3.16 per Carolina Group share, compared to $169.7 million, or $2.49 per Carolina Group share in the comparable period of the prior year. The increase in net income attributable to Carolina Group stock is primarily due to higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales) and reflects an increase in the amount of Carolina Group shares outstanding.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group $1.4 billion outstanding at September 30, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of September 30, 2006, the outstanding Carolina Group stock represents a 62.3% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.3% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. The Loews Group’s intergroup interest in the earnings of the Carolina Group declined from 60.7% to 41.9% and from 60.8% to 48.3% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding periods of 2005, due primarily to the sales of Carolina Group stock by Loews in November of 2005 and May and August of 2006.

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

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard , Diamond Offshore and Boardwalk Pipeline. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

At September 30, 2006, the book value per share of Loews common stock was $29.10, compared to $23.64 at December 31, 2005.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is an 89% owned subsidiary.

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-

Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of APMT claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

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

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of CNA management. For APMT, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a comprehensive ground-up analysis on its exposures annually. CNA’s actuaries, in conjunction with its specialized claim unit, use various modeling techniques to estimate CNA’s overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report APMT exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in CNA’s claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A and Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information relating to APMT claims and reserves.

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

•	increases in the number and size of claims relating to injuries from medical products;

•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including director and officer and errors and omissions insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to silica, welding rods, benzene, lead and various other chemical exposure claims.

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

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of CNA’s property/casualty segments, Standard Lines, Specialty Lines and Other Insurance, contain both long-tail and short-tail exposures.

The methods used to project ultimate loss for both long-tail and short-tail exposures include, but are not limited to, the following:

•	Paid Development,

•	Incurred Development,

•	Loss Ratio,

•	Bornhuetter-Ferguson Using Premiums and Paid Loss,

•	Bornhuetter-Ferguson Using Premiums and Incurred Loss, and

•	Average Loss.

The paid development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

For many products, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail products such as workers’ compensation.

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

The loss ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes and other applicable factors.

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

The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

For other more complex products where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation. Such products include construction defect losses and APMT.

For construction defect losses, CNA’s actuaries organize losses by report year. Report year groups claims by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to CNA, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.

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

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, current law and CNA’s judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s reserves are slightly higher than the actuarial point estimate. CNA does not establish a specific provision for uncertainty. For Standard and Specialty Lines, the difference between CNA’s reserves and the actuarial point estimate is due to the two most recent complete accident years. The claim data from these accident years is very immature. CNA believes it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. For Other Insurance the carried reserve is slightly higher than the actuarial point estimate. While the actuarial estimates for APMT exposures reflect current knowledge, CNA feels it is prudent, based on the history of developments in this area, to reflect some margin in the carried reserve until the ultimate outcome of the issues associated with these exposures is clearer.

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

CNA’s recorded reserves are CNA management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which CNA believes a material deviation to CNA’s reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.

Within Standard Lines, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, CNA estimates that CNA’s net reserves would increase by approximately $450.0 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, CNA estimates that CNA’s net reserves would decrease by approximately $400.0 million. CNA’s net reserves for Standard Lines workers’ compensation were approximately $3.9 billion at December 31, 2005.

For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15.0%, CNA estimates that CNA’s net reserves would increase by approximately $380.0 million. If the estimated incurred development factor for general liability decreases by 14.0%, CNA estimates that CNA’s net reserves would decrease by approximately $340.0 million. CNA’s net reserves for Standard Lines general liability were approximately $4.1 billion at December 31, 2005.

Within Specialty Lines, CNA believes a material deviation to CNA’s net reserves is reasonably possible for the Professional Liability Insurance (“CNA Pro”) group. CNA Pro provides professional liability coverages to various professional firms as well as directors and officers (“D&O”), errors and omissions, employment practices, fiduciary and fidelity coverages. CNA Pro also offers insurance products to serve the healthcare delivery system. The most significant factor affecting CNA Pro reserve estimates is claim severity. Claim severity for CNA Pro is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for CNA Pro increases by 7.0%, CNA estimates that CNA Pro net reserves would increase by approximately $250.0 million. If the estimated claim severity for CNA Pro decreases by 4.0%, CNA estimates that CNA Pro net reserves would decrease by approximately $140.0 million. CNA’s net reserves for CNA Pro were approximately $3.4 billion at December 31, 2005.

Within Other Insurance, the two types of business for which CNA believes a material deviation to CNA’s net reserves is reasonably possible are CNA Re and APMT.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for

CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 20.0%, CNA estimates that CNA’s net reserves for CNA Re would increase by approximately $170.0 million. If the estimated incurred development factor for CNA Re decreases by 19.0%, CNA estimates that CNA’s net reserves would decrease by approximately $150.0 million. CNA’s net reserves for CNA Re were approximately $1.3 billion at December 31, 2005.

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

Reinsurance

Due to significant catastrophes during 2005, the cost of CNA’s catastrophe reinsurance program has increased in 2006. CNA’s catastrophe reinsurance protection cost CNA premiums of approximately $64.0 million in 2005, including reinstatement premiums and will cost CNA approximately $79.0 million in 2006 before the impact of any reinstatement premiums.

The terms of CNA’s 2006 programs are different than those of its 2005 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $200.0 million and $700.0 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. CNA’s co-participation is 30.0% of the first $125.0 million layer, 15.0% of the next $175.0 million layer and 10.0% of the remaining layer. CNA’s Marine treaty provides $65.0 million of protection above a $20.0 million retention on the accumulation of losses arising out of a single catastrophe occurrence.

In addition to these reinsurance treaties, CNA’s exposure to aggregation of certain catastrophe events is further mitigated by an Aggregate Property Catastrophe treaty. The Aggregate Property Catastrophe treaty covers 92.0% of $150.0 million of losses above a retention of $125.0 million from named earthquake or wind storm catastrophes in the United States, its territories and possessions, and Canada, which exceed $35.0 million. For any single event, the maximum that can be applied to CNA’s retention or recovered under the treaty is $75.0 million.

CNA’s overall ceded reinsurance program includes certain finite property and casualty contracts that were entered into and are accounted for on a funds withheld basis. Under the funds withheld basis, CNA records the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash is recorded as funds withheld liabilities. CNA is required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability is reduced by any cumulative claim payments made by CNA in excess of its retention under the reinsurance contract. If the funds withheld liability is exhausted, interest crediting will cease and additional claim payments are recoverable from the reinsurer.

Effective July 25, 2006, CNA commuted its CCC Cover resulting in a reduction of Reinsurance Receivables of approximately $761.0 million and a corresponding reduction of $761.0 million in the funds withheld liability, which was included in Reinsurance Balances Payable on the Consolidated Condensed Balance Sheet. This commutation had no impact on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2006. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

As of September 30, 2006 and December 31, 2005, there were 12 and 13 ceded reinsurance treaties inforce that CNA considers to be finite reinsurance. These treaties provide reinsurance protection for individual accident years 1999 through 2002 on specified portions of CNA’s domestic property and casualty business. Further information on the impacts of these reinsurance programs is included in Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

Restructuring

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, CNA reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result, the excess remaining accrual was released in the second quarter of 2006, resulting in income of $7.3 million after tax and minority interest for the nine months ended September 30, 2006.

Segment Results

The following discusses the results of operations for CNA’s operating segments. In evaluating the results of the Standard Lines and Specialty Lines, CNA management utilizes the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except %)

Net written premiums	$1,121.0	$1,047.0	$3,394.0	$3,352.0
Net earned premiums	1,128.0	1,080.0	3,310.0	3,333.0
Net investment income	239.0	186.0	705.3	540.0
Net operating income (loss) before net realized
investment gains	146.2	(131.5)	420.0	52.0
Net realized investment gains (losses)	9.9	30.7	(3.7)	38.5
Net income (loss)	156.1	(100.8)	416.3	90.5

Ratios:
Loss and loss adjustment expense	68.7%	106.3%	69.4%	82.5%
Expense	30.1	33.0	30.7	32.2
Dividend	0.4	0.3	0.4	0.5
Combined	99.2%	139.6%	100.5%	115.2%

Three Months Ended September 30, 2006 Compared to 2005

Net written premiums for Standard Lines increased $74.0 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was driven by improved new business, rate and retention in the Property lines of business. In addition, there was $21.0 million of reinsurance reinstatement premiums recorded in 2005 due to the hurricanes, which reduced written premiums in the 2005 period, and favorable premium development as discussed below. These favorable impacts were partially offset by increased reinsurance costs in 2006. Net earned premiums increased $48.0 million for the three months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premiums written.

Standard Lines averaged rate increases of 1.0% for the three months ended September 30, 2006, as compared to average rate decreases of 2.0% for the three months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 78.0% were achieved for those contracts that were up for renewal in each period.

Net results increased $256.9 million for the three months ended September 30, 2006 as compared with the same period in 2005. This improvement was attributable to increased net operating results, partially offset by lower net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating results increased $277.7 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by the significant decrease of catastrophe impacts in 2006, an increase in net investment income and favorable impacts of net prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $10.8 million after tax and minority interest. The 2005 catastrophe impacts of $255.5 million after tax and minority interest included estimated net losses related to Hurricanes Katrina, Rita, Dennis and Ophelia, net of reinsurance recoveries, and include the effect of reinstatement premiums and estimated insurance assessments. These increases to operating income were partially offset by less favorable current accident year results.

The combined ratio improved 40.4 points for the three months ended September 30, 2006 as compared with the same period in 2005. The loss ratio improved 37.6 points. The 2005 loss ratio included 40 points related to the impact of catastrophes.

The expense ratio improved 2.9 points for the three months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily due to a decrease in the bad debt provision for insurance receivables.

Favorable net prior year development of $13.0 million was recorded for the three months ended September 30, 2006, including $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $19.0 million of favorable premium development. Unfavorable net prior year development of $25.0 million, including $18.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2005. Further information on Standard Lines Net Prior Year Development for the three months ended September 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2006 Compared to 2005

Net written premiums for Standard Lines increased $42.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was driven by favorable rate and retention primarily in the Property lines of business. In addition, there was $21.0 million of reinsurance reinstatement premiums recorded in 2005 due to the hurricanes. This favorability is partially offset by increased ceded premiums in 2006 as compared to 2005, primarily related to favorable ceded premium development recorded in 2005 resulting from an unfavorable arbitration ruling on two reinsurance treaties and increased reinsurance costs in 2006. Net earned premiums decreased $23.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005.

Standard Lines averaged flat rates for the nine months ended September 30, 2006, as compared to average rate decreases of 2.0% for the nine months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 76.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $325.8 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by lower net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $368.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by a significant decrease of catastrophe impacts in 2006, an increase in net investment income and favorable impacts of net prior year development as discussed below. These increases to operating income were partially offset by less favorable current accident year results.

The combined ratio improved 14.7 points for the nine months ended September 30, 2006, as compared with the same period in 2005. The loss ratio improved 13.1 points. The 2005 loss ratio included 13.1 points related to the impact of catastrophes. In addition, the loss ratio was impacted by favorable net prior year development in 2006, as discussed in further detail below. These favorable impacts were partially offset by higher current accident year losses across most lines of business.

The expense ratio improved 1.5 points for the nine months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily due to a decrease in the bad debt provision for insurance receivables. In addition, the 2005 ratio included increased commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.

Favorable net prior year development of $22.0 million was recorded for the nine months ended September 30, 2006, including $70.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $92.0 million of favorable premium development. Unfavorable net prior year development of $97.0 million, including $202.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $105.0 million of favorable premium development, was recorded for the nine months ended September 30, 2005. Further information on Standard Lines Net Prior Year Development for the nine months ended September 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Standard Lines.

	September 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$6,843.0	$7,033.0
Gross IBNR Reserves	7,979.0	8,051.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,822.0	$15,084.0

Net Case Reserves	$5,117.0	$5,165.0
Net IBNR Reserves	6,484.0	6,081.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,601.0	$11,246.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except %)

Net written premiums	$675.0	$649.0	$1,948.0	$1,838.0
Net earned premiums	654.0	628.0	1,915.0	1,831.0
Net investment income	100.2	74.0	286.6	197.0
Net operating income before net realized
investment gains (losses)	107.5	98.9	311.5	244.6
Net realized investment gains (losses)	3.6	9.6	(2.4)	17.5
Net income	111.1	108.5	309.1	262.1

Ratios:
Loss and loss adjustment expense	60.7%	58.4%	60.4%	63.3%
Expense	25.8	27.3	26.4	26.3
Dividend	0.1	0.2	0.1	0.2
Combined	86.6%	85.9%	86.9%	89.8%

Three Months Ended September 30, 2006 Compared to 2005

Net written premiums for Specialty Lines increased $26.0 million for the three months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved retention across certain professional liability insurance lines of business. Net earned premiums increased $26.0 million for the three months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.

Specialty Lines averaged rate decreases of 1.0% for the three months ended September 30, 2006, as compared to average rate increases of 2.0% for the three months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 86.0% and 84.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $2.6 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by reduced realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $8.6 million for the three months ended September 30, 2006 as compared with the same period in 2005. This increase was primarily driven by an increase in net investment income and reduced catastrophe impacts in 2006. Catastrophe impacts were less than $0.9 million after tax and minority interest for the three months ended September 30, 2006, as compared to $12.8 million after tax and minority interest for the three months ended September 30, 2005. These favorable impacts were partially offset by less favorable current accident year results.

The combined ratio increased 0.7 points for the three months ended September 30, 2006 as compared with the same period in 2005. The loss ratio increased 2.3 points, primarily due to higher current accident year losses in certain professional liability insurance lines of business, partially offset by decreased catastrophe losses for the three months ended September 30, 2006 as compared with the same period in 2005.

The expense ratio decreased 1.5 points for the three months ended September 30, 2006 as compared with the same period in 2005. The 2005 ratio included a change in estimate related to profit commissions in the warranty line of business, which is entirely offset in the loss ratio.

Unfavorable net prior year development of $2.0 million, including $4.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2006. Favorable net prior year development of $1.0 million, including $7.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2005. Further information on Specialty Lines Net Prior Year Development for the three months ended September 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2006 Compared to 2005

Net written premiums for Specialty Lines increased $110.0 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to improved retention across certain lines of business. Net earned premiums increased $84.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005, consistent with the increased premium written.

Specialty Lines averaged flat rates for the nine months ended September 30, 2006, as compared to average rate increases of 1.0% for the nine months ended September 30, 2005 for the contracts that renewed during those periods. Retention rates of 87.0% and 86.0% were achieved for those contracts that were up for renewal in each period.

Net income increased $47.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This increase was attributable to increased net operating income, partially offset by reduced realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $66.9 million for the nine months ended September 30, 2006 as compared with the same period in 2005. This improvement was primarily driven by an increase in net investment income, favorable impacts of net prior year development as discussed below and reduced catastrophe impacts in 2006. Also, the 2005 results included a $15.5 million loss, after the impact of taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Partially offsetting these favorable impacts were less favorable current accident year results.

The combined ratio improved 2.9 points for the nine months ended September 30, 2006 as compared with the same period in 2005. The loss ratio improved by 2.9 points due to favorable net prior year development and decreased catastrophe losses in 2006.

Favorable claim and allocated claim adjustment expense reserve development of $1.0 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006. Unfavorable net prior year development of $41.0 million, including $31.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $10.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2005. Further information on Specialty Lines Net Prior Year Development for the nine months ended September 30, 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Specialty Lines.

	September 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$1,724.0	$1,907.0
Gross IBNR Reserves	3,783.0	3,298.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,507.0	$5,205.0

Net Case Reserves	$1,352.0	$1,442.0
Net IBNR Reserves	2,813.0	2,352.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,165.0	$3,794.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In millions)

Net earned premiums	$160.0	$169.0	$482.0	$539.0
Net investment income	179.6	179.0	504.2	431.0
Net operating income (loss) before net realized
investment losses	(13.1)	(31.5)	(11.6)	(26.3)
Net realized investment losses	(6.3)	(1.5)	(33.4)	(4.9)
Net income (loss)	(19.4)	(33.0)	(45.0)	(31.2)

Three Months Ended September 30, 2006 Compared to 2005

Net earned premiums for Life and Group Non-Core decreased $9.0 million for the three months ended September 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results increased $13.6 million for the three months ended September 30, 2006 as compared with the same period in 2005. The 2005 net results included a $15.5 million provision for estimated indemnification liabilities related to the sold individual life business. This improvement was offset by increased net realized investment losses. See the Investment section of this MD&A for further discussion of net investment income and net realized investment results.

Nine Months Ended September 30, 2006 Compared to 2005

Net earned premiums for Life and Group Non-Core decreased $57.0 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased by $13.8 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The decrease in net results is primarily due to higher net realized investment losses. In addition, the 2005 net results included a change in estimate which reduced a prior accrual of state premium taxes and income related to agreements with buyers of sold businesses which ended as of December 31, 2005. Partially offsetting these unfavorable impacts was increased net investment income. The net investment income was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. Also, included in the 2006 results is $11.7 million of income related to the resolution of contingencies, and the absence of a 2005 $15.5 million provision for estimated indemnification liabilities related to the sold individual life business. See the Investment section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Net investment income	$81.0	$61.0	$226.0	$177.0
Revenues	88.4	59.3	197.2	251.3
Net operating income before net realized
investment gains (losses)	16.4	32.9	35.6	129.8
Net realized investment gains (losses)	16.6	(0.2)	5.9	(9.0)
Net income (loss)	33.0	32.7	41.5	120.8

Three Months Ended September 30, 2006 Compared to 2005

Revenues increased $29.1 million for the three months ended September 30, 2006 as compared with the same period in 2005. The increase in revenues was primarily due to increased net investment income, improved realized investment results and interest income related to a federal income tax settlement. See the Investments section of this MD&A for further discussion of net investment income and realized investment results. See Note 16 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further discussion on the federal income tax settlement.

Net income was essentially unchanged for the three months ended September 30, 2006 as compared with the same period in 2005. Net income benefited from the increased revenue as discussed above and a $3.0 million benefit related to a federal income tax settlement. These increases were offset by the discontinuation of royalty income related to a sold business, an increase in current accident year losses related to mass torts and increased interest costs related to the issuance of $750.0 million of senior notes in August 2006.

There was $3.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006. Unfavorable net prior year premium development of $1.0 million was recorded for the three months ended September 30,2005. There was no net prior year claim and allocated claim adjustment expense reserve development for the three months ended September 30, 2005. Further information on Other Insurance Net Prior Year Development for 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2006 Compared to 2005

Revenues decreased $54.1 million for the nine months ended September 30, 2006 as compared with the same period in 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4.0 million and $121.0 million as further discussed in Note 16 of the Notes to Consolidated Condensed Financial Statements included under Item 1. This decrease was partially offset by increased net investment income and improved realized investment results.

Net income decreased $79.3 million for the nine months ended September 30, 2006 as compared with the same period in 2005. The decrease in net income was due to the reduced federal income tax settlement and the items discussed in the three month comparison above. Partially offsetting these decreases was a commutation loss in 2005 of $32.9 million after tax and minority interest, which is a component of the 2005 unfavorable net prior year development referenced below.

Unfavorable net prior year development of $16.0 million was recorded for the nine months ended September 30, 2006, including $15.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1.0 million of unfavorable premium development. Unfavorable net prior year development of $89.0 million was recorded for the nine months ended September 30, 2005, including $74.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15.0 million of unfavorable premium development. Further information on Other Insurance Net Prior Year Development for 2006 and 2005 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

 The following table summarizes the gross and net carried reserves as of September 30, 2006 and December 31, 2005 for Other Insurance.

	September 30,	December 31,
	2006	2005
(In millions)

Gross Case Reserves	$2,766.0	$3,297.0
Gross IBNR Reserves	3,777.0	4,075.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,543.0	$7,372.0

Net Case Reserves	$1,390.0	$1,554.0
Net IBNR Reserves	2,023.0	1,902.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,413.0	$3,456.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of federal legislation to address asbestos claims; an increase in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; an increase in costs to defend asbestos, pollution and mass tort claims; expanding liability against CNA’s policyholders in environmental and mass tort matters; broadened scope of clean-up resulting in increased liability to CNA’s policyholders; a further increase of claims and claims payment that may exhaust underlying umbrella and excess coverage at accelerated rates; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

CNA has annually performed ground up reviews of all open APMT claims to evaluate the adequacy of its APMT reserves. In performing CNA’s comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for CNA’s representation and CNA’s actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies CNA issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	September 30, 2006		December 31, 2005
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,735.0	$585.0	$2,992.0	$680.0
Ceded reserves	(1,255.0)	(220.0)	(1,438.0)	(257.0)
Net reserves	$1,480.0	$365.0	$1,554.0	$423.0

Asbestos

In the past several years, CNA experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In subsequent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been mounted. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66% and up to 90%. Some courts and some state statutes mandate that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” continue to challenge those orders and statutes. Therefore, the ultimate impact of the orders and statutes on future asbestos claims remains uncertain.

Several factors are, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices are currently in litigation and the ultimate impact or success of these tactics remains uncertain. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion.

As a result of bankruptcies and insolvencies, CNA had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. The rate of new bodily injury claims moderated in 2004 and 2005, although the number of policyholders claiming coverage for asbestos related claims has remained relatively flat in the past several years.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81% of CNA’s total active asbestos accounts are classified as small accounts at September 30, 2006.

CNA also evaluate its asbestos liabilities arising from CNA’s assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2006 and December 31, 2005.

September 30, 2006	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	15	$33.0	$151.0	10.2%
Wellington	3	1.0	14.0	0.9
Coverage in place	37	(12.0)	90.0	6.1
Fibreboard	1		54.0	3.6
Total with settlement agreements	56	22.0	309.0	20.8

Other policyholders with active accounts
Large asbestos accounts	209	36.0	246.0	16.6
Small asbestos accounts	1,096	14.0	84.0	5.7
Total other policyholders	1,305	50.0	330.0	22.3

Assumed reinsurance and pools		4.0	143.0	9.7
Unassigned IBNR			698.0	47.2
Total	1,361	$76.0	$1,480.0	100.0%

December 31, 2005

Policyholders with settlement agreements
Structured settlements	13	$30.0	$167.0	10.7%
Wellington	4	2.0	15.0	1.0
Coverage in place	34	13.0	58.0	3.7
Fibreboard	1		54.0	3.5
Total with settlement agreements	52	45.0	294.0	18.9

Other policyholders with active accounts
Large asbestos accounts	199	68.0	273.0	17.6
Small asbestos accounts	1,073	23.0	135.0	8.7
Total other policyholders	1,272	91.0	408.0	26.3

Assumed reinsurance and pools		6.0	143.0	9.2
Unassigned IBNR			709.0	45.6
Total	1,324	$142.0	$1,554.0	100.0%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. A court ruling by the United States Court of Appeals for the Fourth Circuit has supported certain of CNA’s positions with respect to coverage for “non-products” claims. However, adverse developments with respect to such matters could have a material adverse effect on our results of operations and/or equity.

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

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2006 and December 31, 2005.

September 30, 2006	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	12	$14.0	$10.0	3.4%
Coverage in place	18	4.0	22.0	7.5
Total with Settlement Agreements	30	18.0	32.0	10.9

Other Policyholders with Active Accounts
Large pollution accounts	110	16.0	52.0	17.8
Small pollution accounts	358	8.0	37.0	12.6
Total Other Policyholders	468	24.0	89.0	30.4

Assumed Reinsurance & Pools		1.0	32.0	10.9
Unassigned IBNR			140.0	47.8
Total	498	$43.0	$293.0	100.0%

December 31, 2005	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	6	$10.0	$17.0	5.1%
Coverage in place	16	10.0	23.0	6.8
Total with Settlement Agreements	22	20.0	40.0	11.9

Other Policyholders with Active Accounts
Large pollution accounts	120	18.0	63.0	18.8
Small pollution accounts	362	15.0	50.0	14.9
Total Other Policyholders	482	33.0	113.0	33.7

Assumed Reinsurance & Pools		3.0	33.0	9.8
Unassigned IBNR			150.0	44.6
Total	504	$56.0	$336.0	100.0%
Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three and nine months ended September 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Manufactured products	$986.0	$928.4	$2,818.1	$2,651.8
Net investment income	27.4	18.9	71.6	43.4
Investment (losses) gains	0.1		(0.5)	(2.0)
Other			0.1	6.1
Total	1,013.5	947.3	2,889.3	2,699.3
Expenses:
Cost of sales	573.7	543.9	1,638.0	1,605.0
Other operating	83.6	95.3	285.3	282.3
Total	657.3	639.2	1,923.3	1,887.3
	356.2	308.1	966.0	812.0
Income tax expense	137.3	115.2	374.5	316.1
Net income	$218.9	$192.9	$591.5	$495.9

Revenues increased by $66.2 million and $190.0 million, or 7.0% and 7.0%, and net income increased by $26.0 million and $95.6 million, or 13.5% and 19.3%, in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

The increase in revenues in the three months ended September 30, 2006, as compared to the corresponding period of 2005, is due to higher net sales of $57.6 million and higher investment income of $8.6 million. Net sales revenue increased $59.6 million due to increased unit sales volume, assuming prices were unchanged from the prior year, partially offset by $2.0 million due to lower effective unit prices reflecting higher sales promotion expenses (accounted for as a reduction to net sales). Net investment income increased due primarily to higher invested balances and higher interest rates.

Net income increased in the three months ended September 30, 2006, as compared to the corresponding period of 2005, due primarily to the higher revenues discussed above and lower pretax charges of $7.9 million due to a federal assessment relating to the repeal of the federal supply management program for tobacco growers partially offset by a $4.3 million increase in promotional expenses included in cost of sales, higher State Settlement Agreement costs and higher other operating expenses as described below. Lorillard recorded pretax charges of $242.8 million and $223.9 million ($149.3 million and $140.8 million after taxes) for the three months ended September 30, 2006 and 2005, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $18.9 million pretax increase in tobacco settlement costs for the three months ended September 30, 2006 is due to the impact of the inflation adjustment ($9.0 million) and higher gross unit sales ($11.9 million), partially offset by other adjustments ($2.0 million) under the State Settlement Agreements.

The increase in revenues in the nine months ended September 30, 2006, as compared to the corresponding period of 2005, is primarily due to higher net sales of $166.3 million and higher investment income of $29.7 million, partially offset by a decrease in other income of $6.0 million. Net sales revenue increased $96.1 million due to increased unit sales volume, assuming prices were unchanged from the prior year and $70.2 million due to higher effective unit prices reflecting lower sales promotion expenses. Other revenues in 2005 included interest of $6.1 million relating to a refund of income taxes paid in prior years.

Net income increased in the nine months ended September 30, 2006, as compared to the corresponding period of 2005, due primarily to the higher revenues discussed above and a $9.9 million reduction in promotional expenses included in cost of sales, partially offset by higher State Settlement Agreement costs and higher other operating expenses. Lorillard recorded pretax charges of $696.3 million and $658.2 million ($426.4 million and $402.0 million after taxes) for the nine months ended September 30, 2006 and 2005, to record its obligations under the State Settlement Agreements. The $38.1 million pretax increase in tobacco settlement costs in the nine months ended September 30, 2006, as compared to the comparable period of 2005, is due to the impact of the inflation adjustment ($31.9 million) and charges for higher gross unit sales ($12.2 million), partially offset by other adjustments ($6.0 million) under the State Settlement Agreements. In April of 2006, Lorillard commenced a restructuring of its sales and market research organization and offered an early retirement program to eligible employees. For the nine months ended September 30, 2006, Lorillard recorded restructuring costs of $16.4 million in other operating expenses primarily for early retirement and curtailment charges on pension and other postretirement benefit plans.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 3.3% and 2.3% in the three and nine months ended September 30, 2006, as compared with the corresponding periods of 2005. Industry sales for premium brands were 72.9% and 72.5% of the total market in the three and nine months ended September 30, 2006, as compared to 71.0% and 71.3% for the corresponding periods of 2005.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 5.1% and 1.8% in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. Domestic wholesale volume increased 5.7% and 2.0% in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. Total Newport unit sales volume increased 5.5% and 2.0% in the three and nine months ended September 30, 2006. Newport domestic volume increased 6.2% and 2.2% in the three and nine months ended September 30, 2006, as compared with the corresponding periods of 2005. These results continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.3% for the first nine months of 2006. Although deep discount brands have shown a decrease of 0.8% for the first nine months of 2006 versus the first nine months of 2005, these brands continue to be a significant competitive factor in the domestic U.S. market.

Menthol cigarettes as a percent of the total industry increased to 27.8% and 27.7% for the three and nine months ended September 30, 2006, as compared to 27.1% for each of the corresponding periods of 2005. Newport, the industry’s largest menthol brand, has a 33.6% and 33.1% share of the menthol segment for the three and nine months ended September 30, 2006, as compared to 32.5% and 32.7% for the corresponding periods of 2005.

Newport, a premium brand, accounted for approximately 91.8% of Lorillard’s unit sales volume for each of the three and nine months ended September 30, 2006, as compared to 91.5% and 91.7% for the corresponding periods of 2005.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $12.7 million, $22.8 million, $48.9 million, and $61.8 million for the three and nine months ended September 30, 2006 and 2005. Numerous factors affect product liability defense costs. The principal factors are as follows:

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

Selected Market Share Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Units in billions)

Total domestic Lorillard unit volume (1)	9.623	9.101	27.232	26.710
Total domestic industry unit volume (1)	96.000	99.258	280.624	287.177

Lorillard’s share of the domestic market (1)	10.0%	9.2%	9.7%	9.3%
Lorillard’s premium segment as a percentage of its
total domestic volume (1)	94.7%	95.0%	94.9%	95.3%
Lorillard’s share of the premium segment (1)	13.0%	12.3%	12.7%	12.4%

Newport share of the domestic market (1)	9.2%	8.4%	8.9%	8.5%
Newport share of the premium segment (1)	12.6%	11.8%	12.3%	11.9%
Total menthol segment market share for the industry (2)	27.8%	27.1%	27.7%	27.1%
Total discount segment market share for the industry (1)	27.1%	29.0%	27.5%	28.7%
Newport’s share of the menthol segment (2)	33.6%	32.5%	33.1%	32.7%
Newport as a percentage of Lorillard’s (3):
Total volume	91.8%	91.5%	91.8%	91.7%
Net sales	93.4%	92.8%	93.2%	92.9%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 - Legal Proceedings of our 2005 Annual Report on Form 10-K and Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The cigarette market is highly concentrated with Lorillard’s two major competitors, Philip Morris USA and Reynolds American Inc. having a combined market share of approximately 77.2% in the first nine months of 2006. In addition, Reynolds American Inc. owns the third and fourth leading menthol brands, Kool and Salem, which have a combined share of the menthol segment of approximately 18.4%. The concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, which is already exacerbated by restrictive marketing programs of Lorillard’s larger competitors, and could impact price competition among menthol brands.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. industry cigarette shipments have decreased at a compound annual rate of approximately 2.4% over the period 1996 through 2005, according to volume information provided by MSAI.

•
Competition from deep discounters who enjoy competitive cost and pricing advantages because they are not subject to the same payment obligations under the State Settlement Agreements as Lorillard. Market share for the deep discount brands decreased from 13.1% in the first nine months of 2005 as compared to 12.3% for the first nine months of 2006, as estimated by MSAI. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

•
Continuing sizable industry-wide promotional expenses and sales incentives are being implemented in response to declining unit volume, state excise tax increases and continuing competition among the three largest cigarette manufacturers, including Lorillard, and smaller participants who have established a competitive level of market share in recent years, principally in the deep discount cigarette segment. As a result of on-going high levels of competition based on the retail price of brands and the competitive price advantages of deep discounters, the ability of Lorillard and the other major manufacturers to raise prices has been adversely affected. While the environment remains highly price competitive, during 2005 and for the first nine months of 2006, Lorillard reduced promotional and sales incentives which had the effect of increasing unit prices.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first nine months of 2006, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.00 per pack. In the first nine months of 2006, excise tax increases ranging from $0.05 to $1.00 per pack were implemented in five states and two municipalities. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is an 85% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$134.3	$121.5	$440.6	$390.8
Net investment income	0.6	0.8	1.8	2.2
Total	134.9	122.3	442.4	393.0
Expenses:
Operating	88.8	99.7	264.1	255.1
Interest	15.0	15.0	45.8	44.7
Total	103.8	114.7	309.9	299.8
	31.1	7.6	132.5	93.2
Income tax expense	10.7	3.1	45.2	37.1
Minority interest	4.5		19.2
Net income	$15.9	$4.5	$68.1	$56.1

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

    Revenues for Boardwalk Pipeline’s parking and lending (“PAL”) services and certain of its storage service for which it is authorized to charge market-based rates are affected by period-to-period natural gas price spreads (for example, summer to winter). In recent periods, these price spreads have been wider and more volatile than in previous years, resulting in significant increases in parking and lending and storage revenues. Boardwalk Pipeline is uncertain if these recent favorable trends in period-to-period natural gas price spreads will continue. A reversal of this trend could result in lower revenues and profits from these services in future periods.

Operating expenses typically do not vary significantly based upon the amount of gas transported with the exception of gas consumed by Gulf South’s compressor stations. Gulf South’s fuel recoveries are included as part of transportation revenues.

Total revenues increased by $12.6 million to $134.9 million for the three months ended September 30, 2006, compared to $122.3 million for the three months ended September 30, 2005. Storage and parking and lending services increased revenues by $9.0 million primarily due to favorable natural gas price spreads and volatility in forward gas prices. In addition, operating revenues increased due to higher transportation fees of $7.7 million related to higher reservation rates on demand for capacity and additional capacity reserved by shippers due to higher production in the East Texas region. These increases were partially offset by a $3.6 million decrease in usage fees on interruptible services due to 2006 volumes being transported on new firm contracts.

Net income increased by $11.4 million to $15.9 million for the three months ended September 30, 2006, compared to $4.5 million for the three months ended September 30, 2005. The increase was primarily due to the higher revenues discussed above and a decrease in operating expenses of $10.9 million. Minority interest expense reflects the impact of Boardwalk Pipeline’s initial public offering of a 14.5% limited partnership interest in November of 2005. Operating expenses in the third quarter of 2006, as compared to the corresponding period of 2005, include an $8.1 million decrease in company used gas due to lower natural gas prices and operational efficiencies resulting in decreased usage and a $4.6 million reduction in hurricane-related expense as compared to the corresponding period of 2005.

Total revenues increased by $49.4 million to $442.4 million for the nine months ended September 30, 2006, compared to $393.0 million for the nine months ended September 30, 2005. Storage and parking and lending services improved revenues by $25.5 million primarily due to favorable natural gas price spreads and volatility in forward gas prices. In addition, operating revenues increased due to higher transportation fees of $20.0 million related to higher reservation rates on demand for capacity and additional capacity reserved by shippers due to higher production in the East Texas region. Fuel related revenues increased by $5.5 million due to an increase in realized gas prices, including revenues locked in at favorable rates through hedging activities.

Net income increased by $12.0 million to $68.1 million for the nine months ended September 30, 2006, as compared to $56.1 million for the nine months ended September 30, 2005, primarily due to the increased revenues discussed above, partially offset by $19.2 million of minority interest expense and a $9.0 million increase in operating expenses. Operating expenses in the first nine months of 2006, as compared to the corresponding period of 2005, include a $6.9 million increase in labor and outside services, a $6.5 million increase related to postretirement benefits other than pensions and pension expense recognition as a result of the Texas Gas rate case settlement and a $3.5 million increase in benefits expense due to the recognition of a special termination benefit charge as a result of the Texas Gas early retirement incentive program. Operating expenses also reflect a $3.1 million increase in various overhead costs primarily from growth in operations and a $2.8 million increase in costs for transportation of gas on third-party pipelines to provide additional deliveries to the market area. These increases were partially offset by an $8.7 million reduction in hurricane-related expense as compared to the corresponding period of 2005, and a $6.1 million decrease in company used gas due to operational efficiencies resulting in decreased usage. Interest expense for the nine months ended September 30, 2006 increased by $1.1 million, primarily due to borrowings under a credit facility.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 54% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$517.6	$346.0	$1,478.8	$897.0
Net investment income	10.0	6.1	26.8	18.0
Investment gains (losses)	0.1	(0.2)	(0.1)	(1.5)
Total	527.7	351.9	1,505.5	913.5
Expenses:
Operating	300.1	225.8	819.7	666.2
Interest	6.2	8.4	18.7	33.7
Total	306.3	234.2	838.4	699.9
	221.4	117.7	667.1	213.6
Income tax expense	64.5	39.8	203.7	69.6
Minority interest	75.1	37.4	221.8	69.9
Net income	$81.8	$40.5	$241.6	$74.1

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

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s operating expenses represent all direct and indirect costs associated with the operation and maintenance of Diamond Offshore’s drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of Diamond Offshore’s operating expenses. In general, Diamond Offshore’s labor costs increase primarily due to higher salary levels, rig staffing requirements, inflation and the geographic regions in which Diamond Offshore’s rigs operate. In the recent past there has been, and continues to be, upward pressure on salaries and wages as a result of the strengthening offshore drilling market and increased competition for skilled workers. Costs to repair and maintain equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment.

Operating expenses generally are not affected by changes in dayrates and may not be significantly affected by short-term fluctuations in utilization. For instance, if a rig is to be idle for a short period of time, Diamond Offshore may realize few decreases in operating expenses since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain operating expenses such as rig fuel and supply boat costs, which are typically a cost of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income.

    Periods of high, sustained utilization may result in cost increases for maintenance and repairs in order to maintain Diamond Offshore’s equipment in proper, working order. In addition, during periods of high activity and dayrates, higher prices generally pervade the entire offshore drilling industry and its support businesses, which cause Diamond Offshore’s costs for goods and services to increase.

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

Diamond Offshore’s contract drilling backlog at October 16, 2006, was $7.0 billion, consisting of $6.0 billion related to executed contracts and $1.0 billion related to anticipated performance bonuses and customer commitments for which contracts had not yet been executed as of such date. Approximately $0.5 billion of the contracted backlog is expected to be realized during the remainder of 2006, $2.3 billion in 2007 and the remaining $3.2 billion in 2008 through 2012. Diamond Offshore’s contract drilling backlog at July 3, 2006 (the date reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) was $5.4 billion. Contract drilling backlog is calculated assuming full utilization of drilling equipment for the contract period; however, utilization rates, which generally approach 95-98% can be adversely impacted by downtime due to various operating factors including, but not limited to, unscheduled repairs, maintenance and weather.

Revenues increased by $175.8 million and $592.0 million, or 50.0% and 64.8%, and net income increased by $41.3 million and $167.5 million in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $149.9 million and $477.6 million or 64.8% and 75.7% in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005. The increase primarily reflects increased dayrates of $114.3 million and $405.3 million and improved utilization of $35.5 million and $73.7 million.

Revenues from jack-up rigs increased $48.2 million and $130.6 million, or 69.8% and 67.7%, in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005, due primarily to increased dayrates of $61.1 million and $157.9 million, partially offset by decreased utilization of $10.3 million and $16.3 million, respectively. In addition, there was a $1.4 million and $0.8 million reduction in the amortization of deferred mobilization revenue for the three and nine months ended September 30, 2006.

In the third quarter of 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was damaged beyond repair during Hurricane Katrina. The Company recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick. During the three and nine months ended September 30, 2005, this drilling unit generated $4.0 million and $11.8 million in revenues.

Investment income increased by $3.9 million and $8.8 million, for the three and nine months ended September 30, 2006 primarily due to the combined effect of higher interest rates earned on higher average cash balances in 2006, as compared to the prior year.

Net income increased in the three and nine months ended September 30, 2006 due primarily to the increased revenues noted above, and reduced interest expense, partially offset by increased contract drilling expenses driven by higher labor and benefit costs as a result of wage increases and other compensation enhancement programs implemented subsequent to the second quarter of 2005. In addition, Diamond Offshore incurred higher repair and maintenance costs for most of its rigs primarily due to the high utilization of its fleet and higher prices experienced throughout the offshore drilling industry and support busineses.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Operating	$84.6	$81.1	$279.5	$261.6
Net investment income	0.3	0.4	0.7	5.8
Total	84.9	81.5	280.2	267.4
Expenses:
Operating	75.3	73.0	231.3	214.5
Interest	3.2	3.0	9.0	7.8
Total	78.5	76.0	240.3	222.3
	6.4	5.5	39.9	45.1
Income tax expense	1.3	1.8	14.3	12.4
Net income	$5.1	$3.7	$25.6	$32.7

Revenues increased by $3.4 million and $12.8 million, or 4.2% and 4.8%, and net income increased by $1.4 million and decreased by $7.1 million, or 37.8% and 21.7%, for the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

Revenues and net income increased for the three months ended September 30, 2006, as compared to the corresponding period of 2005, due to an increase in revenue per available room to $160.82 compared to $151.94 in the prior year, reflecting improvements in average room rates of $15.70, or 8.3%, partially offset by decreased occupancy rates of 2.3%. Net income for the three months ended September 30, 2005 also includes a lower effective tax rate related to a federal income tax settlement.

Revenues increased in the nine months ended September 30, 2006, as compared to the corresponding period of 2005, due to an increase in revenue per available room to $168.72, compared to $152.91 in the prior year, reflecting improvements in average room rates of $19.03, or 9.7%, and a 0.6% increase in occupancy rates. These increases were partially offset by a non-recurring gain in 2005 of $4.5 million from the early repayment of a note in connection with the sale of a hotel property and lower equity income of $3.0 million due primarily to higher land rent at the Orlando property.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for the nine months ended September 30, 2006 decreased primarily due to the non-recurring gain in 2005 of $4.5 million as discussed above and increased linen and service upgrade costs. The decline in net income was partially offset by the increased revenues and a lower effective tax rate related to a federal income tax settlement.

Corporate and Other

Corporate operations consist primarily of investment income, including investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2006 and 2005 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Revenues:
Manufactured products	$49.5	$39.9	$136.5	$119.4
Net investment income	56.6	81.8	216.8	53.8
Investment gains (losses)	10.7	(6.9)	9.1	(3.1)
Other	4.4	0.2	10.8	10.1
Total	121.2	115.0	373.2	180.2
Expenses:
Cost of sales	24.3	18.7	68.0	57.4
Operating	35.7	31.3	97.5	88.0
Interest	18.8	18.8	57.0	107.4
Total	78.8	68.8	222.5	252.8
	42.4	46.2	150.7	(72.6)
Income tax expense (benefit)	15.5	(4.8)	52.9	(45.1)
Net income (loss)	$26.9	$51.0	$97.8	$(27.5)

Revenues increased by $6.2 million and $193.0 million and net income decreased by $24.1 million and increased by $125.3 million in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

Revenues and net income increased in the three months ended September 30, 2006, as compared to the corresponding period of 2005, due primarily to increased investment gains of $17.6 million, partially offset by lower net investment income of $25.2 million. The decrease in investment income is primarily due to the performance of the Company’s trading portfolio that decreased to $23.8 million from $67.9 million ($15.5 million and $44.1 million after taxes) for the three months ended September 30, 2006 and 2005, respectively. In 2005, the trading portfolio included a $40.7 million gain related to interest rate swaps. Interest income in 2006 increased due to improved yields on higher invested amounts.

Revenues increased in the nine months ended September 30, 2006, as compared to the corresponding period of 2005, due primarily to higher net investment income of $163.0 million and increased investment gains of $12.2 million. Net investment income includes income from the trading portfolio of $117.7 million and $9.7 million ($76.5 million and $6.3 million after taxes) for the nine months ended September 30, 2006 and 2005, respectively, partially offset by a $9.3 million loss for the nine months ended September 30, 2005 related to interest rate swaps. In addition, interest income in 2006 increased due to improved yields on higher invested amounts.

Net income decreased in the three months ended September 30, 2006 due primarily to decreased net investment income, partially offset by increased investment gains.

Net income increased in the nine months ended September 30, 2006 due primarily to the increased revenues discussed above and the absence of costs ($23.1 million after taxes) incurred in 2005 associated with the early retirement of the Company’s $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Net income for 2005 also reflected a lower effective tax rate related to the federal income tax settlement as discussed below.

Subsequent to the settlement of the Company’s 1998 through 2001 tax returns with the Internal Revenue Service, a review of the tax liabilities was performed. As a result, the Company reduced its deferred tax liabilities by $21.2 million in the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2006, net cash provided by operating activities was $1,783.0 million as compared with $1,460.0 million for the same period in 2005. Cash provided by operating activities was favorably impacted by strong premium collections, reinsurance recoveries on catastrophe losses and net investment income, partially offset by increased loss payments, primarily related to 2005 catastrophe losses paid in 2006.

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2006, net cash used by investing activities was $1,490.0 million as compared with $796.0 million for the same period in 2005. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments.

Cash flows from financing activities include proceeds from the issuance of debt or equity securities, outflows for dividends or repayment of debt, outlays to reacquire equity instruments, and deposits and withdrawals related to investment contract products issued by CNA.

For the nine months ended September 30, 2006, net cash used by financing activities was $282.0 million as compared with $667.0 million for the same period in 2005. Cash flows used by financing activities in 2006 were primarily related to the repurchase of the Series H Cumulative Preferred Stock Issue (the Series H Issue) and return of investment contract balances, partially offset by proceeds from the issuance of new debt and common stock. The proceeds from the issuance of new debt and common stock in excess of the amount used to repurchase the Series H Issue will be used to repay at maturity CNA’s 6.75% notes due November 15, 2006.

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital needs.

CNA has an effective shelf registration statement under which it may issue an aggregate of $515.0 million of debt or equity securities. In August 2006, CNA issued common stock and new five and ten-year senior notes in public offerings. See the CNA Series H Preferred Stock section below for further discussion.

CNA Series H Preferred Stock

In December 2002, CNA sold $750.0 million of a new issue of preferred stock, the Series H Issue, to us. The Series H Issue accrued cumulative dividends at an initial rate of 8.0% per year, compounded annually. In August 2006, CNA repurchased the Series H Issue for approximately $993.0 million, a price equal to the liquidation preference.

CNA financed the repurchase of the Series H Issue with the proceeds from its sales of: (i) 7.0 million shares of CNA’s common stock in a public offering for approximately $235.5 million; (ii) $400.0 million of new 6.0% five-year senior notes and $350.0 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of CNA’s common stock to us in a private placement for approximately $264.5 million. CNA will use the proceeds in excess of the amount used to repurchase the Series H Issue to fund the repayment of its $250.0 million outstanding 6.75% senior notes at maturity in November 2006.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it became involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Further information on CNA’s commitments, contingencies and guarantees is provided in Notes 2, 7, 13, and 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Regulatory Matters

CNA has established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure. One phase of this multi-year plan has been completed. This phase served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. As part of this phase, CNA implemented a 100% quota share reinsurance agreement, effective January 1, 2003, ceding all of the net insurance risks of CIC and its then 14 affiliated insurance companies (“CIC Group”) to CCC. Additionally, the ownership of the CIC Group was transferred to CCC in order to align the insurance risks with the supporting capital. In subsequent phases of this plan, CNA will continue its efforts to reduce both the number of U.S. property and casualty insurance entities CNA maintains and the number of states in which these entities are domiciled. In order to facilitate the execution of this plan, CNA has agreed to participate in a working group consisting of several states of the National Association of Insurance Commissioners. Pursuant to its participation in this working group, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes and tying arrangements; (ii) the Securities and Exchange Commission (“SEC”), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. CNA continues to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.

Subsequent to receipt of the SEC subpoena, CNA has been producing documents and providing additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York have conducted interviews with several of CNA’s current and former executives relating to the restatement of its financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC has also requested information relating to CNA’s 2006 restatements. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of our financial results are possible.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) as of October 19, 2006 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

	Insurance Financial Strength Ratings (a)		Debt Ratings (a)
	Property & Casualty	Life	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt

A.M. Best	A	A-	bbb	Not rated
Fitch	A-	A-	BBB-	BBB-
Moody’s	A3	Baa1	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

(a)	A.M. Best, Fitch, Moody’s and Standard & Poor’s outlooks are stable for CNA’s debt and insurance financial strength ratings.

    On October 10, 2006, Fitch affirmed CNA’s current debt and financial strength ratings. The stable rating outlook was unchanged. On August 22, 2006, Standard & Poor’s revised its outlook on CNA Financial Corporation and its insurance subsidiaries to stable from negative.

    If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, CNA’s business and our results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets and the required collateralization of certain future payment obligations or reserves.

    In addition, CNA believes that a lowering of our debt ratings by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in our circumstances. None of the major rating agencies which rates us currently maintains a negative outlook or has us on negative Credit Watch.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $568.0 million of dividend payments for the remainder of 2006 that would not be subject to the Department’s prior approval.

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

Lorillard’s cash payment under the State Settlement Agreements in the nine months ended September 30, 2006 was $713.4 million including Lorillard’s deposit of $108.0 million in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $108.0 million reduction is based upon the OPMs collective loss of market share in 2003.

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

Lorillard’s cash and investments, net of receivables and payables, totaled $1,834.1 million and $1,750.1 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, 77.6% of Lorillard’s cash and investments were invested in money market accounts and 10.7% invested in Treasury Bills with an average duration of approximately 6 months.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of $635.1 million for the nine months ended September 30, 2006, compared to a net cash inflow of $670.8 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At September 30, 2006 and December 31, 2005, cash and investments amounted to $57.6 million and $65.8 million, respectively. Cash flow from operating activities for the nine months ended September 30, 2006 amounted to $184.9 million, compared to $159.7 million in the first nine months of 2005. In the nine months ended September 30, 2006 and 2005, Boardwalk Pipeline’s capital expenditures were $120.2 million and $50.4 million, respectively.

In June of 2006, Boardwalk Pipeline and certain of its subsidiaries entered into a $400.0 million unsecured revolving credit facility which amended and restated the previous $200.0 million facility entered into at the time of its initial public offering. As of September 30, 2006, $60.0 million was outstanding under this facility. The interest rate for the borrowing was 5.73%. The revolving credit facility has a maturity date of June 29, 2011.

In February and March of 2006, Gulf South entered into long-term precedent agreements with customers providing firm commitments for most of the capacity on its 1.7 Bcf per day pipeline expansion project in East Texas/Mississippi. Boardwalk Pipeline expects the total cost for the 1.7 Bcf expansion to be approximately $800.0 million, and expects the new capacity associated with each of these projects to be in service during the second half of 2007. In September of 2006, Gulf South filed a certificate application with FERC to proceed with this project. Gulf South has ordered the critical materials needed to construct this project.

    For the year ending December 31, 2006, Boardwalk Pipeline expects to make capital expenditures of approximately $275.0 million, of which it expects $54.0 million to be for maintenance capital and $221.0 million to be for expansion capital, including approximately $170.0 million to fund its East Texas/Mississippi pipeline expansion project. The amount of expansion capital Boardwalk Pipeline expends in 2006 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

    To hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through December 1, 2006, on October 5, 2006 Boardwalk Pipeline entered into a Treasury rate lock for a notional amount of $250.0 million of principal. The reference rate on the Treasury rate lock was 4.60%. In addition, Boardwalk Pipeline entered into Treasury rate locks with two counterparties in August of 2006 each for a notional amount of $100.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through August 1, 2007. The reference rates on the Treasury rate locks were 5.00% and 4.96%. Under the terms of the Treasury rate locks, settlement amounts will be paid to either Boardwalk Pipeline or the counterparties depending on the movement of the 10-year Treasury rate versus the reference rates.

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

During the nine months ended September 30, 2006, Boardwalk Pipeline paid cash distributions of $0.9188 per unit. On October 23, 2006, Boardwalk Pipeline declared a quarterly distribution of $0.40 per unit.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $788.6 million at September 30, 2006 compared to $844.8 million at December 31, 2005. Cash provided by operating activities was $536.1 million in the first nine months of 2006, compared to $214.5 million in the comparable period of 2005. The increase in cash flow from operations is the result of higher average dayrates and, to a lesser extent, higher utilization earned by Diamond Offshore’s offshore drilling units as a result of an increase in worldwide demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction in 2006 will be approximately $320.1 million. As of September 30, 2006, Diamond Offshore had spent approximately $209.1 for the upgrade costs for two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures in 2006 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $298.6 million. As of September 30, 2006, Diamond Offshore had spent approximately $158.6 million for capital additions.

In November of 2006, Diamond Offshore entered into a $285.0 million syndicated, 5-year senior unsecured revolving credit facility for general corporate purposes, including loans and performance or standby letters of credit. As of November 2, 2006 there were no amounts outstanding under this credit facility.

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

Under current conditions in the insurance marketplace, insurance coverage for offshore drilling rigs, if available, is offered at substantially higher insurance premium rates than in the past and is subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry in recent years and damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums have increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, Diamond Offshore determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, beginning in May of 2006 Diamond Offshore elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For Diamond Offshore’s other physical damage coverage, its deductible will be $150.0 million per occurrence. As a result of Diamond Offshore’s reduced coverage, Diamond Offshore’s premiums for this coverage have been reduced from the amounts it paid in 2005 and are lower than the renewal rates quoted by its insurance carriers. Diamond Offshore also renewed its liability policies in May of 2006, with an increase in premiums and deductibles.Diamond Offshore’s new deductibles under these policies have generally increased to $5.0 million per occurrence, but Diamond Offshore’s deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to approximately $10.0 million per occurrence, with no annual aggregate deductible. In addition, Diamond Offshore has elected to self-insure a portion of its excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. To the extent that Diamond Offshore incurs liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, Diamond Offshore is self-insured for up to a maximum retention of $17.5 million per occurrence. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, or to the property of others for which Diamond Offshore may be liable, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the first quarter of 2006, Diamond Offshore paid a special cash dividend of $1.50 per share. In addition, Diamond Offshore paid regular quarterly cash dividends aggregating $0.375 per share during the nine months ended September 30, 2006.

Loews Hotels

In October of 2006, Loews Hotels entered into a joint venture with a single investor, pursuant to which they will, subject to their respective approval rights set forth in the joint venture agreement, co-invest up to $300.0 million, of which Loews Hotels has committed $75.0 million and the investor has committed $225.0 million, for the acquisition and development of hotels and resorts to be operated by Loews Hotels.

Cash and investments increased to $28.9 million at September 30, 2006 from $19.1 million at December 31, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements, including the joint venture discussed above, are expected to be provided from existing cash balances and operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2006 totaled $5.6 billion, as compared to $2.9 billion at December 31, 2005. The increase in net cash and investments is primarily due to the receipt of $804.7 million in dividends from subsidiaries and net proceeds of $728.4 million from CNA’s repurchase of their Series H preferred stock. We also received net proceeds of $876.8 million and $751.5 million from the sale of 15,000,000 shares of Carolina Group stock in each of August and May of 2006, partially offset by $224.4 million of dividends paid to our shareholders and $254.8 million related to repurchases of our common stock.

As of September 30, 2006, there were 550,506,326 shares of Loews common stock outstanding and 108,309,871 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2006, we purchased 7,502,500 shares of Loews common stock at an aggregate cost of $254.8 million.

    We have an effective Registration Statement on Form S-3 registering the future sale of an unlimited amount of our debt and equity securities.

We continue to pursue conservative financial strategies while seeking opportunities for responsible growth. These include the expansion of existing businesses, full or partial acquisitions and dispositions, and opportunities for efficiencies and economies of scale

Contractual Cash Payment Obligations

Our consolidated contractual cash payment obligations are as follows:

	Payments Due by Period

September 30, 2006	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(In millions)

Debt (a)	$8,047.9	$715.0	$1,379.6	$463.1	$5,490.2
Operating leases	391.5	26.0	125.5	93.5	146.5
Claim and claim expense reserves (b)	31,980.0	2,122.0	11,800.0	6,225.0	11,833.0
Future policy benefits reserves (c)	10,163.0	66.0	353.0	343.0	9,401.0
Policyholder funds reserves (c)	1,032.0	197.0	506.0	181.0	148.0
Guaranteed payment contracts (d)	19.0	7.0	12.0
Purchase obligations (e)	897.4	459.2	438.1	0.1
Total	$52,530.8	$3,592.2	$14,614.2	$7,305.7	$27,018.7

(a)	Includes estimated future interest payments.
(b)
Claim and claim adjustment expense reserves are not discounted and represent CNA's estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of September 30, 2006. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of September 30, 2006. Future policy benefit reserves of $907.0 million and policyholder fund reserves of $49.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)	Primarily relating to telecommunications and software services.
(e)
Consists primarily of obligations aggregating approximately $524.0 million relating to Diamond Offshores’ major upgrade of its Ocean Endeavor and Ocean Monarch rigs and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Also included in this amount is approximately $284.9 million primarily relating to Boardwalk Pipelines' East Texas and Mississippi pipeline expansion projects.

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Fixed maturity securities	$476.4	$393.6	1,371.4	$1,167.4
Short-term investments	61.2	42.3	184.2	103.0
Limited partnerships	46.0	72.3	172.8	189.2
Equity securities	3.4	5.7	17.7	17.7
Income (loss) from trading portfolio (a)	30.4	41.3	62.9	25.1
Interest on funds withheld and other deposits	(10.8)	(49.2)	(65.4)	(138.6)
Other	2.7	2.5	10.8	15.3
Total investment income	609.3	508.5	1,754.4	1,379.1
Investment expenses	(9.7)	(8.5)	(32.6)	(33.8)
Net investment income	599.6	$500.0	1,721.8	$1,345.3

(a)
The change in net unrealized gains (losses) on trading securities, included in net investment income, was $3.0 million, $3.0 million, $(1.0) million and $(4.0) million for the three and nine months ended September 30, 2006 and 2005.

    Net investment income increased by $99.6 million for the three months ended September 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base. In addition, commutations of significant finite reinsurance contracts completed in 2005 and 2006 contributed to the decrease in interest expense. These increases were partially offset by a decrease in investment income from limited partnerships and the trading portfolio. The decreased income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Consolidated Condensed Statements of Income. See Note 5 of the Notes to Consolidated Condensed Financial Statements included under Item 1 regarding additional information about interest costs on funds withheld and other deposits.

    Net investment income increased by $376.5 million for the nine months ended September 30, 2006 compared with the same period of 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in asset base and a reduction of interest expense on funds withheld and other deposits. Commutations of significant finite reinsurance contracts completed in 2005 contributed to the increase in asset base. In addition, commutations of significant finite reinsurance contracts completed in 2005 and 2006 contributed to the decrease in interest expense. Also impacting net investment income was increased income from the trading portfolio of approximately $37.8 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance Claims and Policyholders’ Benefits on the Consolidated Condensed Statements of Income.

The bond segment of the investment portfolio yielded 5.6% and 4.8% for the nine months ended September 30, 2006 and 2005.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$18.6	$2.5	$22.0	$(9.9)
Corporate and other taxable bonds	(17.9)	9.7	(114.2)	(36.0)
Tax-exempt bonds	40.2	3.6	51.5	38.0
Asset-backed bonds	(1.5)	7.0	(15.2)	18.4
Redeemable preferred stock	(2.1)	(0.5)	(3.0)	9.7
Total fixed maturity securities	37.3	22.3	(58.9)	20.2
Equity securities	(2.9)	6.7	3.0	45.5
Derivative securities	(13.0)	53.1	(7.5)	34.4
Short-term investments	(1.6)	1.2	(5.6)	1.4
Other invested assets, including dispositions	6.5	(16.5)	4.7	(27.5)
Allocated to participating policyholders’ and
minority interests	0.3	0.3	2.0	2.3
Total realized investment gains (losses)	26.6	67.1	(62.3)	76.3
Income tax (expense) benefit	(0.6)	(24.8)	25.5	(30.3)
Minority interest	(2.2)	(3.7)	3.2	(3.9)
Net realized investment gains (losses)	$23.8	$38.6	$(33.6)	$42.1

Net realized investment gains were $23.8 million and $38.6 million for the three months ended September 30, 2006 and 2005. The decrease in net realized investment results was primarily driven by an increase in interest related other-than-temporary impairment (“OTTI”) losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the three months ended September 30, 2006, OTTI losses of $27.0 million were recorded primarily in the corporate and other taxable bonds sector. This compares to OTTI losses for the three months ended September 30, 2005 of $10.0 million recorded across various sectors.

Net realized investment losses were $33.6 million for the nine months ended September 30, 2006 as compared to net realized investment gains of $42.1 million for the nine months ended September 30, 2005. The decrease in net realized investment results was primarily driven by decreased gains on sales as a result of increasing interest rates between the two periods, the effect of interest rates on derivative positions and increases in interest related OTTI losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the nine months ended September 30, 2006, OTTI losses of $50.8 million were recorded primarily in the corporate and other taxable bonds sector. This compares to OTTI losses for the nine months ended September 30, 2005 of $42.0 million recorded across various sectors, including an OTTI loss of $20.1 million related to loans to a large national contractor. For additional information on loans to the large national contractor, see Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

A primary objective in the management of the fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. CNA views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on CNA’s views of a specific issuer or industry sector.

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

Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500® index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $30.0 million as of September 30, 2006. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2006, CNA provided $14.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized gains and losses on available-for sale fixed maturity and equity securities, which includes OTTI losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$114.0	$65.0	$216.0	$330.0
Gross realized losses	(77.0)	(43.0)	(275.0)	(310.0)
Net realized gains (losses) on fixed maturity securities	37.0	22.0	(59.0)	20.0
Equity securities:
Gross realized gains	1.0	16.0	9.0	70.0
Gross realized losses	(4.0)	(10.0)	(6.0)	(25.0)
Net realized gains on equity securities	(3.0)	6.0	3.0	45.0
Net realized gains (losses) on fixed maturity
and equity securities	$34.0	$28.0	$(56.0)	$65.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale for the nine months ended September 30, 2006. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Issuer Description and Discussion	Fair Value Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury, including Treasury Inflation-Protected Securities.
Securities sold due to inflationary outlook and asset class
reallocation.	$3,050.0	$12.0	0-6

State of New York revenue bonds. Position was sold to reduce
municipal holdings.	289.0	6.0	0-12

Company provides property and casualty, managed care, life and various other insurance products in the United States. Position
was sold to reduce exposure in the insurance sector.	56.0	5.0	0-6

Corporation operated hybrid fiber-coaxial broadband cable
communications and provides high-speed internet access and
digital video applications. Position was sold to reduce exposure.	92.0	5.0	0-6
Total	$3,487.0	$28.0

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+
means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investment portfolios:

	September 30, 2006		December 31, 2005
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$2,424.0	5.7%	$1,469.0	3.7%
Asset-backed securities	14,030.0	32.7	12,859.0	32.4
States, municipalities and political subdivisions-
tax-exempt	4,437.0	10.3	9,209.0	23.2
Corporate securities	6,734.0	15.7	6,165.0	15.5
Other debt securities	3,475.0	8.1	3,044.0	7.7
Redeemable preferred stock	851.0	2.0	216.0	0.5
Options embedded in convertible debt securities	1.0		1.0
Total fixed maturity securities available-for-sale	31,952.0	74.5	32,963.0	83.0
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	3.0		4.0
Asset-backed securities	51.0	0.1	87.0	0.2
Corporate securities	127.0	0.3	154.0	0.4
Other debt securities	17.0		26.0	0.1
Total fixed maturity securities trading	198.0	0.4	271.0	0.7
Equity securities available-for-sale:
Common stock	373.0	0.9	289.0	0.7
Preferred stock	147.0	0.3	343.0	0.9
Total equity securities available-for-sale	520.0	1.2	632.0	1.6
Equity securities trading	56.0	0.1	49.0	0.1
Short-term investments available-for-sale	8,297.0	19.3	3,870.0	9.8
Short-term investments trading	163.0	0.4	368.0	0.9
Limited partnerships	1,723.0	4.0	1,509.0	3.8
Other investments	30.0	0.1	33.0	0.1
Total general account investments	$42,939.0	100.0%	$39,695.0	100.0%

CNA’s general account investment portfolio consists primarily of asset-backed securities, short term investments, municipal bonds and corporate bonds.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on CNA’s OTTI process and OTTI losses recorded for the three and nine months ended September 30, 2006 and 2005 is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Investments in the general account had a total net unrealized gain of $874.0 million at September 30, 2006 compared with a net unrealized gain of $787.0 million at December 31, 2005. The unrealized position at September 30, 2006 was comprised of a net unrealized gain of $693.0 million for fixed maturities, a net unrealized gain of $181.0 million for equity securities and less than $1.0 million of unrealized gains for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities and a net unrealized loss of $1.0 million for short term securities. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at September 30, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Weighted average life is used in place of contractual maturity for asset-backed securities.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	6.0%	2.0%
Due after one year through five years	45.0	45.0
Due after five years through ten years	33.0	30.0
Due after ten years	16.0	23.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of September 30, 2006 that were in a gross unrealized loss position had a fair value of $724.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2006 and December 31, 2005.

	Estimated	Fair Value as a Percentage of Book Value				Unrealized
September 30, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$622.0	$5.0				$5.0
7-12 months	30.0	1.0				1.0
13-24 months	70.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$724.0	$9.0	$-	$-	$-	$9.0

December 31, 2005

Fixed maturity securities:
Non- investment grade:
0-6 months	$632.0	$20.0	$8.0	$1.0		$29.0
7-12 months	118.0	4.0	6.0			10.0
13-24 months	122.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$874.0	$27.0	$14.0	$1.0	$-	$42.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2006 or December 31, 2005. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of September 30, 2006 that were in an unrealized loss position had a fair value of $7.0 million and unrealized losses of less than $1.0 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA expects to recover the book value of its investment through an anticipated recovery in the fair value of the security.

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

The general account portfolio consists primarily of high quality bonds, 90.6% and 92.1% of which were rated as investment grade (rated BBB or higher) at September 30, 2006 and December 31, 2005. The following table summarizes the ratings of CNA's general account bond portfolio at carrying value.

	September 30, 2006		December 31, 2005
(In millions of dollars)

U.S. Government and affiliated agency securities	$2,580.0	8.2%	$1,628.0	4.9%
Other AAA rated	15,749.0	50.3	18,233.0	55.2
AA and A rated	5,076.0	16.2	6,046.0	18.3
BBB rated	4,974.0	15.9	4,499.0	13.7
Non investment-grade	2,920.0	9.4	2,612.0	7.9
Total	$31,299.0	100.0%	$33,018.0	100.0%

At September 30, 2006 and December 31, 2005, approximately 94.0% and 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2006 was $152.0 million which represents 0.4% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $112.0 million at September 30, 2006. Of these securities, 74.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at September 30, 2006 were $14,081.0 million of asset-backed securities, at fair value, consisting of approximately 62.0% in collateralized mortgage obligations (“CMOs”), 19.0% in corporate asset-backed obligations, 17.0% in corporate mortgage-backed pass-through certificates and 2.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	September 30,	December 31,
	2006	2005
(In millions)

Short-term investments available-for-sale:
Commercial paper	$ 1,619.0	$ 1,906.0
U.S. Treasury securities	3,169.0	251.0
Money market funds	376.0	294.0
Other, including collateral held related to securities lending	3,133.0	1,419.0
Total short-term investments available-for-sale	8,297.0	3,870.0

Short-term investments trading:
Commercial paper	38.0	94.0
U.S. Treasury securities	2.0	64.0
Money market funds	123.0	200.0
Other		10.0
Total short-term investments trading	163.0	368.0

Total short-term investments	$8,460.0	$4,238.0

The fair value of collateral held related to securities lending, included in other short term investments, was $2,385.4 million and $767.4 million at September 30, 2006 and December 31, 2005.

ACCOUNTING STANDARDS

In September of 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for reporting periods ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on our results of operations or equity.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact that adopting SFAS No. 158 will have on our results of operations and equity.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our results of operations and equity.

In July of 2006, the FASB issued FASB Interpretation (”FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have on our results of operations and equity.

In March of 2006, the FASB issued FASB Staff Position (“FSP”) 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. We are currently evaluating the impact that adopting FSP 85-4-1 will have on our results of operations and equity.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting SOP 05-01 will have on our results of operations and equity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a large diversified financial services company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2006 and December 31, 2005, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2006 and December 31, 2005 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $494.0 million and $528.5 million at September 30, 2006 and December 31, 2005, respectively. A 100 basis point decrease would result in an increase in market value of $342.4 million and $328.4 million at September 30, 2006 and December 31, 2005, respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at September 30, 2006 and December 31, 2005, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2006 and December 31, 2005, with all other variables held constant.

Commodity Price Risk - We have exposure to commodity price risk as a result of our investments in gold options. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous decrease of 20% from their levels at September 30, 2006 and December 31, 2005.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Average natural gas prices have increased dramatically in recent years. This rise in gas prices has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of September 30, 2006, the amount of gas loaned out was approximately 5 trillion British thermal units (“TBtu”) and, assuming an average market price during September 2006 of $4.88 per million British thermal units (“MMBtu”), the market value of gas loaned out at September 30, 2006 would have been approximately $24.4 million. As of December 31, 2005, the amount of gas loaned out was approximately 15.0 TBtu and, assuming an average market price during December 2005 of $12.34 per MMBtu, the market value of gas was approximately $185.1 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
(In millions)

Equity markets (1):
Equity securities (a)	$621.7	$441.8	$(155.0)	$(110.0)
Options - purchased	29.0	33.5	6.0	(1.0)
-written	(10.5)	(9.1)	2.0	2.0
Warrants	0.3	0.1
Short sales	(67.5)	(67.3)	17.0	17.0
Limited partnership investments	328.7	371.7	(25.0)	(25.0)

Interest rate (2):
Treasury - short	(307.5)	(78.6)	(25.0)	(7.0)
Futures - short			(136.0)	(10.0)
Interest rate swaps - short	(3.9)	(0.1)	(16.0)	(2.0)
Interest rate swaps - long	3.7		14.0
Short sales - foreign		(19.9)		(2.0)
Fixed maturities - long	769.1	415.7	79.0	3.0
Short-term investments	4,669.8	367.7
Other derivatives	1.4	0.1	(3.0)	(3.0)

Gold (3):
Options - purchased		0.5		10.0
-written		(0.7)		(14.0)

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

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(151.0) and $(255.0) at September 30, 2006 and December 31, 2005, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$519.5	$631.8	$(130.0)	$(158.0)
Separate accounts	40.1	43.5	(10.0)	(11.0)
Limited partnership investments	1,685.6	1,397.3	(133.0)	(112.0)

Interest rate (2):
Fixed maturities (a)(b)	31,953.8	32,965.5	(1,862.0)	(1,897.0)
Short-term investments (a)	10,877.0	8,738.9	(18.0)	(4.0)
Other invested assets	26.2	27.8
Other derivative securities	3.7	3.6	128.0	66.0
Separate accounts (a):
Fixed maturities	461.9	466.1	(23.0)	(23.0)
Short-term investments	16.8	36.2
Debt	(5,811.0)	(5,530.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(273.0) and $(245.0) at September 30, 2006 and December 31, 2005, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(212.0) and $(54.0) at September 30, 2006 and December 31, 2005, respectively.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. CNA has engaged in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, described in our Annual Report on Form 10-K for the period ended December 31, 2005. In the opinion of the Company’s management, the revised control processes have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness and, therefore, the control deficiencies have been fully remediated. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2006.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

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

CLASS ACTION CASES:

In the case of Willard Brown v. The American Tobacco Company, et al. (Superior Court, San Diego County, California, filed June 10, 1997), the California Court of Appeal has affirmed the lower court’s order that decertified a previously-ordered class. The California Supreme Court has agreed to hear this case.

In the case of Engle v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), the Florida Supreme Court issued a ruling during July of 2006 that, among other things, reversed the verdict that awarded punitive damages to the certified class totaling approximately $145.0 billion, including approximately $16.3 billion against Lorillard. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation.

In the case of In re: Simon II Litigation v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Eastern District, New York), the court has dismissed the case and this matter is concluded.

In the case of Lowe v. Philip Morris Incorporated, et al. (Circuit Court, Multnomah County, Oregon, filed November 19, 2001), the Oregon Court of Appeals has affirmed the lower court’s ruling that granted defendants’ motion to dismiss the case. Plaintiffs have initiated administrative filings that indicate they will pursue an appeal to the Oregon Supreme Court.

In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), the court has granted plaintiffs’ motion for class certification. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation.

In the case of Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal has heard argument of defendants’ appeal. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of the Report for detailed information regarding tobacco litigation.

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

In the case of United States of America v. Philip Morris Incorporated, et al. (U.S. District Court, District of Columbia, filed September 22, 1999), the court has issued a final judgment and remedial order. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation.

In the case of United Seniors Association, Inc., as a private attorney general v. Philip Morris USA, et al. (U.S. District Court, Massachusetts, filed August 4, 2005), the court granted defendants’ motion to dismiss the case and has entered final judgment in their favor. Plaintiff has noticed an appeal from the final judgment to the U.S. Court of Appeals for the First Circuit.

CONTRIBUTION CLAIMS:

In the case of Fibreboard Corporation, et al. v. R.J. Reynolds Tobacco Company, et al. (Superior Court, Alameda County, California, filed December 11, 1997), plaintiffs have voluntarily dismissed the case with prejudice. Fibreboard was the final Contribution Claim pending against cigarette manufacturers.

Item 1A. Risk Factors.

The following updates and supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to Us and Our Subsidiary, Lorillard, Inc.

The verdict returned in the federal government’s reimbursement case, while not final, could impose significant financial burdens on Lorillard and adversely affect future sales and profits.

    During August of 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard is one of the defendants in the case. The Company is not a party to this action. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order granted equitable relief and imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect Lorillard’s future sales and profits. Defendants, including Lorillard, have noticed appeals from the final judgment and the remedial order. Plaintiff also has noticed an appeal from the final judgment. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeal that will remain in effect while the appeal is proceeding. As a result of the government’s appeal, it is possible that certain of the government’s claims could consider rulings regarding other claimed damages and relief. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking, cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation.

Lorillard is a defendant in a case that has been certified as a nation-wide class action and that could result in a substantial verdict.

    Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified as a nationwide class action on behalf of individuals who purchased “lights” cigarettes as the result of a September 2006 order. Plaintiffs’ claims in Schwab are based on defendants’ RICO violations in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs claim damages totaling as much as $200.0 billion. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. Trial of Schwab has been scheduled to begin during January of 2007. Lorillard, other cigarette manufacturers and two parent companies are the defendants in Schwab. The Company is not a party to this action. Defendants are seeking leave to pursue an interlocutory appeal of the class certification order. The federal court of appeals has granted a temporary stay of the case, including the trial date, pending its consideration of whether to accept defendants’ interlocutory appeal. It is not known whether trial will begin during January of 2007. Please read Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation.

The Florida Supreme Court’s approval of an order vacating a $16.3 billion judgment against Lorillard in the Engle litigation is not final.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded approximately $16.3 billion in punitive damages against Lorillard as part of a $145.0 billion verdict against Lorillard and the other major tobacco companies, which bears interest at the rate of 10.0% per year. During July of 2006, the Florida Supreme Court affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated. The Florida Supreme Court also determined that the case could not proceed further as a class action and decertified the class. As of the date of this Report, the Florida Supreme Court’s ruling is not final because the parties have sought reconsideration of this decision. Even if the Florida Supreme Court’s ruling becomes final in its present form, plaintiffs will not have exhausted all of the appellate options available to them as they could seek review of the case by the U.S. Supreme Court.

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline’s expansion projects that commence may not be completed or completed on materially different terms or timing than initially anticipated. If completed, the expansion project may not achieve the intended benefits.

    Boardwalk Pipeline has announced significant expansion projects and may consider additional expansion projects in the future. Additional financing may also be required to fund current and future expansion projects and such financing may not be secured on favorable terms, or at all. The expansion projects may not be completed on time as a result of delays in obtaining regulatory approvals, delays in obtaining key materials and land owner opposition. Further, even if expansion projects are completed the total costs of the expansion projects may be higher than anticipated and the business performance following the expansion projects may not meet expectations. In addition, the expansion projects may not be timely and effectively integrated into operations, such integration may result in unforeseen operating difficulties or unanticipated costs and may divert management’s attention from other business concerns. Any of these or other factors could adversely affect Boardwalk Pipeline's ability to realize the anticipated benefits from the expansion projects and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

August 1, 2006 -	278,500	$37.17	N/A	N/A
August 30, 2006

Item 4. Submission of Matters to a Vote of Security Holders

Set forth below is information relating to a Special Meeting of Shareholders of the Registrant.

A special meeting of shareholders was held on August 3, 2006. Represented at the meeting, in person or by proxy, were shares representing 536,792,998 votes, approximately 92.3% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Proposal relating to an increase in the number of shares of the Registrant’s common stock authorized for issuance

Approved - 454,306,506 votes, approximately 78.4% of the votes represented by outstanding voting stock, voted for this proposal. 80,166,139 votes, approximately 13.8% of the votes represented by outstanding voting stock, voted against, and shares representing 2,320,353 votes, approximately 0.4% of the votes represented by outstanding voting stock, abstained.

Proposal relating to a reduction of the par value per share of the Registrant’s common stock

Approved - 531,720,738 votes, approximately 91.8% of the votes represented by outstanding voting stock, voted for this proposal. 2,613,977 votes, approximately 0.5% of the votes represented by outstanding voting stock, voted against, and shares representing 2,458,283 votes, approximately 0.4% of the votes represented by outstanding voting stock, abstained.

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

LOEWS CORPORATION
(Registrant)

Dated: November 8, 2006	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)