Form 10-K
LOEWS CORP
filed 2007-02-26
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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

(212) 521-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Loews Common Stock, par value $0.01 per share	New York Stock Exchange
Carolina Group Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $20,106,000,000.

As of February 9, 2007, there were 543,461,657 shares of Loews common stock and 108,334,056 shares of Carolina Group stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2007 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2006

Item No.		PART I	Page No.

1		Business	3
		Carolina Group Tracking Stock	3
		CNA Financial Corporation	4
		Lorillard, Inc.	11
		Boardwalk Pipeline Partners, LP	16
		Diamond Offshore Drilling, Inc.	19
		Loews Hotels Holding Corporation	23
		Bulova Corporation	24
		Available information	25
1	A	Risk Factors	25
1	B	Unresolved Staff Comments	55
2		Properties	55
3		Legal Proceedings	55
4		Submission of Matters to a Vote of Security Holders	56
		Executive Officers of the Registrant	57

		PART II

5		Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	57
		Management’s Report on Internal Control Over Financial Reporting	61
		Reports of Independent Registered Public Accounting Firm	62
6		Selected Financial Data	64
7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	65
7	A	Quantitative and Qualitative Disclosures about Market Risk	125
8		Financial Statements and Supplementary Data	129
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	225
9	A	Controls and Procedures	225
9	B	Other Information	225

		PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

		PART IV

15		Exhibits and Financial Statement Schedules	226

PART I

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, an 89% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, an 80% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 51% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary); and

•	distribution and sale of watches and clocks (Bulova Corporation, a wholly owned subsidiary).

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group, which we describe below, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of February 9, 2007, $1.2 billion was outstanding);

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

As of February 9, 2007, there were 108,334,056 shares of Carolina Group stock outstanding representing a 62.3% economic interest in the Carolina Group.

Item 1. Business
Carolina Group Tracking Stock - (Continued)

The Loews Group consists of all of our assets and liabilities other than the 62.3% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

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

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and its affiliates, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 57.96%, 61.59% and 65.16% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

CNA serves a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.

CNA’s insurance products primarily include property and casualty coverages. CNA services include risk management, information services, warranty and claims administration. CNA products and services are marketed through independent agents, brokers, managing general agents and direct sales.

CNA’s core business, property and casualty insurance operations, is reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two segments: Life and Group Non-Core and Other Insurance. These segments are managed separately because of differences in their product lines and markets.

Standard Lines

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services to small, middle-market and large businesses domestically and abroad. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs.

Standard Lines includes Property, Casualty and CNA Global.

Property: Property provides standard and excess property coverage, as well as marine coverage and boiler and machinery to a wide range of businesses.

Casualty: Casualty provides standard casualty insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products to a wide range of businesses. Most insurance programs are provided on a guaranteed cost basis; however, Casualty has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

Excess & Surplus (“E&S”): E&S is included in Casualty. E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and Property and Casualty’s agents and brokers.

Item 1. Business
CNA Financial Corporation - (Continued)

Property and Casualty (“P&C”): P&C’s field structure consists of 33 branch locations across the country organized into 4 regions. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing and accounting, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle property damage and medical only claims and 18 claim office locations around the country handling the more complex claims. Also, Standard Lines provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, ClaimsPlus, Inc., a third party administrator.

CNA Global: CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance to small and medium size businesses and capitalize on strategic indigenous opportunities.

Specialty Lines

Specialty Lines provides professional, financial and specialty property and casualty products and services through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private corporations. Product offerings also include surety and fidelity bonds and vehicle and equipment warranty services.

Specialty Lines includes the following business groups: US Specialty Lines, Surety and Warranty.

US Specialty Lines provides management and professional liability insurance and risk management services, primarily in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. US Specialty Lines also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations where tailored products for this client segment are offered. Products within US Specialty Lines are distributed through brokers, agents and managing general underwriters.

US Specialty Lines, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products, which include professional liability as well as associated standard property and casualty coverages, are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems.

Surety: Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 63% of CNA Surety.

Warranty: Warranty provides vehicle warranty service contracts that protect individuals and businesses from the financial burden associated with mechanical breakdown, or maintenance.

Life and Group Non-Core

The Life and Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. CNA sold its individual life business on April 30, 2004 and its specialty medical business on January 6, 2005. The segment includes operating results for these businesses in periods prior to the sales, the realized gain/loss from the sales and the effects of the shared corporate overhead expenses which continue to be allocated to the segment. CNA continues to service its existing individual long term care commitments, its payout annuity business and its pension deposit business. CNA also manages a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care and Index 500 products, while considered non-core, continue to be actively marketed.

Item 1. Business
CNA Financial Corporation - (Continued)

Other Insurance

Other Insurance includes the results of certain property and casualty lines of business placed in run-off. CNA Re, formerly a separate property and casualty operating segment, is in run-off and is included in the Other Insurance segment. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution and mass tort (“APMT”) claims, as well as the results of CNA’s participation in voluntary insurance pools and various non-insurance operations. Other operations also include interest expense on corporate borrowings and intercompany eliminations.

Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations by Business Segment - CNA Financial” for information with respect to each segment.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2006	2005	2004
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
Loss and loss adjustment expense ratio	75.7%	89.4%	74.6%
Expense ratio	30.0	31.2	31.5
Dividend ratio	0.3	0.3	0.2
Combined ratio	106.0%	120.9%	106.3%

Trade Ratios - Statutory basis (a):
Loss and loss adjustment expense ratio	78.7%	92.2%	78.1%
Expense ratio	30.2	30.0	27.2
Dividend ratio	0.2	0.5	0.6
Combined ratio	109.1%	122.7%	105.9%

Individual Life and Group Life Insurance Inforce:
Individual Life	$9,866.0	$10,711.0	$11,566.0
Group Life	5,787.0	9,838.0	45,079.0
Total	$15,653.0	$20,549.0	$56,645.0

Other Data - Statutory basis (preliminary) (b):
Property and casualty companies’ capital and surplus (c)	$8,137.0	$6,940.0	$6,998.0
Life companies’ capital and surplus	687.0	627.0	1,177.0
Property and casualty companies’ written premiums to surplus
Ratio	0.9	1.0	1.0
Life Company’s capital and surplus-percent to total liabilities	38.9%	33.1%	56.0%
Participating policyholders-percent of gross life insurance inforce	4.4%	3.5%	1.4%

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

Item 1. Business
CNA Financial Corporation - (Continued)

(b)
Other data is determined in accordance with SAP. Life and group statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(c)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

Year Ended December 31	2006	2005	2004

California	9.6%	9.0%	9.3%
Florida	7.9	7.1	7.1
New York	7.3	7.9	7.9
Texas	5.9	5.7	5.4
New Jersey	4.4	3.8	5.3
Illinois	4.1	4.2	5.1
Pennsylvania	3.4	4.2	4.7
United Kingdom	3.2	2.8	2.3
Missouri	3.0	2.8	1.4
Massachusetts	2.4	3.3	3.2
All other states, countries or political subdivisions (a)	48.8	49.2	48.3
	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross written premiums.

Approximately 7.1%, 6.1% and 5.0% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2006, 2005 and 2004. Premiums from any individual foreign country excluding the United Kingdom were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance operations. The table excludes CNA’s life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

Item 1. Business
CNA Financial Corporation - (Continued)

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the table below are the amounts prior to consideration of any related reinsurance bad debt allowance impacts.

	Schedule of Loss Reserve Development
Year Ended December 31	1996	1997	1998	1999(a)	2000	2001(b)	2002(c)	2003	2004	2005	2006
(In millions of dollars)

Originally reported gross
reserves for unpaid claim
and claim adjustment
expenses	29,559	28,731	28,506	26,850	26,510	29,649	25,719	31,284	31,204	30,694	29,459
Originally reported ceded
recoverable	5,385	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078
Originally reported net
reserves
for unpaid claim and claim
adjustment expenses	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381
Cumulative net paid as of:
One year later	5,851	5,954	7,321	6,547	7,686	5,981	5,373	4,382	2,651	3,442	-
Two years later	9,796	11,394	12,241	11,937	11,992	10,355	8,768	6,104	4,963	-	-
Three years later	13,602	14,423	16,020	15,256	15,291	12,954	9,747	7,780	-	-	-
Four years later	15,793	17,042	18,271	18,151	17,333	13,244	10,870	-	-	-	-
Five years later	17,736	18,568	20,779	19,686	17,775	13,922	-	-	-	-	-
Six years later	18,878	20,723	21,970	20,206	18,970	-	-	-	-	-	-
Seven years later	20,828	21,649	22,564	21,231	-	-	-	-	-	-	-
Eight years later	21,609	22,077	23,453	-	-	-	-	-	-	-	-
Nine years later	21,986	22,800	-	-	-	-	-	-	-	-	-
Ten years later	22,642	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	24,174	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381
One year later	23,970	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	-
Two years later	23,610	24,106	24,134	23,217	21,555	20,533	18,248	19,120	19,044	-	-
Three years later	23,735	23,776	26,038	23,081	24,058	21,109	19,814	19,760	-	-	-
Four years later	23,417	25,067	25,711	25,590	24,587	22,547	20,384	-	-	-	-
Five years later	24,499	24,636	27,754	26,000	25,594	22,983	-	-	-	-	-
Six years later	24,120	26,338	28,078	26,625	26,023	-	-	-	-	-	-
Seven years later	25,629	26,537	28,437	27,009	-	-	-	-	-	-	-
Eight years later	25,813	26,770	28,705	-	-	-	-	-	-	-	-
Nine years later	26,072	26,997	-	-	-	-	-	-	-	-	-
Ten years later	26,305	-	-	-	-	-	-	-	-	-	-
Total net (deficiency)
redundancy	(2,131)	(3,322)	(5,381)	(6,250)	(6,846)	(5,037)	(5,155)	(2,323)	(1,522)	(332)	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	26,305	26,997	28,705	27,009	26,023	22,983	20,384	19,760	19,044	20,588	-
Re-estimated ceded
recoverable	7,619	6,953	7,469	9,810	10,541	15,939	15,298	13,722	12,624	10,094	-
Total gross re-estimated
reserves	33,924	33,950	36,174	36,819	36,564	38,922	35,682	33,482	31,668	30,682	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,461)	(2,361)	(2,120)	(1,544)	(1,479)	(707)	(707)	(65)	(11)	-	-
Environmental and mass tort
claims	(807)	(834)	(618)	(722)	(716)	(256)	(263)	(117)	(116)	(63)	-
Total asbestos, environmental
and mass tort	(3,268)	(3,195)	(2,738)	(2,266)	(2,195)	(963)	(970)	(182)	(127)	(63)	-
Other claims	1,137	(127)	(2,643)	(3,984)	(4,651)	(4,074)	(4,185)	(2,141)	(1,395)	(269)	-
Total net (deficiency)
redundancy	(2,131)	(3,322)	(5,381)	(6,250)	(6,846)	(5,037)	(5,155)	(2,323)	(1,522)	(332)	-
(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784.0 as of December 31, 1999.
(b)
Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 approximately $1,055.0 of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited (“CNA Re U.K.”). As a result of the sale, net reserves were reduced by approximately $1,316.0.

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

There are approximately 2,400 individual companies that sell property and casualty insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the 13th largest property and casualty insurance organization and CNA is the seventh largest commercial insurance writer in the United States based upon 2005 statutory net written premiums.

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

Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund and other insurance-related assessments are levied by the state departments of insurance to cover claims of insolvent insurers.

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida and Texas. A few more states will be considering such legislation in the coming year. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. As a result of this unpredictability in the law, insurance underwriting and rating is expected to continue to be difficult in commercial lines, professional liability and some specialty coverages.

Item 1. Business
CNA Financial Corporation - (Continued)

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures, terrorism risk mechanisms; and various tax proposals affecting insurance companies. In 1999, Congress passed the Financial Services Modernization or “Gramm-Leach-Bliley” Act (“GLB Act”), which repealed portions of the Glass-Steagall Act and enabled closer relationships between banks and insurers. Although “functional regulation” was preserved by the GLB Act for state oversight of insurance, additional financial services modernization legislation could include provisions for an alternate federal system of regulation for insurance companies.

In addition, CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2006 and 2005, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Properties: The 333 S. Wabash Avenue building, located in Chicago, Illinois and owned by Continental Assurance Company (“CAC”), a wholly-owned subsidiary of CCC, serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:

Location	Size (square feet)	Principal Usage

333 S. Wabash	904,990	Principal executive offices of CNA
Chicago, Illinois
401 Penn Street	171,406	Property and casualty insurance offices
Reading, Pennsylvania
2405 Lucien Way	147,815	Property and casualty insurance offices
Maitland, Florida
40 Wall Street	110,131	Property and casualty insurance offices
New York, New York
675 Placentia Avenue	78,655	Property and casualty insurance offices
Brea, California
600 N. Pearl Street	75,544	Property and casualty insurance offices
Dallas, Texas
1100 Cornwall Road	74,067	Property and casualty insurance offices
Monmouth Junction, New Jersey
3175 Satellite Boulevard	48,696	Property and casualty insurance offices
Duluth, Georgia
405 Howard Street	47,195	Property and casualty insurance offices
San Francisco, California
4150 N. Drinkwater Boulevard	37,799	Property and casualty insurance offices
Scottsdale, Arizona

CNA leases its office space described above except for the Chicago, Illinois building and the Reading, Pennsylvania building, which are owned.

Item 1. Business

LORILLARD, INC.

Lorillard, Inc. (“Lorillard”) is engaged, through its subsidiaries, in the production and sale of cigarettes. The principal cigarette brand names of Lorillard are Newport, Kent, True, Maverick and Old Gold. Lorillard’s largest selling brand is Newport, the second largest selling cigarette brand in the United States and the largest selling brand in the menthol segment of the U.S. cigarette market in 2006. Newport accounted for approximately 91.8% of Lorillard’s sales volume in 2006.

Substantially all of Lorillard’s sales are in the United States, Puerto Rico and certain U.S. territories. Lorillard’s major trademarks outside of the United States were sold in 1977. Lorillard accounted for 21.54%, 22.70% and 22.22% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Item 1. Business
Lorillard, Inc. - (Continued)

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

Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers, including a bill introduced by Congress in February 2007. Congressional advocates of FDA regulation proposed legislation that would give the FDA regulatory authority over the manufacture, sale, distribution and labeling of tobacco products to protect public health. The legislation would allow the FDA to reinstate its prior regulations or adopt new or additional regulations.

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

Environmental tobacco smoke: Various publications and studies by governmental entities have reported that environmental tobacco smoke (“ETS”) presents health risks. In addition, public health organizations have issued statements on the adverse health effects of ETS, and scientific papers have been published that address the health problems associated with ETS exposure. Various cities and municipalities have restricted public smoking in recent years, and these restrictions have been based at least in part on the publications regarding the health risks believed to be associated with ETS exposure.

The governmental entities that have published these reports have included the Surgeon General of the United States, first in 1986 and again in 2006. The 2006 report, for instance, concluded that there is no risk-free level of exposure to ETS; see “Risks Related to Us and Our Subsidiary, Lorillard, Inc.” of this Report for a discussion of the report issued in 2006 by the United States Surgeon General. In 2000, the Department of Health and Human Services listed ETS as a known human carcinogen. In 1993, the United States Environmental Protection Agency concluded that ETS is a human lung carcinogen in adults and causes respiratory effects in children.

Item 1. Business
Lorillard, Inc. - (Continued)

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS could lead to the imposition of additional restriction on public smoking, including bans.

State and Local Regulation: Many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA’s report regarding ETS in 1993.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law requires cigarettes sold in that state to meet a mandated standard for ignition propensity, which became effective in June of 2004. Lorillard developed proprietary technology to comply with the standards and was compliant by the effective date. Since the passage of the New York law, an additional five states have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May of 2006 to January 2008.

Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on Lorillard’s business, though if enacted, they could have a material adverse effect on Lorillard’s business and our financial position or results of operations in the future.

Excise Taxes and Assessments: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. The federal excise tax on cigarettes is $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales in 2006 ranged from $0.05 per pack to $1.00 per pack in six states and two municipalities. The average state excise tax increased to $0.96 per pack (of 20 cigarettes) in 2006 from $0.92 in 2005. Proposals for additional increases in federal, state and local excise taxes continue to be considered. The combined state and municipal taxes range from $0.07 to $3.66 per pack of cigarettes.

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

Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, on November 23, 1998, Lorillard and the three other largest cigarette manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories to settle certain health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by the four remaining states which together with the MSA are generally referred to as the “State

Item 1. Business
Lorillard, Inc. - (Continued)

Settlement Agreements.” Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities. Among other things, the MSA:

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

Distribution Methods: Lorillard sells its products primarily to distributors, who in turn service retail outlets; chain store organizations; and government agencies, including the U.S. Armed Forces. Upon completion of the manufacturing process, Lorillard ships cigarettes to public distribution warehouse facilities for rapid order fulfillment to wholesalers and other direct buying customers. Lorillard retains a portion of its manufactured cigarettes at its Greensboro central distribution center and Greensboro cold-storage facility for future finished goods replenishment.

As of December 31, 2006, Lorillard had approximately 633 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2006, 2005 and 2004, sales made by Lorillard to McLane Company, Inc., comprised 23%, 21% and 20%, respectively, of Lorillard’s revenues. No other customer accounted for more than 10% of 2006, 2005 or 2004 sales. Lorillard does not have any backlog orders.

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

Item 1. Business
Lorillard, Inc. - (Continued)

unable to supply leaf tobacco to Lorillard, Lorillard believes that it can readily obtain high-quality leaf tobacco from well-established, alternative industry sources.

Due to the varying size and quality of annual crops and other economic factors, tobacco prices have historically fluctuated. In 2004, a federal law eliminated historical U.S. price supports that accompanied production controls which inflated the market price of U.S. tobacco. Lorillard believes the elimination of production controls and price supports has favorably impacted the cost of U.S. tobacco.

Lorillard stores its tobacco in 29 storage warehouses on its 130-acre Danville, Virginia facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Because of the aging requirements for tobacco, Lorillard maintains large quantities of leaf tobacco at all times. Lorillard believes its current tobacco supplies are adequately balanced for its present production requirements. If necessary, Lorillard can purchase aged tobacco in the open market to supplement existing inventories.

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

In addition, Lorillard and other cigarette manufacturers engage in significant promotional activities. These sales promotion costs are accounted for as a reduction in net sales revenue and therefore impact average prices.

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

Lorillard believes its ability to compete even more effectively has been restrained by the Philip Morris Retail Leaders program and the combination of RJ Reynolds Tobacco Company (“RJR”) and Brown & Williamson (“B&W”) in 2004. The terms of Philip Morris’ merchandising contracts may effectively limit Lorillard from obtaining visible space in the

Item 1. Business
Lorillard, Inc. - (Continued)

retail store to effectively promote its brands. As a result, in a large number of retail locations, Lorillard either has a severely limited or no opportunity to competitively support its promotion programs which limits its sales potential.

Lorillard’s 9.7% market share of the 2006 U.S. domestic cigarette industry was third highest overall. Philip Morris and RAI accounted for approximately 49.2% and 27.9%, respectively, of wholesale shipments in 2006. Among the three major manufacturers, Lorillard ranked third behind Philip Morris and RAI with a 12.7% share of the premium segment in 2006.

Please read Item 1A, Risk Factors and Item 7, MD&A - Results of Operations - Lorillard for information regarding the business environment, including selected market share data for Lorillard.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline accounted for 3.45%, 3.57% and 1.74% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

In November of 2005, Boardwalk Pipeline completed an initial public offering of 15,000,000 common units representing a 14.5% limited partnership interest. We owned 53,256,122 common and 33,093,878 subordinated units representing an aggregate 83.5% limited partner interest, and a wholly owned subsidiary of ours became the general partner of Boardwalk Pipeline and owns a 2.0% general partnership interest and all of Boardwalk Pipeline’s incentive distribution rights, which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

In the fourth quarter of 2006, Boardwalk Pipeline sold an additional 6,900,000 common units at a price of $29.65 per unit in a public offering and received net proceeds of $195.2 million. In addition, we contributed $4.2 million to maintain our 2.0% general partner interest. As a result, as of December 31, 2006, we own 80.2% of Boardwalk Pipeline.

Boardwalk Pipeline owns and operates two interstate natural gas pipeline systems, with approximately 13,400 miles of pipeline, directly serving customers in 11 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2006, its pipeline systems transported approximately 1,340 billion cubic feet (“Bcf”) of gas. Average daily throughput on its pipeline systems during 2006 was approximately 3.7 Bcf. Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate working gas capacity of approximately 146.0 Bcf.

Boardwalk Pipeline conducts all of its operation through two subsidiaries:

•
Texas Gas Transmission, LLC (“Texas Gas”) operates approximately 5,900 miles of natural gas pipeline located in Louisiana, Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Ohio, and Illinois having a peak-day delivery capacity of approximately 3.2 Bcf per day, and nine natural gas storage fields located in Indiana and Kentucky with aggregate designated working gas capacity of approximately 63.0 Bcf.

•
Gulf South Pipeline, LP (“Gulf South”) operates approximately 7,500 miles of natural gas pipeline, located in Texas, Louisiana, Mississippi, Alabama and Florida having a peak-day delivery capacity of approximately 3.5 Bcf per day, and two natural gas storage fields located in Louisiana and Mississippi with aggregate designated working gas capacity of approximately 83.0 Bcf.

Boardwalk Pipeline transports and stores natural gas for a broad mix of customers, including local distribution companies (“LDC”s), municipalities, interstate and intrastate pipelines, direct industrial users, electric power generation plants, marketers and producers.

Seasonality: Boardwalk Pipeline’s revenues are seasonal in nature and are affected by weather and natural gas price volatility. Weather impacts natural gas demand for power generation and heating purposes, which in turn influences the value of transportation and storage across its pipeline systems. Colder than normal winters or warmer than normal summers typically result in increased pipeline transportation revenues. Natural gas prices are also volatile, influencing drilling and production which can affect revenues from Boardwalk Pipeline’s storage and parking and lending (“PAL”)

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

services. Peak demand for natural gas occurs during the winter months, caused by the heating load. During 2006, approximately 56.8% of Boardwalk’s total operating revenues were realized in the first and fourth calendar quarters.

Regulation: The Federal Energy Regulatory Commission (the “FERC”) regulates pipelines under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of certain regulated pipeline companies. These rates are designed based on certain assumptions to allow Boardwalk Pipeline the opportunity to recover its costs and earn a reasonable return on equity, however, there is no assurance that Boardwalk Pipeline will recover these costs from its customers. Gulf South is permitted to charge market-based storage rates pursuant to authority granted by the FERC. Boardwalk Pipeline is also regulated by the United States Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

Where required, Texas Gas and Gulf South hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services. The FERC also prescribes accounting treatment for items for regulatory purposes and may periodically audit the books and records of Texas Gas and Gulf South.

The maximum rates that may be charged by Boardwalk Pipeline for gas transportation and, in the case of Texas Gas, for storage services, are established through FERC ratemaking process. Key determinants in the rate-making process are the costs of providing service, the allowed rate of return on capital investments, volume throughput assumptions, the allocation of costs and the rate design. The allowed rate of return must be approved by the FERC in each rate case. Texas Gas filed a rate case in 2005 which was settled in the second quarter of 2006. Texas Gas has no obligation to file a new rate case and is prohibited from placing new rates into effect prior to November 1, 2010. Gulf South has no obligation to file a new rate case.

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

Competition: Boardwalk Pipeline competes with numerous intrastate and interstate pipelines throughout its service territory to provide transportation and storage services for its customers. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines and several new pipeline projects that are under way, including the proposed Rockies Express Pipeline that would transport natural gas from northern Colorado to eastern Ohio; the Heartland Gas Pipeline currently being constructed in Indiana; the proposed Mid-Continent Express pipeline that would transport gas from Texas to Alabama; and the proposed Southeast Header Supply System that would transport gas from Perryville, Louisiana to markets in Florida. The principal elements of competition among pipelines are rates, terms of service, access to supply and flexibility and reliability of service. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result, segmentation and capacity release have created an active secondary market which increasingly competes with its pipeline services, particularly on its Texas Gas system.

Boardwalk Pipeline’s business is, in part, dependent on the volumes of natural gas consumed in the United States. Boardwalk Pipeline’s competitors attempt to either attract new supply to their pipelines or attach new load to their

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

pipelines, including those that are currently connected to markets served by Boardwalk Pipeline. Boardwalk Pipeline competes with these entities to maintain current business levels and to serve new demand and markets. In addition, natural gas competes with other forms of energy available to its customers, including electricity, coal and fuel oils.

Expansion Projects: Boardwalk Pipeline has constructed a 20.5 mile segment of 42-inch pipeline from Carthage, Texas to Keatchie, Louisiana which was placed in service in December of 2006. The current capacity of this loop is 120.0 MMcf per day.

Boardwalk Pipeline is pursuing a pipeline expansion project consisting of 242 miles of 42-inch pipeline from DeSoto Parish in western Louisiana to near Harrisville, Mississippi and approximately 110,000 horsepower of new compression. The expansion would add approximately 1.7 Bcf per day of new transmission capacity to the Gulf South pipeline system. The natural gas to be transported on this expansion will originate primarily from the Barnett Shale and Bossier Sands producing regions of East Texas. The expansion will transport natural gas to new interstate pipeline interconnects in the Perryville, Louisiana area and existing pipeline interconnects with other pipelines east of the Mississippi River. This project is supported by binding precedent agreements with customers who have contracted, on a long-term basis (with a weighted average term of approximately 7 years), for 1.3 Bcf per day from Carthage, Texas with an option for an additional 100.0 MMcf per day. On September 1, 2006, Boardwalk Pipeline filed a certificate application relating to this project with the FERC. Boardwalk Pipeline expects this project to be in service during the fall of 2007.

Boardwalk Pipeline is pursuing construction of a new interstate pipeline that will begin near Sherman, Texas and proceed to the Perryville, Louisiana area. The project will be owned by a new subsidiary, which is referred to as Gulf Crossing Pipeline, and will consist of approximately 355 miles of 42-inch pipeline having capacity of up to approximately 1.6 Bcf per day. Additionally, Gulf Crossing Pipeline will enter into: (i) an operating lease for at least 1.1 Bcf per day of capacity on the Gulf South system (including on the Southeast Expansion and a portion of the East Texas and Mississippi Expansion) to make deliveries to an interconnect with Transcontinental Pipe Line Company (“Transco”) in Choctaw County, Alabama and (ii) an operating lease with a third-party intrastate pipeline which will bring certain gas supplies to its system. This project is supported by binding agreements with customers who have contracted for 1.1 Bcf per day of capacity under firm contracts having terms of 5 to 10 years (with a weighted-average term of approximately 9.8 years), and options with certain of these customers for an additional 350.0 MMcf per day of capacity. Boardwalk Pipeline anticipates making the required filings with the FERC by July of 2007 and for the project to be in service during the fourth quarter of 2008. Boardwalk Pipeline is in negotiations with one of the foundation shippers supporting this project concerning the purchase of 49.0% of the equity of Gulf Crossing Pipeline.

Boardwalk Pipeline is pursuing a pipeline expansion extending the Gulf South pipeline system from near Harrisville, Mississippi to an interconnect with Transco in Choctaw County, Alabama which will enhance its ability to deliver gas to the Northeast through other pipeline interconnects. This expansion will consist of approximately 112 miles of 42-inch pipeline having initial capacity of approximately 1.2 Bcf per day expandable to as much as 2.0 Bcf per day to accommodate volumes expected to come from the Gulf Crossing leased capacity discussed above. In addition, Gulf South has executed an operating lease with Destin Pipeline Company to access markets in Florida. This project is supported by binding agreements with customers who have contracted for 660.0 MMcf per day of capacity under firm contracts having terms of 5 to 10 years (with a weighted-average term of 9.2 years), as well as the capacity leased to Gulf Crossing discussed above. The certificate filing was made with the FERC in December of 2006 and the project is anticipated to be in service during first quarter of 2008.

Boardwalk Pipeline is pursuing the construction of two laterals connected to its Texas Gas pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by Texas Gas. The Fayetteville Lateral, consisting of approximately 165 miles of 36-inch pipeline is anticipated to have an initial design capacity of 800.0 MMcf per day and a maximum design capacity of 1.1 Bcf per day. This lateral will originate in Conway County, Arkansas and proceed southeast through the Bald Knob, Arkansas area to an interconnect with Texas Gas’s pipeline in Coahoma County, Mississippi. The Greenville Lateral, consisting of approximately 95 miles of pipeline with an initial design capacity of 750.0 MMcf per day, will originate at Texas Gas’s mainline near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi area. The Greenville Lateral will allow customers to access additional markets primarily in the Midwest, Northeast and Southeast, including the Henry Hub. Construction of both laterals is supported by a binding precedent agreement with Southwestern Energy Services Company, a wholly owned subsidiary of Southwestern Energy Company. The proposed extensions are subject to FERC approval. In December of 2006, the FERC granted Texas Gas’s request to initiate the pre-filing process for this project and Boardwalk Pipeline anticipates

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

making the required certificate filings with the FERC in June of 2007. Boardwalk Pipeline expects the project to be in service during the first quarter of 2009.

The total cost of the pipeline expansion projects discussed above is expected to be approximately $3.3 billion (before taking into account equity that would be contributed by the purchaser of a 49.0% interest in Gulf Crossing referred to above). Boardwalk Pipeline constantly seeks to optimize these projects to reduce the overall cost. However the actual cost to complete these projects may exceed Boardwalk Pipeline’s current estimate as a result of, among other things, higher labor and material costs due to the large number of pipeline projects under way throughout the industry or Boardwalk Pipeline’s need to expand pipeline capacity if it contracts for additional volumes. For a further discussion of the risks associated with these projects, please read the section on Risk Factors in Item 1A of this Report.

In December of 2006, the FERC issued a certificate approving Texas Gas’s Phase II storage expansion project which will expand the working gas capacity in its western Kentucky storage complex by approximately 9.0 Bcf. This project is supported by binding commitments from customers to contract on a long-term basis for the full additional capacity at Texas Gas’s maximum applicable rate. Boardwalk Pipeline expects this project to cost approximately $40.7 million and to be in service by November of 2007. In December of 2006, Texas Gas commenced an open season related to a potential third expansion of its storage facilities. Texas Gas has signed one precedent agreement for 2.0 Bcf of capacity. The ultimate size of the Phase III storage expansion will be determined, in part, by the open season. The Phase III storage expansion is subject to the FERC approvals, including potential market-based rate authority for the new additional storage capacity being created. Phase I of this project which expanded working gas capacity by approximately 8.0 Bcf was completed and in service in November of 2005.

Boardwalk Pipeline is currently developing an additional storage cavern near Napoleonville, Louisiana. During mining operations, certain issues have arisen causing the mining of the cavern to be suspended. Boardwalk Pipeline is continuing to conduct operational integrity tests on the caverns. The tests are on-going but have been delayed due to lack of equipment availability needed to complete the testing. If the test results are favorable, Boardwalk Pipeline expects the storage facilities to be in service perhaps as early as 2008 with working gas capacity of 2.0 Bcf, reduced from 6.0 Bcf as originally designed. If the test results are not favorable, Boardwalk Pipeline will consider the options it has available, including developing a new cavern or the sale or abandonment of the project.

Properties: Boardwalk Pipeline and Texas Gas are headquartered in approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that is owned by Texas Gas. Gulf South has its headquarters in approximately 55,000 square feet of leased office space located in Houston, Texas. Due to recent expansion activities, and the expiration in May of 2007 of the lease for Gulf South’s current office space, Gulf South has signed a new ten-year lease for approximately 74,000 square feet of office space in a new location in Houston, Texas. Gulf South will begin moving in the new headquarters in April of 2007. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. A substantial portion of these systems is constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 44 offshore rigs and also has two premium jack-up rigs currently under construction. Diamond Offshore accounted for 11.74%, 8.07% and 5.49% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

Diamond Offshore owns and operates nine high-specification semisubmersible rigs. These high specification semisubmersible rigs have high-capacity deck loads and are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. As of January 29, 2007, seven of the nine high-specification semisubmersible rigs were located in the U.S. Gulf of Mexico (“GOM”), while the remaining two high-specification semisubmersible rigs were located offshore Brazil and Malaysia.

Diamond Offshore owns and operates 21 intermediate semisubmersible rigs which generally work in maximum water depths up to 4,000 feet and many have diverse capabilities that enable them to provide both shallow and deep water service in the U.S. and in other markets outside the U.S. As of January 29, 2007, Diamond Offshore had 19 intermediate semisubmersible rigs, drilling in various offshore locations around the world. Five of these intermediate semisubmersible rigs were located in the GOM; three were located offshore Mexico or in the Mexican GOM; four were located in the North Sea, two were located offshore Australia, two were located offshore Brazil and one was located offshore each of New Zealand, Vietnam and Egypt.

In 2006, Diamond Offshore began a major upgrade of the Ocean Monarch, a Victory-class semisubmersible that it acquired in August 2005 for $20.0 million. The modernized rig is being designed to operate in up to 10,000 feet of water in a moored configuration for an estimated cost of approximately $300.0 million. Through December 31, 2006, Diamond Offshore had spent $33.9 million related to this project. The Ocean Monarch is expected to be ready for deepwater service in the fourth quarter of 2008.

In addition, the shipyard portion of the upgrade of the Ocean Endeavor has been completed. The rig is currently undergoing sea trials and commissioning. The unit will remain in Singapore until the arrival of a heavy-lift vessel, anticipated late in the first quarter of 2007, which will return the rig to the GOM. The Ocean Endeavor is expected to commence drilling operations in the GOM in mid-2007. Diamond Offshore estimates that the total cost of the upgrade will be approximately $253.0 million of which $208.4 million had been spent through December 31, 2006.

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

As of January 29, 2007, nine of Diamond Offshore’s jack-up rigs were located in the GOM. Six of those rigs are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Of Diamond Offshore’s four remaining jack-up rigs, three are internationally based and are independent-leg cantilevered rigs; one was located offshore Indonesia, one was located offshore Africa and the other rig was located offshore Qatar. Diamond Offshore’s remaining jack-up rig was located in the Mexican GOM and is also an independent-leg cantilever unit.

In the second quarter of 2005, Diamond Offshore entered into agreements to construct two high-performance, premium jack-up rigs. The two new drilling units, the Ocean Scepter and the Ocean Shield, are being constructed in Brownsville, Texas and Singapore, respectively, at an aggregate expected cost of approximately $320.0 million, including drill pipe and capitalized interest, of which $176.1 million had been spent through December 31, 2006. Each newbuild jack-up rig will be equipped with a 70-foot cantilever package, capable of drilling depths of up to 35,000 feet and have a hook load capacity of two million pounds. Diamond Offshore expects delivery of both of these units during the first quarter of 2008.

Diamond Offshore has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 29, 2007. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high-specification semisubmersible rigs.

Item 1. Business
Diamond Offshore Drilling, Inc - (Continued)

Markets: The principal markets for Diamond Offshore’s contract drilling services are the following:

•	the Gulf of Mexico, including the United States and Mexico;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	the Mediterranean Basin, including Egypt, Libya and Tunisia; and other parts of Africa;

•	South America, principally in Brazil;

•	Australia and Asia, including Malaysia, Indonesia and Vietnam; and

•	the Middle East, including Kuwait, Qatar and Saudi Arabia.

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

Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore typically obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for a substantial portion of Diamond Offshore’s revenues. In addition, from time to time, Diamond Offshore’s dayrate contracts may also provide for the ability to earn an incentive bonus from its customers based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed term, which Diamond Offshore refers to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in some circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension.

Customers: Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. Several customers have accounted for 10.0% or more of Diamond Offshore’s annual consolidated revenues, although the specific customers may vary from year to year. During 2006, Diamond Offshore performed services for 51 different customers with Anadarko Petroleum Corporation (which acquired Kerr-McGee Oil & Gas Corporation, or Kerr-McGee, in mid-2006) and Petroleo Brasileiro S.A., (“Petrobas”) accounting for 10.6% and 10.4% of Diamond Offshore’s annual consolidation revenues, repectively. During 2005, Diamond Offshore performed services for 53 different customers with Petrobras and Kerr McGee, accounting for 10.7% and 10.3% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2004, Diamond Offshore performed services for 53 different customers with Petrobras and PEMEX-Exploracion Y

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

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

Operations Outside the United States: Diamond Offshore’s operations outside the United States accounted for approximately 43.0%, 45.0% and 56.0% of Diamond Offshore’s total consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 18 hotels. Loews Hotels accounted for 2.07%, 2.19% and 2.07% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

	Number of
Name and Location	Rooms	Owned, Leased or Managed

Loews Annapolis	220	Owned
Annapolis, Maryland
Loews Coronado Bay Resort	440	Land lease expiring 2034
San Diego, California
Loews Denver	185	Owned
Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel	347	Management contract (a)(b)
St. Pete Beach, Florida
Hard Rock Hotel,	650	Management contract (c)
at Universal Orlando
Orlando, Florida
Loews Lake Las Vegas Hotel	493	Management contract (d)
Henderson, Nevada
Loews Le Concorde	405	Land lease expiring 2069
Quebec City, Canada
Loews Miami Beach Hotel	790	Owned
Miami Beach, Florida
Loews New Orleans Hotel	285	Management contract expiring 2018 (a)
New Orleans, Louisiana
Loews Philadelphia Hotel	585	Owned
Philadelphia, Pennsylvania
The Madison, a Loews Hotel	353	Management contract expiring 2021 (a)
Washington, D.C.
Portofino Bay Hotel,	750	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
The Regency, a Loews Hotel	350	Land lease expiring 2013, with renewal option
New York, New York		for 47 years
Royal Pacific Resort	1,000	Management contract (c)
at Universal Orlando, a Loews Hotel
Orlando, Florida
Loews Santa Monica Beach	340	Management contract expiring 2018, with
Santa Monica, California		renewal option for 5 years (a)
Loews Vanderbilt Plaza	340	Owned
Nashville, Tennessee
Loews Ventana Canyon Resort	400	Management contract expiring 2019 (a)
Tucson, Arizona
Loews Hotel Vogue	140	Owned
Montreal, Canada

(a)	These management contracts are subject to termination rights.
(b)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.
(c)
A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort’s owners and are being operated by Loews Hotels pursuant to a management contract.

(d)	A Loews Hotels subsidiary is a 25% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.

Item 1. Business
Loews Hotels Holding Corporation - (Continued)

The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $236.0 million at December 31, 2006 with interest rates ranging from 4.5% to 6.3%, and maturing between 2007 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $6.4 million for the year ended December 31, 2006.

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

BULOVA CORPORATION

Bulova Corporation (“Bulova”) is engaged in the distribution and sale of watches and clocks for consumer use. Bulova accounted for 1.17%, 1.16% and 1.16% of our consolidated total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Properties: Bulova owns an 80,000 square foot facility in Woodside, New York which it uses for executive and sales offices, watch distribution, service and warehouse purposes. Bulova also owns 6,100 square feet of office space in Hong Kong which it uses for quality control and sourcing purposes. Bulova leases a 31,000 square foot facility in Toronto, Canada, which it uses for watch and clock sales and service; and a 27,000 square foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations. Bulova also leases facilities in Mexico City, Mexico, and Fribourg, Switzerland.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 21,600 persons at December 31, 2006. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 9,800 employees.

Lorillard employed approximately 2,800 persons. Approximately 1,000 of these employees are represented by labor unions covered by three collective bargaining agreements.

Boardwalk Pipeline employed approximately 1,150 persons, approximately 90 of which are covered by a collective bargaining agreement.

Diamond Offshore employed approximately 4,800 persons including international crew personnel furnished through independent labor contractors.

Loews Hotels employed approximately 2,200 persons, approximately 760 of whom are union members covered under collective bargaining agreements.

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

You should carefully consider and evaluate all of the information included in this Report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities issued by us. Our subsidiaries, CNA Financial Corporation, Diamond Offshore Drilling, Inc. and Boardwalk Pipeline Partners, LP, are public companies and file reports with the SEC. You are also cautioned to carefully review and consider the information contained in the reports filed by those subsidiaries before investing in any of their securities.

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

In prior years, we have restated our financial results and identified material weaknesses in our internal control over financial reporting.

In May of 2005, we restated our financial results for prior years to correct CNA’s accounting for several reinsurance contracts, primarily with a former affiliate, and to correct CNA’s equity accounting for that affiliate. In February of 2006, we restated our financial results for prior years to correct the accounting for discontinued operations acquired by CNA in its merger with The Continental Corporation in 1995. In addition, in March of 2006, we restated our financial results for prior years to correct classification errors within our Consolidated Statements of Cash Flows.

As a result of the foregoing restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2004 and 2005, respectively. We also determined that our internal control over financial reporting as of such dates was not effective. Our system of internal control over financial reporting is a process designed to provide reasonable assurance to our management, Audit Committee and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of our published financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission,

Item 1A. Risk Factors

the periodic reports we file with the SEC include information on our system of disclosure controls and procedures, as well as our overall internal control over financial reporting.

While we have remediated the referenced material weaknesses, if we fail to maintain effective internal control over financial reporting, we could be scrutinized by regulators in a manner that extends beyond the SEC’s requests for information relating to the restatements (as further described in the CNA risk factor titled CNA is responding to subpoenas, interrogatories and inquiries relating to insurance brokers and agents, contingent commissions and bidding practices, and certain finite-risk insurance products below). We could also be scrutinized by securities analysts and investors. As a result of this scrutiny, we could suffer a loss of public confidence in our financial reporting capabilities and thereby face adverse effects on our business and the market price of our securities.

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

Item 1A. Risk Factors

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

Item 1A. Risk Factors

Holders of our common stock will have significantly greater voting power than holders of our Carolina Group stock with respect to any matter as to which all of our common shares vote together as one class.

Each share of our common stock has one vote. Each share of Carolina Group stock is entitled to 3/10 of a vote, which is disproportionately less than the economic interest represented by each share of Carolina Group stock. When a vote is taken on any matter as to which all of our common shares are voting together as one class, holders of our common stock will have significantly greater voting power than holders of Carolina Group stock. As of February 9, 2007, holders of our common stock controlled approximately 94.4% of our combined voting power and holders of Carolina Group stock controlled approximately 5.6% of our combined voting power. The voting power of Carolina Group stock is subject to adjustment for stock splits, stock dividends and combinations with respect to either class of stock.

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

Item 1A. Risk Factors

Changes in the tax law or in the interpretation of current tax law may result in redemption of the Carolina Group stock or cessation of the issuance of shares of Carolina Group stock.

If there are adverse tax consequences to us or the Carolina Group resulting from the issuance of Carolina Group stock, it is possible that we would not issue shares of Carolina Group stock even if we would otherwise choose to do so. This possibility could affect the value of Carolina Group stock then outstanding. Furthermore, we are entitled to redeem Carolina Group stock for either (1) cash in an amount equal to 105% of the average market price per share of Carolina Group stock or (2) our common stock having a value equal to 100% of the ratio of the average market price per share of Carolina Group stock to the average market price per share of our common stock, if, based upon the opinion of tax counsel, there are adverse federal income tax law developments related to Carolina Group stock. In each case, the average market price would be determined over a specified 20 trading day period.

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

Our directors and officers own shares of our common stock and have been awarded stock options with respect to shares of our common stock. As of February 9, 2007 our directors and executive officers beneficially owned

Item 1A. Risk Factors

approximately 38.2 million shares of our common stock and no shares of Carolina Group stock, which represents approximately 6.6% of our combined voting power. Accordingly, our directors and officers could have an economic incentive to favor the Loews Group over the Carolina Group.

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

Item 1A. Risk Factors

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

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent CNA management’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques, from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant management judgment. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to our reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Please read additional information on CNA’s reserves included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 1A. Risk Factors

CNA is subject to uncertain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, and other environmental conditions change. These issues have had, and may continue to have, a negative effect on CNA’s business by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in CNA’s reserves which can have a material adverse effect on our results of operations and equity. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of emerging or potential claims and coverage issues include:

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

Loss reserves for asbestos, environmental pollution and mass torts are especially difficult to estimate and may result in more frequent and larger additions to these reserves.

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

Item 1A. Risk Factors

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

Item 1A. Risk Factors

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

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. For example, in 2005, CNA experienced substantial losses from Hurricanes Katrina, Rita and Wilma and in 2004, CNA experienced substantial losses from Hurricanes Charley, Frances, Ivan and Jeanne. The extent of CNA’s losses from catastrophes is a function of both the total amount of its insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As its claim experience develops on a particular catastrophe, CNA may be required to adjust reserves, or take additional unfavorable development, to reflect its revised estimates of the total cost of claims. CNA believes that it could incur significant catastrophe losses in the future. Please read information on catastrophe losses included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s key assumptions used to determine reserves and deferred acquisition costs for its long term care product offerings could vary significantly.

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates, and/or future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development.

Item 1A. Risk Factors

High levels of retained overhead expenses associated with business lines in run-off negatively impact CNA’s operating results.

During the past few years, CNA ceased offering certain insurance products relating principally to its life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and, as a result, revenue will progressively decrease. CNA’s results of operations have been materially, adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if CNA is not successful in eliminating or reducing these costs.

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

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as its public debt, are rated by four major rating agencies, namely, A.M. Best Company, Inc., Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch, Inc. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Due to the intense competitive environment in which CNA operates, the uncertainty in determining reserves and the potential for CNA to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to further lower CNA’s ratings in the future. If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, its business and results of operations could be materially adversely affected. The severity of the impact on our business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of our insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.

In addition, CNA believes that a lowering of our debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances. CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if its ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally

Item 1A. Risk Factors

more than one level below CNA’s current ratings. Please read information on our ratings included in the MD&A under Item 7.

CNA is subject to capital adequacy requirements and, if it does not meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

Insurance companies such as CNA are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s statutory capital and surplus reported in CNA’s statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If CNA does not meet these minimum requirements, state regulators may restrict or prohibit CNA from operating its business. If CNA is required to record a charge against earnings in connection with a change in estimates or circumstances, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. Examples of events leading CNA to record a charge against earnings include impairment of its investments or unexpectedly poor claims experience.

CNA’s insurance subsidiaries, upon whom CNA depends for dividends in order to fund its working capital needs, are limited by state regulators in their ability to pay dividends.

CNA Financial Corporation is a holding company and is dependent upon dividends, loans and other sources of cash from its subsidiaries in order to meet its obligations. Dividend payments, however, must be approved by the subsidiaries’ domiciliary state departments of insurance and are generally limited to amounts determined by formula, which varies by state. The formula for the majority of the states is the greater of 10% of the prior year statutory surplus or the prior year statutory net income, less the aggregate of all dividends paid during the twelve months prior to the date of payment. Some states, however, have an additional stipulation that dividends cannot exceed the prior year’s earned surplus. If CNA is restricted, by regulatory rule or otherwise, from paying or receiving inter-company dividends, CNA may not be able to fund its working capital needs and debt service requirements from available cash. As a result, CNA would need to look to other sources of capital, which may be more expensive or may not be available at all.

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

Subsequent to receipt of the SEC subpoena, CNA produced documents and provided additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of CNA’s current and former executives relating to the restatement of its financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC also requested information relating to our restatement in 2006 of prior period results. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of CNA’s financial results are possible.

Item 1A. Risk Factors

CNA’s investment portfolio, which is a key component of its overall profitability, may suffer reduced returns or losses, especially with respect to its equity in various limited partnership net assets which are often subject to greater leverage and volatility.

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

Risks Related to Us and Our Subsidiary, Lorillard, Inc.

Lorillard is a defendant in approximately 2,840 tobacco-related lawsuits, which are extremely costly to defend, and which could result in substantial judgments against Lorillard.

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

Approximately 2,840 tobacco-related cases are pending against Lorillard in the United States. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that Lorillard may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if Lorillard is successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs.

Further, adverse decisions in actions against tobacco companies other than Lorillard could have an adverse impact on the industry, including Lorillard. For example, in 2006 the Oregon Supreme Court affirmed the verdict in Williams v. Philip Morris USA, Inc., in which plaintiff was awarded approximately $525,000 in compensatory damages and $79.5 million in punitive damages, a ratio of more than 150:1. The Oregon Supreme Court had determined that the ratio of punitive to compensatory damages was not inconsistent with U.S. Supreme Court precedents in this area. In February of 2007, the U.S. Supreme Court vacated that decision on other grounds and returned Williams to the Oregon Supreme Court for further consideration. Lorillard is not a party to Williams. Please read information included in MD&A under Item 7 and Note 20 of the Notes to Consolidated Financial Statements included in Item 8.

A substantial judgment has been rendered against Lorillard in the Scott litigation.

In June of 2004, the court entered a final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. The jury awarded plaintiffs approximately $591.0 million to fund

Item 1A. Risk Factors

cessation programs for Louisiana smokers. The court’s final judgment also reflected its award of prejudgment interest. During February of 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $312.0 million; struck the award of prejudgment interest, which totaled approximately $440.0 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana Court of Appeal has returned the case to the trial court for further proceedings. Lorillard’s share of any judgment has not been determined. It is possible that the parties will seek further review of this decision. For additional information on the Scott case, please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

The verdict returned in the federal government’s reimbursement case, while not final, could impose significant financial burdens on Lorillard and adversely affect future sales and profits.

During August of 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). Lorillard is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order granted equitable relief and imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect Lorillard’s future sales and profits. Defendants, including Lorillard, have noticed appeals from the final judgment and the remedial order. Plaintiff also has noticed an appeal from the final judgment. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeal that will remain in effect while the appeal is proceeding. As a result of the government’s appeal, it is possible that certain of the government’s claims or damages could be reinstated. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal. Please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation.

Lorillard is a defendant in a case that has been certified as a nationwide class action and that could result in a substantial verdict.

Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), has been certified by a federal judge as a nationwide class action on behalf of individuals who purchased “lights” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. The federal court of appeals has agreed to review the class certification order, and it has stayed all activity before the trial court until the appeal is concluded. Please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation.

The Florida Supreme Court’s approval of an order vacating a $16.3 billion judgment against Lorillard in the Engle litigation is not final.

Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes. During 2000, a jury awarded the certified class approximately $16.3 billion in punitive damages against Lorillard. This award was part of a verdict against other major tobacco companies that totaled $145.0 billion in punitive damages. The verdict bears interest at the rate of 10.0% per year. During 2006, the Florida Supreme Court affirmed the 2003 holding of an intermediate appellate court that the $145.0 billion punitive damages award must be vacated. The Florida Supreme Court also determined that the case could not

Item 1A. Risk Factors

proceed further as a class action and decertified the class. The Florida Supreme Court has formally concluded its consideration of Engle, but the time for plaintiffs to seek review of the case by the U.S. Supreme Court has not expired.

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

The 2006 ruling by the Florida Supreme Court in Engle permits members of the decertified class to file individual claims, including claims for punitive damages. The opportunity for filing such cases concludes during January of 2008. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on some of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial on a number of issues including, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. The Supreme Court further held that these first phase jury findings will be binding on the Engle defendants, including Lorillard, in any such future case filed by a member of the former class. It is possible that a significant number of additional individual lawsuits will be filed against cigarette manufacturers, including Lorillard, by former class members. It is not possible to estimate the number or ultimate outcome of lawsuits that could be filed as a result of this decision. In the aggregate, these claims may have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information on the Engle case, please read Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

In a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke: A Report of the Surgeon General, 2006,” the United States Surgeon General summarized conclusions from previous Surgeon General’s reports concerning the health effects of exposure to second-hand smoke by non-smokers. According to this report, scientific evidence now supports six major conclusions:

•	Second-hand smoke causes premature death and disease in children and in adults who do not smoke.

•	Children exposed to second-hand smoke are at an increased risk for sudden infant death syndrome (SIDS), acute respiratory infections and ear problems.

•	Exposure of adults to second-hand smoke has immediate adverse effects on the cardiovascular system and causes heart disease and lung cancer.

•	The scientific evidence indicates that there is no risk-free level of exposure to second-hand smoke.

•	Many millions of Americans, both children and adults, are exposed to second-hand smoke in their homes and workplaces.

•
Eliminating smoking in indoor spaces fully protects non-smokers from exposure to second-hand smoke. Separating smokers from non-smokers, cleaning the air, and ventilating buildings cannot eliminate exposures of non-smokers to second-hand smoke.

This report could form the basis of additional litigation against cigarette manufacturers, including Lorillard. The report could be used to support existing litigation against Lorillard or other cigarette manufacturers. It also is possible that the

Item 1A. Risk Factors

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

Under the State Settlement Agreements, Lorillard is obligated to pay approximately $925.0 million to $975.0 million in 2007, primarily based on 2006 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on Lorillard’s domestic market share and unit volume of domestic shipments in the year preceding the year in which payment is due. Please read Note 20 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding the State Settlement Agreements.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect Lorillard.

Some plaintiffs and other sources, including among others, the Center for Disease Control and Prevention, have claimed that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes. If such claims were to be substantiated, Lorillard, as the leading manufacturer of mentholated cigarettes in the United States, could face increased exposure to tobacco-related litigation. Even if those claims are not substantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard’s sales, including sales of Newport.

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

In 1999, federal excise taxes were $0.24 per pack and state excise taxes ranged from $0.03 to $1.00 per pack. In 2006, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. During 2006, excise tax increases ranging from $0.05 to $1.00 per pack of 20 cigarettes were implemented in six states and two municipalities. Proposals continue to be made to increase federal, state and local tobacco excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Lorillard is dependent on the U.S. cigarette business, which we expect to continue to contract.

Lorillard’s U.S. cigarette business is currently its only significant business. The U.S. cigarette market has generally been contracting and we expect it to continue to contract. Lorillard does not have foreign cigarette sales that could offset these effects, as it sold the international rights to substantially all of its brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a

Item 1A. Risk Factors

decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound annual rate of approximately 2.6% over the period 1997 through 2006, as measured by Management Science Associates. Domestic U.S. cigarette industry shipments decreased by 2.4% during 2006, as compared to 2005, and 3.2% for 2005, as compared to 2004, according to information provided by Management Science Associates.

Lorillard derives most of its revenue from the sales of one product in the premium market.

Lorillard’s largest selling brand, Newport, accounted for approximately 93.3% of Lorillard’s sales revenue in 2006. Newport is positioned in the premium segment of the U.S. cigarette market. Lorillard’s principal strategic plan revolves around the advertising and promotion of its Newport brand. Lorillard cannot ensure that it will continue to successfully implement its strategic plan with respect to Newport or that implementation of its strategic plan will result in the maintenance or growth of the Newport brand.

The use of significant amounts of promotion expenses and sales incentives in response to competitive actions and market price sensitivity may have a material adverse impact on Lorillard.

The cigarette market over recent years has been very price competitive due to the impact of, among other things, higher state and local excise taxes and the market share of deep discount brands. In response to these and other competitor actions and pricing pressures, Lorillard has engaged in significant use of promotional expenses and sales incentives. The cost of these measures could have a material adverse impact on Lorillard. Lorillard regularly reviews the results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Several of Lorillard’s competitors have developed alternative cigarette products.

Certain of the major cigarette makers are marketing alternative cigarette products. For example, Philip Morris has developed an alternative cigarette called Accord in which the tobacco is heated rather than burned. Reynolds American has developed an alternative cigarette called Eclipse in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. is marketing a cigarette offered in several packings with declining levels of nicotine, called Quest. Philip Morris and Reynolds American have indicated that these products may deliver fewer smoke components as compared to conventional cigarettes. Lorillard has not marketed similar alternative cigarettes. Should such alternative cigarette products gain a significant share of the U.S. cigarette market, Lorillard may be at a competitive disadvantage.

Lorillard may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require Lorillard to introduce new products or make substantial changes to existing products. For example, six states have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. Lorillard believes that there may be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. Lorillard may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

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

Item 1A. Risk Factors

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

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline’s expansion projects may not be completed or completed on materially different terms or timing than initially anticipated. If completed, the expansion project may not achieve the intended benefits.

Boardwalk Pipeline has announced significant proposed expansion projects and may consider additional expansion projects in the future. Boardwalk Pipeline anticipates that it will be required to seek additional financing in the future to fund current and future expansion projects and may not be able to secure such financing on favorable terms, or at all. In addition, Boardwalk Pipeline may not be able to complete the expansion projects on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties and land owner opposition, difficulties with partners or potential partners or other factors beyond its control. If Boardwalk Pipeline does not meet designated schedules for approval and construction of its expansion projects, certain of its customers may have the right to terminate their precedent agreements relating to the expansion projects. Certain customers may also have the right to receive liquidated damages. Even if expansion projects are completed, the total cost of the expansion projects may be higher than anticipated and the performance of Boardwalk Pipeline’s business following the expansion projects may not meet expectations. Further, Boardwalk Pipeline may not be able to timely and effectively integrate the expansion projects into operations, such integration may result in unforeseen operating difficulties or unanticipated costs and the expansion projects might divert the attention of management from other business concerns. Any of these or other factors could adversely affect Boardwalk Pipeline’s ability to realize the anticipated benefits from the expansion projects and thus have a material adverse effect on our business, financial condition, results of operations and cash flows.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC rate-making policies.

Action by the FERC on currently pending matters as well as matters arising in the future could adversely affect Boardwalk Pipeline’s ability to establish rates, or to charge rates that would cover future increases in Boardwalk Pipeline’s costs, or even to continue to collect rates that cover current costs. Boardwalk Pipeline cannot make assurances that it will be able to recover all of its costs through existing or future rates. An adverse determination in any future rate proceeding brought by or against Texas Gas or Gulf South could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued its opinion in BP West Coast Products, LLC v. FERC (“BP West Coast”) and vacated the portion of the FERC’s decision applying the FERC’s Lakehead policy to determine an allowance for income taxes in the regulated cost of service. In its Lakehead decision, the FERC allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders were corporations subject to income tax. The D.C. Circuit emphasized that a regulated pipeline’s cost of service should include only “appropriate cost[s]” and compared income taxes paid by owners of equity interests in a pipeline to the costs of bookkeeping paid by such owners, indicating the court’s belief that such costs paid by an entity other than the regulated entity would not be recoverable in the rates of the pipeline. In May and June 2005, the FERC issued a statement of general policy and an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the

Item 1A. Risk Factors

ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. In December 2005, the FERC issued a case-specific review of the income tax allowance issue in the SFPP, L.P. proceeding. The FERC ruled favorably to SFPP, L.P. on all income tax issues and set forth guidelines regarding the type of evidence necessary for the pipeline to determine its income tax allowance. The FERC’s BP West Coast remand decision, the new tax allowance policy, and the December 2005 order have been appealed to the D.C. Circuit. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. If the FERC were to change its tax allowance policies in the future, or if current policy was reversed or changed on appeal by a court, such changes could materially and adversely impact the rates Boardwalk Pipeline is permitted to charge as future rates are approved for its interstate transportation services.

Boardwalk Pipeline’s operations are subject to operational hazards and unforeseen interruptions for which Boardwalk Pipeline may not be adequately insured.

There are a variety of operating risks inherent in Boardwalk Pipeline’s natural gas transportation and storage operations, such as leaks, explosions and mechanical problems, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of Boardwalk Pipeline’s operations and substantial revenue losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

Boardwalk Pipeline currently possesses property, business interruption and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs on commercially reasonable costs and terms.

Because of the natural decline in gas production from existing wells, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas.

For the years 2003 to 2005, gas production from the Gulf Coast region, which supplies the majority of Boardwalk Pipeline’s throughput, has declined an average of approximately 11.0% per year according to the Energy Information Administration (the “EIA”). A large part of this decline was due to the effects of Hurricanes Katrina and Rita in 2005. Boardwalk Pipeline cannot give any assurance regarding the gas production industry’s ability to find new sources of domestic supply. Production from existing wells and gas supply basins connected to Boardwalk Pipeline’s systems will naturally decline further over time. The amount of natural gas reserves underlying these wells may also be less than Boardwalk Pipeline anticipates, or the rate at which production from these reserves declines may be greater than Boardwalk Pipeline anticipates. Accordingly, to maintain or increase throughput levels on its pipelines, Boardwalk Pipeline must continually obtain access to new supplies of natural gas. The primary factors affecting Boardwalk Pipeline’s ability to obtain new sources of natural gas to its pipelines include: (1) the level of successful drilling activity near Boardwalk Pipeline’s pipelines; (2) Boardwalk Pipeline’s ability to compete for these supplies; (3) the successful completion of new liquefied natural gas (“LNG”) facilities near Boardwalk Pipeline’s facilities; and (4) Boardwalk Pipeline’s gas quality requirements.

The level of drilling activity is dependent on a number of factors beyond Boardwalk Pipeline’s control. The primary factor that impacts drilling decisions is the price of oil and natural gas. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the fields served or to be served by Boardwalk Pipeline, which would lead to reduced throughput levels on its pipelines. Other factors that impact production decisions include producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits, the availability and cost of drilling rigs and other drilling equipment, and regulatory changes. Because of these factors, even if new natural gas reserves were discovered in areas served by Boardwalk Pipeline, producers may choose not to develop those reserves or may connect them to different pipelines.

Item 1A. Risk Factors

Imported LNG is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supply is expected to be imported through new LNG facilities to be developed over the next decade. Boardwalk Pipeline cannot predict which, if any, of these projects will be constructed. If a significant number of these new projects fail to be developed with their announced capacity, or there are significant delays in such development, or if they are built in locations where they are not connected to Boardwalk Pipeline’s systems or they do not influence sources of supply on its systems, Boardwalk Pipeline may not realize expected increases in future natural gas supply available for transportation through its systems.

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

Boardwalk Pipeline’s primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. As of December 31, 2006, approximately 14.0% of the firm contract load on the Boardwalk Pipeline systems was due to expire on or before December 31, 2007. Upon expiration, Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. A key determinant of the value that customers can realize from firm transportation on a pipeline is the basis differential, which can be affected by, among other things, the availability of supply, available capacity, storage inventories, weather and general market demand in the respective areas.

The extension or replacement of existing contracts depends on a number of factors beyond Boardwalk Pipeline’s control, including:

•	existing and new competition to deliver natural gas to Boardwalk Pipeline’s markets;

•	the growth in demand for natural gas in Boardwalk Pipeline’s markets;

•	whether the market will continue to support long-term contracts;

•	the reduction of current basis differentials-market price spreads between two points across the Boardwalk Pipeline systems;

•	whether Boardwalk Pipeline’s strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

The northeastern terminus of the Texas Gas pipeline system is in Lebanon, Ohio, where it connects with other interstate natural gas pipelines delivering natural gas to East Coast and Midwest metropolitan areas and other indirect markets. Pipeline capacity into Lebanon is approximately 48.0% greater than pipeline capacity leaving that point, creating a bottleneck for supply into areas of high demand. Approximately 21.0% of Boardwalk Pipeline’s long-term contracts with firm deliveries to Lebanon expire by the end of 2007. While demand for natural gas from Boardwalk Pipeline’s Lebanon, Ohio terminus and other interconnects in that region has remained strong in the past, there can be no assurance regarding continued demand for gas from the Gulf Coast region, including East Texas, in the face of other

Item 1A. Risk Factors

sources of natural gas for various indirect markets, including pipelines from Canada, a new proposed pipeline from the Rockies, and new LNG facilities proposed to be constructed along the East Coast.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of its revenues. For the years ended December 31, 2006, 2005 and 2004, ProLiance Energy, LLC and Atmos Energy accounted for approximately 18.4%, 20.1% and 32.3% of Boardwalk Pipeline’s total operating revenues. Boardwalk Pipeline may be unable to negotiate extensions or replacements of these contracts and those with other key customers on favorable terms as a result of competition, creditworthiness or for other reasons.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Boardwalk Pipeline is exposed to credit risk from the nonperformance by its customers of their contractual obligations, in large part relating to volumes owed by customers for imbalances or gas loaned to them, generally under parking and lending services and no-notice services. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on Boardwalk Pipeline’s financial condition, results of operation and cash flows. Please read information on credit risk included in Credit Risk under Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Boardwalk Pipeline depends on third-party pipelines and other facilities interconnected to its pipelines.

Boardwalk Pipeline depends upon third-party pipelines and other facilities that provide delivery options to and from its pipelines. For example, Gulf South’s pipeline system can deliver approximately 500.0 Mcf per day to a major pipeline connection with Texas Eastern at Kosciusko, Mississippi. If this or any other pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, Boardwalk Pipeline’s ability to continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect could cause a material reduction in volumes transported on or stored at facilities of Boardwalk Pipeline.

Significant changes in natural gas prices could affect supply and demand, and reduce system throughput.

Higher natural gas prices could result in a decline in the demand for natural gas and, therefore, in the throughput on the Boardwalk Pipeline systems. In addition, reduced price volatility could reduce the revenues generated by Boardwalk Pipeline’s parking and lending and interruptible storage services. In general terms, the price of natural gas fluctuates in response to changes in supply, changes in demand, market uncertainty and a variety of additional factors that are beyond Boardwalk Pipeline’s control. These factors include:

•	worldwide economic conditions;

•	weather conditions and seasonal trends;

•	levels of domestic production and consumer demand;

•	the availability of LNG;

•	a material decrease in the price of natural gas could have an adverse effect on the shippers who have contracted for capacity on Boardwalk Pipeline’s planned expansion projects;

•	the availability of adequate transportation capacity;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

Item 1A. Risk Factors

•	the anticipated future prices of natural gas, LNG and other commodities.

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

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates (such as Diamond Offshore is currently experiencing in the markets in which it operates), followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

Current oil and natural gas prices are significantly above historical averages, which has resulted in higher utilization and dayrates earned by Diamond Offshore’s drilling units, generally beginning in the third quarter of 2004. However, Diamond Offshore can provide no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue. Diamond Offshore may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.

Item 1A. Risk Factors

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

Diamond Offshore’s contracts for its drilling units provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs incurred. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. In addition, for contracts with dayrate clauses, Diamond Offshore may be unable to recover increased or unforeseen costs from its customers.

Diamond Offshore’s drilling contracts may be terminated due to events beyond Diamond Offshore’s control.

Diamond Offshore’s customers may terminate some of their drilling contracts if the drilling unit is destroyed or lost or if drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In addition, some of Diamond Offshore’s drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate Diamond Offshore for the loss of a contract. In addition, the early termination of a contract may result in a rig being idle for an extended period of time. During depressed market conditions, Diamond Offshore’s customers may also seek renegotiation of firm drilling contracts to reduce their obligations.

Rig conversions, upgrades or newbuilds may be subject to delays and cost overruns.

From time to time, Diamond Offshore may undertake to add new capacity through conversions or upgrades to rigs or through new construction. Diamond Offshore has entered into agreements to upgrade two of its drilling units to ultra-deepwater capability at an estimated aggregate cost of $553.0 million. The shipyard portion of the upgrade of one rig has been completed, and Diamond Offshore expects that the unit will return to the Gulf of Mexico in mid-2007. Diamond Offshore expects delivery of its other semisubmersible unit during the fourth quarter of 2008. Diamond Offshore also has entered into agreements to construct two new jack-up drilling units with delivery expected in the first quarter of 2008 at an aggregate cost of approximately $320.0 million, including drillpipe and capitalized interest. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

Item 1A. Risk Factors

•	shortages of equipment, materials or skilled labor;
•	work stoppages;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	unanticipated cost increases;
•	weather interferences;
•	difficulties in obtaining necessary permits or in meeting permit conditions;
•	design and engineering problems;
•	shipyard failures; and
•	failure or delay of third party service providers and labor disputes.

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

Diamond Offshore’s operations are subject to the usual hazards inherent in drilling for oil and gas offshore, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings and natural disasters such as hurricanes or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel, damage to producing or potentially productive oil and gas formations and environmental damage. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. In addition, offshore drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. Diamond Offshore may also be subject to damage claims by oil and gas companies or other parties.

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

Because the amount of insurance coverage available to Diamond Offshore has been significantly limited and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for a portion of its liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. Although Diamond Offshore continues to carry physical damage insurance for certain other losses, Diamond Offshore significantly increased its deductibles to offset or mitigate premium increases. Diamond Offshore’s deductible for physical damage insurance is currently $150.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). Diamond Offshore continues to carry liability insurance with coverages similar to prior years, except that Diamond Offshore elected to self-insure for a portion of its excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. Diamond Offshore’s deductible for liability coverage generally has increased to $5.0 million per occurrence, but its deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to $10.0 million per occurrence, with no annual aggregate deductible. To the extent that Diamond Offshore incurs certain liabilities related to named windstorms in the U.S. Gulf of Mexico in excess

Item 1A. Risk Factors

of $75.0 million, Diamond Offshore is self-insured for up to a maximum retention of $17.5 million per occurrence in addition to these deductibles. These changes result in a higher risk of losses that are not covered by third party insurance contracts. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment or to the property of others for which it may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.

Diamond Offshore’s international operations involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world that may expose it to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	piracy;

•	kidnapping of personnel;

•	expropriation of property or equipment;

•	foreign and domestic monetary policy;

•	the inability to repatriate income or capital;

•	regulatory or financial requirements to comply with foreign bureaucratic actions; and

•	changing taxation policies.

In addition, international contract drilling operations are subject to various laws and regulations in countries in which Diamond Offshore operates, including laws and regulations relating to:

•	the equipping and operation of drilling units;

•	repatriation of foreign earnings;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The actions of foreign governments, including initiatives by OPEC, may adversely affect Diamond Offshore’s ability to compete.

Diamond Offshore’s drilling contracts in the Mexican GOM expose it to greater risks than they normally assume.

As of the date of this report, Diamond Offshore has three intermediate semisubmersible rigs and one jack-up rig drilling offshore Mexico under contract with PEMEX, the national oil company of Mexico, and has two additional intermediate semisubmersibles contracted to begin working for PEMEX in the third quarter of 2007. The terms of these contracts expose Diamond Offshore to greater risks than they normally assume, such as exposure to greater environmental liability, and can be terminated by PEMEX on short-term notice, contractually or by statute, subject to certain conditions. While Diamond Offshore believes that the financial terms of these contracts and its operating safeguards in place mitigate these risks, Diamond Offshore can provide no assurance that the increased risk exposure will not have a negative impact on our future operations or financial results.

Item 1A. Risk Factors

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses.

Due to Diamond Offshore’s international operations, Diamond Offshore may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where it does not hedge an exposure to a foreign currency. Diamond Offshore may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital. Diamond Offshore can provide no assurance that financial hedging arrangements will effectively hedge any foreign currency fluctuation losses that may arise.

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

Future terrorist attacks and the continued threat of terrorism in this country or abroad, as well as possible retaliatory military and other action by the United States and its allies, could have a significant impact on the businesses of certain of our subsidiaries, including the following:

CNA. CNA may bear substantial losses from future acts of terrorism. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended, until December 31, 2007, the program established by the Terrorism Risk Insurance Act of 2002. Under this program, insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. TRIEA does not provide complete protection for future losses derived from acts of terrorism. Please read information on TRIEA included in the MD&A under Item 7.

Diamond Offshore and Boardwalk Pipeline. The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for oil and natural gas, which could affect the market for DiamondOffshore’s oil and gas offshore drilling services and Boardwalk Pipeline’s natural gas transportation, gathering and storage services. In addition, it has been reported that terrorists might target domestic energy facilities. While Diamond Offshore and Boardwalk Pipeline take steps that they believe are appropriate to increase the security of their energy assets, there is no assurance that they can completely secure their assets, completely protect them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

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

Boardwalk Pipeline. A substantial portion of the Gulf South pipeline assets and a smaller portion of the Texas Gas pipeline assets are located in the Gulf Coast region of the United States and, as such, are exposed to the impact of hurricanes, such as Hurricanes Katrina and Rita which struck that region in 2005. Boardwalk Pipeline experienced a variety of damage from those storms, including damage to its physical facilities and rights of way, loss of customers, such as the City of New Orleans, damaged or destroyed by the storm and loss of natural gas supply from facilities of suppliers damaged or destroyed by the storm. In addition, Boardwalk Pipeline could be required to relocate some of its pipeline facilities, possibly at its expense, as the Gulf Coast region is reconstructed.

Item 1A. Risk Factors

Diamond Offshore. Diamond Offshore operates its offshore rig fleet in waters that can be severely impacted by hurricanes and other natural disasters, including the U.S. Gulf of Mexico. In late August 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in Diamond’s fleet and its warehouse in New Iberia, Louisiana sustained lesser damage in Hurricanes Katrina or Rita, or in some cases both storms. In addition to damaging or destroying rig equipment, some or all of which may be covered by insurance, catastrophes of this kind result in additional operating expenses for Diamond, including the cost of reconnaissance aircraft, rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment and others which may not be covered by insurance.

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

The businesses operated by certain of our subsidiaries are impacted by current and potential federal, state and local governmental regulations which imposes or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA. The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of CNA’s policyholders rather than its investors. Each state in which CNA does business has established supervisory agencies that regulate the manner in which CNA does business. Their regulations relate to, among other things:

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

Lorillard. A wide variety of federal and state laws and local regulations limit the advertising, sale and use of cigarettes, and these laws have proliferated in recent years. If the U.S. Food and Drug Administration (“FDA”) is granted authority to regulate tobacco products, as has been proposed for many years, Lorillard believes such regulation would

Item 1A. Risk Factors

provide Philip Morris, as the largest tobacco company in the country, with a competitive advantage. Lorillard believes that FDA regulations could:

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

Boardwalk Pipeline. Boardwalk Pipeline’s natural gas transportation, gathering and storage operations are subject to extensive regulation by the FERC and the United States Department of Transportation, among other federal and state authorities. In addition to the FERC rules and regulations related to the rates Boardwalk Pipeline can charge for its services, the FERC’s regulatory authority also extends to:

•	operating terms and conditions of service;

•	the types of services Boardwalk Pipeline may offer to its customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with affiliated companies involved in all aspects of the natural gas and electricity businesses.

The FERC action in any of these areas or modifications of its current regulations can adversely impact Boardwalk Pipeline’s ability to compete for business, the costs incurred in its operations, the construction of new facilities or Boardwalk Pipeline’s ability to recover the full cost of operating its pipelines. Another example is the time the FERC takes to approve the construction of new facilities, which could give Boardwalk Pipeline’s non-regulated competitors time to offer alternative projects or raise the costs of Boardwalk Pipeline’s projects to the point where they are no longer economical.

The United States Department of Transportation Office of Pipeline Safety has issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and

Item 1A. Risk Factors

take additional measures to protect pipeline segments located in what the rule refers to as high consequence areas (“HCAs”) where a leak or rupture could potentially do the most harm.

Diamond Offshore. Diamond Offshore’s operations are affected from time to time in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax and other laws relating to the energy business generally. Diamond Offshore may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to Diamond Offshore’s operating costs or may significantly limit drilling activity.

The businesses operated by our subsidiaries face intense competition.

Each of the businesses operated by our subsidiaries faces intense competition in its industry and will be harmed materially if it is unable to compete effectively. Certain of the competitive risks faced by those companies include:

CNA. All aspects of the insurance industry are highly competitive and CNA must continuously allocate resources to refine and improve its insurance products and services. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. CNA may lose business to competitors offering competitive insurance products at lower prices. CNA competes with a large number of stock and mutual insurance companies and other entities for both distributors and customers. In addition, the Graham-Leach-Bliley Act of 1999 has encouraged growth in the number, size and financial strength of CNA’s potential competitors by removing barriers that previously prohibited holding companies from simultaneously owning commercial banks, insurers and securities firms.

Lorillard. The cigarette market is highly concentrated, as Lorillard’s two major competitors, Philip Morris USA and Reynolds American, Inc., had a combined market share of approximately 77.1% for the year ended December 31, 2006. Reynolds American owns the third and fourth leading menthol brands, Kool and Salem, which had a combined share of the menthol segment of approximately 18.3% for the year ended December 31, 2006. This concentration of U.S. market share could make it more difficult for Lorillard to compete for shelf space in retail outlets, access to which is already exacerbated by the restrictive marketing programs of these larger competitors, and could impact price competition among menthol brands.

In addition to competing with major cigarette makers, Lorillard competes with a significant number of smaller competitors, many of which are not subject to the same payment obligations under the State Settlement Agreements as Lorillard and thereby enjoy competitive cost and pricing advantages. As a result of their cost and pricing advantages, the smaller manufacturers have developed meaningful market share, principally in the deep discount cigarette segment. Lorillard’s focus on the premium market and its obligations under the State Settlement Agreements make it very difficult to compete successfully in the deep discount market.

Diamond Offshore. The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and natural gas exploration and production companies have reduced the number of available customers.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates (such as we are currently experiencing), followed by periods of lower demand, excess rig supply and lower dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

Although oil and natural gas prices are currently significantly above historical averages, resulting in higher utilization and dayrates earned by Diamond Offshore’s drilling units, generally beginning in the third quarter of 2004, Diamond Offshore can provide no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue. Diamond Offshore may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.

Item 1A. Risk Factors

Significant new rig construction and upgrades of existing drilling units could also intensify price competition. Diamond Offshore believes that there are currently 100 jack-up rigs and floaters (semisubmersible rigs and drillships) on order and scheduled for delivery between 2007 and 2010. Improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs. These increases in rig supply could result in depressed rig utilization and greater price competition from both existing competitors, as well as new entrants into the offshore drilling market. As of the date of this report, not all of the rigs currently under construction have contracted for future work, which may further intensify price competition as scheduled delivery dates occur. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.

Boardwalk Pipeline. Boardwalk Pipeline competes primarily with other interstate and intrastate pipelines in the transportation and storage of natural gas. Natural gas also competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to gas supplies, flexibility and reliability. The FERC’s policies promoting competition in gas markets are having the effect of increasing the gas transportation options for Boardwalk Pipeline’s traditional customer base. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s systems or, in cases where Boardwalk Pipeline does not have long-term fixed rate contracts, could force Boardwalk Pipeline to lower its transportation or storage rates. Competition could intensify the negative impact of factors that significantly decrease demand for natural gas in the markets served by Boardwalk Pipeline’s systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Boardwalk Pipeline’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. Boardwalk Pipeline also competes against a number of intrastate pipelines which have significant regulatory advantages over its and other interstate pipelines because of the absence of FERC regulation. In view of potential rate increases, construction and service flexibility available to intrastate pipelines, Boardwalk Pipeline may lose customers and throughput to intrastate competitors.

We and our subsidiaries are subject to litigation.

We and our subsidiaries are subject to litigation in the normal course of business. Litigation is costly and time consuming to defend and could result in a material expense. Please read information on litigation included in the MD&A under Item 7 and Note 20 of the Notes to Consolidated Financial Statements included under Item 8. Certain of the litigation risks faced by us and our subsidiaries are as follows:

CNA. CNA faces substantial risks of litigation and arbitration beyond ordinary course claims and APMT matters, which may contain assertions in excess of amounts covered by reserves that CNA has established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages. Accordingly, unfavorable results in these proceedings could have a material adverse impact on our results of operations.

Lorillard. As discussed in more detail above, Lorillard is a defendant in a large number of tobacco-related cases and other litigation, in some instances seeking damages from Lorillard ranging into the billions of dollars. We are a defendant in certain of these cases as well.

We and our subsidiaries are each dependent on a small number of key executives and other key personnel to operate our businesses successfully.

Our success and the success of our operating subsidiaries substantially depends upon each company’s ability to attract and retain high quality executives and other qualified employees. In many instances, there may be only a limited number of available qualified executives in the business lines in which we and our subsidiaries compete and the loss of one or more key employees or the inability to attract and retain other talented personnel could impede the successful implementation of our and our subsidiaries’ business strategies. For example, Lorillard is currently experiencing difficulty in identifying and hiring qualified personnel in some areas of its business, due primarily to the health and social issues associated with the tobacco industry. In addition, Diamond Offshore has experienced and continues to experience upward pressure on salaries and wages and increased competition for skilled workers as a result of the

Item 1A. Risk Factors

strengthening offshore drilling market. Diamond Offshore has also sustained the loss of experienced personnel to competitors. In response to these market conditions, Diamond Offshore has implemented retention programs, including increases in compensation.

Certain of our subsidiaries face significant risks related to compliance with environmental laws.

Certain of our subsidiaries have extensive obligations and/or financial exposure related to compliance with federal, state and local environmental laws or. Laws and regulations protecting the environment have become increasingly stringent in recent years, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. These laws and regulations may expose us and our subsidiaries to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For example:

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

Tobacco Related - Approximately 3,960 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,840 of these cases. The Company is a defendant in four of the pending cases. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 20, Legal Proceedings - Tobacco Related of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

The pending product liability cases are composed of the following types of cases:

Conventional product liability cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,285 cases are pending, including approximately 200 cases against Lorillard. The 1,285 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial.

Item 3. Legal Proceedings
Tobacco Related - (Continued)

Lorillard is a defendant in approximately 75 of the 1,000 consolidated West Virginia cases. The Company is a defendant in two of the conventional product liability cases.

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

Reimbursement cases are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens. Lorillard is a defendant in four of the six Reimbursement cases pending against cigarette manufacturers in the United States. The Company is not a defendant in any of the Reimbursement cases pending in the U.S. Lorillard and the Company are defendants in an additional case pending in Israel. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. During August of 2006, U.S. District Court, District of Columbia entered a final judgment and remedial order following trial of this matter. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order granted equitable relief and imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect Lorillard’s future sales and profits. The parties have noticed appeals from this judgment. It is possible that the appellate court could reconsider its order from February of 2005 that barred the government from seeking disgorgement of profits. Lorillard is one of the defendants in the case. The Company is not a party to this action.

Flight Attendant cases are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 330 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 140 of the 330 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

Other tobacco-related litigation includes Tobacco Related Anti-Trust Cases. Reference is made to Exhibit 99.01 to this Report for a list of pending Tobacco Related Anti-Trust Cases in which Lorillard is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4. Submission of Matters to a Vote of Security Holders

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position and Offices Held	Age	First Became Officer

David B. Edelson	Senior Vice President	47	2005
Gary W. Garson	Senior Vice President, General Counsel and Secretary	60	1988
Herbert C. Hofmann	Senior Vice President	64	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	62	1997
Arthur L. Rebell	Senior Vice President	66	1998
Andrew H. Tisch	Office of the President, Co-Chairman of the Board and Chairman of the Executive Committee	57	1985
James S. Tisch	Office of the President, President and Chief Executive Officer	54	1981
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	53	1987

Andrew H. Tisch and James S. Tisch are brothers and are cousins of Jonathan M. Tisch. None of the other officers or directors of Registrant is related to any other.

All of our executive officers except David B. Edelson have been engaged actively and continuously in our business for more than the past five years. Prior to joining us, Mr. Edelson was employed at JPMorgan Chase & Co. for more than five years, serving in various positions but most recently as Executive Vice President and Corporate Treasurer.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Our common stock is listed on the New York Stock Exchange under the symbol “LTR.” On May 8, 2006, the Company effected a three-for-one stock split of Loews common stock to shareholders of record on April 24, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.

The following table sets forth the reported high and low sales prices in each calendar quarter of 2006 and 2005:

	2006		2005
	High	Low	High	Low

First Quarter	$34.26	$30.75	$24.87	$22.35
Second Quarter	36.79	33.24	26.76	22.98
Third Quarter	38.79	34.85	31.32	25.57
Fourth Quarter	41.92	37.49	32.90	29.17

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares the total annual return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group (“Loews Peer Group”)* for the five years ended December 31, 2006. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2001 and that all dividends were reinvested.

*
The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Ace Limited, Altria Group, Inc., American International Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Hartford Financial Services Group, Inc., Reynolds American, Inc., Safeco Corporation, St. Paul Companies (included through 2003), The St. Paul Travelers Companies, Inc., UST, Inc. and XL Capital Ltd.

Carolina Group stock

Carolina Group stock is listed on the New York Stock Exchange under the symbol “CG.” The following table sets forth the reported high and low sales prices in each calendar quarter of 2006 and 2005:

	2006		2005
	High	Low	High	Low

First Quarter	$49.99	$43.96	$34.50	$28.47
Second Quarter	52.92	46.44	33.49	29.25
Third Quarter	60.94	51.18	40.29	33.10
Fourth Quarter	64.72	55.13	46.06	38.72

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Carolina Group stock commenced trading on February 1, 2002. Accordingly, the following graph compares the total annual return of Carolina Group stock, the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Tobacco Index (“S&P Tobacco”) for the period from February 1, 2002 to December 31, 2006. The graph assumes that the value of the investment in our Carolina Group stock and each index was $100 on February 1, 2002 and that all dividends were reinvested.

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.05 per share of Loews common stock were paid in each calendar quarter of 2005 and the first quarter of 2006. We increased our quarterly cash dividend on Loews common stock to $0.0625 per share beginning in the second quarter of 2006.

We have paid quarterly cash dividends on Carolina Group stock in each year since inception. Regular dividends of $0.455 per share of Carolina Group stock were paid in each calendar quarter of 2006 and 2005.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2006 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	4,110,442	$23.124	5,998,991
Carolina Group stock:
Equity compensation plans approved by
security holders (b)	581,694	$36.237	557,500
Equity compensation plans not approved
by security holders (c)	N/A	N/A	N/A

(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	Consists of the Carolina Group 2002 Stock Option Plan.
(c)	We do not have equity compensation plans that have not been authorized by our stockholders.

Approximate Number of Equity Security Holders

We have approximately 1,610 holders of record of Loews common stock and approximately 70 holders of record of Carolina Group stock.

Common Stock Repurchases

We repurchased Loews common stock in each quarter of 2006 as follows:

Period	Total number of shares purchased	Average price paid per share

January 1, 2006 - March 31, 2006	1,675,200	$33.23
April 1, 2006 - June 30, 2006	5,548,800	34.02
July 1, 2006 - September 30, 2006	278,500	37.17
October 1, 2006 - December 31, 2006	6,432,010	39.64

Loews common stock repurchases in the fourth quarter of 2006 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

November 1, 2006 -
November 30, 2006	5,754,500	$39.52	N/A	N/A
December 1, 2006 -
December 31, 2006	677,510	$40.64	N/A	N/A

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Loews Corporation:

We have audited management’s assessment included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Loews Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 and our report dated February 22, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and includes an explanatory paragraph concerning a change in the method of accounting for defined benefit pension and other postretirement plans in 2006.

DELOITTE & TOUCHE LLP
New York, NY
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Loews Corporation:

We have audited the accompanying consolidated balance sheets of Loews Corporation and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

We have also audited, in accordance with the standards of the PCAOB, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
New York, NY
February 22, 2007

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2006	2005	2004	2003	2002
(In millions, except per share data)

Results of Operations:

Revenues	$17,911.0	$16,017.8	$15,236.9	$16,459.7	$17,463.9
Income (loss) before taxes and minority
interest	$4,472.1	$1,846.5	$1,828.8	$(1,357.1)	$1,666.1
Income (loss) from continuing operations	$2,517.0	$1,192.9	$1,235.3	$(654.0)	$993.5
Discontinued operations, net	(25.7)	18.7	(19.5)	56.8	(33.8)
Cumulative effect of change in
accounting principles, net					(39.6)
Net income (loss)	$2,491.3	$1,211.6	$1,215.8	$(597.2)	$920.1

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$2,100.6	$941.6	$1,050.8	$(769.2)	$852.8
Discontinued operations, net	(25.7)	18.7	(19.5)	56.8	(33.8)
Cumulative effect of change in
accounting principles, net					(39.6)
Loews common stock	2,074.9	960.3	1,031.3	(712.4)	779.4
Carolina Group stock	416.4	251.3	184.5	115.2	140.7
Net income (loss)	$2,491.3	$1,211.6	$1,215.8	$(597.2)	$920.1

Net Income (Loss) Per Share (a):

Loews common stock:
Income (loss) from continuing operations	$3.80	$1.69	$1.89	$(1.38)	$1.51
Discontinued operations, net	(0.05)	0.03	(0.04)	0.10	(0.06)
Cumulative effect of change in
accounting principles, net					(0.07)
Net income (loss)	$3.75	$1.72	$1.85	$(1.28)	$1.38

Carolina Group stock	$4.46	$3.62	$3.15	$2.76	$3.50

Financial Position (a):

Investments	$53,888.8	$45,396.0	$44,298.5	$42,514.8	$40,136.7
Total assets	76,880.9	70,905.8	73,720.3	77,673.9	70,211.0
Debt	5,572.4	5,206.8	6,990.3	5,820.2	5,651.9
Shareholders’ equity	16,501.8	13,092.1	11,969.9	10,855.3	10,995.5
Cash dividends per share:
Loews common stock	0.24	0.20	0.20	0.20	0.20
Carolina Group stock	1.82	1.82	1.82	1.81	1.34
Book value per share of Loews common
stock	30.14	23.64	21.85	19.95	20.13
Shares outstanding:
Loews common stock	544.20	557.54	556.75	556.34	556.32
Carolina Group stock	108.33	78.19	67.97	57.97	39.91

(a)
On May 8, 2006, the Company effected a three-for-one stock split of Loews common stock to shareholders of record on April 24, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary);

•	the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 80% owned subsidiary);

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview - (Continued)

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

The following discussion should be read in conjunction with Item 1A, Risk Factors, of this Form 10-K.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2006 was $2,491.3 million, compared to $1,211.6 million in the prior year. Consolidated revenues in the year ended December 31, 2006 amounted to $17.9 billion, compared to $16.0 billion in the prior year.

The following table summarizes the net income and earnings per share information:

Year Ended December 31	2006	2005
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$2,032.0	$951.9
Net investment gains (losses)	68.6	(10.3)
Income from continuing operations	2,100.6	941.6
Discontinued operations, net	(25.7)	18.7
Net income attributable to Loews common stock	2,074.9	960.3
Net income attributable to Carolina Group stock (a)	416.4	251.3
Consolidated net income	$2,491.3	$1,211.6

Net income per share:
Loews common stock
Income from continuing operations	$3.80	$1.69
Discontinued operations, net	(0.05)	0.03
Loews common stock	$3.75	$1.72
Carolina Group stock	$4.46	$3.62

(a)
Reflects Loews Corporation’s sales of 15 million shares of Carolina Group stock in each of August and May of 2006 and 10 million shares in November of 2005. Net income per share of Carolina Group stock was not impacted by these sales.

Net income attributable to Loews common stock for the year ended 2006 amounted to $2,074.9 million, or $3.75 per share, compared to $960.3 million, or $1.72 per share, in the prior year. The results for the year ended December 31, 2005 included catastrophe losses at CNA of $304.8 million (after tax and minority interest) including the impact from Hurricanes Wilma, Katrina, Rita, Dennis and Ophelia and a benefit of $136.5 million related to a federal income tax settlement due primarily to net refund interest and the release of federal income tax reserves at CNA. The increase in net income was primarily due to improved results at CNA and Diamond Offshore, partially offset by a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of additional Carolina Group stock in August and May of 2006.

Net income attributable to Loews common stock includes net investment gains of $68.6 million (after tax and minority interest) compared to net investment losses of $10.3 million (after tax and minority interest) in the prior year.

Net income attributable to Carolina Group stock for the year ended 2006 was $416.4 million, or $4.46 per Carolina Group share, compared to $251.3 million, or $3.62 per Carolina Group share in the prior year. The increase in net

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Results - (Continued)

income attributable to Carolina Group stock was due to an increase in Lorillard Inc. net income driven by higher effective unit prices reflecting lower sales promotion expenses (accounted for as a reduction to net sales), increased unit sales and reflects an increase in the number of Carolina Group shares outstanding.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.2 billion outstanding at December 31, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2006, the outstanding Carolina Group stock represents a 62.34% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.34% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group.

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

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard, Boardwalk Pipeline and Diamond Offshore. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders (see Liquidity and Capital Resources - CNA Financial, below).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Parent Company Structure - (Continued)

At December 31, 2006, the book value per share of Loews common stock was $30.14, compared to $23.64 at December 31, 2005.

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

We consider the accounting policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on our judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations and/or equity.

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

CNA’s investment portfolio is subject to market declines below book value that may be other-than-temporary. CNA has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Securities in the parent company’s investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect our investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Income.

Long Term Care Products

Reserves and deferred acquisition costs for CNA’s long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully recovered and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.

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

In determining the discount rate assumption, we utilized current market information and liability information, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Moody’s Aa Corporate Bond Index is consistently used as the basis for the change in discount rate from the last measurement date with this measure confirmed by the yield on other broad bond indices. In addition in 2005, we supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s.

Further information on our pension and postretirement benefit obligations is included in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is an 89% owned subsidiary.

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off, including CNA’s former assumed reinsurance business. This segment also includes the results related to the centralized adjusting and settlement of Asbestos, Environment Pollution and Mass Tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

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

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of CNA management. For APMT, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a comprehensive ground-up analysis on its exposures annually. CNA’s actuaries, in conjunction with its specialized claim unit, use various modeling techniques to estimate its overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report APMT exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for APMT claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the APMT Reserves section of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional information relating to APMT claims and reserves.

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

Establishing Reserve Estimates

In developing claim and claim adjustment expense (“loss” or “losses”) reserve estimates, CNA’s actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a “product” level. A product can be a line of business covering a subset of insureds such as commercial automobile liability for small and middle market customers, it can encompass several lines of business provided to a specific set of customers such as dentists, or it can be a particular type of claim such as construction defect. Every product is analyzed at least once during the year, and many products are analyzed multiple times. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, CNA reviews actual loss emergence for all products each quarter.

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

Most of CNA’s business can be characterized as long-tail. For long tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of CNA’s property/casualty segments, Standard Lines, Specialty Lines and Other Insurance, contain both long-tail and short-tail exposures.

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

The average loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for products where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.

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

For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, CNA’s actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of CNA’s products, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, CNA will not assign any weight to the paid and incurred development methods. CNA will use loss ratio, Bornhuetter-Ferguson and average loss methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, CNA may also use loss ratio, Bornhuetter-Ferguson and average loss methods for short-tail exposures.

Periodic Reserve Reviews

The reserve analyses performed by CNA’s actuaries result in point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with CNA senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in CNA management’s best estimate which is then recorded as the loss reserve.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

CNA’s recorded reserves are CNA management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which CNA believes a material deviation to CNA's reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on CNA’s reserves.

Within Standard Lines, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $500.0 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $450.0 million. CNA’s net reserves for Standard Lines workers’ compensation were approximately $4.4 billion at December 31, 2006.

For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 15.0%, CNA estimates that its net reserves would increase by approximately $370.0 million. If the estimated incurred development factor for general liability decreases by 13.0%, CNA estimates that its net reserves would decrease by approximately $320.0 million. CNA’s net reserves for Standard Lines general liability were approximately $4.0 billion at December 31, 2006.

Within Specialty Lines, CNA believes a material deviation to its net reserves is reasonably possible for the US Specialty Lines group. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. US Specialty Lines also provide D&O, employment practices, fiduciary and fidelity coverages. US Specialty Lines also offers insurance products to serve the healthcare delivery system. The most significant factor affecting US Specialty Lines reserve estimates is claim severity. Claim severity for US Specialty Lines is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity for US Specialty Lines increases by 7.0%, CNA estimates that US Specialty Lines net reserves would increase by approximately $270.0 million. If the estimated claim severity for US Specialty Lines decreases by 3.0%, CNA estimates that US Specialty Lines net reserves would decrease by approximately $110.0 million. CNA’s net reserves for US Specialty Lines were approximately $3.9 billion at December 31, 2006.

Within Other Insurance, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are CNA Re and APMT.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 21.0%, CNA estimates that its net reserves for CNA Re would increase by approximately $150.0 million. If the estimated incurred development factor for CNA Re decreases by 21.0%, CNA estimates that it’s net reserves would decrease by approximately $150.0 million. CNA net reserves for CNA Re were approximately $1.2 billion at December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

For APMT, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for APMT reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for APMT increases by 4 points, CNA estimates that its APMT net reserves would increase by approximately $700.0 million. If the estimated overall account size trend for APMT decreases by 4 points, CNA estimates that its APMT net reserves would decrease by approximately $400.0 million. CNA’s net reserves for APMT were approximately $1.9 billion at December 31, 2006.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates as historical loss experience develops, additional claims are reported and settled and additional information becomes available in subsequent periods.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect CNA’s business and insurer financial strength and debt ratings and our results of operations and equity. See the Ratings section of this MD&A for further information regarding our financial strength and debt ratings.

Reinsurance

Due to significant catastrophes during 2005, the cost of CNA’s catastrophe reinsurance program has increased. CNA’s catastrophe reinsurance protection cost CNA premiums of approximately $64.0 million in 2005, including reinstatement premiums and cost approximately $79.0 million in 2006, which did not include any reinstatement premiums. During 2007, CNA’s catastrophe reinsurance program will cost $89.0 million before the impact of any reinstatement premiums.

The terms of CNA’s 2007 catastrophe programs are different than those of its 2006 programs. The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $300.0 million and $1.0 billion arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada. CNA’s co-participation is 50.0% of the first $100.0 million layer and 10.0% of the remaining layer. In addition, CNA previously purchased an aggregate property catastrophe treaty to obtain reinsurance protection against the aggregation of losses from multiple catastrophic events. CNA did not purchase an aggregate property catastrophe treaty for 2007.

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

In 2001, CNA entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The CCC Cover was fully utilized in 2003. In 2006, CNA commuted its CCC Cover. This commutation had no impact on the Consolidated Statements of Income for the year ended December 31, 2006.

Also in 2006, CNA commuted several reinsurance treaties, including several finite treaties, with a European reinsurance group. This commutation resulted in a pretax loss, net of allowance for uncollectible reinsurance, of $48.0 million. CNA received $35.0 million of cash in connection with this significant commutation.

As of December 31, 2006 and 2005, there were one and thirteen ceded reinsurance treaties inforce, respectively, that CNA considers to be finite reinsurance. In 2003, CNA discontinued purchases of such contracts. The remaining treaty at December 31, 2006 provides reinsurance protection for the 1999 accident year on specified portions of CNA’s domestic property and casualty business and is fully utilized. Therefore, CNA does not expect to cede any additional losses under finite reinsurance contracts in future periods nor incur interest costs.

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

Over the past several years, CNA has been underwriting its business to manage its terrorism exposure through strict underwriting standards, risk avoidance measures and conditional terrorism exclusions where permitted by law. There is substantial uncertainty as to CNA’s ability to effectively contain its terrorism exposure since, notwithstanding the efforts described above, CNA continues to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism event.

Restructuring

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During 2006, CNA reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in income of $7.3 million after-tax and minority interest for the year ended December 31, 2006.

Further information on the restructuring plan is included in Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Segment Results

The following discusses the results of operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after-tax and minority interest effects of (1) net realized investment gains or losses, (2) income or loss from discontinued operations, and (3) cumulative effects of changes in accounting principles. In evaluating the results of the Standard Lines and Specialty Lines, CNA management utilizes the combined ratio, the loss ratio, the expense ratio and the dividend ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Standard Lines

The following table summarizes the results of operations for Standard Lines for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31	2006	2005	2004
(In millions, except %)

Net written premiums	$4,433.0	$4,382.0	$4,582.0
Net earned premiums	4,413.0	4,410.0	4,917.0
Net investment income	990.6	766.9	495.8
Net operating income (loss)	557.9	(37.7)	201.2
Net realized investment gains	48.0	8.5	126.2
Net income (loss)	605.9	(29.2)	327.4

Ratios:
Loss and loss adjustment expense	70.1%	87.5%	70.8%
Expense	31.1	32.4	34.6
Dividend	0.4	0.4	0.2
Combined	101.6%	120.3%	105.6%

2006 Compared with 2005

Net written premiums for Standard Lines increased $51.0 million in 2006 as compared with 2005. This increase was primarily driven by favorable new business, rate and retention in the Property lines of business. Net earned premiums increased $3.0 million in 2006 as compared with 2005. Net earned premiums were impacted by decreased favorable premium development in 2006 as compared to 2005, as discussed below. CNA continues to focus on portfolio optimization.

Standard Lines averaged flat rates for 2006, as compared to average rate decreases of 1.0% for 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 77.0% were achieved for those contracts that were up for renewal in each period.

Net results increased $635.1 million in 2006 as compared with 2005. This increase was attributable to increases in net operating results and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment gains.

Net operating results increased $595.6 million in 2006 as compared with 2005. This increase was primarily driven by significantly reduced catastrophe losses in 2006, an increase in net investment income and a decrease in unfavorable net prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $28.0 million after-tax and minority interest. The 2005 net operating results included catastrophe impacts of $290.3 million after-tax and minority interest related to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of reinsurance recoveries.

The combined ratio improved 18.7 points in 2006 as compared with 2005. The loss ratio improved 17.4 points due to decreased unfavorable net prior year development as discussed below and decreased catastrophe losses in 2006. The 2006 and 2005 loss ratios included 1.3 and 11.1 points related to the impact of catastrophes.

The expense ratio improved 1.3 points in 2006 as compared with 2005. This improvement was primarily due to a decrease in the provision for insurance bad debt. In addition, the 2005 ratio included increased ceded commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.

Unfavorable net prior year development of $69.0 million was recorded in 2006, including $157.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $88.0 million of favorable premium development. Unfavorable net prior year development of $452.0 million, including $559.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $107.0 million of favorable premium development,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

was recorded in 2005. Further information on Standard Lines Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2006 and 2005, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $110.0 million and $285.0 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable after-tax and minority interest impact of $28.0 million and $157.9 million in 2006 and 2005. Several of the commuted contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $8.1 million and $31.9 million after-tax and minority interest in 2006 and 2005. The 2005 amount includes the interest charges associated with the contract commuted in 2006. There will be no further interest crediting charges related to these commuted contracts in future periods.

The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for Standard Lines.

December 31	2006	2005
(In millions)

Gross Case Reserves	$6,746.0	$7,033.0
Gross IBNR Reserves	8,188.0	8,051.0

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,934.0	$15,084.0

Net Case Reserves	$5,234.0	$5,165.0
Net IBNR Reserves	6,632.0	6,081.0

Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,866.0	$11,246.0

2005 Compared with 2004

Net written premiums for Standard Lines decreased $200.0 million in 2005 as compared with 2004. This decrease was primarily driven by decreased premium writings in our casualty lines of business, increased reinstatement premium in 2005 related to catastrophe losses and decreased rates as discussed further below. Net earned premiums decreased $507.0 million in 2005 as compared with 2004. This decrease was primarily driven by the decline in premiums written. The lower premium is consistent with CNA’s strategy of portfolio optimization. CNA’s priority is a diversified portfolio in profitable classes of business.

Standard Lines averaged rate decreases of 1.0% for 2005, as compared to average rate increases of 4.0% for 2004 for the contracts that renewed during those periods. Retention rates of 77.0% and 70.0% were achieved for those contracts that were up for renewal in each period.

Net results decreased $356.6 million in 2005 as compared with 2004. This decrease was attributable to declines in both net operating results and net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating results decreased $238.9 million in 2005 as compared with 2004. This decrease was due primarily to increased unfavorable net prior year development of $257.3 million after-tax and minority interest including $168.8 million after-tax and minority interest related to significant commutations in 2005, a $123.2 million after-tax and minority interest increase in catastrophe losses, the decreased earned premium as discussed above and decreased current accident year results. These unfavorable items were partially offset by a $271.1 million increase in net investment income and a decrease in the provision for insurance bad debt.

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

During 2005 and 2004, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $285.0 million and $5.0 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable impact of $157.9 million after-tax and minority interest and favorable impact of $3.7 million after-tax and minority interest in 2005 and 2004. These contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $42.0 million and $110.0 million in 2005 and 2004. There will be no further interest crediting charges related to these commuted contracts in future periods.

The impact of catastrophes was $290.3 million and $167.0 million after-tax and minority interest for 2005 and 2004, net of anticipated reinsurance recoveries.

The combined ratio increased 14.7 points in 2005 as compared with 2004. The loss ratio increased 16.7 points in 2005 as compared with 2004. These increases were primarily due to increased net prior year development, increased catastrophe losses and decreased current accident year results. Catastrophe losses of $470.0 million and $260.0 million were recorded in 2005 and 2004.

The expense ratio improved 2.2 points in 2005 as compared with 2004. This improvement was primarily due to a decrease in the provision for insurance bad debt.

The dividend ratio increased 0.2 points in 2005 as compared with 2004. The 2004 ratio was impacted by favorable dividend development, partially offset by decreased participation in dividend plans and lower dividend amounts related to the current accident year.

Specialty Lines

The following table summarizes the results of operations for Specialty Lines for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31	2006	2005	2004
(In millions, except %)

Net written premiums	$2,596.0	$2,463.0	$2,391.0
Net earned premiums	2,555.0	2,475.0	2,277.0
Net investment income	403.1	281.3	245.5
Net operating income	419.3	306.7	295.3
Net realized investment gains	16.2	10.7	49.6
Net income	435.5	317.4	344.9

Ratios:
Loss and loss adjustment expense	60.5%	65.3%	63.3%
Expense	26.7	26.1	26.1
Dividend	0.2	0.2	0.2
Combined	87.4%	91.6%	89.6%

2006 Compared with 2005

Net written premiums for Specialty Lines increased $133.0 million in 2006 as compared with 2005. This increase was primarily due to improved production across certain lines of business. Net earned premiums increased $80.0 million in 2006 as compared with 2005, consistent with the increased premium written.

Specialty Lines averaged flat rates for 2006, as compared to average rate increases of 1.0% for 2005 for the contracts that renewed during those periods. Retention rates of 87.0% and 86.0% were achieved for those contracts that were up for renewal in each period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Net income increased $118.1 million in 2006 as compared with 2005. This increase was attributable to increases in net operating income and realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $112.6 million in 2006 as compared with 2005. This improvement was primarily driven by an increase in net investment income, a decrease in net prior year development as discussed below and reduced catastrophe impacts in 2006. Catastrophe impacts were $0.9 million after-tax and minority interest for the year ended December 31, 2006, as compared to $14.6 million after-tax and minority interest for the year ended December 31, 2005. Also, the 2005 results included a $53.9 million loss, after taxes and minority interests, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note 21 of the Notes to Consolidated Financial Statements included under Item 8.

The combined ratio improved 4.2 points in 2006 as compared with 2005. The loss ratio improved 4.8 points, due to improved current accident year impacts and decreased net prior year development as discussed below. The 2005 loss ratio was unfavorably impacted by surety losses of $110.0 million, before taxes and minority interest, related to a national contractor as discussed above. Partially offsetting this favorable impact was less favorable current accident year loss ratios across several other lines of business in 2006.

Unfavorable net prior year development of $15.0 million was recorded in 2006, including $10.0 million of favorable claim and allocated claim adjustment expense reserve development and $25.0 million of unfavorable premium development. Unfavorable net prior year development of $54.0 million, including $47.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development, was recorded in 2005. Further information on Specialty Lines Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for Specialty Lines.

December 31	2006	2005
(In millions)

Gross Case Reserves	$1,715.0	$1,907.0
Gross IBNR Reserves	3,814.0	3,298.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,529.0	$5,205.0

Net Case Reserves	$1,350.0	$1,442.0
Net IBNR Reserves	2,921.0	2,352.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,271.0	$3,794.0

2005 Compared with 2004

Net written premiums for Specialty Lines increased $72.0 million in 2005 as compared with 2004. This increase was primarily due to improved retention across most professional liability insurance lines of business. These favorable impacts were partially offset by increased ceded premiums for certain professional liability lines of business and decreased premiums for the warranty business. Due to a change in 2005 in the warranty product offering, fees related to the new warranty product are included within other revenues. Written premiums for the warranty line of business decreased $70.0 million in 2005 as compared to 2004. Net earned premiums increased $198.0 million in 2005 as compared with 2004, which reflects the increased premium written trend over several prior quarters in Specialty Lines.

Specialty Lines averaged rate increases of 1.0% and 9.0% in 2005 and 2004 for the contracts that renewed during those periods. Retention rates of 86.0% and 83.0% were achieved for those contracts that were up for renewal in each period.

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

Net operating income increased $11.4 million in 2005 as compared with 2004. This increase was primarily driven by an increase in net investment income and increased earned premiums. These increases to operating income were partially offset by decreased current accident year results. Additionally, 2004 results were favorably impacted by the release of a previously established reinsurance bad debt allowance as the result of a significant commutation. Catastrophe impacts were $14.6 million and $10.0 million after-tax and minority interest for the years ended December 31, 2005 and 2004.

The combined ratio increased 2.0 points in 2005 as compared with 2004. The loss ratio increased 2.0 points. The 2004 loss ratio was favorably impacted by the release of reinsurance bad debt reserve as discussed above. Additionally, the 2005 loss ratio was unfavorably impacted by increased current year accident losses. This was driven by increased surety losses of $110.0 million related to a national contractor, before taxes and minority interest, as discussed in further detail in Note 21 of the Consolidated Financial Statements included under Item 8, partially offset by improved current accident year loss ratios in several professional liability lines of business.

Unfavorable net prior year development of $54.0 million was recorded in 2005, including $47.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development. Unfavorable net prior year development of $30.0 million, including $58.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $28.0 million of favorable premium development, was recorded in 2004. Further information on Specialty Lines Net Prior Year Development for 2005 and 2004 is included in Note 9 of the Consolidated Financial Statements included under Item 8.

The expense ratio was the same in 2005 as compared with 2004. The 2005 ratio was impacted by a change in estimate related to profit commissions in the warranty line of business, which was offset by the impact of the increased earned premium base.

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Year Ended December 31	2006	2005	2004
(In millions)

Net earned premiums	$641.0	$704.0	$921.0
Net investment income	698.3	593.4	691.8
Net operating loss	(12.9)	(46.7)	(26.2)
Net realized investment losses	(29.9)	(17.6)	(349.0)
Net income (loss)	(42.8)	(64.3)	(375.2)

2006 Compared with 2005

Net earned premiums for Life and Group Non-Core decreased $63.0 million in 2006 as compared with 2005. The 2006 and 2005 net earned premiums relate primarily to the group and individual long term care businesses.

Net results increased $21.5 million in 2006 as compared with 2005, driven by increased net investment income. A significant portion of the increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. The portion not offset by the policyholders’ funds reserves increased by $22.6 million. Also impacting net results was $13.6 million of income related to the resolution of contingencies and the absence of a $15.4 million provision recorded in 2005 for estimated indemnification liabilities related to the sold individual life business. Partially offsetting these favorable impacts were increased net realized investment losses and the absence of income related to agreements with buyers of sold businesses which ended as of December 31, 2005. In addition, the 2005 net results included a change in estimate, which reduced a prior accrual of state premium taxes. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

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

Net results improved by $310.9 million in 2005 as compared with 2004. The improvement in net results related primarily to a $352.9 million realized loss on the sale of the individual life business in 2004. Also contributing to the improvement in net results was the reduction in 2005 of significant 2004 items related to certain assumed reinsurance exposures. Additionally, 2005 results included $11.9 million income related to a service agreement with a purchaser for sold businesses. These agreements have expired. These results were partially offset by a decline in net investment income of $98.4 million. This included a decrease of approximately $64.0 million from the trading portfolio which was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. In addition, it included the absence of favorable results from sold insurance operations. Also unfavorably impacting the 2005 results was a $15.3 million provision increase for estimated indemnification liabilities related to the sold individual life business and unfavorable results related to the long term care business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Year Ended December 31	2006	2005	2004
(In millions)

Net investment income	$320.1	$250.3	$246.4
Revenues	312.1	313.8	358.2
Net operating income	14.0	24.4	91.8
Net realized investment gains (losses)	28.6	(8.5)	36.1
Net income	42.6	15.9	127.9

2006 Compared with 2005

Revenues decreased $1.7 million in 2006 as compared with 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4.0 million and $121.0 million as further discussed in Note 11 of the Notes to Consolidated Financial Statements included under Item 8. This decrease was substantially offset by increased net investment income and improved realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results increased $26.7 million in 2006 as compared with 2005. The improvement was primarily driven by a decrease in unfavorable net prior year development as discussed further below. Offsetting this favorable impact was an increase in current accident year losses related to mass torts, discontinuation of royalty income related to a sold business and increased interest costs related to the issuance of $750.0 million of senior notes in August of 2006.

Unfavorable net prior year development of $88.0 million was recorded during 2006, including $86.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development. Unfavorable net prior year development of $306.0 million was recorded in 2005, including $291.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15.0 million of unfavorable premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following table summarizes the gross and net carried reserves as of December 31, 2006 and 2005 for the Other Insurance segment.

December 31	2006	2005
(In millions)

Gross Case Reserves	$2,511.0	$3,297.0
Gross IBNR Reserves	3,528.0	4,075.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,039.0	$7,372.0

Net Case Reserves	$1,453.0	$1,554.0
Net IBNR Reserves	1,999.0	1,902.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,452.0	$3,456.0

2005 Compared with 2004

Revenues decreased $44.4 million in 2005 as compared with 2004. The decrease in revenues was primarily due to reduced net earned premiums in CNA Re of $134.0 million due to the exit from the assumed reinsurance business in 2003 and decreased net realized investment results. Partially offsetting these decreases was $121.0 million of interest income related to a federal income tax settlement. See Note 11 of the Notes to Consolidated Financial Statements included under Item 8 for further information.

Net results decreased $112.0 million in 2005 as compared with 2004. The decrease in net results was primarily due to a $126.9 million after-tax and minority interest increase in unfavorable net prior year development related primarily to commutations and reserve strengthening, a $44.6 million decrease in net realized investment results and a decrease in the provision recorded for uncollectible reinsurance. Net realized investment results for the year ended December 31, 2005 and 2004 included a $20.1 million and $32.9 million after-tax and minority interest impairment related to a national contractor. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 for additional information regarding the national contractor. Partially offsetting these decreases was a $105.0 million after-tax and minority interest benefit related to a federal income tax settlement and release of federal income tax reserves.

Unfavorable net prior year development of $306.0 million was recorded during 2005, including $291.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15.0 million of unfavorable premium development. Unfavorable net prior year development of $93.0 million was recorded in 2004, including $84.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $9.0 million of unfavorable premium development. Further information on Corporate and Other Non-Core’s Net Prior Year Development for 2005 and 2004 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2005 and 2004, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $118.0 million and $39.0 million, which is included in the development above, and which was partially offset by the release in 2004 of a previously established allowance for uncollectible reinsurance. These commutations resulted in unfavorable impacts of $64.8 million and $4.6 million after-tax and minority interest in 2005 and 2004. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $11.9 million and $10.0 million after-tax and minority interest in 2005 and 2004. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.

APMT Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to APMT claims.

Establishing reserves for APMT claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for APMT, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required on our part. Accordingly, a high degree of uncertainty remains for CNA’s ultimate liability for APMT claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; the potential for increases and decreases in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; the potential for increases and decreases in costs to defend asbestos, pollution and mass tort claims; the possibility of expanding theories of liability against CNA’s policyholders in environmental and mass tort matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

CNA has annually performed ground up reviews of all open APMT claims to evaluate the adequacy of its APMT reserves. In performing the comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for its representation and its actuarial staff. These professionals consider, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies CNA issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations; the existence of other insurance; and reinsurance arrangements.

Further information on APMT Net Prior Year Development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

December 31	2006		2005
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,635.0	$647.0	$2,992.0	$680.0
Ceded reserves	(1,183.0)	(231.0)	(1,438.0)	(257.0)
Net reserves	$1,452.0	$416.0	$1,554.0	$423.0

Asbestos

In the past several years, CNA has experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In recent years, the rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

of new filings has decreased. Various challenges to mass screening claimants have been successful. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts and some state statutes mandate that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” continue to challenge those orders and statutes. Therefore, the ultimate impact of the orders and statutes on future asbestos claims remains uncertain.

Several factors are, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As a result, companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.

As a result of bankruptcies and insolvencies, CNA had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants are added to existing lawsuits and are named in new asbestos bodily injury lawsuits. During the last few years the rate of new bodily injury claims had moderated, and most recently the new claims filing rate has decreased although the number of policyholders claiming coverage for asbestos related claims has remained relatively constant in the past several years.

CNA has resolved a number of its large asbestos accounts by negotiating settlement agreements. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement.

In 1985, 47 asbestos producers and their insurers, including The Continental Insurance Company (“CIC”), executed the Wellington Agreement. The agreement was intended to resolve all issues and litigation related to coverage for asbestos exposures. Under this agreement, signatory insurers committed scheduled policy limits and made the limits available to pay asbestos claims based upon coverage blocks designated by the policyholders in 1985, subject to extension by policyholders. CIC was a signatory insurer to the Wellington Agreement.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 79.6% and 81.0% of CNA’s total active asbestos accounts are classified as small accounts at December 31, 2006 and 2005.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2006 and 2005.

December 31, 2006	Number of Policyholders	Net Paid (Recovered) Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	15	$22.0	$171.0	11.8%
Wellington	3	(1.0)	14.0	1.0
Coverage in place	37	(18.0)	79.0	5.4
Fibreboard	1		53.0	3.6
Total with settlement agreements	56	3.0	317.0	21.8

Other policyholders with active accounts
Large asbestos accounts	220	76.0	254.0	17.5
Small asbestos accounts	1,080	17.0	101.0	7.0
Total other policyholders	1,300	93.0	355.0	24.5

Assumed reinsurance and pools		6.0	141.0	9.7
Unassigned IBNR			639.0	44.0
Total	1,356	$102.0	$1,452.0	100.0%

December 31, 2005

Policyholders with settlement agreements
Structured settlements	13	$30.0	$167.0	10.7%
Wellington	4	2.0	15.0	1.0
Coverage in place	34	13.0	58.0	3.7
Fibreboard	1		54.0	3.5
Total with settlement agreements	52	45.0	294.0	18.9

Other policyholders with active accounts
Large asbestos accounts	199	68.0	273.0	17.6
Small asbestos accounts	1,073	23.0	135.0	8.7
Total other policyholders	1,272	91.0	408.0	26.3

Assumed reinsurance and pools		6.0	143.0	9.2
Unassigned IBNR			709.0	45.6
Total	1,324	$142.0	$1,554.0	100.0%

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

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and our participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2006 and 2005.

December 31, 2006	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	11	$16.0	$9.0	3.2%
Coverage in place	18	5.0	14.0	4.9
Total with Settlement Agreements	29	21.0	23.0	8.1

Other Policyholders with Active Accounts
Large pollution accounts	115	20.0	58.0	20.4
Small pollution accounts	346	9.0	46.0	16.1
Total Other Policyholders	461	29.0	104.0	36.5

Assumed Reinsurance & Pools		1.0	32.0	11.2
Unassigned IBNR			126.0	44.2
Total	490	$51.0	$285.0	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

December 31, 2005	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	6	$10.0	$17.0	5.1%
Coverage in place	16	10.0	23.0	6.8
Total with Settlement Agreements	22	20.0	40.0	11.9

Other Policyholders with Active Accounts
Large pollution accounts	120	18.0	63.0	18.8
Small pollution accounts	362	15.0	50.0	14.9
Total Other Policyholders	482	33.0	113.0	33.7

Assumed Reinsurance & Pools		3.0	33.0	9.8
Unassigned IBNR			150.0	44.6
Total	504	$56.0	$336.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the years ended December 31, 2006, 2005 and 2004 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Manufactured products	$3,754.9	$3,567.8	$3,347.8
Net investment income	103.7	63.6	36.6
Investment gains (losses)	(0.5)	(2.1)	1.4
Other		6.0
Total	3,858.1	3,635.3	3,385.8

Expenses:
Cost of sales	2,159.5	2,114.4	1,965.6
Other operating	354.1	369.1	380.6
Interest	0.3	0.5
Total	2,513.9	2,484.0	2,346.2

	1,344.2	1,151.3	1,039.6
Income tax expense	518.0	444.9	397.3
Net income	$826.2	$706.4	$642.3

2006 Compared with 2005

Revenues increased by $222.8 million or 6.1% and net income increased by $119.8 million or 17.0% in 2006 as compared to 2005.

The increase in revenues in 2006, as compared to 2005, is primarily due to higher net sales of $187.1 million and higher investment income of $41.7 million, partially offset by a decrease in other income of $6.0 million. Net sales revenue increased $144.4 million due to increased unit sales volume, assuming prices were unchanged from the prior

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

year and $42.6 million due to higher effective unit prices reflecting lower sales promotion expenses. Other revenues in 2005 included interest of $6.0 million relating to a refund of income taxes paid in prior years. Effective December 15, 2006, Lorillard increased the list price of its Newport Brand by $5.00 per thousand cigarettes ($.10 per pack of 20 cigarettes) and its Kent, True, Max and Satin Brands by $3.75 per thousand cigarettes ($.075 per pack of 20 cigarettes).

Net income increased in 2006, as compared to the prior year, due primarily to the higher revenues discussed above, and an $8.3 million reduction in promotional expenses included in cost of sales and lower pretax charges of $13.1 million due to a federal assessment relating to the repeal of the federal supply management program for tobacco growers, partially offset by higher State Settlement Agreement costs and higher other operating expenses as described below.

Lorillard recorded pretax charges of $911.4 million and $876.4 million. ($560.2 million and $537.7 million after taxes) for 2006 and 2005, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $35.0 million pretax increase in tobacco settlement costs in 2006, as compared to 2005, is due to the impact of the inflation adjustment ($24.5 million) and charges for higher gross unit sales ($22.6 million), partially offset by other adjustments ($12.1 million) under the State Settlement Agreements.

In April of 2006, Lorillard commenced a restructuring of its sales and market research organization and offered an early retirement program to eligible employees. As a result, in 2006 Lorillard recorded restructuring costs of $20.1 million in other operating expenses primarily for early retirement and curtailment charges on pension and other postretirement benefit plans.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 2.4% in 2006, as compared with the prior year. Industry sales for premium brands were 72.5% of the total market in 2006, as compared to 71.1% for 2005.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 2.6% in 2006, as compared to 2005. Domestic wholesale volume increased 2.7% in 2006, as compared to the prior year. Total and domestic Newport unit sales volume increased 2.9% in 2006, as compared with 2005. These results continue to be affected by on-going competitive promotions and the availability of deep discount brands.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.4% for 2006. Although deep discount brands have shown a decrease of 0.9% for 2006 versus 2005, these brands continue to be a significant competitive factor in the domestic U.S. market.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $57.2 million, $82.6 million, and $83.5 million for 2006, 2005 and 2004, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

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

Net income increased in 2005, as compared to 2004, due primarily to the higher revenues discussed above and a $26.8 million reduction in promotional expenses included in cost of sales, partially offset by higher State Settlement Agreement costs as described above, and charges of $100.4 million pretax due to a federal assessment (including $26.4 million of charges in relation to losses by grower related entities from the sale of surplus tobacco) relating to the repeal of the federal supply management program for tobacco growers. Lorillard recorded pretax charges of $876.4 million and $845.9 million ($537.7 million and $522.6 million after taxes) for 2005 and 2004, respectively, to record its obligations under the State Settlement Agreements. The $30.5 million pretax increase in tobacco settlement costs in 2005 is due to the impact of the inflation adjustment ($26.2 million), charges for higher gross unit sales ($16.2 million) under the State Settlement Agreements and other adjustments ($21.8 million), partially offset by the elimination of Lorillard’s payment obligations under the national Tobacco Growers Settlement Trust ($33.7 million).

Overall, domestic industry unit sales volume decreased 3.2% in 2005 as compared with 2004. Industry sales for premium brands were 71.1% of the total market in 2005 as compared to 69.6% in 2004.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 1.9% in 2005 as compared to 2004. Domestic wholesale volume increased 2.0% in 2005 as compared to 2004. Total Newport unit sales volume increased 2.5% in 2005 and domestic volume increased 2.6% in 2005 as compared with 2004.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under the State Settlement Agreements. Deep discount brands increased from an estimated market share in 1998 of less than 1.5% to an estimated 13.3% for 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

Selected Market Share Data

Year Ended December 31	2006	2005	2004
(Units in billions)

Total Lorillard domestic unit volume (1)	36.131	35.193	34.503
Total industry domestic unit volume (1)	372.503	381.728	394.487

Lorillard’s share of the domestic market (1)	9.7%	9.2%	8.8%
Lorillard’s premium segment as a percentage of its total domestic
volume (1)	94.8%	95.2%	95.4%
Lorillard’s share of the premium segment (1)	12.7%	12.3%	12.0%

Newport share of the domestic market (1)	8.9%	8.4%	7.9%
Newport share of the premium segment (1)	12.3%	11.9%	11.4%
Total menthol segment market share for the industry (2)	27.7%	27.1%	26.9%
Total discount segment market share for the industry (1)	27.5%	28.9%	30.4%
Newport’s share of the menthol segment (2)	33.1%	32.5%	31.3%
Newport as a percentage of Lorillard’s (3):
Total volume	91.8%	91.6%	91.0%
Net sales	93.3%	92.8%	92.2%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Lorillard - (Continued)

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound annual rate of approximately 2.6% over the period 1997 through 2006 according to information provided by MSAI.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In 2006, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In 2006, excise tax increases ranging from $0.05 to $1.00 per pack were implemented in six states and two municipalities. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard and other cigarette manufacturers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline Partners, LP is an 80% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2006, 2005 and 2004 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Operating	$614.2	$569.8	$264.4
Net investment income	4.2	1.5	0.7
Total	618.4	571.3	265.1

Expenses:
Operating	358.6	353.1	153.9
Interest	62.1	60.1	30.1
Total	420.7	413.2	184.0

	197.7	158.1	81.1
Income tax expense	64.2	60.8	32.3
Minority interest	30.3	5.2
Net income	$103.2	$92.1	$48.8

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation and storage services are provided under firm service and interruptible service agreements. Transportation and storage rates and general terms and conditions of service are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (“FERC”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

Under firm transportation agreements, customers generally pay a fixed “capacity reservation” fee to reserve pipeline capacity at certain receipt and delivery points, plus a commodity and fuel charge paid on the volume of gas actually transported. Firm storage customers reserve a specific amount of storage capacity and generally pay a capacity reservation charge based on the amount of capacity being reserved plus an injection and/or withdrawal fee. Capacity reservation revenues derived from a firm service contract is consistent from year to year, but is generally higher in winter peak periods (November through March) than off-peak periods resulting in a seasonal earnings pattern where the majority of earnings are generated in the first and fourth quarters of a calendar year.

Interruptible transportation and storage service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. Customers pay for interruptible services when capacity is used.

Boardwalk Pipeline’s parking and lending (“PAL”) service is an interruptible service offered to customers providing them the ability to park (inject) or borrow (withdraw) gas into or out of Boardwalk Pipeline’s storage facilities at a specific location for a specific period of time. Customers pay for PAL service in advance or on a monthly basis depending on the terms of the agreement.

Operating expenses typically do not vary significantly based upon the amount of gas transported with the exception of gas consumed by Gulf South’s compressor stations. Gulf South’s fuel recoveries are included as part of transportation revenues.

Revenues and net income for 2004 reflect operations of Gulf South from December 29, 2004, the date of acquisition. See Note 14 of the Notes to Consolidated Financial Statements.

2006 Compared with 2005

Total revenues increased by $47.1 million to $618.4 million in 2006, compared to $571.3 million for 2005. Storage and PAL services improved revenues by $38.5 million primarily due to favorable natural gas price spreads and volatility in forward gas prices. In addition, operating revenues increased due to higher firm transportation revenues of $26.0 million, excluding fuel, primarily related to higher reservation rates and additional capacity reserved by shippers due to higher production in the East Texas region, and $5.3 million due to hurricane insurance recoveries in 2006 and gas lost in 2005 related to Hurricanes Katrina and Rita. These increases were partially offset by the absence of a $12.2 million gain from the sale of storage gas related to Phase I of Boardwalk Pipeline’s Western Kentucky storage expansion project that occurred in 2005, a $10.5 million decrease in interruptible transportation services due to unseasonably warm weather in Boardwalk Pipeline’s market areas during the fourth quarter of 2006, higher interruptible revenues in the third and fourth quarters of 2005 due to supply disruptions caused by Hurricanes Katrina and Rita, a $7.1 million decrease in fuel retained due to lower realized natural gas prices and reduced throughput, and a $5.5 million decrease in revenues for a reduction in the amortization of acquired executory contracts.

Net income increased by $11.1 million to $103.2 million in 2006, as compared to $92.1 million in 2005, primarily due to the increased revenues discussed above, partially offset by a $25.0 million increase in minority interest expense and a $5.5 million increase in operating expenses. Operating expenses in 2006, as compared to 2005, include a $12.6 million increase in outside services and overhead mainly due to growth in operations and regulatory compliance, a $10.2 million increase in employee labor and benefits costs due primarily to a rate case settlement and a special termination benefit charge recognized as a result of an early retirement incentive program. Operating expenses also reflect a $3.7 million increase in depreciation and amortization and a $2.6 million expense from the lease of third-party pipeline capacity. These increases were partially offset by a $18.2 million reduction in hurricane-related expense as compared to 2005, and a $14.9 million decrease in company-used gas due to operational efficiencies, lower natural gas prices and reduced throughput resulting in decreased usage. Interest expense for 2006 increased by $2.0 million, primarily due to borrowings under a credit facility that occurred in November of 2005 and senior notes issued in November of 2006.

2005 Compared with 2004

Total revenues increased by $306.2 million to $571.3 million for 2005, compared to $265.1 million for 2004.

Gas transportation revenues increased by $273.1 million to $526.6 million for 2005, substantially all of which was attributable to Gulf South, compared to $253.5 million for 2004. Revenues at Texas Gas remained essentially flat due to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

contract renewals and related discounting at the Lebanon terminus that were partially offset by new FERC rates, subject to refund, implemented on November 1, 2005, the completion of the Western Kentucky area storage expansion project on November 1, 2005 and the associated transportation agreements, contributed an increase of approximately $2.0 million in revenues, and the leasing of additional capacity on a third party pipeline in Carthage, Texas on December 1, 2005 which contributed an increase of approximately $1.0 million in revenues.

Gas storage revenues increased by $14.4 million to $21.7 million for 2005, of which $16.3 million was attributable to Gulf South, compared to $7.3 million for 2004. Storage revenues decreased at Texas Gas by $2.0 million due to unusually high interruptible storage revenue generated in 2004 from favorable market conditions.

Other revenues increased by $17.9 million to $21.5 million for 2005, of which $11.1 million was attributable to Gulf South, compared to $3.6 million for 2004. The balance of the increase was due primarily to a $12.2 million gain on the sale of storage gas related to the Western Kentucky storage expansion.

Operating expenses increased by $199.2 million to $353.1 million for 2005, of which $207.4 million was attributable to Gulf South, compared to $153.9 million for 2004.

Interest expense increased by $30.0 million to $60.1 million for the full year ended December 31, 2005, due to higher interest expense primarily related to $575.0 million of debt incurred in 2004 to fund the Gulf South acquisition, compared to $30.1 million for 2004.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 51% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2006, 2005 and 2004 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Operating	$2,064.1	$1,268.1	$823.4
Net investment income	37.9	26.0	12.2
Investment gains (losses)		(1.2)	0.3
Total	2,102.0	1,292.9	835.9

Expenses:
Operating	1,117.9	901.3	815.2
Interest	24.0	41.8	30.2
Total	1,141.9	943.1	845.4

	960.1	349.8	(9.5)
Income tax expense	285.0	104.3	3.0
Minority interest	323.1	118.6	(3.3)
Net income (loss)	$352.0	$126.9	$(9.2)

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

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s operating expenses represent all direct and indirect costs associated with the operation and maintenance of its drilling equipment. The principal components of Diamond Offshore’s operating costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of operating expenses. In the current period of high, sustained utilization, maintenance and repairs costs may increase in order to maintain Diamond Offshore’s equipment in proper, working order. In general, Diamond Offshore’s labor costs increase primarily due to higher salary levels, rig staffing requirements, inflation and costs associated with labor regulations in the geographic regions in which Diamond Offshore’s rigs operate. Diamond Offshore has experienced and continues to experience upward pressure on salaries and wages as a result of the strengthening offshore drilling market and increased competition for skilled workers. In response to these market conditions, Diamond Offshore has implemented retention programs, including increases in compensation. Costs to repair and maintain equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment.

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

During 2007, Diamond Offshore expects to spend an aggregate of approximately $46.0 million for 5-year surveys and intermediate surveys, including estimated mobilization costs, but excluding any resulting repair and maintenance costs, which could be significant. Costs of mobilizing Diamond Offshore’s rigs to shipyards for scheduled surveys, which were a major component of its survey-related costs during 2006, are indicative of higher prices commanded by support businesses to the offshore drilling industry. Diamond Offshore expects mobilization costs to be a significant component of its survey-related costs in 2007.

2006 Compared with 2005

Revenues increased by $809.1 million, or 62.6%, and net income increased by $225.1 million in 2006, as compared to 2005.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $646.2 million or 71.4% in 2006, as compared to 2005. The increase primarily reflects increased dayrates of $545.2 million and improved utilization of $100.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

Revenues from jack-up rigs increased $163.4 million, or 60.1%, in 2006, as compared to 2005, due primarily to increased dayrates of $197.4 million, partially offset by decreased utilization of $24.8 million, respectively. In addition, there was a $2.6 million reduction in the amortization of deferred mobilization revenue for 2006.

In the third quarter of 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was damaged beyond repair during Hurricane Katrina and other rigs in Diamond Offshore’s fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. Diamond Offshore believes the physical damage to its rigs, as well as any related removal and recovery costs, are covered by insurance, after applicable deductibles. Diamond Offshore recognized a $33.6 million casualty gain during the third quarter of 2005 as a result of the constructive total loss of the Ocean Warwick. During 2005, this drilling unit generated $11.8 million in revenues.

Investment income increased by $11.9 million for 2006, primarily due to the combined effect of higher interest rates earned on higher average cash balances in 2006, as compared to the prior year.

Interest expense decreased $17.8 million in 2006, primarily due to the 2005 redemption of zero coupon debentures, partially offset by the additional expense related to the 2005 issuance of 4.9% senior unsecured notes. In 2005, interest expense included a write-off of $6.9 million of debt issuance costs associated with the partial repurchase of Diamond Offshore’s Zero Coupon Debentures.

Net income increased in 2006 due primarily to the increased revenues noted above, and reduced interest expense, partially offset by increased contract drilling expenses driven by higher labor and benefit costs as a result of wage increases and other compensation enhancement programs implemented subsequent to the second quarter of 2005. In addition, Diamond Offshore incurred higher repair and maintenance costs for most of its rigs primarily due to the high utilization of its fleet and higher prices experienced throughout the offshore drilling industry and support businesses.

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

Interest expense increased $11.6 million in 2005, primarily due to the additional expense related to the issuance of 5.2% and 4.9% senior unsecured notes, partially offset by redemption of zero coupon debentures. In 2005, interest expense included a write-off of $6.9 million of debt issuance costs associated with the partial repurchase of Diamond Offshore’s Zero Coupon Debentures.

Net income increased in 2005 due primarily to the higher revenues discussed above, partially offset by increased contract drilling expenses and interest expense noted above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2006, 2005 and 2004 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Operating	$370.1	$344.5	$312.9
Net investment income	1.2	6.0	2.3
Total	371.3	350.5	315.2

Expenses:
Operating	311.4	289.6	278.3
Interest	11.9	10.9	5.7
Total	323.3	300.5	284.0

	48.0	50.0	31.2
Income tax expense	18.6	18.8	9.8
Net income	$29.4	$31.2	$21.4

2006 Compared with 2005

Revenues increased by $20.8 million, or 5.9% and net income decreased by $1.8 million, or 5.8%, in 2006, as compared to 2005.

Revenues increased in 2006, as compared with 2005, due primarily to an increase in revenue per available room of $16.51, or 10.9%, to $168.40, from $151.89 in the prior year. Revenue per available room increased due to higher average room rates, which increased $20.39, or 10.2%, and a 0.7% increase in occupancy rates for 2006. These increases were partially offset by a non-recurring pretax gain in 2005 of $4.5 million from the early repayment of a note in connection with the sale of a hotel property and lower equity income of $3.6 million due primarily to higher land rent at the Orlando property.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Net income for 2006 decreased primarily due to the non-recurring gain in 2005 discussed above and increased costs related to linen and service upgrades, partially offset by the increase in revenue per available room.

2005 Compared with 2004

Revenues increased by $35.3 million, or 11.2% and net income increased by $9.8 million in 2005, as compared to 2004.

Revenues increased in 2005, as compared to 2004, due primarily to an increase in revenue per available room of $16.20, or 11.9%, to $151.89 from $135.69 in the prior year. Revenue per available room increased due to higher average room rates, which increased $20.01, or 11.1% and a 0.8% increase in occupancy rates for 2005. In addition, higher equity income from joint ventures reflecting increased average room rates at the Universal Orlando properties and increased investment income as a result of the early repayment of a note received in connection with the sale of a hotel property contributed $7.1 million to the increase.

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

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2006, 2005 and 2004 as presented in Note 24 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Manufactured products	$206.9	$184.6	$167.4
Net investment income	351.9	109.8	144.0
Investment gains (losses)	9.1	(3.4)	(13.2)
Other	11.6	11.7	208.5
Total	579.5	302.7	506.7

Expenses:
Cost of sales	102.2	87.9	79.8
Operating	147.2	129.7	127.8
Interest	75.2	126.6	134.2
Total	324.6	344.2	341.8

	254.9	(41.5)	164.9
Income tax expense (benefit)	89.9	(38.0)	57.6
Minority interest			0.3
Net income (loss)	$165.0	$(3.5)	$107.0

2006 Compared with 2005

Revenues increased by $276.8 million, or 91.4%, and net income increased by $168.5 million in December 31, 2006, compared to 2005.

Revenues increased in 2006, as compared to 2005, due primarily to higher net investment income of $242.1 million and increased investment gains of $12.5 million. Net investment income includes income from the trading portfolio of $223.7 million and $42.8 million ($146.1 million and $27.8 million after taxes) for 2006 and 2005. In addition, interest income in 2006 increased due to improved yields and higher invested amounts.

Net income increased in 2006 due primarily to the increased revenues discussed above and the absence of costs ($23.1 million after taxes) incurred in 2005 associated with the early retirement of our $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007, as well as reduced interest expense. Net income for 2005 also reflected a lower effective tax rate related to the federal income tax settlement as discussed below.

The lower income tax expense in 2005 was primarily due to a review of tax liabilities we performed subsequent to the settlement of our 1998 through 2001 tax returns with the Internal Revenue Service. As a result, we reduced our deferred tax liabilities by $24.4 million in 2005.

2005 Compared with 2004

Revenues decreased by $204.0 million and net income decreased by $110.5 million in the year ended December 31, 2005, compared to 2004.

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

Net income decreased in 2005 due primarily to the reduced revenues discussed above, partially offset by lower income tax expense related to the federal income tax settlement discussed above. Net income for 2005 also included charges of $23.1 million related to the early retirement of our $400.0 million principal amount of 7.0% senior notes due 2023 and $1,150.0 million principal amount of 3.1% exchangeable subordinated notes due 2007. Net income for 2004 included $11.1 million related to charges from the early retirement of our $300.0 million principal amount of 7.6% senior notes due 2023.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2006, net cash provided by operating activities was $2,250.0 million as compared to $2,169.0 million in 2005. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA and increased investment income receipts. Policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.

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

Cash flows from investing activities include the purchase and sale of financial instruments, as well as the purchase and sale of businesses, land, buildings, equipment and other assets not generally held for resale.

Net cash used for investing activities was $1,646.0 million, $1,316.0 million, and $2,084.0 million for 2006, 2005, and 2004. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments.

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

For 2006 and 2005, net cash used for financing activities was $605.0 million and $837.0 million as compared with net cash provided from financing activities of $61.0 million in 2004. Net cash flows used by financing activities in 2006 were primarily related to the return of investment contract balances. Additionally, CNA issued long-term debt and common stock, the proceeds of which were used to repurchase the Series H Cumulative Preferred Stock Issue (Series H Issue) and to repay its 6.75% notes. See the CNA Series H Preferred Stock section below for further discussion.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its working capital needs.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

CNA Series H Preferred Stock

In December of 2002, CNA sold $750.0 million of a new issue of preferred stock, the Series H Issue, to us. The Series H Issue accrued cumulative dividends at an initial rate of 8.0% per year, compounded annually. In August of 2006, CNA repurchased the Series H Issue for approximately $993.0 million, a price equal to the liquidation preference.

CNA financed the repurchase of the Series H Issue with the proceeds from its sales of: (i) 7.0 million shares of CNA’s common stock in a public offering for approximately $235.5 million; (ii) $400.0 million of new 6.0% five-year senior notes and $350.0 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of CNA’s common stock to us in a private placement for approximately $264.5 million. CNA used the proceeds in excess of the amount used to repurchase the Series H Issue to fund the repayment of its $250.0 million outstanding 6.75% senior notes in November of 2006.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it becomes involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Regulatory Matters

CNA previously established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. Another phase of this multi-year plan has been completed with the mergers of thirteen of CNA’s U.S. property and casualty insurance entities into other CNA insurance entities. Effective December 31, 2006, twelve companies merged, either directly or indirectly, with and into CIC, and one company merged directly into CCC. CNA also reduced the number of states in which these entities are domiciled as part of this phase. Previous phases of this plan served to consolidate CNA’s U.S. property and casualty insurance risks into CCC, as well as realign the capital supporting these risks. In order to facilitate the execution of this plan, CNA has agreed to participate in a working group consisting of several states of the NAIC. Pursuant to CNA’s participation in this working group, CNA has agreed to certain time frames and informational provisions in relation to the reorganization plan.

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

Subsequent to receipt of the SEC subpoena, CNA produced documents and provided additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of CNA’s current and former executives relating to the restatement of CNA’s financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC also requested information relating to CNA’s restatement in 2006 of prior period results. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of the financial results is possible.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) as of January 24, 2007 for the Property and Casualty and Life companies. The table also includes the ratings for CNA’s senior debt and Continental senior debt.

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

Further information on CNA’s dividends from subsidiaries is provided in Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

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

Lorillard’s cash payment under the State Settlement Agreements in 2006 was $889.9 million including Lorillard’s deposit of $108.0 million in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and the OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $108.0 million reduction is based upon the OPMs collective loss of market share in 2003.

Lorillard and the OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. Lorillard anticipates the amount payable in 2007 will be approximately $925.0 million to $975.0 million, primarily based on 2006 estimated industry volume.

See Item 3 - Legal Proceedings and Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,768.7 million and $1,750.1 million at December 31, 2006 and 2005, respectively. At December 31, 2006, 87.2% of Lorillard’s cash and investments were invested in short-term securities.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of approximately $778.2 million for the year ended December 31, 2006, compared to $820.3 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At December 31, 2006 and 2005, cash and investments amounted to $399.0 million and $65.8 million, respectively. Funds from operations for the year ended December 31, 2006 amounted to $255.6 million, compared to $218.7 million in 2005. In 2006 and 2005, Boardwalk Pipeline’s capital expenditures were $196.7 million and $83.0 million, respectively.

In June of 2006, Boardwalk Pipeline and certain of its subsidiaries entered into a $400.0 million unsecured revolving credit facility which amended and restated the previous $200.0 million facility entered into at the time of its initial public offering. Interest on amounts drawn under the credit facility is payable at a floating rate equal to an applicable spread per annum over the London Interbank Offered Rate (“LIBOR”) or a base rate defined as the greater of the prime rate or the Federal funds rate plus 50 basis points. As of December 31, 2006, Boardwalk Pipeline was in compliance with all the covenant requirements under its credit agreement and no funds were drawn under this facility. The revolving credit facility has a maturity date of June 29, 2011.

In the fourth quarter of 2006, Boardwalk Pipeline sold 6,900,000 common units at a price of $29.65 per unit in a public offering and received net proceeds of $195.2 million. In addition, we contributed $4.2 million to maintain our 2.0% general partner interest.

In November of 2006, Boardwalk Pipeline completed an offering of $250.0 million of 5.9% senior notes due 2016 and received net proceeds of approximately $248.3 million. To hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through December 1, 2006, on October 5, 2006 Boardwalk Pipeline entered

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Boardwalk Pipeline - (Continued)

into a Treasury rate lock for a notional amount of $250.0 million of principal. The reference rate on the Treasury rate lock was 4.6%. The Treasury rate lock was settled at the time of the closing of its debt offering in November of 2006. Boardwalk Pipeline received $0.9 million from the counterparty as a result of the settlement of the Treasury rate lock, which has been recorded as a component of accumulated other comprehensive income. The amount of the credit in accumulated other comprehensive income will be recognized in income as a reduction to interest expense on a straight-line basis over the 10-year term of the 5.9% senior notes.

The proceeds of the equity and debt offerings will be used to finance its expansion activities. Boardwalk Pipeline used $90.0 million of the proceeds to repay outstanding borrowings under its revolving credit facility which had been used to finance expansion activities.

Boardwalk Pipeline is currently engaged in several major pipeline and storage expansion projects that will require the investment of approximately $3.3 billion of capital resources from 2007 to 2009 (before taking into account equity that would be contributed by the purchaser of a 49.0% interest in Gulf Crossing Pipeline). The pipeline expansion projects will transport natural gas supplies from the Bossier Sands, Barnett Shale, Fayetteville Shale and the Caney/Woodford Shale areas in East Texas, Arkansas and Oklahoma to existing or new assets and third-party interstate pipeline interconnects. For more information on Boardwalk Pipeline’s expansion projects, please read “Expansion Projects” in Item 1 of this Report.

For the year ending December 31, 2007, Boardwalk Pipeline expects to make capital expenditures of approximately $1.7 billion, of which it expects approximately $1.6 billion for the expansion projects discussed in Item 1 and approximately $60.0 million to be for maintenance capital. The amount of expansion capital Boardwalk Pipeline expends in 2007 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline entered into Treasury rate locks with two counterparties in August of 2006 each for a notional amount of $100.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through August 1, 2007. The reference rates on the Treasury rate locks were 5.0%. Under the terms of the Treasury rate locks, settlement amounts will be paid to either Boardwalk Pipeline or the counterparties depending on the movement of the 10-year Treasury rate versus the reference rates.

Boardwalk Pipeline expects to fund its 2007 maintenance capital expenditures from operating cash flows and its 2007 expansion capital expenditures with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities.

During the year ended December 31, 2006, Boardwalk Pipeline paid cash distributions of $1.3188 per unit. In February of 2007, Boardwalk Pipeline declared a quarterly distribution of $0.415 per unit.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $825.8 million at December 31, 2006 compared to $844.8 at December 31, 2005. Cash provided by operating activities was $760.1 million in 2006, compared to $388.6 million in 2005. The increase in cash flow from operations in 2006 is the result of higher utilization and average dayrates earned by Diamond Offshore’s drilling units as a result of an increase in overall demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction in 2007 and 2008 will be approximately $456.0 million. As of December 31, 2006, Diamond Offshore spent approximately $418.4 million for the upgrade of two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures in 2007 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $316.0 million. In 2006, Diamond Offshore spent approximately $273.2 million for capital additions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Diamond Offshore - (Continued)

In November of 2006, Diamond Offshore entered into a $285.0 million syndicated, 5-year senior unsecured revolving credit facility for general corporate purposes, including loans and performance or standby letters of credit. As of December 31, 2006, there were no amounts outstanding under this credit facility.

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

When Diamond Offshore renewed its principal insurance policies effective May 1, 2006, coverage for offshore drilling rigs, if available, was offered at substantially higher premiums than in the past and subject to an increasing number of coverage limitations, due in part to underwriting losses suffered by the insurance industry as a result of damage caused by hurricanes in the Gulf of Mexico in 2004 and 2005. In some cases, quoted renewal premiums increased by more than 200%, with the addition of substantial deductibles and limits on the amount of claims payable for losses arising from named windstorms. In light of these factors, Diamond Offshore determined that retention of additional risk was preferable to paying dramatically higher premiums for limited coverage. Accordingly, Diamond Offshore elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. For other physical damage coverage, its deductible is $150.0 million per occurrence. As a result of Diamond Offshore’s reduced coverage, premiums for this coverage were reduced from the amounts paid in 2005 and were lower than the renewal rates quoted by its insurance carriers. Diamond Offshore also renewed its liability policies in May of 2006, with an increase in premiums and deductibles. The new deductibles under these policies have generally increased to $5.0 million per occurrence, but Diamond Offshore’s deductibles arising in connection with certain liabilities relating to named windstorms in the U.S. Gulf of Mexico have increased to $10.0 million per occurrence, with no annual aggregate deductible. In addition, Diamond Offshore elected to self-insure a portion of its excess liability coverage related to named windstorms in the U.S. Gulf of Mexico. To the extent that Diamond Offshore incurs liabilities related to named windstorms in the U.S. Gulf of Mexico in excess of $75.0 million, Diamond Offshore is self-insured for up to a maximum retention of $17.5 million per occurrence in addition to these deductibles. Diamond Offshore is currently in the early stages of renewing its insurance policies that expire on May 1, 2007. Diamond Offshore is unable to predict what changes, if any, it may make to its insurance coverage effective May 1, 2007. If named windstorms in the U.S. Gulf of Mexico cause significant damage to its rigs or equipment, or to the property of others for which Diamond Offshore may be liable, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the first quarter of 2006, Diamond Offshore paid a special cash dividend of $1.50 per share. In addition, Diamond Offshore paid regular quarterly cash dividends aggregating $0.50 per share during the year ended December 31, 2006. In the first quarter of 2007, Diamond Offshore declared a special cash dividend of $4.00 per share of its common stock payable on March 1, 2007 to shareholders of record on February 14, 2007.

Subsequent to December 31, 2006 and through February 14, 2007, the holders of $438.4 million in principal amount of Diamond Offshore’s 1.5% Debentures converted their outstanding debentures into 8,943,284 shares of Diamond Offshore’s common stock. As a result of these conversions, $21.5 million aggregate principal amount of the 1.5% Debentures remained outstanding as of February 14, 2007. The cash requirements for the interest payable to holders of its 1.5% debentures will be reduced due to the decrease in the outstanding principal amount.

Loews Hotels

Cash and short-term investments increased to $24.5 million at December 31, 2006 from $19.1 million at December 31, 2005. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations.

In October of 2006, Loews Hotels entered into a joint venture with a single investor to fund acquisitions and/or develop hotels. Loews Hotels will manage the operations of all hotels acquired by the joint venture. As of December 31,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Loews Hotels - (Continued)

2006, Loews Hotels has invested approximately $14.6 million in the joint venture in connection with its acquisition of the 493 room Loews Lake Las Vegas Hotel.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2006 totaled $5.3 billion, as compared to $2.9 billion at December 31, 2005. The increase in net cash and investments is primarily due to the receipt of $1,306.4 million in dividends from subsidiaries and net proceeds of $728.4 million from CNA’s repurchase of its Series H preferred stock. We also received net proceeds of $876.8 million and $751.5 million from the sale of 15,000,000 shares of Carolina Group stock in each of August and May of 2006. During 2006 we paid out $307.7 million of dividends to our shareholders, $509.8 million to repurchase Loews common stock and $300.0 million to repay at maturity our principal amount of 6.8% senior notes.

As of December 31, 2006, there were 544,203,457 shares of Loews common stock outstanding and 108,325,806 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During 2006, we purchased 13,934,500 shares of Loews common stock at an aggregate cost of $509.8 million.

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

Off-Balance Sheet Arrangements

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2006, the aggregate amount of quantifiable indemnification agreements in effect for sales of CNA business entities, assets, and third party loans was $933.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2006, CNA had outstanding unlimited indemnifications in connection with the sales of certain of their business entities or assets that included tax liabilities arising from prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases, losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statues of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2006, CNA has recorded approximately $28.0 million of liabilities related to the CNA indemnification agreements.

At December 31, 2006 and 2005, we had no other off-balance sheet debt or other arrangements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Cash Payment Obligations

Our contractual cash payment obligations are as follows:

	Payments Due by Period
December 31, 2006	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(In millions)

Debt (a)	$8,672.8	$317.7	$1,541.3	$1,137.9	$5,675.9
Operating leases	381.4	70.0	112.9	83.4	115.1
Claim and claim expense reserves (b)	31,398.0	7,147.0	9,341.0	4,810.0	10,100.0
Future policy benefits reserves (c)	10,803.0	346.0	348.0	337.0	9,772.0
Policyholder funds reserves (c)	994.0	382.0	454.0	9.0	149.0
Purchase obligations (d)	949.0	745.3	202.3	0.6	0.8
Total	$53,198.2	$9,008.0	$11,999.5	$6,377.9	$25,812.8

(a)
Includes estimated future interest payments, but does not include original issue discount. Please see Note 25 of the Notes to Consolidated Financial Statements included in Item 8 of this report and Liquidity and Capital Resources-Diamond Offshore, above, for discussion of changes in Diamond Offshore’s long-term debt subsequent to December 31, 2006.

(b)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2006. See the Reserves - Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2006. Future policy benefit reserves of $891.0 million and policyholder fund reserves of $47.0 million related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)
Consists primarily of obligations aggregating approximately $456.0 million relating to Diamond Offshores’ major upgrade of its Ocean Endeavor and Ocean Monarch rigs and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. In addition, the table above includes $409.1 million related to Boardwalk Pipeline’s expansion projects as previously discussed in Item 1. - Business.

In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard’s portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described under “Liquidity and Capital Resources - Lorillard,” above. Lorillard’s cash payment in 2006 amounted to approximately $889.9 million and Lorillard estimates its cash payments in 2007 will be approximately $925.0 million to $975.0 million, primarily based on 2006 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Equity securities, which are considered part of our trading portfolio, short sales and derivative instruments are marked to market and reported as net investment income in the Consolidated Statements of Income.

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

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2006	2005	2004
(In millions)

Fixed maturity securities	$1,841.9	$1,607.5	$1,571.2
Short-term investments	248.3	146.6	56.1
Limited partnerships	287.6	254.4	212.0
Equity securities	23.1	25.0	13.8
Income from trading portfolio (a)	102.6	46.7	110.2
Interest on funds withheld and other deposits	(68.1)	(165.8)	(261.1)
Other	18.9	19.7	17.1
Total investment income	2,454.3	1,934.1	1,719.3
Investment expenses	(42.1)	(42.2)	(39.8)
Net investment income	$2,412.2	$1,891.9	$1,679.5

(a)
There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006. The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(7.0) and $2.0 million for the years ended December 31, 2005 and 2004.

Net investment income increased by $520.3 million for 2006 compared with 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in the overall invested asset base resulting from improved cash flow and a reduction of interest expense on funds withheld and other deposits. During 2006 and 2005, CNA commuted several significant finite reinsurance contracts which contained interest crediting provisions and as a result, interest expense on funds withheld has declined significantly. No further interest expense is due on the funds withheld on the commuted contracts. The pretax interest expense on funds withheld related to these significant commuted contracts was $14.0 million, $84.0 million and $146.0 million for December 31, 2006, 2005 and 2004, and was reflected as a component of Net investment income in our Consolidated Statements of Income. The 2005 and 2004 amounts include the interest charges associated with the contract commuted in 2006. See Note 18 of the Notes to Consolidated Financial Statements included under Item 8 for additional information for interest costs on funds withheld and other deposits. Also impacting net investment income was increased income from the trading portfolio of $55.9 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Net investment income increased by $212.4 million for 2005 compared with 2004. This increase was due to the reduced interest expense on funds withheld and other deposits discussed above and improved results across all other available-for-sale asset classes, especially short term investments, due to the improved period over period yields. This improvement was partly offset by decreases in investment income from the trading portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The bond segment of the investment portfolio yielded 5.6% in 2006, 4.9% in 2005 and 4.6% in 2004.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

Year Ended December 31	2006	2005	2004
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. government bonds	$61.7	$(32.8)	$10.4
Corporate and other taxable bonds	(98.2)	(86.1)	122.8
Tax-exempt bonds	53.5	12.2	42.4
Asset-backed bonds	(8.8)	13.7	52.8
Redeemable preferred stock	(2.9)	2.5	18.7
Total fixed maturity securities	5.3	(90.5)	247.1
Equity securities	15.6	38.2	202.2
Derivative securities	18.5	49.1	(84.1)
Short-term investments	(5.5)	0.5	(3.4)
Other invested assets, including dispositions	58.5	(6.5)	(597.3)
Allocated to participating policyholders’ and minority interests	(0.5)	2.7	(9.0)
Total realized investment gains (losses)	91.9	(6.5)	(244.5)
Income tax (expense) benefit	(20.5)	(1.3)	94.1
Minority interest	(8.5)	0.9	13.3
Net realized investment gains (losses)	$62.9	$(6.9)	$(137.1)

Net realized investment results increased by $69.8 million for 2006 compared with 2005. The increase in net realized investment results was primarily driven by improved results in fixed maturity securities, partially offset by increases in interest rate related other-than-temporary impairment (“OTTI”) losses for which CNA did not assert an intent to hold until an anticipated recovery in value. For 2006, OTTI losses of $101.2 million were recorded primarily in the corporate and other taxable bonds sector. Other realized investment gains (losses) for the year ended December 31, 2006, included a $33.4 million pretax gain related to a settlement received as a result of bankruptcy litigation of a major telecommunications corporation.

Net realized investment results improved $130.2 million in 2005 compared with 2004. This improvement was primarily the result of a 2004 loss of $352.9 million on the sale of the individual life insurance business, partly offset by reduced gains for equities securities. Equity results in 2004 included a gain of $95.8 million related to CNA’s investment in Canary Wharf Group PLC, a London-based real estate company. Also impacting results for 2005 versus 2004 were decreased results in the overall fixed maturity asset class partly offset by improved results for the derivatives asset class. OTTI losses of $63.9 million were recorded in 2005 across various sectors, including an OTTI loss of $20.1 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturities. OTTI losses of $54.8 million were recorded in 2004 across various sectors, including an OTTI loss of $32.9 million related to loans to the national contractor. For additional information on loans to the national contractor, see Note 21 of the Notes to Consolidated Financial Statements included under Item 8. Other realized investment gains (losses) for the year ended December 31, 2005 and 2004 include gains and losses related to the sales of certain operations or affiliates that are described in Note 14 of the Notes to Consolidated Financial Statements included under Item 8.

A primary objective in the management of the fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector.

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27.0 million as of December 31, 2006. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2006, we provided $31.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized gains and losses on available-for-sale fixed maturity and equity securities, which include OTTI losses:

Year Ended December 31	2006	2005	2004
(In millions)

Net realized gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$382.2	$360.7	$703.9
Gross realized losses	(377.0)	(451.2)	(456.8)
Net realized gains (losses) on fixed maturity securities	5.2	(90.5)	247.1
Equity securities:
Gross realized gains	23.3	73.2	225.3
Gross realized losses	(7.6)	(35.0)	(23.1)
Net realized gains on equity securities	15.7	38.2	202.2
Net realized gains (losses) on fixed maturity and equity securities	$20.9	$(52.3)	$449.3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The following table provides details of the largest realized losses from sales of securities aggregated by issuer including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the security had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to outlook on interest rates and inflation.	$4,529.0	$18.0	0-6

State issued revenue bonds. Positions were sold as part of a
broader initiative to reduce municipal holdings.	289.0	6.0	0-12

Financial services group that provides property and casualty, managed care, life and various other insurance products in the
United States. Position was sold to reduce exposure to the issuer
and sector.	56.0	5.0	0-6

Company in the advertising industry, utilizing various venues including television, radio, outdoor displays, and live
entertainment. The company has entered into an agreement
to be acquired. Position was reduced in response to the
announced transaction.	66.0	5.0	0-12+

Company develops and operates broadband cable
communications networks, high-speed internet service and
digital video applications. Position was sold in response to
newly issued debt.	92.0	5.0	0-6
Total	$5,032.0	$39.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

December 31	2006		2005
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$5,138.0	11.6%	$1,469.0	3.7%
Asset-backed securities	13,677.0	31.0	12,859.0	32.4
States, municipalities and political subdivisions-
tax-exempt	5,146.0	11.7	9,209.0	23.2
Corporate securities	7,132.0	16.2	6,165.0	15.5
Other debt securities	3,642.0	8.2	3,044.0	7.7
Redeemable preferred stock	912.0	2.1	216.0	0.5
Options embedded in convertible debt securities			1.0
Total fixed maturity securities available-for-sale	35,647.0	80.8	32,963.0	83.0

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	2.0		4.0
Asset-backed securities	55.0	0.1	87.0	0.2
Corporate securities	133.0	0.3	154.0	0.4
Other debt securities	14.0		26.0	0.1
Total fixed maturity securities trading	204.0	0.4	271.0	0.7

Equity securities available-for-sale:
Common stock	452.0	1.0	289.0	0.7
Preferred stock	145.0	0.4	343.0	0.9
Total equity securities available-for-sale	597.0	1.4	632.0	1.6

Equity securities trading	60.0	0.1	49.0	0.1
Short-term investments available-for-sale	5,538.0	12.6	3,870.0	9.8
Short-term investments trading	172.0	0.4	368.0	0.9
Limited partnerships	1,852.0	4.2	1,509.0	3.8
Other investments	26.0	0.1	33.0	0.1
Total general account investments	$44,096.0	100.0%	$39,695.0	100.0%

CNA’s general account investments consist primarily of asset-backed securities, corporate securities, short term investments, municipal and U.S. treasury securities.

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below book value for those securities in an unrealized loss position. Information on CNA’s OTTI process is set forth in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Investments in the general account had a total net unrealized gain of $966.0 million at December 31, 2006 compared with $787.0 million at December 31, 2005. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716.0 million for fixed maturities, a net unrealized gain of $249.0 million for equity securities, and a net unrealized gain of $1.0 million for short term securities. The unrealized position at December 31, 2005 was comprised of a net unrealized gain of $618.0 million for fixed maturities, a net unrealized gain of $170.0 million for equity securities, and a net unrealized loss of $1.0 million for short term securities. See Note 2 of the Notes of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Consolidated Financial Statements included under Item 8 for further detail on the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at December 31, 2006 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	5.0%	3.0%
Due after one year through five years	44.0	50.0
Due after five years through ten years	33.0	24.0
Due after ten years	18.0	23.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of December 31, 2006 that were in a gross unrealized loss position had a fair value of $622.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2006 and 2005.

						Gross
	Estimated	Fair Value as a Percentage of Book Value				Unrealized
December 31, 2006	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$509.0	$2.0				$2.0
7-12 months	87.0	1.0	$1.0			2.0
13-24 months	24.0
Greater than 24 months	2.0
Total non-investment grade	$622.0	$3.0	$1.0	$-	$-	$4.0

December 31, 2005

Fixed maturity securities:
Non- investment grade:
0-6 months	$632.0	$20.0	$8.0	$1.0		$29.0
7-12 months	118.0	4.0	6.0			10.0
13-24 months	122.0	3.0				3.0
Greater than 24 months	2.0
Total non-investment grade	$874.0	$27.0	$14.0	$1.0	$-	$42.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2006 and 2005. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of December 31, 2006 that were in an unrealized loss position had a fair value of $14.0 million and unrealized losses of $1 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the book value of its investment through anticipated recovery in the fair value of such securities.

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

The general account portfolio consists primarily of high quality bonds, 90.9% and 92.1% of which were rated as investment grade (rated BBB or higher) at December 31, 2006 and 2005. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value:

December 31	2006		2005
(In millions of dollars)

U.S. Government and affiliated agency securities	$5,285.0	15.1%	$1,628.0	4.9%
Other AAA rated	16,311.0	46.7	18,233.0	55.2
AA and A rated	5,222.0	15.0	6,046.0	18.3
BBB rated	4,933.0	14.1	4,499.0	13.7
Non investment-grade	3,188.0	9.1	2,612.0	7.9
Total	$34,939.0	100.0%	$33,018.0	100.0%

At December 31, 2006 and 2005, approximately 96.0% and 95.0% of the general account portfolio was issued by U.S. Government agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products, which guarantee principal and a specified rate of interest:

December 31	2006		2005
(In millions of dollars)

Other AAA rated	$111.0	25.6%	$120.0	25.8%
AA and A rated	242.0	55.8	193.0	41.4
BBB rated	75.0	17.3	142.0	30.4
Non investment-grade	6.0	1.3	11.0	2.4
Total	$434.0	100.0%	$466.0	100.0%

At December 31, 2006 and 2005, 100.0% and 98.0% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2006 was $191.0 million, which represents 0.4% of our total investment portfolio. These securities were in a net unrealized gain position of $143.0 million at December 31, 2006. Of these securities, 80.0% are priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at December 31, 2006 were $13,732.0 million of asset-backed securities, at fair value, consisting of approximately 63.0% in collateralized mortgage obligations (“CMOs”), 21.0% in corporate asset-backed obligations, 14.0% in corporate mortgage-backed pass-through certificates and 2.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

December 31	2006	2005
(In millions)

Short-term investments available-for-sale:
Commercial paper	$923.0	$1,906.0
U.S. Treasury securities	1,093.0	251.0
Money market funds	196.0	294.0
Other, including collateral held related to securities lending	3,326.0	1,419.0
Total short-term investments available-for-sale	5,538.0	3,870.0

Short-term investments trading:
Commercial paper	43.0	94.0
U.S. Treasury securities	2.0	64.0
Money market funds	127.0	200.0
Other		10.0
Total short-term investments trading	172.0	368.0

Total short-term investments	$5,710.0	$4,238.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $2,850.9 million and $767.4 million at December 31, 2006 and 2005.

ACCOUNTING STANDARDS

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS No. 157 requires separate disclosure of the effect on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our results of operations and equity.

In July of 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Accounting Standards - (Continued)

recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting FIN 48 will have and expect an impact to operations and equity of approximately $40.0 million, after minority interest.

In March of 2006, the FASB issued FASB Staff Position (“FSP”) 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance”, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. CNA has elected to account for its investment in life settlement contracts using the fair value method and the initial expected impact upon adoption under the fair value method will be an increase to retained earnings as of January 1, 2007 of approximately $34.0 million.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-01 is not expected to have a material impact on our results of operations or financial condition.

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

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, as well as of natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

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

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, mass tort and construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint;

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

•
regulatory limitations and restrictions, including limitations upon CNA’s ability to receive dividends from its insurance subsidiaries imposed by state regulatory agencies and minimum risk-based capital standards established by the National Association of Insurance Commissioners;

•	the risks and uncertainties associated with CNA’s loss reserves as outlined in the Critical Accounting Estimates, Reserves - Estimates and Uncertainties section of this MD&A;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

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

•	the effects of corporate bankruptcies and accounting errors, such as Enron and WorldCom, on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our tobacco subsidiaries

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

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

Condensed Balance Sheet Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

December 31	2006	2005
(In millions)

Assets:

Current assets	$997.4	$1,006.9
Investments, primarily short-term instruments	8,979.0	4,883.2
Total current assets and investments in securities	9,976.4	5,890.1
Investment in CNA	8,706.3	8,245.2
Investment in Diamond Offshore	1,304.8	1,039.7
Property, plant and equipment	2,606.6	2,469.3
Other assets	560.2	602.4
Total assets	$23,154.3	$18,246.7

Liabilities and Shareholders’ Equity:

Current liabilities	$2,996.4	$2,047.8
Long-term debt, less current maturities and unamortized discount	2,448.0	2,202.4
Other liabilities	1,208.1	904.4
Total liabilities	6,652.5	5,154.6
Shareholders’ equity	16,501.8	13,092.1
Total liabilities and shareholders’ equity	$23,154.3	$18,246.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Income Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:

Manufactured products and other	$4,957.9	$4,684.4	$4,304.7
Net investment income	461.0	180.9	189.9
Investment gains (losses)	8.6	(5.5)	(11.8)
Total	5,427.5	4,859.8	4,482.8

Expenses:

Cost of manufactured products sold and other	3,463.4	3,349.0	2,990.0
Interest	149.5	198.1	176.3
Income tax expense	690.8	486.5	497.0
Total	4,303.7	4,033.6	3,663.3

Income from operations	1,123.8	826.2	819.5
Equity in income (loss) of:
CNA	1,041.2	239.8	425.0
Diamond Offshore	352.0	126.9	(9.2)
Income from continuing operations	2,517.0	1,192.9	1,235.3
Discontinued operations, net	(25.7)	18.7	(19.5)
Net income	$2,491.3	$1,211.6	$1,215.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Supplemental Financial Information - (Continued)

Condensed Statements of Cash Flow Information

Loews Corporation and Subsidiaries
(Including CNA and Diamond Offshore on the Equity Method)

Year Ended December 31	2006	2005	2004
(In millions)

Operating Activities:

Net income	$2,491.3	$1,211.6	$1,215.8
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed earnings of CNA and Diamond Offshore	(984.4)	(359.1)	(378.8)
Investment (gains) losses	(8.6)	5.5	11.8
Other	253.1	184.7	81.5
Changes in assets and liabilities-net
Trading securities	(1,848.6)	(290.6)	105.8
Other-net	(109.5)	136.9	(37.7)
Total	(206.7)	889.0	998.4

Investing Activities:

Net increase in investments	(1,690.7)	(261.5)	(361.5)
Change in collateral on loaned securities	750.6
Redemption of CNA preferred stock	750.0
Purchase of CNA common stock	(264.5)
Acquisition of Gas Pipelines-net of cash			(1,111.4)
Other	(238.1)	(116.0)	(101.4)
Net cash flow investing activities - continuing operations	(692.7)	(377.5)	(1,574.3)
Net cash flow investing activities - discontinued operations		8.4
Net cash flow investing activities - total	(692.7)	(369.1)	(1,574.3)

Financing Activities:

Dividends paid to shareholders	(307.7)	(239.9)	(216.8)
Dividends paid to minority interests	(19.8)
Purchases of treasury shares	(509.8)
Increase (decrease) in long-term debt-net	(97.4)	(1,025.6)	555.8
Issuance of common stock	1,641.8	432.5	287.8
Proceeds from subsidiary stock offering	195.2	271.4
Excess tax benefits from share-based payment arrangements	4.9
Total	907.2	(561.6)	626.8

Net change in cash	7.8	(41.7)	50.9
Net cash transactions from:
Continuing operations to discontinued operations		8.4
Discontinued operations to continuing operations		(8.4)
Cash, beginning of year	31.8	73.5	22.6
Cash, end of year	$39.6	$31.8	$73.5

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified financial services company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at December 31, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2006 and 2005 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $559.9 million and $528.5 million at December 31, 2006 and 2005, respectively. The impact of a 100 basis point decrease would result in an increase in market value of $352.9 million and $328.4 million at December 31, 2006 and 2005 respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2006 and 2005, with all other variables held constant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2006 and 2005, with all other variables held constant.

Commodity Price Risk - We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase in commodity prices of 20% from their levels at December 31, 2006 and an instantaneous decrease in commodity prices of 20% from their levels at December 31, 2005.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of December 31, 2006, the amount of gas loaned out was approximately 15.1 trillion British thermal units (“TBtu”) and, assuming an average market price during December 2006 of $6.81 per million British thermal units (“MMBtu”), the market value of gas loaned out at December 31, 2006 would have been approximately $102.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2006	2005	2006	2005
(Amounts in millions)

Equity markets (1):
Equity securities (a)	$685.5	$441.8	$(171.0)	$(110.0)
Options - purchased	25.9	33.5	(1.0)	(1.0)
- written	(13.0)	(9.1)	9.0	2.0
Warrants	0.4	0.1
Short sales	(61.9)	(67.3)	15.0	17.0
Limited partnership investments	343.2	371.7	(27.0)	(25.0)
Interest rate (2):
Treasury - short		(78.6)		(7.0)
Futures − long			(29.0)
Futures - short			21.0	(10.0)
Interest rate swaps − long	(0.5)		(4.0)
Interest rate swaps − short		(0.1)		(2.0)
Short sales-foreign		(19.9)		(2.0)
Fixed maturities	1,921.7	415.7	(38.0)	3.0
Short-term investments	4,385.5	367.7
Other derivatives	2.2	0.1	9.0	(3.0)
Commodities (3):
Options - purchased	0.5	0.5	(1.0)	10.0
- written	(0.1)	(0.7)	1.0	(14.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points in 2006 and a decrease in interest rates of 100 basis points in 2005 and (3) an increase in commodity prices of 20% in 2006 and a decrease in commodity prices of 20% in 2005. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(162.0) and $(255.0) at December 31, 2006 and 2005, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2006	2005	2006	2005
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$597.0	$631.8	$(149.0)	$(158.0)
Separate accounts	41.4	43.5	(10.0)	(11.0)
Limited partnership investments	1,817.3	1,397.3	(143.0)	(112.0)

Interest rate (2):
Fixed maturities (a)(b)	35,648.0	32,965.5	(1,959.0)	(1,897.0)
Short-term investments (a)	8,436.9	8,738.9	(5.0)	(4.0)
Other invested assets	21.3	27.8
Other derivative securities	4.6	3.6	190.0	66.0
Separate accounts (a):
Fixed maturities	433.5	466.1	(21.0)	(23.0)
Short-term investments	21.4	36.2
Debt	(5,443.0)	(5,530.0)
________
Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(283.0) and $(245.0) at December 31, 2006 and 2005, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(227.0) and $(54.0) at December 31, 2006 and 2005, respectively.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2006	2005
(Dollar amounts in millions, except per share data)

Investments (Notes 1, 2, 3 and 4):

Fixed maturities, amortized cost of $36,852.6 and $32,759.0	$37,569.7	$33,381.2

Equity securities, cost of $967.0 and $903.5	1,308.8	1,107.2

Limited partnership investments	2,160.5	1,769.0

Other investments	27.4	32.0

Short-term investments	12,822.4	9,106.6

Total investments	53,888.8	45,396.0

Cash	133.8	153.1

Receivables (Notes 1 and 7)	13,027.3	15,543.9

Property, plant and equipment (Notes 1 and 8)	5,501.3	4,951.6

Deferred income taxes (Note 11)	620.9	905.3

Goodwill and other intangible assets (Note 1)	298.9	297.4

Other assets (Notes 1, 14, 17 and 18)	1,716.5	1,909.6

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,190.4	1,197.4

Separate account business (Notes 1, 3 and 4)	503.0	551.5

Total assets	$76,880.9	$70,905.8

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders’ Equity:

December 31	2006	2005
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$29,636.0	$30,938.0
Future policy benefits	6,644.7	6,297.2
Unearned premiums	3,783.8	3,705.7
Policyholders’ funds	1,015.4	1,495.3
Total insurance reserves	41,079.9	42,436.2
Payable for securities purchased (Note 4)	1,046.7	401.7
Collateral on loaned securities (Notes 1 and 2)	3,601.5	767.4
Short-term debt (Notes 3 and 12)	4.6	598.2
Long-term debt (Notes 3 and 12)	5,567.8	4,608.6
Reinsurance balances payable (Notes 1, 14 and 18)	539.1	1,636.2
Other liabilities (Notes 1, 3, 15 and 17)	5,140.2	4,755.0
Separate account business (Notes 1, 3 and 4)	503.0	551.5
Total liabilities	57,482.8	55,754.8

Minority interest	2,896.3	2,058.9

Commitments and contingent liabilities
(Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 16, 17, 18, 20 and 21)

Shareholders’ equity (Notes 1, 2, 5, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $0.01 par value:
Authorized - 1,800,000,000 shares
Issued and outstanding - 544,203,457 and 557,540,667 shares	5.4	5.6
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued - 108,665,806 and 78,531,678 shares	1.1	0.8
Additional paid-in capital	4,017.6	2,417.9
Earnings retained in the business	12,098.7	10,364.4
Accumulated other comprehensive income	386.7	311.1
	16,509.5	13,099.8
Less treasury stock, at cost (340,000 shares of Carolina Group stock as of
December 31, 2006 and 2005)	7.7	7.7
Total shareholders’ equity	16,501.8	13,092.1
Total liabilities and shareholders’ equity	$76,880.9	$70,905.8
See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2006	2005	2004
(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 18)	$7,603.1	$7,568.6	$8,205.2
Net investment income (Note 2)	2,911.1	2,098.8	1,875.3
Investment gains (losses) (Note 2)	91.5	(13.2)	(256.0)
Gain on issuance of subsidiary stock (Note 14)	9.0
Manufactured products (including excise taxes of $698.5, $676.1
and $658.1)	3,961.8	3,752.4	3,515.2
Other	3,334.5	2,611.2	1,897.2
Total	17,911.0	16,017.8	15,236.9

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 18)	6,046.2	6,998.7	6,445.0
Amortization of deferred acquisition costs	1,534.2	1,542.6	1,679.8
Cost of manufactured products sold (Note 20)	2,261.7	2,202.3	2,045.4
Other operating expenses	3,305.6	3,063.5	2,913.8
Restructuring and other related charges (Note 15)	(12.9)
Interest	304.1	364.2	324.1
Total	13,438.9	14,171.3	13,408.1
	4,472.1	1,846.5	1,828.8
Income tax expense (Note 11)	1,450.7	490.4	536.2
Minority interest	504.4	163.2	57.3
Total	1,955.1	653.6	593.5
Income from continuing operations	2,517.0	1,192.9	1,235.3
Discontinued operations, net (Note 22)	(25.7)	18.7	(19.5)
Net income	$2,491.3	$1,211.6	$1,215.8

Net income attributable to (Note 5):
Loews common stock:
Income from continuing operations	$2,100.6	$941.6	$1,050.8
Discontinued operations, net	(25.7)	18.7	(19.5)
Loews common stock	2,074.9	960.3	1,031.3
Carolina Group stock	416.4	251.3	184.5
Total	$2,491.3	$1,211.6	$1,215.8

Basic and diluted net income per Loews common share (Note 5):
Income from continuing operations	$3.80	$1.69	$1.89
Discontinued operations, net	(0.05)	0.03	(0.04)
Net income	$3.75	$1.72	$1.85
Basic and diluted net income per Carolina Group share (Note 5)	$4.46	$3.62	$3.15

Basic weighted average number of shares outstanding:
Loews common stock	552.68	557.10	556.50
Carolina Group stock	93.37	69.40	58.49
Diluted weighted average number of
shares outstanding:
Loews common stock	553.54	557.96	556.93
Carolina Group stock	93.47	69.49	58.50

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income (Loss)	Loews Common Stock	Carolina Group Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income	Common Stock Held in Treasury
(In millions, except per share data)

Balance, January 1, 2004, as previously
reported		$185.4	$0.6	$1,513.7	$8,393.7	$769.5	$(7.7)
Par value adjustment, Loews
common stock		(550.7)		550.7
Three-for-one stock split		370.9		(370.9)
Balance, January 1, 2004 as
Adjusted		5.6	0.6	1,693.5	8,393.7	769.5	(7.7)
Comprehensive Income:
Net income	$1,215.8				1,215.8
Other comprehensive losses	(172.1)					(172.1)
Comprehensive income	$1,043.7
Dividends paid:
Loews common stock, $0.20
per share					(111.3)
Carolina Group stock, $1.82
per share					(105.5)
Issuance of Loews common stock				6.4
Issuance of Carolina Group stock
(Note 6)			0.1	281.3
Balance, December 31, 2004		5.6	0.7	1,981.2	9,392.7	597.4	(7.7)
Comprehensive income:
Net income	$1,211.6				1,211.6
Other comprehensive losses	(286.3)					(286.3)
Comprehensive income	$925.3
Dividends paid:
Loews common stock, $0.20
per share					(111.4)
Carolina Group stock, $1.82
per share					(128.5)
Issuance of Loews common stock				15.5
Issuance of Carolina Group stock
(Note 6)			0.1	421.2
Balance, December 31, 2005		5.6	0.8	2,417.9	10,364.4	311.1	(7.7)
Comprehensive income:
Net income	$2,491.3				2,491.3
Other comprehensive gains	218.7					218.7
Comprehensive income	$2,710.0
Adjustment to initially apply
SFAS No. 158 (Note 17)						(143.1)
Dividends paid:
Loews common stock, $0.24
per share					(131.1)
Carolina Group stock, $1.82
per share					(176.6)
Purchase of Loews treasury stock							(509.8)
Retirement of treasury stock		(0.2)		(60.3)	(449.3)		509.8
Issuance of Loews common stock				17.1
Issuance of Carolina Group stock
(Note 6)			0.3	1,630.9
Stock-based compensation				9.4
Other				2.6
Balance, December 31, 2006		$5.4	$1.1	$4,017.6	$12,098.7	$386.7	$(7.7)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2006	2005	2004
(In millions)

Operating Activities:

Net income	$2,491.3	$1,211.6	$1,215.8
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Income (loss) from discontinued operations	25.7	(18.7)	19.5
Provision for doubtful accounts and cash discounts	210.6	52.7	228.2
Investment (gains) losses	(100.5)	13.2	256.0
Undistributed earnings	(205.8)	(79.2)	(42.2)
Provision for minority interest	504.4	163.2	57.3
Amortization of investments	(407.5)	(207.6)	(21.5)
Depreciation and amortization	399.5	382.1	350.8
Provision for deferred income taxes	254.5	(109.6)	55.1
Other non-cash items	1.8	(2.3)	62.4
Changes in operating assets and liabilities-net:
Reinsurance receivables	2,489.4	3,451.3	(971.7)
Other receivables	(461.1)	315.1	156.3
Prepaid reinsurance premiums	(2.9)	789.3	233.7
Deferred acquisition costs	7.0	70.7	193.6
Insurance reserves and claims	(771.1)	(942.3)	1,075.4
Reinsurance balances payable	(1,097.1)	(1,344.6)	(317.8)
Other liabilities	388.5	11.9	465.1
Trading securities	(2,023.6)	(125.7)	13.1
Other, net	22.6	(216.2)	169.2
Net cash flow operating activities - continuing operations	1,725.7	3,414.9	3,198.3
Net cash flow operating activities - discontinued operations	(11.0)	(47.8)	(16.8)
Net cash flow operating activities - total	1,714.7	3,367.1	3,181.5

Investing Activities:

Purchases of fixed maturities	(63,517.0)	(80,805.2)	(76,690.4)
Proceeds from sales of fixed maturities	52,413.4	68,771.8	60,229.9
Proceeds from maturities of fixed maturities	9,090.1	11,298.8	9,257.3
Purchases of equity securities	(351.8)	(482.1)	(386.8)
Proceeds from sales of equity securities	220.8	317.2	547.8
Purchases of property and equipment	(934.6)	(477.8)	(267.0)
Proceeds from sales of property and equipment	24.0	85.0	52.7
Change in collateral on loaned securities	2,834.1	(150.6)	476.2
Change in short-term investments	(2,272.5)	(646.4)	3,307.4
Sales of businesses, net of cash		57.3	648.0
Change in other investments	(179.3)	229.2	(123.5)
Acquisition of Gas Pipelines, net of cash			(1,111.4)
Net cash flow investing activities - continuing operations	(2,672.8)	(1,802.8)	(4,059.8)
Net cash flow investing activities - discontinued operations	36.1	28.3	18.0
Net cash flow investing activities - total	(2,636.7)	(1,774.5)	(4,041.8)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2006	2005	2004
(In millions)

Financing Activities:

Dividends paid	$(307.7)	$(239.9)	$(216.8)
Dividends paid to minority interests	(137.7)	(22.0)	(14.8)
Purchases of treasury shares	(509.8)
Purchases of treasury shares by subsidiaries			(17.6)
Issuance of common stock	1,641.8	432.5	287.8
Proceeds from subsidiary stock offering	429.7	271.4
Principal payments on debt	(730.2)	(3,277.7)	(606.0)
Issuance of debt	1,096.9	1,460.1	1,747.9
Receipts of policyholder account balances on
investment contracts	3.7	6.6	180.8
Withdrawals of policyholder account balances
on investment contracts	(588.9)	(281.2)	(479.4)
Excess tax benefits from share-based payment arrangements	6.7
Other	9.5	5.6	6.5
Net cash flow financing activities - continuing operations	914.0	(1,644.6)	888.4

Net change in cash	(8.0)	(52.0)	28.1
Net cash transactions from:
Continuing operations to discontinued operations	13.8	(34.3)	12.2
Discontinued operations to continuing operations	(13.8)	34.3	(12.2)
Cash, beginning of year	182.0	234.0	205.9
Cash, end of year	$174.0	$182.0	$234.0

Cash, end of year:
Continuing operations	$133.8	$153.1	$219.9
Discontinued operations	40.2	28.9	14.1
Total	$174.0	$182.0	$234.0

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), an 80% owned subsidiary) the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary); and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

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

Accounting changes -  In November of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 nullifies certain requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provided guidance on determining whether an impairment is other-than-temporary. FSP 115-1 replaces guidance set forth in EITF No. 03-1 with references to existing other-than-temporary impairment guidance and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 carries forward the requirements in EITF No. 03-1 regarding required disclosures in the financial statements and requires additional disclosure related to factors considered in reaching the conclusion that the impairment is not other-than-temporary. In addition, in periods subsequent to the recognition of an other-than-temporary impairment loss for debt securities, the discount or reduced premium would be amortized over the remaining life of the security based on future estimated cash flows. FSP 115-1 was effective for reporting periods beginning after December 15, 2005 and was adopted by the Company as of January 1, 2006. Adoption of this standard increased income by approximately $3.0 million for the year ended December 31, 2006, related to the amortization of discount or reduced premium resulting from prior impairments. The Company has included the required additional disclosures in these financial statements.

In September of 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. Implementation of SAB No. 108 did not have a material impact on the Company’s results of operations or equity.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 in December of 2006. Adoption of the pronouncement decreased equity by $143.1 million as of December 31, 2006. See Note 17 for additional information on the Company’s benefit plans.

Investments - Investments in securities are carried as follows:

The Company classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held principally by insurance subsidiaries as either available-for-sale or trading, and as such, they are carried at fair value.  Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income in Shareholders’ equity. Investments are written down to fair value and losses are recognized in the income statement when a decline in value is determined to be other-than-temporary. See Note 2 for information related to the Company’s impairment charges.

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

Real estate investments are carried at the lower of cost or market value. These items are included in “Other investments” in the Consolidated Balance Sheets.

Short-term investments consist primarily of U.S. government securities, money market funds and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is generally determined by the identified certificate method.

The Company’s limited partnership investments are recorded at fair value typically reflecting a reporting lag of up to three months, with changes in fair value reported in net investment income. Fair value of the Company’s limited partnership investments represents the Company’s equity in the partnership’s net assets as determined by the general partner. The carrying value of the Company’s limited partnership investments was $2,160.5 million and $1,769.0 million as of December 31, 2006 and 2005, respectively. The majority of the limited partnerships invest in a substantial number of securities that are readily marketable. The Company is primarily a passive investor in such partnerships and does not have influence over the partnerships’ management, who are committed to operate them according to established guidelines and strategies. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company consolidated three limited partnerships, which were previously accounted for using the equity method.

Other investments also include certain derivative securities. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of investment gains or losses or other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Income. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

The Company’s accounting for changes in the fair value of derivative instruments is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected in

No hedge designation	Investment gains (losses).
Fair value	Investment gains (losses), along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk.
Cash flow	Other comprehensive income (loss), with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

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

Securities lending and repurchase activities - The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company of at least 102% of the fair value of the securities loaned if the collateral is cash or securities. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities in the Consolidated Balance Sheets.

Cash collateral received on these transactions is invested in short-term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities or letters of credit, received by the Company are not reflected as assets of the Company as there exists no right to sell or re-pledge the collateral. The fair value of collateral held and included in short-term investments was $3,601.5 million and $767.4 million at December 31, 2006 and 2005. The fair value of non-cash collateral was $385.0 million and $138.0 million at December 31, 2006 and 2005.

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

Premiums for life insurance products and annuities are recognized as revenue when due after deductions for ceded insurance premiums.

Revenue from cigarette sales is recognized upon shipment of goods, when title and risk of loss passes to customers.

Revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive lump-sum fees for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. Absent a contract, mobilization costs are recognized currently.  From time to time, Diamond Offshore may receive fees from its customers for capital improvements to their rigs. Diamond Offshore defers such fees received and recognizes these fees into revenue on a straight-line basis over the period of the related drilling contract. Diamond Offshore capitalizes the costs of such capital improvements and depreciates them over the estimated useful life of the improvement.

Revenues from the transportation of gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Revenues from storage services are recognized over the term of the contract. Texas Gas is subject to Federal Energy Regulatory Commission (“FERC”) regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure.

Insurance Operations

Claim and claim adjustment expense reserves ─ Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution and mass tort (“APMT”), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. CNA management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables in the Consolidated Balance Sheets. See Note 22 for further information on claim and claim adjustment expense reserves for discontinued operations.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under high deductible policies of $2.5 billion and $2.8 billion as of December 31, 2006 and 2005. A portion of these amounts is supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in the Insurance receivables on the Consolidated Balance Sheets.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”) for which the related annuity

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2006 and 2005. At December 31, 2006 and 2005, the discounted reserves for unfunded structured settlements were $814.0 million and $843.0 million, net of discount of $1,250.0 million and $1,309.0 million.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on Company and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.5% to 6.5% at December 31, 2006 and 2005. At December 31, 2006 and 2005, such discounted reserves totaled $1,284.0 million and $1,238.0 million, net of discount of $416.0 million and $430.0 million.

Future policy benefits reserves ─ Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2006 and 2005, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. The net reserves for traditional life insurance products (whole and term life products) including interest-sensitive contracts were ceded on a 100% indemnity reinsurance basis to Swiss Re in connection with the sale of the individual life insurance business. See Note 14 for further information.

Policyholders’ funds reserves ─ Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments ─ Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the liability balances were $189.0 and $185.0 million. As of December 31, 2006 and 2005, included in other assets were $7.0 million and $10.0 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections from business written or committed to be written.

Reinsurance ─ Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2006 and 2005, CNA had approximately $104.0 million and $171.0 million recorded as deposit assets and $71.0 million and $111.0 million recorded as deposit liabilities.

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

Participating insurance ─ Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to shareholders, the share of net income on those policies that cannot be distributed to shareholders is excluded from stockholders' equity by a charge to operations and the establishment of a corresponding liability.

Deferred acquisition costs ─ Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of business. Such costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.

Deferred acquisition costs related to accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefits reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. CNA evaluates deferred acquisition costs for recoverability. Adjustments, if necessary, are recorded in current results of operations.

Investments in life settlement contracts and related revenue recognition ─ CNA has purchased investments in life settlement contracts. Under a life settlement contract, CNA obtains the rights of being the owner and beneficiary to an underlying life insurance policy. The carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the policy. Amounts paid to purchase these contracts that are in excess of the cash surrender value, at the date of purchase, were expensed immediately. Periodic maintenance costs, such as premiums, necessary to keep the underlying policy inforce are expensed as incurred and are included in other operating expenses. Revenue is recognized and included in Other revenue in the Consolidated Statements of Income when the life insurance policy underlying the life settlement contract matures. See the New Accounting Pronouncements Not Yet Adopted section of this note for further discussion of FASB Staff Position (“FSP”) 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.”

Separate Account Business ─ Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are carried at contract values. Net income accruing to CNA related to separate accounts is primarily included within Other revenue in the Consolidated Statements of Income.

Tobacco product inventories - These inventories, aggregating $182.9 million and $181.6 million at December 31, 2006 and 2005, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco. If the average cost method of accounting had been used for tobacco inventories instead of the LIFO method, such inventories would have been $156.4 million and $161.4 million higher at December 31, 2006 and 2005, respectively.

Watch and clock inventories - These inventories, aggregating $70.3 million and $68.3 million at December 31, 2006 and 2005, respectively, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Goodwill and other intangible assets - Goodwill and other intangible assets with indefinite lives are annually tested for impairment. Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Impairment losses, if any, are included in the Consolidated Statements of Income.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Adoption of SFAS No. 123R decreased net income attributable to Loews common stock by $6.5 million for the year ended December 31, 2006, or $0.01 per Loews common share. Net income attributable to Carolina Group stock decreased by $0.3 million for the year ended December 31, 2006. There was no impact per Carolina Group share. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Prior to the adoption of SFAS No. 123R, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” required the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specified certain valuation techniques that produced estimated compensation charges for purposes of valuing stock option grants. These amounts were not included in the Company’s Consolidated Statements of Income, in accordance with APB No. 25. The pro forma effect of applying SFAS No. 123 included the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income and the related basic and diluted income per Loews common and Carolina Group shares would have been as follows:

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Year Ended December 31	2005	2004
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$960.3	$1,031.3
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(5.4)	(5.2)
Pro forma net income	$954.9	$1,026.1

Carolina Group stock:
Net income as reported	$251.3	$184.5
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(0.2)	(0.1)
Pro forma net income	$251.1	$184.4

Basic and diluted net income per share:

Loews common stock:
As reported	$1.72	$1.85
Pro forma	1.71	1.84

Carolina Group stock:
As reported	3.62	3.15
Pro forma	3.62	3.15

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

Supplementary cash flow information - Cash payments made for interest on long-term debt, including capitalized interest and commitment fees, amounted to approximately $351.7 million, $405.2 million and $295.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash payments (refunds) for federal, foreign, state and local income taxes amounted to approximately $1,160.4 million, $504.2 million and $(73.7) million for the years ended December 31, 2006, 2005 and 2004, respectively.

New accounting pronouncements not yet adopted -   In September of 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-01 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-01 is not expected to have a material impact on the Company’s results of operations or financial condition.

In January of 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No.155 allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this standard is not expected to have a material impact on the carrying value of securities held or acquired subsequent to January 1, 2007.

In March of 2006, the FASB issued FSP 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance”, required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB 85-4 created a loss upon acquisition of the policy. FSP 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. FSP 85-4-1 is effective for fiscal years beginning after June 15, 2006. CNA has elected to account for its investment in life settlement contracts using the fair value method and the initial expected impact upon adoption under the fair value method will be an increase to retained earnings as of January 1, 2007 of approximately $34.0 million.

In July of 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adopting FIN 48 will have and expects an impact to operations and equity of approximately $40.0 million, after minority interest.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In addition, the price that would be paid to acquire an asset or received to assume a liability should be considered in determining fair value. SFAS No. 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures based on management’s assumptions to set market pricing for the asset or liability derived from available market data or selected best information, SFAS No. 157 requires separate disclosure of the effect on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its results of operations and equity.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies - (Continued)

Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2006. The amounts presented on the December 31, 2005 Consolidated Balance Sheet related to Receivables and Other liabilities have been corrected from $15,313.7 million and $4,524.8 million to $15,543.9 million and $4,755.0 million, to conform to the 2006 presentation. The correction of $230.2 million relates to balances payable to insureds that were previously reflected as a deduction from insurance receivables and are currently reflected as liabilities. The balances are principally related to amounts deposited with CNA by customers, such as amounts related to the funding of deductible obligations.

Note 2.  Investments

Year Ended December 31	2006	2005	2004
(In millions)

Investment income consisted of:

Fixed maturity securities	$1,860.6	$1,644.4	$1,593.1
Short-term investments	373.2	191.0	71.8
Limited partnerships	313.6	270.7	238.5
Equity securities	28.8	30.4	18.4
Income from trading portfolio	326.3	89.5	208.5
Interest expense on funds withheld and other deposits	(68.1)	(165.8)	(261.1)
Other	122.1	90.9	57.6
Total investment income	2,956.5	2,151.1	1,926.8
Investment expenses	(45.4)	(52.3)	(51.5)
Net investment income	$2,911.1	$2,098.8	$1,875.3

Investment gains (losses) are as follows:

Fixed maturities	$0.9	$(98.9)	$233.7
Equity securities, including short positions	21.6	43.2	202.2
Derivative instruments	18.5	49.1	(84.1)
Short-term investments	(6.0)	(2.8)	(1.5)
Other, including guaranteed separate account business (a)	56.5	(3.8)	(606.3)
Investment gains (losses)	91.5	(13.2)	(256.0)
Gains on issuance of subsidiary stock	9.0
	100.5	(13.2)	(256.0)
Income tax (expense) benefit	(23.5)	1.2	98.1
Minority interest	(8.5)	1.2	13.3
Investment gains (losses), net	$68.5	$(10.8)	$(144.6)

(a)	Includes a pretax loss of $618.6 ($352.9 after tax and minority interest) related to CNA’s sale of its individual life insurance business for the year ended December 31, 2004. See Note 14.

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

Realized investment losses included $173.0   million, $120.4 million and $117.5 million of other-than-temporary impairment (“OTTI”) losses for the years ended December 31, 2006, 2005 and 2004. The 2006, 2005 and 2004 OTTI losses were recorded across various sectors. The increase in OTTI losses for 2006 was primarily driven by an

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. The 2005 and 2004 OTTI losses included $47.0 million and $80.5 million related to loans made under a credit facility to a national contractor, that are classified as fixed maturity securities. See Note 21 for additional information on loans to the national contractor.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2006	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$5,055.6	$86.2	$2.6	$1.6	$5,137.6
Asset-backed securities	13,822.8	27.7	20.8	151.0	13,678.7
States, municipalities and political
subdivisions-tax exempt	4,915.2	236.9	1.2	4.6	5,146.3
Corporate	6,810.8	337.8	7.5	9.7	7,131.4
Other debt	3,442.7	207.6	6.6	2.0	3,641.7
Redeemable preferred stocks	885.0	27.8	0.5		912.3
Fixed maturities available-for-sale	34,932.1	924.0	39.2	168.9	35,648.0
Fixed maturity trading securities	1,920.5	6.0	4.4	0.4	1,921.7
Total fixed maturities	36,852.6	930.0	43.6	169.3	37,569.7
Equity securities:
Equity securities available-for-sale	348.4	249.0	0.2	0.2	597.0
Equity securities trading portfolio	618.6	111.6	10.4	8.0	711.8
Total equity securities	967.0	360.6	10.6	8.2	1,308.8
Short-term investments:
Short-term investments available-for-sale	8,436.9				8,436.9
Short-term investments trading portfolio	4,385.2	0.4	0.1		4,385.5
Total short-term investments	12,822.1	0.4	0.1	−	12,822.4
Total	$50,641.7	$1,291.0	$54.3	$177.5	$51,700.9

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

			Gross Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2005	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$1,357.2	$119.1	$3.4	$1.2	$1,471.7
Asset-backed securities	12,985.8	43.6	136.7	33.1	12,859.6
States, municipalities and political
subdivisions-tax exempt	9,054.3	192.5	31.2	6.9	9,208.7
Corporate	5,905.7	322.2	51.9	11.0	6,165.0
Other debt	2,830.3	233.9	17.9	2.3	3,044.0
Redeemable preferred stocks	213.3	3.5	0.4	0.7	215.7
Options embedded in convertible debt
securities	0.8				0.8
Fixed maturities available-for-sale	32,347.4	914.8	241.5	55.2	32,965.5
Fixed maturity trading securities	411.6	6.7	1.5	1.1	415.7
Total fixed maturities	32,759.0	921.5	243.0	56.3	33,381.2
Equity Securities:
Equity securities available-for-sale	461.7	172.6	2.0		632.3
Equity securities, trading portfolio	441.8	58.1	15.2	9.8	474.9
Total equity securities	903.5	230.7	17.2	9.8	1,107.2
Short-term investments available-for-sale	9,106.6	-	-	-	9,106.6
Total	$42,769.1	$1,152.2	$260.2	$66.1	$43,595.0

The following table summarizes fixed maturity and equity securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

December 31	2006		2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$9,829.3	$23.7	$9,976.0	$141.7
7-12 months	1,267.1	11.8	2,739.0	61.0
13-24 months	5,247.9	127.4	1,400.0	45.0
Greater than 24 months	1,021.4	41.1	219.0	7.0
Total investment grade	17,365.7	204.0	14,334.0	254.7

Non-investment grade:
0-6 months	509.0	2.1	632.0	29.0
7-12 months	87.3	1.5	118.0	10.0
13-24 months	23.9	0.5	122.0	3.0
Greater than 24 months	2.3		2.0
Total non-investment grade	622.5	4.1	874.0	42.0

Total fixed maturity securities	17,988.2	208.1	15,208.0	296.7

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

December 31	2006		2005
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Equity securities:
0-6 months	9.8	0.2	49.0	2.0
7-12 months	0.7		1.0
13-24 months
Greater than 24 months	2.9	0.2	3.0
Total equity securities	13.4	0.4	53.0	2.0

Total fixed maturity and equity securities	$18,001.6	$208.5	$15,261.0	$298.7

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

The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its book value in light of all of the factors considered. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Investment gains (losses) on the Consolidated Statements of Income.

At December 31, 2006, the carrying value of available-for-sale fixed maturities was $35,648.0 million, representing 66.2% of the total investment portfolio. The net unrealized position associated with the available-for-sale fixed maturity portfolio included $208.1 million in gross unrealized losses, consisting of asset-backed securities which represented 82.6%, corporate bonds which represented 8.3%, municipal securities which represented 2.8%, and all other fixed maturity securities which represented 6.3%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total available-for-sale fixed maturity portfolio. The total available-for-sale fixed maturity portfolio gross unrealized losses included 1,492 securities which were, in aggregate, approximately 1.0% below amortized cost.

The gross unrealized losses on available-for-sale equity securities were less than $1.0 million, including 105 securities which, in aggregate, were below cost by approximately 3.0%.

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31, 2006 or December 31, 2005, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination is presented below by major security type. The unrealized loss related to any single issuer is not considered to be significant.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 477 agency mortgage-backed pass-through securities and 3 agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position as of December 31, 2006. The aggregate severity of the unrealized loss on these securities was approximately 3.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 493 securities in an unrealized loss position with over 92.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 2.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of December 31, 2006, there was no adverse change in estimated cash flows noted for the EITF No. 99-20 securities, which have an aggregate unrealized loss of $9.0 million and an aggregate severity of the unrealized loss of approximately 1.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2006.

Corporate Securities

The Company’s portfolio management objective for corporate bonds focuses on sector and issuer exposures and value analysis within sectors. In order to maximize investment objectives, corporate bonds are analyzed on a risk adjusted basis compared to other opportunities that are available in the market. Trading decisions may be made based on an issuer that may be overvalued in the Company’s portfolio compared to a like issuer that may be undervalued in the market. The Company also monitors issuer exposure and broader industry sector exposures and may reduce exposures based on its current view of a specific issuer or sector.

Of the unrealized losses in this category, approximately 81.0% relate to securities rated as investment grade (rated BBB or higher). The total holdings in this category are diversified across 10 industry sectors and 220 securities. The aggregate severity of the unrealized loss was approximately 1.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial and consumer cyclical, which as a percentage of total gross unrealized losses were approximately 64.0% and 12.0% at December 31, 2006. The decline in fair value is primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline is not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2006.

Notes to Consolidated Financial Statements
Note 2. Investments - (Continued)

The following tables summarize available-for-sale fixed maturity securities by contractual maturity at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

December 31	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In millions)

Due in one year or less	$1,599.2	$1,601.2	$953.3	$954.8
Due after one year through five years	13,023.3	13,039.1	11,374.7	11,320.0
Due after five years through ten years	9,554.6	9,618.8	6,176.1	6,280.4
Due after ten years	10,755.0	11,388.9	13,843.3	14,410.3
Total	$34,932.1	$35,648.0	$32,347.4	$32,965.5

The carrying value of fixed maturity investments that did not produce income during 2006 and 2005 was $26.8 million and $42.2 million. At December 31, 2006 and 2005, no investments, other than investments in U.S. government treasury and U.S. government agency securities, respectively, exceeded 10.0% of shareholders’ equity.

Investment Commitments

As of December 31, 2006 and 2005, the Company had committed approximately $109.0 million and $191.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2006 and 2005, the Company had commitments to purchase $64.0 million and $135.3 million and sell $23.7 million and $26.3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2006 and December 31, 2005, the Company had obligations on unfunded bank loan participations in the amount of $29.0 million and $21.0 million.

Investments on Deposit

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2006 and 2005, CNA did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.5 billion and $2.4 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2006 and 2005.

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, is $2,160.5 million and $1,769.0 million as of December 31, 2006 and 2005.

Cash and securities with carrying values of approximately $11.0 million and $13.0 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2006 and 2005. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $327.0 million and $356.0 million as of December 31, 2006 and 2005.

Notes to Consolidated Financial Statements

Note 3.  Fair Value of Financial Instruments

December 31	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)

Financial assets:
Other investments	$12.0	$12.0	$3.0	$3.0
Separate account business:
Fixed maturities securities	434.0	434.0	466.0	466.0
Equity securities	41.0	41.0	44.0	44.0

Financial liabilities:
Premium deposits and annuity contracts	898.0	899.0	1,363.0	1,359.0
Short-term debt	4.6	4.6	598.2	603.0
Long-term debt	5,567.8	5,438.8	4,608.6	4,926.8
Separate account business:
Variable separate accounts	52.0	52.0	53.0	53.0
Other	448.0	448.0	491.0	491.0

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The amounts reported in the Consolidated Balance Sheets for fixed maturity securities, equity securities, derivative instruments, short-term investments and collateral on loaned securities are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and non-financial instruments such as real estate, deferred acquisition costs and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The fair values of fixed maturity securities and equity securities were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

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

Premium deposits and annuity contracts were valued based on cash surrender values, estimated fair values or policyholder liabilities, net of amounts ceded related to sold businesses.

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

Notes to Consolidated Financial Statements

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

CNA uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). CNA’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

CNA’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy limits the authorization to initiate derivative transactions to certain personnel. Derivatives entered into for hedging, regardless of the choice to designate hedge accounting, shall have a maturity that effectively correlates to the underlying hedged asset or liability. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. The policy also prohibits the use of borrowed funds, including funds obtained through securities lending, to engage in derivative transactions.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company mitigates the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these arrangements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company has used these types of instruments as designated hedges against specific assets or liabilities on an infrequent basis.

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500 (“S&P 500”) index futures contracts in a notional amount equal to the contract holder liability.

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

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The Company typically manages this risk via asset/liability matching and through the use of foreign currency futures and forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

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

The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The fair value of collateral provided was $58.0 million at December 31, 2006 and consisted primarily of cash. The fair value of the collateral at December 31, 2005 was $66.0 million and consisted primarily of U.S. Treasury Bills, which the Company had access to subject to replacement and therefore remained recorded as a component of Short term investments on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

	Contractual/	Fair Value	Recognized
	Notional	Asset	Gain
December 31, 2006	Value	(Liability)	(Loss)
(In millions)

Equity markets:
Options - purchased	$170.9	$25.9	$(16.5)
- written	235.6	(13.0)	6.0
Index futures - long	652.3	(2.5)	66.4
- short	14.3		(4.2)
Equity warrants	5.9	2.5	(0.2)
Options embedded in convertible debt securities	9.0		0.1
Separate accounts - options written	1.0		0.4
Currency forwards - long	463.2	(2.2)	(1.9)
- short	116.2	(0.5)	(4.9)
Interest rate risk:
Commitments to purchase government and municipal securities
securities			1.8
Interest rate swaps - long	4,959.8	(29.7)	4.9
- short			13.9
Options on government securities - short			1.4
Futures - long	1,461.3	0.2	(3.3)
- short	1,771.9	(0.2)	26.7
Gold options - purchased			(1.1)
- written			1.2
Other	41.8	2.0	(8.2)
Total	$9,903.2	$(17.5)	$82.5

December 31, 2005

Equity markets:
Options - purchased	$180.3	$33.5	$2.3
- written	241.0	(9.1)	4.9
Index futures - long	1,019.7		24.0
- short	3.9		(0.6)
Equity warrants	5.9	2.5	0.5
Options embedded in convertible debt securities	12.0	0.8	(32.9)
Separate accounts - options written	7.0	(0.3)	0.1
Currency forwards - long	456.4	(0.7)	(22.3)
- short	217.2	1.8	12.0
Interest rate risk:
Commitments to purchase government and municipal securities
securities	21.0		1.0
Interest rate swaps - long	1,076.7	(7.6)	37.8
- short	15.2		(1.7)
Futures - long	633.4		1.8
- short	1,643.9		(6.9)
Gold options - purchased	175.5	0.6	(3.3)
- written	342.4	(0.7)	3.2
Other	44.0		0.5
Total	$6,095.5	$20.8	$20.4

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments - (Continued)

	Contractual/	Fair Value	Recognized
	Notional	Asset	Gain
December 31, 2004	Value	(Liability)	(Loss)
(In millions)

Equity markets:
Options - purchased	$240.2	$20.5	$(8.2)
- written	200.1	(2.9)	10.7
Index futures - long	1,155.7		99.0
Equity warrants	11.8	1.6	0.5
Options embedded in convertible debt securities	700.8	234.3	23.7
Separate accounts - options written	8.8	(0.1)	0.8
Currency forwards - long	497.2	6.0	32.9
- short	140.6	(3.6)	(0.2)
Interest rate risk:
Commitments to purchase government and municipal
securities	25.0		(7.8)
Interest rate swaps	989.2	(513.4)	18.4
Futures - long	715.0		(3.8)
- short	887.2		(107.3)
Gold options - purchased	116.0	0.2	(6.6)
- written	225.7	(0.1)	5.8
Other	39.2		5.4
Total	$5,952.5	$(257.5)	$63.3

Options embedded in convertible debt securities are classified as fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Fair value hedges - The Company’s hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks on various assets and liabilities. The Company periodically enters into interest rate swaps to modify the interest rate exposures of designated invested assets. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset that are attributable to the hedged risk, are recorded as Investment gains (losses) in the Consolidated Statements of Income. For the year ended December 31, 2005, CNA recognized a net gain of $0.3 million, which represents the ineffective portion of all fair value hedges. There was no gain or loss on the ineffective portion of the fair value hedges for the years ended December 31, 2006 and 2004, because CNA did not designate derivatives as fair value hedges in those years.

Cash flow hedges − Boardwalk Pipeline entered into a Treasury rate lock in October of 2006 for a notional amount of $250.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through the issuance of its $250.0 million senior unsecured notes, which was settled at the time of the closing of the debt offering in November of 2006. Boardwalk Pipeline received $0.9 million from the counterparty as a result of the settlement of the instrument, which was recorded as a component of Accumulated other comprehensive income and will be recognized in income as a reduction to interest expense on a straight-line basis over the 10-year term of the 5.9% senior notes.

In August of 2006, Boardwalk Pipeline entered into Treasury rate locks with two counterparties each for a notional amount of $100.0 million of principal to hedge the risk attributable to changes in the risk-free component of forward 10-year interest rates through August 1, 2007. The reference rate on the rate locks is 5.0%.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $53.8 million and $153.0 million with fair value liabilities of $61.9 million and $165.9 million at December 31, 2006 and 2005, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements

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

Certain options were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

Year Ended December 31	2006	2005	2004

Loews common stock	59,744	59,862	130,848
Carolina Group stock	12,650	13,058	207,963

The attribution of income to each class of common stock for the years ended December 31, 2006, 2005 and 2004, was as follows:

Year Ended December 31	2006	2005	2004
(In millions)

Loews common stock:

Consolidated net income	$2,491.3	$1,211.6	$1,215.8
Less income attributable to Carolina Group stock	416.4	251.3	184.5
Income attributable to Loews common stock	$2,074.9	$960.3	$1,031.3

Carolina Group stock:

Income available to Carolina Group stock	$760.2	$623.1	$545.9
Weighted average economic interest of the Carolina Group	54.78%	40.34%	33.80%

Income attributable to Carolina Group stock	$416.4	$251.3	$184.5

For the years ended December 31, 2006, 2005, and 2004 net income per common share attributable to Loews common stock and Carolina Group stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

Notes to Consolidated Financial Statements

Note 6.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.2 billion outstanding at December 31, 2006), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2006, the outstanding Carolina Group stock represents a 62.34% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.34% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

In August of 2006, May of 2006, November of 2005 and December of 2004, the Company sold an additional 15 million, 15 million, 10 million and 10 million shares of Carolina Group stock for net proceeds of $876.8 million, $751.5 million, $415.1 million and $281.9 million, respectively.

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

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,767.5	$101.0	$1,868.5	$52,020.3			$53,888.8
Cash	1.2	0.3	1.5	132.3			133.8
Receivables	15.6	0.4	16.0	13,028.2	$(16.9	) (a)	13,027.3
Property, plant and
equipment	196.4		196.4	5,304.9			5,501.3
Deferred income taxes	495.7		495.7	125.2			620.9
Goodwill and other intangible
assets				298.9			298.9
Other assets	282.8		282.8	1,433.7			1,716.5
Investment in combined
attributed net assets of the				1,288.3	(1,229.7	) (a)
Carolina Group					(58.6	) (b)

Deferred acquisition costs of
insurance subsidiaries				1,190.4			1,190.4
Separate account business				503.0			503.0
Total assets	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,079.9			$41,079.9
Payable for securities
purchased				1,046.7			1,046.7
Collateral on loaned securities				3,601.5			3,601.5
Short-term debt				4.6			4.6
Long-term debt		$1,229.7	$1,229.7	5,567.8	$(1,229.7	) (a)	5,567.8
Reinsurance balances payable				539.1			539.1
Other liabilities	$1,463.9	11.5	1,475.4	3,681.7	(16.9	) (a)	5,140.2
Separate account business				503.0			503.0
Total liabilities	1,463.9	1,241.2	2,705.1	56,024.3	(1,246.6)		57,482.8
Minority interest				2,896.3			2,896.3
Shareholders’ equity	1,295.3	(1,139.5)	155.8	16,404.6	(58.6	) (b)	16,501.8
Total liabilities and
shareholders’ equity	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.66% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,747.7	$101.0	$1,848.7	$43,547.3			$45,396.0
Cash	2.4	0.1	2.5	150.6			153.1
Receivables	25.5	0.2	25.7	15,540.2	$(22.0	) (a)	15,543.9
Property, plant and
equipment	213.9		213.9	4,737.7			4,951.6
Deferred income taxes	428.5		428.5	476.8			905.3
Goodwill and other intangible
assets				297.4			297.4
Other assets	377.5		377.5	1,532.1			1,909.6
Investment in combined
attributed net assets of the
Carolina Group				1,516.6	(1,626.9	) (a)
					110.3	(b)
Deferred acquisition costs of
insurance subsidiaries				1,197.4			1,197.4
Separate account business				551.5			551.5
Total assets	$2,795.5	$101.3	$2,896.8	$69,547.6	$(1,538.6)		$70,905.8

Liabilities and Shareholders’ Equity:

Insurance reserves				$42,436.2			$42,436.2
Payable for securities
purchased				401.7			401.7
Collateral on loaned securities				767.4			767.4
Short-term debt				598.2			598.2
Long-term debt		$1,626.9	$1,626.9	4,608.6	$(1,626.9	) (a)	4,608.6
Reinsurance balances payable				1,636.2			1,636.2
Other liabilities	$1,455.7	14.7	1,470.4	3,306.6	(22.0	) (a)	4,755.0
Separate account business				551.5			551.5
Total liabilities	1,455.7	1,641.6	3,097.3	54,306.4	(1,648.9)		55,754.8
Minority interest				2,058.9			2,058.9
Shareholders’ equity	1,339.8	(1,540.3)	(200.5)	13,182.3	110.3	(b)	13,092.1
Total liabilities and
shareholders’ equity	$2,795.5	$101.3	$2,896.8	$69,547.6	$(1,538.6)		$70,905.8
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 54.97% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,603.1			$7,603.1
Net investment income	$103.7	$8.2	$111.9	2,914.6	$(115.4	) (a)	2,911.1
Investment gains (losses)	(0.5)		(0.5)	92.0			91.5
Gain on issuance of subsidiary
stock				9.0			9.0
Manufactured products	3,754.9		3,754.9	206.9			3,961.8
Other				3,334.5			3,334.5
Total	3,858.1	8.2	3,866.3	14,160.1	(115.4)		17,911.0

Expenses:

Insurance claims and
policyholders’ benefits				6,046.2			6,046.2
Amortization of deferred
acquisition costs				1,534.2			1,534.2
Cost of manufactured products
sold	2,159.5		2,159.5	102.2			2,261.7
Other operating expenses	354.1	0.3	354.4	2,951.2			3,305.6
Restructuring and other
related charges				(12.9)			(12.9)
Interest	0.3	115.3	115.6	303.9	(115.4	) (a)	304.1
Total	2,513.9	115.6	2,629.5	10,924.8	(115.4)		13,438.9

	1,344.2	(107.4)	1,236.8	3,235.3	-		4,472.1

Income tax expense (benefit)	518.0	(41.4)	476.6	974.1			1,450.7
Minority interest				504.4	-		504.4
Total	518.0	(41.4)	476.6	1,478.5	-		1,955.1

Income (loss) from operations	826.2	(66.0)	760.2	1,756.8			2,517.0
Equity in earnings of the
Carolina Group				343.8	(343.8	) (b)
Income (loss) from continuing
operations	826.2	(66.0)	760.2	2,100.6	(343.8)		2,517.0
Discontinued operations, net				(25.7)			(25.7)
Net income (loss)	$826.2	$(66.0)	$760.2	$2,074.9	$(343.8)		$2,491.3

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,568.6			$7,568.6
Net investment income	$63.6	$5.0	$68.6	2,170.6	$(140.4	) (a)	2,098.8
Investment losses	(2.1)		(2.1)	(11.1)			(13.2)
Manufactured products	3,567.8		3,567.8	184.6			3,752.4
Other	6.0		6.0	2,605.2			2,611.2
Total	3,635.3	5.0	3,640.3	12,517.9	(140.4)		16,017.8

Expenses:

Insurance claims and
policyholders’ benefits				6,998.7			6,998.7
Amortization of deferred
acquisition costs				1,542.6			1,542.6
Cost of manufactured products
sold	2,114.4		2,114.4	87.9			2,202.3
Other operating expenses	369.1	0.4	369.5	2,694.0			3,063.5
Interest	0.5	140.4	140.9	363.7	(140.4	) (a)	364.2
Total	2,484.0	140.8	2,624.8	11,686.9	(140.4)		14,171.3

	1,151.3	(135.8)	1,015.5	831.0	-		1,846.5

Income tax expense (benefit)	444.9	(52.5)	392.4	98.0			490.4
Minority interest				163.2			163.2
Total	444.9	(52.5)	392.4	261.2	-		653.6

Income (loss) from operations	706.4	(83.3)	623.1	569.8	-		1,192.9
Equity in earnings of the
Carolina Group				371.8	(371.8	) (b)
Income (loss) from continuing
operations	706.4	(83.3)	623.1	941.6	(371.8)		1,192.9
Discontinued operations, net				18.7			18.7
Net income (loss)	$706.4	$(83.3)	$623.1	$960.3	$(371.8)		$1,211.6

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Operations Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$8,205.2			$8,205.2
Net investment income	$36.6	$2.0	$38.6	1,994.2	$(157.5	) (a)	1,875.3
Investment gains (losses)	1.4		1.4	(257.4)			(256.0)
Manufactured products	3,347.8		3,347.8	167.4			3,515.2
Other				1,897.2			1,897.2
Total	3,385.8	2.0	3,387.8	12,006.6	(157.5)		15,236.9

Expenses:

Insurance claims and
policyholders’ benefits				6,445.0			6,445.0
Amortization of deferred
acquisition costs				1,679.8			1,679.8
Cost of manufactured products
sold	1,965.6		1,965.6	79.8			2,045.4
Other operating expenses	380.6	0.5	381.1	2,532.7			2,913.8
Interest		157.5	157.5	324.1	(157.5	) (a)	324.1
Total	2,346.2	158.0	2,504.2	11,061.4	(157.5)		13,408.1

	1,039.6	(156.0)	883.6	945.2	-		1,828.8

Income tax expense (benefit)	397.3	(59.6)	337.7	198.5			536.2
Minority interest				57.3			57.3
Total	397.3	(59.6)	337.7	255.8	-		593.5

Income (loss) from operations	642.3	(96.4)	545.9	689.4	-		1,235.3
Equity in earnings of the
Carolina Group				361.4	(361.4	) (b)
Income (loss) from continuing
operations	642.3	(96.4)	545.9	1,050.8	(361.4)		1,235.3
Discontinued operations, net				(19.5)			(19.5)
Net income (loss)	$642.3	$(96.4)	$545.9	$1,031.3	$(361.4)		$1,215.8

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$778.2	$(69.4)	$708.8	$1,145.5	$(139.6)	$1,714.7

Investing activities:

Purchases of property and
equipment	(29.7)		(29.7)	(904.9)		(934.6)
Change in short-term
investments	416.8		416.8	(2,689.3)		(2,272.5)
Other investing activities	(384.9)		(384.9)	1,352.5	(397.2)	570.4
	2.2	-	2.2	(2,241.7)	(397.2)	(2,636.7)

Financing activities:

Dividends paid to shareholders	(783.0)	466.8	(316.2)	(131.1)	139.6	(307.7)
Reduction of intergroup
notional debt		(397.2)	(397.2)		397.2
Excess tax benefits from
share-based compensation	1.4		1.4	5.3		6.7
Other financing activities				1,215.0		1,215.0
	(781.6)	69.6	(712.0)	1,089.2	536.8	914.0
Net change in cash	(1.2)	0.2	(1.0)	(7.0)	-	(8.0)
Net cash transactions from:
Continuing operations to
discontinued operations				13.8		13.8
Discontinued operations to
continuing operations				(13.8)		(13.8)
Cash, beginning of year	2.4	0.1	2.5	179.5		182.0
Cash, end of year	$1.2	$0.3	$1.5	$172.5	$-	$174.0

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

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information - (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2004	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating
activities	$631.9	$(97.4)	$534.5	$2,857.1	$(210.1)	$3,181.5

Investing activities:

Purchases of property and
equipment	(50.8)		(50.8)	(216.2)		(267.0)
Change in short-term investments	26.3		26.3	3,281.1		3,307.4
Other investing activities	0.6		0.6	(6,921.9)	(160.9)	(7,082.2)
	(23.9)	-	(23.9)	(3,857.0)	(160.9)	(4,041.8)

Financing activities:

Dividends paid to shareholders	(574.0)	258.4	(315.6)	(111.3)	210.1	(216.8)
Reduction of intergroup notional
debt		(160.9)	(160.9)		160.9
Other financing activities				1,105.2		1,105.2
	(574.0)	97.5	(476.5)	993.9	371.0	888.4
Net change in cash	34.0	0.1	34.1	(6.0)	-	28.1
Net cash transactions from:
Continuing operations to
discontinued operations				12.2		12.2
Discontinued operations to
continuing operations				(12.2)		(12.2)
Cash, beginning of year	1.5	0.4	1.9	204.0		205.9
Cash, end of year	$35.5	$0.5	$36.0	$198.0	$-	$234.0

Note 7.  Receivables

December 31	2006	2005
(In millions)

Reinsurance	$9,947.3	$12,436.7
Other insurance	2,475.8	2,540.8
Security sales	325.9	604.9
Accrued investment income	331.4	322.2
Other	810.8	612.6
Total	13,891.2	16,517.2
Less: allowance for doubtful accounts on reinsurance receivables	469.6	519.3
allowance for other doubtful accounts and cash discounts	394.3	454.0
Receivables	$13,027.3	$15,543.9

Notes to Consolidated Financial Statements

Note 8.  Property, Plant and Equipment

December 31	2006	2005
(In millions)

Land	$71.1	$77.9
Buildings and building equipment	716.6	609.6
Offshore drilling rigs and equipment	4,356.4	3,903.0
Machinery and equipment	1,412.4	1,268.0
Pipeline equipment	2,067.0	1,829.9
Leaseholds and leasehold improvements	70.5	66.3
Total	8,694.0	7,754.7
Less accumulated depreciation and amortization	3,192.7	2,803.1
Property, plant and equipment	$5,501.3	$4,951.6

Depreciation and amortization expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2006		2005		2004
	Depr. &	Capital	Depr. &	Capital	Depr. &	Capital
	Amort.	Expend.	Amort.	Expend.	Amort.	Expend.
(In millions)

CNA Financial	$41.7	$131.0	$41.7	$45.4	$61.1	$40.9
Lorillard	47.2	29.7	48.3	31.3	39.7	50.8
Loews Hotels	24.9	20.5	26.6	16.0	27.3	35.0
Diamond Offshore	206.8	551.2	190.1	297.5	184.9	93.7
Boardwalk Pipeline	75.1	196.7	72.1	84.5	34.0	41.2
Corporate and other	3.8	5.5	3.3	3.1	3.8	5.4
Total	$399.5	$934.6	$382.1	$477.8	$350.8	$267.0

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $59.0 million, $493.0 million and $278.0 million for the years ended December 31, 2006, 2005 and 2004. The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The catastrophe losses in 2004 related primarily to Hurricanes Charley, Frances, Ivan and Jeanne. There can be no assurance that CNA’s ultimate cost for these catastrophes will not exceed current estimates.

Commercial catastrophe losses, gross of reinsurance, were $59.0 million, $976.0 million and $308.0 million for the years ended December 31, 2006, 2005 and 2004.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life companies.

Year Ended December 31	2006	2005	2004
(In millions)

Reserves, beginning of year:
Gross	$30,938.0	$31,523.0	$31,732.0
Ceded	10,605.0	13,879.0	14,066.0
Net reserves, beginning of year	20,333.0	17,644.0	17,666.0

Reduction of net reserves (a)			(42.0)

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,840.0	5,516.0	6,062.0
Increase in provision for insured events of prior years	361.0	1,100.0	240.0
Amortization of discount	121.0	115.0	135.0
Total net incurred (b)	5,322.0	6,731.0	6,437.0

Net payments attributable to:
Current year events (c)	784.0	1,341.0	1,936.0
Prior year events	3,439.0	2,711.0	4,522.0
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements	(13.0)	(10.0)	(41.0)
Total net payments	4,210.0	4,042.0	6,417.0

Net reserves, end of year	21,445.0	20,333.0	17,644.0
Ceded reserves, end of year	8,191.0	10,605.0	13,879.0
Gross reserves, end of year	$29,636.0	$30,938.0	$31,523.0

(a)	In 2004, the net reserves were reduced by $42.0 as a result of the sale of the individual life insurance business. See Note 14 for further discussion of this sale.
(b)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(c)
In 2006, net payments were decreased by $935.0 million due to the impact of significant commutations. In 2005, net payments were decreased by $1,581.0 due to the impact of significant commutations. See Note 18 for further discussion related to commutations.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2006	2005	2004
(In millions)

Environmental pollution and mass tort	$63.0	$53.0	$1.0
Asbestos		10.0	54.0
Other	269.0	1,044.0	179.0
Property and casualty reserve development	332.0	1,107.0	234.0
Life reserve development in life company	29.0	(7.0)	6.0
Total	$361.0	$1,100.0	$240.0

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The following tables summarize the gross and net carried reserves as of December 31, 2006 and 2005.

			Life and
	Standard	Specialty	Group	Other
December 31, 2006	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,746.0	$1,715.0	$2,366.0	$2,511.0	$13,338.0
Gross IBNR Reserves	8,188.0	3,814.0	768.0	3,528.0	16,298.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$14,934.0	$5,529.0	$3,134.0	$6,039.0	$29,636.0

Net Case Reserves	$5,234.0	$1,350.0	$1,496.0	$1,453.0	$9,533.0
Net IBNR Reserves	6,632.0	2,921.0	360.0	1,999.0	11,912.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,866.0	$4,271.0	$1,856.0	$3,452.0	$21,445.0

December 31, 2005

Gross Case Reserves	$7,033.0	$1,907.0	$2,542.0	$3,297.0	$14,779.0
Gross IBNR Reserves	8,051.0	3,298.0	735.0	4,075.0	16,159.0

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$15,084.0	$5,205.0	$3,277.0	$7,372.0	$30,938.0

Net Case Reserves	$5,165.0	$1,442.0	$1,456.0	$1,554.0	$9,617.0
Net IBNR Reserves	6,081.0	2,352.0	381.0	1,902.0	10,716.0

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$11,246.0	$3,794.0	$1,837.0	$3,456.0	$20,333.0

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

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported APMT claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; increases and decreases in asbestos, environmental pollution and mass tort claims which cannot now be anticipated; increases and decreases in costs to defend asbestos, pollution and mass tort claims; changing liability theories against CNA’s policyholders in environmental and mass tort matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos, pollution and mass tort claims.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

December 31	2006		2005
		Environmental		Environmental
		Pollution and		Pollution and
	Asbestos	Mass Tort	Asbestos	Mass Tort
(In millions)

Gross reserves	$2,635.0	$647.0	$2,992.0	$680.0
Ceded reserves	(1,183.0)	(231.0)	(1,438.0)	(257.0)
Net reserves	$1,452.0	$416.0	$1,554.0	$423.0
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

As of December 31, 2006 and 2005, CNA carried approximately $1,452.0 million and $1,554.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, CNA recorded $10.0 million and $54.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development. The 2004 unfavorable net prior year development was primarily related to a loss from the commutation of reinsurance treaties with The Trenwick Group (“Trenwick”). CNA paid asbestos-related claims, net of reinsurance recoveries, of $102.0 million, $142.0 million and $135.0 million for the years ended December 31, 2006, 2005 and 2004.

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

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow − Liptak Corporation. Under the agreement, CNA is required to pay $74.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow − Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.

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

Suits have also been initiated directly against the CNA companies and numerous other insurers in three jurisdictions: Texas, West Virginia and Montana. Lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (E.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Continental Casualty Company (“CCC”) was named in Adams v. Aetna, Inc., et al. (Circuit Court of Kanawha County, West Virginia, Nos, 0-2C-1708 to -1719, filed June 28, 2002), a purported class action against CCC and other insurers, alleging that the defendants violated West Virginia’s Unfair Trade Practices Act (“UTPA”) in handling and resolving asbestos claims against their insureds. In September 2006, CCC entered into a settlement with plaintiffs and on November 15, 2006, the Circuit Court of Kanawha County dismissed plaintiffs’ claims against CCC. While no party filed an opposition to the settlement, the time for seeking leave to appeal that dismissal order to the West Virginia Supreme Court of Appeals has not yet expired. In the event the dismissal order is appealed to the West Virginia Supreme Court and the dismissal order is set aside, numerous factual and legal issues would determine the final result in Adams, the outcome of which cannot be predicted with any reliability. These issues include: (a) the legal sufficiency and factual validity of the novel statutory claims pled by the claimants; (b) the applicability of claimants’ legal theories to insurers who issued excess policies and/or neither defended nor controlled the defense of certain policyholders; (c) the possibility that certain of the claims are barred by various Statutes of Limitation; (d) the fact that the imposition of duties would interfere with the attorney-client privilege and the contractual rights and responsibilities of the parties to CNA’s insurance policies; (e) whether plaintiffs’ claims are barred in whole or in part by injunctions that have been issued by bankruptcy courts that are overseeing, or that have overseen, the bankruptcies of various insureds; (f) whether some or all of the named plaintiffs or members of the plaintiff class have released CCC from the claims alleged in the Amended Complaint when they resolved their underlying asbestos claims; (g) the appropriateness of the case for class action treatment; and (h) the potential and relative magnitude of liabilities of co-defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of December 31, 2006 and 2005, CNA carried approximately $416.0 million and $423.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was $63.0 million, $53.0 million and $1.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the years ended December 31, 2006, 2005 and 2004. CNA recorded $40.0 million, $20.0 million and $15.0 million of current accident year losses related to mass tort for the years ended December 31, 2006, 2005 and 2004. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $110.0 million, $147.0 million and $96.0 million for the years ended December 31, 2006, 2005 and 2004.

In addition to mass tort claims arising from exposure to asbestos as discussed above, CNA also has exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During CNA’s 2006 ground up review, CNA noted adverse development in various mass tort accounts. The adverse development results primarily from increases related to defense costs in a small number of accounts arising out of various substances and products. As a result, CNA increased mass tort reserves for prior accident years by $63.0 million in 2006.

CNA noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves for prior accident years by $50.0 million in 2005.

Net Prior Year Development

Unfavorable net prior year development of $185.0 million, including $251.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $66.0 million of favorable premium development, was recorded in 2006. Unfavorable net prior year development of $807.0 million, including $945.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $138.0 million of favorable premium development, was recorded in 2005. Unfavorable net prior year development of $134.0 million, including $250.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $116.0 million of favorable premium development, was recorded in 2004.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note 8 for further discussion of the provision for uncollectible reinsurance.

In 2005 and 2004, CNA recorded favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicated such development was required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment changed in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a significant corporate aggregate reinsurance treaty and in 2006, CNA commuted its remaining corporate aggregate reinsurance treaty. See Note 18 for further discussion of the corporate aggregate reinsurance treaties.

The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the years ended December 31, 2006, 2005 and 2004. Unfavorable net prior year development of $13.0 million was recorded in the Life and Group Non-Core segment for the year ended December 31, 2006. Favorable net prior year development of $5.0 million and $7.0 million was recorded in the Life and Group Non-Core segment for the years ended December 31, 2005 and 2004.

	Standard	Specialty	Other
Year Ended December 31, 2006	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$157.0	$(10.0)	$23.0	$170.0
APMT			63.0	63.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	157.0	(10.0)	86.0	233.0
Total unfavorable (favorable) premium
development	(88.0)	25.0	2.0	(61.0)
Total 2006 unfavorable net prior year development
(pretax)	$69.0	$15.0	$88.0	$172.0

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2005	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable net prior year claim and
allocated claim adjustment expense reserve
development excluding the impact of corporate
aggregate reinsurance treaties:
Core (Non-APMT)	$376.0	$42.0	$171.0	$589.0
APMT			63.0	63.0
Total	376.0	42.0	234.0	652.0
Ceded losses related to corporate aggregate
reinsurance treaties	183.0	5.0	57.0	245.0
Pretax unfavorable net prior year development
before impact of premium development	559.0	47.0	291.0	897.0
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(101.0)	(12.0)	11.0	(102.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(6.0)	19.0	4.0	17.0
Total unfavorable (favorable) premium development	(107.0)	7.0	15.0	(85.0)
Total 2005 unfavorable net prior year development
(pretax)	$452.0	$54.0	$306.0	$812.0

Year Ended December 31, 2004

Pretax unfavorable net prior year claim and
allocated claim adjustment expense reserve
development excluding the impact of corporate
aggregate reinsurance treaties:
Core (Non-APMT)	$107.0	$75.0	$20.0	$202.0
APMT			55.0	55.0
Total	107.0	75.0	75.0	257.0
Ceded losses related to corporate aggregate
reinsurance treaties	8.0	(17.0)	9.0
Pretax unfavorable net prior year development before
impact of premium development	115.0	58.0	84.0	257.0
Unfavorable (favorable) premium development,
excluding impact of corporate aggregate
reinsurance treaties	(96.0)	(33.0)	12.0	(117.0)
Ceded premiums related to corporate aggregate
reinsurance treaties	(1.0)	5.0	(3.0)	1.0
Total unfavorable (favorable) premium development	(97.0)	(28.0)	9.0	(116.0)
Total 2004 unfavorable net prior year development
(pretax)	$18.0	$30.0	$93.0	$141.0

2006 Net Prior Year Development

Standard Lines

Approximately $119.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to reinsurance commutation activity that took place in the fourth quarter of 2006. Approximately $82.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to casualty lines of business, primarily workers’ compensation, due to continued claim cost inflation in older accident years,

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are medical inflation and advances in medical care.

Favorable claim and allocated claim adjustment expense reserve development of approximately $88.0 million was recorded in relation to the short-tail coverages such as property and marine, primarily in accident years 2004 and 2005. The favorable results are primarily due to the underwriting actions taken by CNA that have significantly improved the results on this business and favorable outcomes on individual claims.

The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. This favorable premium development was partially offset by approximately $44.0 million of unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.

Specialty Lines

Approximately $55.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.

Approximately $60.0 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency are due to underwriting changes. CNA no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (“E&O”), and directors and officers (“D&O”) coverages. These increases result in higher ultimate loss projections from the average loss methods used by the Company’s actuaries.

Approximately $17.0 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business are initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.

The majority of the unfavorable premium development was related to ceded reinsurance activity.

Other Insurance

The majority of the unfavorable claim and allocated claim adjustment expense reserve development was related to CNA’s exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During CNA’s 2006 ground up review, CNA noted adverse development in various mass tort

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

accounts. The adverse development results primarily from increases related to defense costs in a small number of accounts arising out of various substances and products.

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

Also, in the fourth quarter of 2005, reserve reviews of certain products were conducted and changes in reserve estimates were recorded. Approximately $102.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, particularly in accident years 2003 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation increases the cost of claims resulting in more claims reaching the excess layers covered by CNA. Medical inflation also increases the size of claims in CNA’s layers. Similarly, advances in medical care extend the life expectancies of claimants again resulting in additional costs to be covered by CNA as well as more claims reaching the excess layers covered by CNA.

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

Approximately $23.0 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accident years 2002 and subsequent in CNA’s international business, specifically Europe and Canada, primarily in property, cargo and marine coverages. Approximately $4.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to less than expected losses in involuntary business.

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

Approximately $126.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased severity trends for workers’ compensation, primarily in accident year 2002 and prior. The primary drivers of the higher severity trends were increasing medical inflation and advances in medical care. Medical inflation increases the cost of medical services, and advances in medical care extend the life expectancies of claimants resulting in additional costs to be covered by CNA.

Approximately $15.0 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense reserve development which resulted from additional ceded reinsurance premium on agreements where the ceded premium is impacted by the level of ceded losses.

Approximately $90.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $83.0 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

Approximately $76.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases are driven by increasing medical inflation and larger verdicts than anticipated, both of which increase the severity of these claims.

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

Approximately $45.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to large D&O claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $43.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to large claims under excess coverages provided to health care facilities.

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

Approximately $56.0 million of unfavorable claim and allocated claim adjustment expense reserve development recorded in 2005 was a result of a second quarter commutation of a finite reinsurance contract put in place in 1992. CNA recaptured $400.0 million of losses and received $344.0 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges.

Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above. The unfavorable premium development was driven by $10.0 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4.0 million of additional premium ceded to the corporate aggregate reinsurance treaties.

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

2004 Net Prior Year Development

Standard Lines

Approximately $190.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development recorded during 2004 resulted from increased severity trends for workers’ compensation on large account policies primarily in accident years 2002 and prior. The primary drivers of the higher severity trends were increasing medical inflation and advances in medical care. Medical inflation increases the cost of medical services, and advances in medical care extend the life expectancies of claimants resulting in additional costs to be covered by CNA. Favorable premium development on retrospectively rated large account policies of $50.0 million was recorded in relation to this unfavorable net prior year claim and allocated claims adjustment expense reserve development.

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded in involuntary pools in which CNA’s participation is mandatory and primarily based on premium writings. Approximately $15.0 million of this unfavorable net prior year claim and allocated claim

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves - (Continued)

adjustment expense reserve development was related to CNA’s share of the National Workers’ Compensation Reinsurance Pool (“NWCRP”). During 2004, the NWCRP reached an agreement with a former pool member to settle their pool liabilities at an amount less than their established share. The result of this settlement is a higher allocation to the remaining pool members, including CNA. The remainder of this unfavorable net prior year claim and allocated claim adjustment expense reserve development was primarily due to increased severity trends for workers’ compensation exposures in older years.

Approximately $60.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the change in estimates due to increased severity trends for excess and surplus business driven by excess liability, liquor liability and coverages provided to apartment and condominium complexes. These severity changes were driven primarily by judicial decisions and settlement activities on individual cases.

Approximately $105.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development resulted from reserve studies of commercial auto liability policies and the liability portion of package policies. The change was due to improvement in the severity and number of claims for this business. This is primarily due to a lower than expected number of large claims. Approximately $85.0 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to improvement in the severity and number of claims for property coverages primarily in accident year 2003. The improvements in severity and frequency are substantially due to underwriting actions taken by the Company that have significantly improved the results on this business. Other favorable net prior year premium development of approximately $50.0 million resulted primarily from higher audit and endorsement premiums on workers’ compensation policies.

During 2004, CNA executed commutation agreements with several members of Trenwick. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance.

Specialty Lines

CNA executed commutation agreements with several members of Trenwick during 2004. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of a previously established allowance for uncollectible reinsurance. Additionally, unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from the increased emergence of several large D&O claims, primarily in recent accident years.

Other Insurance

In 2004, CNA executed commutation agreements with several members of Trenwick. These commutations resulted in unfavorable net prior claim and allocated claim adjustment expense reserve development partially offset by a release of a previously established allowance for uncollectible reinsurance. The remainder of the unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from several other small commutations and increases to net reserves due to reducing ceded losses, partially offset by a release of a previously established allowance for uncollectible reinsurance.

Note 10.  Leases

The Company’s hotels in some instances are constructed on leased land. Other leases cover office facilities, computer and transportation equipment. Rent expense amounted to $80.5 million, $97.8 million and $101.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

Notes to Consolidated Financial Statements
Note 10. Leases - (Continued)

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2007	$70.0	$6.7
2008	61.8	6.0
2009	51.1	5.4
2010	46.4	5.1
2011	37.0	3.5
Thereafter	115.1	5.6
Total	$381.4	$32.3

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

The Company’s consolidated federal income tax returns for 2002 through 2004 have been settled with the Internal Revenue Service (“IRS”), including related carryback claims for refund which were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $9.1 million and net refund interest of $2.3 million, net of tax and minority interest, in the year ended December 31, 2006.

In 2005, the Company’s consolidated federal income tax returns were settled with the IRS through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation in the second quarter of 2005. As a result, the Company recorded net refund interest of $130.6 million that is included in Other Revenues in the Consolidated Statements of Income. Subsequent to this settlement, a review of tax liabilities was performed and the Company reduced its deferred tax liabilities by $58.5 million for the year ended December 31, 2005. The tax benefit related primarily to the release of federal income tax reserves.

The Company’s consolidated federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on the financial condition or results of operations of the Company. In addition, for 2007, the IRS has invited the Company and its eligible tax consolidated subsidiaries to participate in the Compliance Assurance Process (“CAP”) which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the 2007 tax return. The Company has agreed to participate. The Company believes that this approach should reduce tax-related uncertainties, if any.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2006, the Company has not provided deferred taxes of $104.0 million, if sold through a taxable sale, on $297.0 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

Total income tax expense for the years ended December 31, 2006, 2005 and 2004, was different than the amounts of $1,565.2 million, $646.3 million and $640.1 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income (loss) before income tax expense (benefit) and minority interest is as follows:

Year Ended December 31	2006	2005	2004

Statutory rate	35%	35%	35%
Increase (decrease) in income tax rate resulting from:
Exempt interest and dividends received deduction	(2)	(6)	(6)
State and city income taxes	1	3	3
Foreign earnings indefinitely reinvested	(1)
Prior year tax settlements		(3)
Other	(1)	(2)	(3)
Effective income tax rate	32%	27%	29%

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations and the cumulative effect of the changes in accounting principles, are as follows:

Year Ended December 31	2006	2005	2004
(In millions)

Income tax expense (benefit):
Federal:
Current	$1,072.7	$521.6	$425.8
Deferred	250.7	(117.3)	43.3
State and city:
Current	97.9	72.6	54.7
Deferred	3.8	7.7	11.8
Foreign	25.6	5.8	0.6
Total	$1,450.7	$490.4	$536.2

Deferred tax assets (liabilities) are as follows:

December 31	2006	2005
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$775.3	$807.4
Unearned premium reserves	244.8	232.4
Life reserve differences	132.6	186.6
Other insurance reserves	25.9	24.3
Receivables	247.7	292.2
Tobacco settlements	436.0	421.5
Employee benefits	347.0	293.6
Life settlement contracts	102.0	102.2
Investment valuation differences	92.9	130.2
Net operating loss carried forward	26.1	56.9
Basis differential in investment in subsidiary	33.6	42.2
Other	247.5	373.7
Gross deferred tax assets	2,711.4	2,963.2
Valuation allowance		(31.2)
Deferred tax assets after valuation allowance	$2,711.4	$2,932.0

Notes to Consolidated Financial Statements
Note 11. Income Taxes - (Continued)

December 31	2006	2005
(In millions)

Deferred tax liabilities:
Deferred acquisition costs	$(647.6)	$(651.3)
Net unrealized gains	(364.4)	(276.6)
Property, plant and equipment	(523.6)	(545.9)
Foreign and other affiliates	(10.7)	(15.4)
Basis differential in investment in subsidiary	(230.8)	(210.4)
Contingent interest	(53.4)	(42.6)
Other liabilities	(260.0)	(284.5)
Gross deferred tax liabilities	(2,090.5)	(2,026.7)

Net deferred tax assets	$620.9	$905.3

At December 31, 2005, a valuation allowance of $31.2 million related to certain foreign subsidiaries remained outstanding, due to uncertainty in the ability of the foreign subsidiaries to generate sufficient future income. During 2006, the Company reconsidered the need for this allowance in light of recent earnings levels and anticipated future earnings and determined the allowance was no longer required. Therefore, the allowance was released in 2006. Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including but not limited to future income from continuing operations, reversal of existing temporary differences, and available tax planning strategies.

At December 31, 2006, Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, had a net operating loss carryforward of approximately $7.9 million which will expire by 2010. It is expected that the net operating loss carryforward will be fully utilized by Diamond Offshore in future years.

Note 12.  Debt

		Unamortized		Short-Term	Long-Term
December 31, 2006	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$875.0	$9.6	$865.4		$865.4
CNA Financial	2,167.3	11.5	2,155.8	$0.3	2,155.5
Diamond Offshore	965.3	1.0	964.3		964.3
Boardwalk Pipeline	1,360.0	9.1	1,350.9		1,350.9
Loews Hotels	236.0		236.0	4.3	231.7
Total	$5,603.6	$31.2	$5,572.4	$4.6	$5,567.8

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

December 31	2006	2005
(In millions)

Loews Corporation (Parent Company):
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $300)		$300.0
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	$175.0	175.0
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400.0	400.0
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300.0	300.0
CNA Financial:
Senior:
6.8% notes due 2006 (effective interest rate of 6.8%) (authorized, $250)		250.0
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150.0	150.0
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200.0	200.0
6.0% notes due 2011(effective interest rate of 6.1%) (authorized, $400)	400.0
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	69.6	69.6
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized $549)	549.0	549.0
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350.0
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150.0	150.0
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243.0	243.0
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	30.9	30.9
Revolving credit facility due 2008 (effective interest rate of 5.0%)		20.0
Other senior debt (effective interest rates approximate 5.0% and 5.8%)	24.8	36.9
Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250.0	250.0
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250.0	250.0
Zero coupon convertible debentures due 2020, net of discount of $3.2
and $12.2 (effective interest rate of 3.6%) (b)	5.3	18.7
1.5 % convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized $460) (c)	460.0	460.0
Boardwalk Pipeline:
Senior:
5.9% notes due 2016 (effective interest of 6.0%) (authorized, $250)	250.0
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300.0	300.0
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185.0	185.0
Revolving credit facility due 2010 (effective interest rate of 5.2%)		42.1
Texas Gas:
Senior:
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250.0	250.0
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100.0	100.0
Gulf South:
Senior:
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275.0	275.0
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate
4.8% and 4.8%)	236.0	240.1
	5,603.6	5,245.3
Less unamortized discount	31.2	38.5
Debt	$5,572.4	$5,206.8

Notes to Consolidated Financial Statements
Note 12. Debt - (Continued)

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.
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

In June of 2006, Boardwalk Pipeline entered into a $400.0 million unsecured revolving credit facility.

In August of 2006, CNA issued $400.0 million of 6.0% five-year senior notes due August 15, 2011 and $350.0 million of 6.5% ten-year senior notes due August 15, 2016 in a public offering. CNA used part of the proceeds to fund repayment of its $250.0 million 6.75% senior notes at maturity in November of 2006.

In November of 2006, Boardwalk Pipeline issued $250.0 million of 5.9% ten-year senior notes due November 15, 2016.

In November of 2006, Diamond Offshore entered into a $285.0 million syndicated, 5-year senior unsecured revolving credit facility, for general corporate purposes, including loans and performance or standby letters of credit.

At December 31, 2006, the aggregate of long-term debt maturing in each of the next five years is approximately as follows: $4.6 million in 2007, $814.7 million in 2008, $71.9 million in 2009, $9.6 million in 2010 and $579.5 million in 2011. The aggregate of long-term debt maturing in each of the next five years, after giving effect to the conversions during 2007 as discussed in Note 25, is as follows: $4.6 million in 2007, $376.3 million in 2008, $71.9 million in 2009, $8.1 million in 2010 and $579.5 million in 2011.

Notes to Consolidated Financial Statements

Note 13.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)
Balance, January 1, 2004	$846.0	$46.0	$(122.5)	$769.5
Unrealized holding gains, net of tax of $169.0	244.0			244.0
Adjustment for items included in net income,
net of tax of $222.6	(377.2)			(377.2)
Foreign currency translation adjustment, net of
tax of $1.6		23.3		23.3
Minimum pension liability adjustment, net of tax
of $37.4			(62.2)	(62.2)
Balance, December 31, 2004	712.8	69.3	(184.7)	597.4
Unrealized holding gains, net of tax of $87.7	(102.9)			(102.9)
Adjustment for items included in net income,
net of tax of $71.1	(120.5)			(120.5)
Foreign currency translation adjustment, net of
tax of $1.8		(20.8)		(20.8)
Minimum pension liability adjustment, net of tax
of $24.2			(42.1)	(42.1)
Balance, December 31, 2005	489.4	48.5	(226.8)	311.1
Unrealized holding gains, net of tax of $66.6	105.5			105.5
Adjustment for items included in net income,
net of tax of $6.3	(10.5)			(10.5)
Foreign currency translation adjustment, net of
tax of $0.3		36.7		36.7
Minimum pension liability adjustment, net of tax
of $49.2			87.0	87.0
Adjustment to initially apply SFAS No. 158,
net of tax of $77.5			(143.1)	(143.1)
Balance, December 31, 2006	$584.4	$85.2	$(282.9)	$386.7

Note 14.  Significant Transactions

Gain on Issuance of Subsidiary Stock

In August of 2006, CNA completed a public offering of 7.0 million shares of its common stock. In addition, the Company purchased 7.86 million shares of CNA’s common stock in a private offering at the same price. As a result of these transactions, the Company’s ownership percentage in CNA declined from 91% to 89% and the Company recorded a pretax gain of $9.0 million including purchase accounting adjustments ($5.9 million after provision for deferred income taxes).

In November of 2005, a wholly owned subsidiary of the Company, Boardwalk Pipeline, completed an initial public offering of 15,000,000 common limited partnership units at a price of $19.50 per common unit, representing a 14.5% limited partnership interest. In connection with the closing of this offering, the Company contributed, through a wholly owned subsidiary, its ownership interest in Boardwalk Pipelines, LLC, together with certain of its liabilities to Boardwalk Pipeline and received 53,256,122 common and 33,093,878 subordinated units representing an aggregate 83.5% limited partner interest. In addition, the Company’s subsidiary received a 2% general partnership interest and incentive distribution rights, which entitles the Company to an increasing percentage of the cash that is distributed in excess of $0.4025 per unit per quarter. Boardwalk Pipeline used the net proceeds of approximately

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

$271.4 million to fund the repayment of its intercompany debt ($250.0 million) relating to the acquisition of Gulf South and to provide additional working capital.

In the fourth quarter of 2006, Boardwalk Pipeline sold an additional 6,900,000 common units, respectively, at a price of $29.65 per unit in a public offering and received net proceeds of $195.2 million. In addition, the Company contributed $4.2 million to maintain its 2.0% general partner interest.

The subordinated units have secondary distribution rights during the subordination period and will convert to common units at the earliest date subsequent to which Boardwalk Pipeline has paid a $0.35 minimum quarterly distribution for twelve consecutive quarters, or minimum quarterly distributions in the amount of $0.525 per unit for four consecutive quarters.

The issuance prices of the common units exceeded the Company’s carrying amount, resulting in cumulative pretax gains of approximately $234.6 million and $133.1 million at December 31, 2006 and 2005, respectively. In accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company will defer gain recognition until the subordinated units are converted into common units.

Acquisition of Gulf South

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

Gulf South owns and operates a 7,500-mile interstate natural gas pipeline and storage system located in the states of Texas, Louisiana, Mississippi, Alabama and Florida. The Gulf South pipeline system is comprised of the interstate transmission pipeline and 83.0 billion cubic feet (“Bcf”) of working gas storage capacity.

The allocation of purchase price to the assets and liabilities acquired was as follows:

Gulf South
(In millions)

Current assets	$77.4
Property, plant and equipment	1,159.0
Other non-current assets	28.3
Current liabilities	(108.7)
Other liabilities and deferred credits	(34.8)
$1,121.2

Notes to Consolidated Financial Statements
Note 14. Significant Transactions - (Continued)

The following unaudited pro forma financial information assumes that Gulf South had been acquired as of January 1, 2004. The pro forma amounts include certain adjustments, including an adjustment to depreciation expense based on the preliminary allocation of purchase price to property, plant and equipment; adjustment of interest expense to reflect the issuance of debt in the acquisitions; and the related tax effect of these items.

Year Ended December 31	2004
(In millions, except per share data)

Total revenues	$15,477.8
Income from continuing operations	1,260.0
Net income	1,240.5

Basic and diluted income per share of Loews common stock:
Income from continuing operations	$2.26
Net income	2.23

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

Specialty Medical Business

On January 6, 2005, CNA completed the sale of its specialty medical business to Aetna Inc. As a result of the sale, CNA recorded a realized gain of approximately $8.2 million after-tax and minority interest in 2005. The revenues of the business sold were $17.0 million and $166.0 million for the years ended December 31, 2005 and 2004. Net income related to this business was $16.4 million and $14.6 million for the years ended December 31, 2005 and 2004.

Individual Life Sale

On April 30, 2004, CNA completed the sale of its individual life insurance business to Swiss Re. The business sold included term, universal and permanent life insurance policies and individual annuity products. CNA’s individual long term care and structured settlement businesses were excluded from the sale. Swiss Re acquired VFL and CNA’s Nashville, Tennessee insurance servicing and administration building as part of the sale. In connection with the sale, CNA entered into a reinsurance agreement in which CAC ceded its individual life insurance business to Swiss Re on a 100% indemnity reinsurance basis. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As a result of this reinsurance agreement with Swiss Re, approximately $1.0 billion of future policy benefit reserves were ceded to Swiss Re. CNA received consideration of approximately $700.0 million and recorded a realized investment loss of $622.0 million pretax ($352.9 million after-tax and minority interest).

The revenues of the individual life business through the sale date were $151.0 million for the year ended December 31, 2004. The net results for this business through the sale date were a net loss of $5.5 million for the year ended December 31, 2004.

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

The second plan related to restructuring the property and casualty segments and Life and Group Non-Core segment, discontinuation of the variable life and annuity business and consolidation of real estate locations. During the second quarter of 2006, CNA management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability is no longer required as CNA has completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pretax income of $12.9 million for the year ended December 31, 2006. During 2005 and 2004, approximately $1.0 million and $5.0 million of costs were paid. The initial restructuring and other related charges amounted to $189.0 million in 2001.

Note 16.  Statutory Accounting Practices (Unaudited)

CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, typical adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in shareholders’ equity relating to certain fixed maturity securities. The National Association of Insurance Commissioners (“NAIC”) has codified statutory accounting principles to foster more consistency among the states for accounting guidelines and reporting.

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

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus in 2006 or 2005.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2006, CCC is in a positive earned surplus position, enabling CCC to pay approximately $556.0 million of dividend payments during 2007 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

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

corrective action. As of December 31, 2006 and 2005, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities, for the property and casualty and the life and group insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income
	December 31 (a)		Year Ended December 31
Unaudited	2006	2005	2006	2005	2004
(In millions)

Property and casualty companies	$8,137.0	$6,940.0	$721.0	$550.0	$694.0
Life and group insurance companies	687.0	627.0	67.0	65.0	334.0

(a)	Surplus includes the property and casualty companies’ equity ownership of the life and company’s capital and surplus.

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

The Company uses December 31 as the measurement date for the majority of its plans.

Weighted-average assumptions used to determine benefit obligations:
	Pension Benefits			Other Postretirement Benefits
December 31	2006	2005	2004	2006	2005	2004

Discount rate	5.7%	5.6%	5.9%	5.7%	5.5%	5.9%
Rate of compensation increase	4.0 % to 7.0%	4.0% to 7.0%	4.0% to 7.0%

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2006	2005	2004	2006	2005	2004

Discount rate	5.6%	5.9%	6.2% to 6.3%	5.5%	5.9%	5.9% to 6.2%
Expected long-term rate of return on
plan assets	7.0% to 8.0%	7.0% to 8.0%	7.5% to 8.0%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.0%

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

Assumed health care cost trend rates:

December 31	2006	2005	2004

Health care cost trend rate assumed for next year	4% to 10.5%	4% to 11%	4% to 11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate
trend rate)	4% to 5%	4% to 5%	4% to 5%
Year that the rate reaches the ultimate trend rate	2007-2018	2006-2018	2005-2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost	$2.5	$(1.4)
Effect on postretirement benefit obligation	20.8	(7.9)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2006	2005	2004	2006	2005	2004
(In millions)

Service cost	$54.2	$54.5	$58.2	$9.4	$10.6	$11.3
Interest cost	212.2	212.3	211.7	27.5	30.7	35.7
Expected return on plan assets	(244.1)	(236.6)	(230.7)	(4.6)	(4.6)	(5.3)
Amortization of unrecognized
net loss	33.2	27.5	16.3	4.5	5.1	2.1
Amortization of unrecognized prior
service cost	7.5	7.5	7.5	(33.8)	(29.8)	(21.6)
Special termination benefit	6.0	0.4		2.2
Settlement loss			4.5
Curtailment loss				3.0
Regulatory asset decrease
(increase)	(4.0)			7.3
Net periodic benefit cost	$65.0	$65.6	$67.5	$15.5	$12.0	$22.2

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

Additional Information:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)

Increase (decrease) in minimum liability included in
Accumulated other comprehensive income
(prior to adoption of SFAS No. 158)	$(139.1)	$67.2
Increase (decrease) in SFAS No. 158 liability included in
Accumulated other comprehensive income	359.3		$(134.5)
Total increase (decrease)	$220.2	$67.2	$(134.5)	$-

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,885.1	$3,700.8	$575.3	$535.9
Service cost	54.2	54.5	9.4	10.6
Interest cost	212.2	212.3	27.5	30.7
Plan participants’ contributions	0.4	0.2	14.7	14.7
Amendments	7.7	1.0	(75.2)	(3.8)
Actuarial (gain) loss	(59.2)	134.9	(35.6)	27.7
Benefits paid from plan assets	(221.3)	(213.5)	(47.1)	(40.5)
Curtailment	1.6		3.0
Special termination benefit	15.7	0.4	2.2
Foreign exchange	8.2	(5.5)	1.3
Retiree drug subsidy			0.3
Benefit obligation at December 31	3,904.6	3,885.1	475.8	575.3

Change in plan assets:

Fair value of plan assets at January 1	3,235.8	3,132.6	79.5	76.5
Actual return on plan assets	345.7	247.8	6.5	5.2
Company contributions	105.4	73.1	26.6	23.6
Plan participants’ contributions	0.4	0.3	14.7	14.7
Curtailment
Benefits paid from plan assets	(221.4)	(213.5)	(47.1)	(40.5)
Foreign exchange	(2.6)	(4.5)
Fair value of plan assets at December 31	3,463.3	3,235.8	80.2	79.5

Funded status	(441.3)	(649.3)	(395.6)	(495.8)
Unrecognized net actuarial loss		753.1		116.5
Unrecognized prior service cost (benefit)		36.5		(183.0)
(Accrued) prepaid benefit cost	$(441.3)	$140.3	$(395.6)	$(562.3)

Amounts recognized in the Consolidated Balance
Sheets consist of:

Prepaid benefit cost		$204.0
Other assets	$88.9		$18.6
Accrued benefit liability		(454.5)		$(562.3)
Intangible asset		12.5
Other liabilities	(530.2)		(414.2)
Accumulated other comprehensive income		378.3
Net amount recognized	$(441.3)	$140.3	$(395.6)	$(562.3)

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)

Amounts recognized in Accumulated other
comprehensive income, not yet recognized in net
periodic benefit cost:

Net transition asset	$(0.8)
Prior service cost (credit)	36.3		$(223.9)
Costs recoverable from customers			15.5
Net actuarial loss	561.5		73.9
Net amount recognized	$597.0	$-	$(134.5)	$-

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2006	2005
(In millions)

Projected benefit obligation	$3,178.1	$3,294.4
Accumulated benefit obligation	2,961.8	3,038.4
Fair value of plan assets	2,666.3	2,599.0

As discussed in Note 1, the Company adopted SFAS No. 158 as of December 31, 2006. The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet is presented in the following table.

	Before Application		After Application
December 31, 2006	SFAS No. 158	Adjustments	SFAS No. 158
(In millions)

Deferred income taxes	$543.4	$77.5	$620.9
Other assets	1,826.1	(109.6)	1,716.5
Total assets	76,913.0	(32.1)	76,880.9
Other liabilities	5,025.0	115.2	5,140.2
Total liabilities	57,367.6	115.2	57,482.8
Minority interest	2,900.5	(4.2)	2,896.3
Accumulated other comprehensive income	529.8	(143.1)	386.7
Total shareholders’ equity	16,644.9	(143.1)	16,501.8

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

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

The Company’s pension plan and other postretirement benefit weighted-average asset allocation at December 31, 2006 and 2005, by asset category are as follows:

			Percentage of
	Percentage of		Other Postretirement Benefits
	Pension Plan Assets		Plan Assets
December 31	2006	2005	2006	2005

Asset Category:

Equity securities	29.3%	27.4%
Debt securities	49.4	37.1	100%	100.0%
Limited Partnerships	17.7	12.1
Other	3.6	23.4
Total	100.0%	100.0%	100%	100.0%

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2007.

	Pension Benefits	Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$16.0	$3.5
Amortization of net transition asset	(0.3)	(0.1)
Amortization of prior service cost (benefit)	6.8	(27.0)
Total estimated amounts to be recognized	$22.5	$(23.6)

The table below presents the estimated future minimum benefit payments at December 31, 2006.

			Less
	Pension	Postretirement	Medicare
Expected future benefit payments	Benefits	Benefits	Subsidy	Net

2007	$265.4	$35.5	$1.8	$33.7
2008	226.6	36.3	1.9	34.4
2009	230.3	37.3	2.0	35.3
2010	234.6	38.3	2.1	36.2
2011	239.7	39.7	2.1	37.6
Thereafter	1,316.0	205.3	9.1	196.2
	$2,512.6	$392.4	$19.0	$373.4
In 2007, it is expected that contributions of $64.2 million will be made to pension plans and $27.3 million to postretirement healthcare and life insurance benefit plans.

Savings Plans - The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $72.9 million, $40.1 million and $64.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price	Awards	Price

Awards outstanding, January 1	3,856,974	$19.340	3,773,325	$16.767	3,382,350	$15.559
Granted	945,300	35.205	957,825	26.180	919,875	19.174
Exercised	(597,300)	17.802	(786,942)	15.253	(412,575)	12.119
Canceled	(94,532)	23.158	(87,234)	20.018	(116,325)	17.165
Awards outstanding, December 31	4,110,442	23.124	3,856,974	19.340	3,773,325	16.767

Awards exercisable, December 31	2,023,065	$18.361	1,747,083	$16.791	1,671,075	$15.417

Shares available for grant,
December 31	5,998,991		6,849,759		1,720,350

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2006:

	Awards Outstanding			Awards Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$ 10.050	199,500	3.0	$10.050	199,500	$10.050
10.051-16.400	917,675	5.5	15.552	732,575	15.537
16.401-20.340	1,174,235	6.3	19.329	788,751	19.430
20.341-30.000	653,922	8.0	24.623	184,806	24.554
30.001-41.850	1,165,110	8.9	34.310	117,433	33.173

In 2006, the Company awarded SARs totaling 933,300 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2006 was 922,800 shares with 10,500 shares forfeited during 2006.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2006, were 7.0 years and 5.8 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2006 were $75.4 million and $46.8 million. The total intrinsic value of awards exercised during 2006 was $10.5 million.

The Company recorded stock-based compensation expense of $4.9 million related to the Loews Plan for the year ended December 31, 2006. The related income tax benefits recognized were $1.7 million. At December 31, 2006, the compensation cost related to nonvested awards not yet recognized was $11.6 million, and the weighted average period over which it is expected to be recognized is 1.6 years.

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

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

individual in any calendar year is 200,000 shares. The exercise price per share may not be less than the fair value of the stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Carolina Group Plan follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price	Awards	Price

Awards outstanding, January 1	536,572	$28.526	560,000	$25.230	389,250	$25.216
Granted	202,000	50.234	212,000	34.164	209,500	25.181
Exercised	(134,128)	27.008	(224,428)	25.684	(2,250)	22.740
Canceled	(22,750)	33.045	(11,000)	27.403	(36,500)	24.947
Awards outstanding, December 31	581,694	36.237	536,572	28.526	560,000	25.230

Awards exercisable, December 31	97,684	$27.695	45,310	$25.697	135,750	$26.276

Shares available for grant,
December 31	557,500		736,750		937,750

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Carolina Group Plan at December 31, 2006:

	Awards Outstanding			Awards Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$ 22.740 - 27.990	187,566	6.6	$24.324	48,566	$23.990
28.000 - 34.990	154,065	7.5	31.878	42,870	30.209
35.000 - 44.990	42,063	8.0	39.250	6,248	39.250
45.000 - 55.350	198,000	9.1	50.275

During 2006, the Company awarded SARs totaling 202,000 shares. In accordance with the Carolina Group Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2006 was 198,000 shares with 4,000 shares forfeited during 2006.

The weighted average remaining contractual term of awards outstanding and exercisable as of December 31, 2006, was 7.8 years and 6.4 years. The aggregate intrinsic value of awards outstanding and exercisable at December 31, 2006 was $16.4 million and $3.6 million. The total intrinsic value of awards exercised during the year ended December 31, 2006 was $3.2 million.

The Company recorded stock-based compensation expense of $1.0 million related to the Carolina Group Plan during 2006. The related income tax benefits recognized were $0.4 million. At December 31, 2006, the compensation cost related to nonvested awards not yet recognized was $2.9 million, and the weighted average period over which it is expected to be recognized is 1.6 years.

Notes to Consolidated Financial Statements
Note 17. Benefit Plans - (Continued)

The fair value of granted options and SARs for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2006	2005	2004

Loews Plan:
Expected dividend yield	0.6%	0.8%	1.0%
Expected volatility	23.9%	19.6%	23.1%
Weighted average risk-free interest rate	4.7%	3.9%	3.4%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$10.02	$6.39	$4.73

Carolina Group Plan:
Expected dividend yield	3.6%	5.4%	7.1%
Expected volatility	31.4%	31.2%	30.1%
Weighted average risk-free interest rate	4.7%	3.9%	3.4%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$12.28	$6.57	$3.75

Note 18.  Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property, workers’ compensation and professional liability. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.

The following table summarizes the amounts receivable from reinsurers at December 31, 2006 and 2005.

December 31	2006	2005
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$8,191.5	$10,605.2
Ceded future policy benefits	1,050.1	1,192.9
Ceded policyholders’ funds	47.7	56.3
Reinsurance receivables related to paid losses	658.0	582.3
Reinsurance receivables	9,947.3	12,436.7
Allowance for uncollectible reinsurance	(469.6)	(519.3)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$9,477.7	$11,917.4

Ceded claim and claim adjustment expense related reinsurance receivables were reduced by $1,162.0 million and $2,007.0 million in 2006 and 2005 due to the impact of commutations. The funds withheld liability, which is included in Reinsurance balances payable on the Consolidated Balance Sheets had a corresponding reduction of $942.0 million and $1,126.0 million in 2006 and 2005. See further discussion related to commutations below.

The net decrease in the allowance for uncollectible reinsurance was primarily due to a release of a previously established allowance due to the execution of a significant commutation agreement, as discussed further below. The provision for uncollectible reinsurance was $23.0 million, $35.0 million and $95.0 million in 2006, 2005 and 2004.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.6 billion and $4.3 billion at December 31, 2006 and 2005. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.

In 2001, CNA entered into a one-year corporate aggregate reinsurance treaty related to the 2001 accident year covering substantially all property and casualty lines of business in the Continental Casualty Company pool (the “CCC Cover”). The CCC Cover was fully utilized in 2003 and interest charges accrued on the related funds held balance at 8.0% per annum. In 2006, CNA commuted the CCC Cover. This commutation had no impact on the Consolidated Statements of Income for the year ended December 31, 2006.

Also, in 2006, CNA commuted several reinsurance treaties, including several finite treaties, with a European reinsurance group. This commutation resulted in a pretax loss, net of allowance for uncollectible reinsurance, of $48.0 million. CNA received $35.0 million of cash in connection with this significant commutation.

In 2005, CNA entered into several significant commutation agreements, including the commutation of the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of CNA’s property and casualty lines of business. These commutations resulted in an unfavorable pretax impact of $399.0 million and CNA received $446.0 million of cash in connection with these significant commutations.

In 2004, CNA executed commutation agreements with several members of The Trenwick Group. These commutations resulted in unfavorable claim and claim adjustment expense reserve development which was more than offset by a release of previously established allowance of uncollectible reinsurance. These commutations resulted in a pretax favorable impact of $28.0 million and CNA received $69.0 million of cash.

CNA’s largest recoverables from a single reinsurer at December 31, 2006, including prepaid reinsurance premiums, were approximately $1,574.0 million from subsidiaries of Swiss Reinsurance Group, $1,013.0 million from subsidiaries of The Hartford Life Group Insurance Company, $911.0 million from subsidiaries of Muenchener Rueckversicherungs, $574.0 million from The Allstate Corporation (“Allstate”), and $535.0 million from syndicates of Equitas.

Prior to the April 2004 sale of its individual life and annuity business to Swiss Re, CNA had reinsured a portion of this business through coinsurance, yearly renewable term and facultative programs to various reinsurers. As a result of the sale of the individual life and annuity business, 100% of the net reserves were reinsured to Swiss Re. As of December 31, 2006 and 2005, CNA ceded $891.0 million and $968.0 million of future policy benefits to Swiss Re. Subject to certain exceptions, Swiss Re assumed the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2006 and 2005, the assumed credit risk was $28.0 million.

On December 31, 2003, the Company completed the sale of the majority of its Group Benefits business to The Hartford Financial Services Group, Inc. (“The Hartford”). In connection with the sale, CNA ceded insurance reserves to The Hartford. As of December 31, 2006 and 2005, ceded claim and claim adjustment expense reserves, ceded policyholder benefits and ceded policyholder funds were $1,029.0 million and $1,347.0 million. Subject to certain exceptions, The Hartford assumed 50.0% of the credit risk of the business that was previously reinsured to other carriers. As of December 31, 2006 and 2005, the assumed credit risk was $21.0 million and $26.0 million.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Income are net of reinsurance recoveries of $1,314.0 million, $1,459.0 million and $4,626.0 million for 2006, 2005 and 2004.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

The effects of reinsurance on earned premiums for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2006

Property and casualty	$9,125.0	$120.0	$2,283.0	$6,962.0	1.7%
Accident and health	718.0	59.0	138.0	639.0	9.2
Life	100.0		98.0	2.0
Total	$9,943.0	$179.0	$2,519.0	$7,603.0	2.4%

Year Ended December 31, 2005

Property and casualty	$10,354.0	$186.0	$3,675.0	$6,865.0	2.7%
Accident and health	1,040.0	60.0	400.0	700.0	8.6
Life	140.0		136.0	4.0
Total	$11,534.0	$246.0	$4,211.0	$7,569.0	3.3%

Year Ended December 31, 2004

Property and casualty	$10,739.0	$199.0	$3,634.0	$7,304.0	2.7%
Accident and health	1,228.0	63.0	507.0	784.0	8.0
Life	419.0		298.0	121.0
Total	$12,386.0	$262.0	$4,439.0	$8,209.0	3.2%

Included in the direct and ceded earned premiums for the years ended December 31, 2006, 2005 and 2004 are $1,489.0 million, $3,306.0 million and $3,293.0 million related to business that is 100% reinsured as a result of business dispositions and a significant captive program.

The impact of reinsurance on life insurance inforce at December 31, 2006, 2005 and 2004 is shown in the following table:

December 31	Direct	Assumed	Ceded	Net
(In millions)

2006	$15,652.0	$1.0	$15,633.0	$20.0
2005	20,548.0	1.0	20,528.0	21.0
2004	56,610.0	35.0	54,486.0	2,159.0

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA assesses risk transfer for each contract generally by developing quantitative analyses at contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, CNA discontinued purchases of finite contracts.

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC and Aggregate Covers that were entered into and accounted for on a “funds withheld” basis and which are deemed to be finite reinsurance. Under the funds withheld basis, CNA recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash was recorded as funds withheld liabilities. CNA was required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability was reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability was exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer. The funds withheld liability is recorded in Reinsurance balances payable on the Consolidated Balance Sheets.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists and is included in net investment income. There were no amounts subject to such interest crediting at December 31, 2006. The amount subject to interest crediting rates was $1,050.0 million at December 31, 2005.

As of December 31, 2006 and 2005, there were one and thirteen ceded reinsurance treaties inforce respectively that CNA considers to be finite reinsurance. The remaining treaty at December 31, 2006 provides reinsurance protection for the 1999 accident year on specified portions of CNA’s domestic property and casualty business. The remaining treaty is fully utilized and had no related funds withheld liability at December 31, 2006. In 2003, CNA discontinued purchases of such contracts. The following table summarizes the pretax impact of contracts accounted for on a funds withheld basis, including the commuted Aggregate and CCC Covers discussed above.

	Aggregate
Year Ended December 31, 2006	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium			$(11.0)	$(11.0)
Ceded claim and claim adjustment expense			(113.0)	(113.0)
Ceding commissions
Interest charges		$(40.0)	(19.0)	(59.0)
Pretax expense	$ −	$(40.0)	$(143.0)	$(183.0)

Year Ended December 31, 2005

Ceded earned premium	$(17.0)		$48.0	$31.0
Ceded claim and claim adjustment expense	(244.0)		(154.0)	(398.0)
Ceding commissions			(27.0)	(27.0)
Interest charges	(57.0)	$(66.0)	(34.0)	(157.0)
Pretax expense	$(318.0)	$(66.0)	$(167.0)	$(551.0)

Year Ended December 31, 2004

Ceded earned premium	$(1.0)		$(19.0)	$(20.0)
Ceded claim and claim adjustment expense			15.0	15.0
Ceding commissions			2.0	2.0
Interest charges	(82.0)	$(91.0)	(72.0)	(245.0)
Pretax expense	$(83.0)	$(91.0)	$(74.0)	$(248.0)

Included in “All Other” above for the year ended December 31, 2006 is $110.0 million of unfavorable development resulting from a commutation, which is included in the ceded claim and claim adjustment expenses

Notes to Consolidated Financial Statements
Note 18. Reinsurance - (Continued)

above. This unfavorable development was partially offset by the release of previously established allowance for uncollectible reinsurance, resulting in an unfavorable impact of $48.0 million.

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

The pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements was as follows:

Year Ended December 31	2006	2005	2004
(In millions)

Standard Lines	$(155.0)	$(399.0)	$(185.0)
Specialty Lines	(4.0)	(41.0)	(1.0)
Other Insurance	(24.0)	(111.0)	(62.0)
Pretax expense	$(183.0)	$(551.0)	$(248.0)

Note 19.  Quarterly Financial Data (Unaudited)

2006 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,882.0	$4,507.2	$4,277.3	$4,244.5

Income attributable to:

Loews common stock:
Income from continuing operations	633.4	511.5	477.3	478.4
Per share-basic	1.15	0.93	0.86	0.86
Per share-diluted	1.15	0.93	0.85	0.86

Discontinued operations, net	(24.0)	5.7	(2.4)	(5.0)
Per share-basic	(0.04)	0.01		(0.01)
Per share-diluted	(0.04)	0.01		(0.01)

Net income	609.4	517.2	474.9	473.4
Per share-basic	1.11	0.94	0.86	0.85
Per share-diluted	1.11	0.94	0.85	0.85

Carolina Group stock:
Net income	137.1	117.9	93.8	67.6
Per share-basic and diluted	1.26	1.17	1.09	0.86

Notes to Consolidated Financial Statements
Note 19. Quarterly Financial Data (Unaudited) - (Continued)

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,108.0	$4,137.9	$4,030.7	$3,741.2

Income attributable to:

Loews common stock:
Income from continuing operations	37.8	232.5	378.1	293.2
Per share-basic and diluted	0.07	0.42	0.68	0.53

Discontinued operations, net	8.2	2.2	1.8	6.6
Per share-basic and diluted	0.01			0.01

Net income	46.0	234.7	379.9	299.8
Per share-basic and diluted	0.08	0.42	0.68	0.54

Carolina Group stock:
Net income	81.6	67.5	55.7	46.5
Per share-basic and diluted	1.11	0.99	0.82	0.68

Note 20.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long-term health care policyholders, alleging that CCC knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. On January 26, 2007, the court certified the case to proceed as a class action, although CCC is currently seeking review of that decision in the Ninth Circuit Court of Appeals. CCC has denied the material allegations of the amended complaint and intends to vigorously contest the claims. Numerous unresolved factual and legal issues remain that are critical to the final result, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although the results of operations may be adversely affected.

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

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

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

IGI Contingency

In 1997, CNA Reinsurance Company Limited (“CNA Re Ltd”.) entered into an arrangement with IOA Global, Ltd. (“IOA”), an independent managing general agent based in Philadelphia, Pennsylvania, to develop and manage a book of accident and health coverages. Pursuant to this arrangement, IGI Underwriting Agencies, Ltd. (“IGI”), a personal accident reinsurance managing general underwriter, was appointed to underwrite and market the book under the supervision of IOA. Between April 1, 1997 and December 1, 1999, IGI underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the “IGI Program”). Under various arrangements, CNA Re Ltd. both assumed risks as a reinsurer and also ceded a substantial portion of those risks to other companies, including other CNA insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters (“AAHRU”) Facility. CNA's group operations business unit participated as a pool member in the AAHRU Facility in varying percentages between 1997 and 1999.

A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $280.0 million of paid and unpaid losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

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

CNA has established reserves for its estimated exposure under the IGI Program, other than that derived from John Hancock, and an estimate for recoverables from retrocessionaires. CNA has not established any reserve for any

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

exposure derived from John Hancock because, as indicated, CNA believes the contract will be rescinded. Although the results of CNA’s various loss mitigation strategies with respect to the entire IGI Program to date support the recorded reserves, the estimate of ultimate losses is subject to considerable uncertainty due to the complexities described above, and CNA’s inability to guarantee any outcome in the arbitration proceedings. As a result of these uncertainties, the results of operations in future periods may be adversely affected by potentially significant reserve additions. However, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time. Management does not believe that any such reserve additions would be material to the equity of the Company. CNA’s position in relation to the IGI Program was unaffected by the sale of CNA Re Ltd. in 2002.

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

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 3,960 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,840 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,285 cases are pending, including approximately 200 cases against Lorillard. The 1,285 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 75 of the approximately 1,000 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

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

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Lorillard is a defendant in four of the six Reimbursement cases pending against cigarette manufacturers in the United States. Lorillard and the Company are defendants in an additional case pending in Israel.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement of profits and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. During August of 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See Reimbursement Cases below.

Excluding the flight attendant and the consolidated West Virginia suits, approximately 330 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 140 of the 330 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in four of the actions.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,285 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 200 of these cases. The Company is a defendant in two of the pending cases.

Approximately 1,000 of the 1,285 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” During the third quarter of 2006, the court dismissed Lorillard from approximately 800 IPIC cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. These dismissals are not final and it is possible some or all of these 800 dismissals could be contested in subsequent appeals noticed by the plaintiffs. Following these dismissals, Lorillard is a defendant in approximately 75 of the 1,000 IPIC cases. The Company is not a defendant in any of the IPIC cases. The court has entered a trial plan to govern the cases, and the first phase of trial is scheduled to begin on March 17, 2008.

Since January 1, 2005, verdicts have been returned in ten cases. Lorillard was not a defendant in any of these cases. Defense verdicts were returned in eight of the ten trials, while juries found in favor of the plaintiffs and awarded damages in the two other cases. The defendants are pursuing appeals in both of these cases. In rulings

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals in nine Individual cases in recent years and have been required to pay damages to plaintiffs. Punitive damages were paid to the smokers in three of the nine cases. Lorillard was not a party to these nine matters.

Some cases against U.S. cigarette manufacturers are scheduled for trial during 2007 and beyond. Lorillard is a defendant in some of the cases scheduled for trial in 2007. The Company is not a defendant in any of the cases scheduled for trial in 2007. The trial dates are subject to change.

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

The Engle Case - During 2006, the Florida Supreme Court issued rulings in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), that affirmed the 2003 holding of an intermediate appellate court vacating the $145.0 billion punitive damages award, including approximately $16.3 billion against Lorillard. Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to cigarettes, and the trial was governed by a three-phase trial plan. The Florida Supreme Court determined that the case could not proceed further as a class action and decertified the class. However, the Florida Supreme Court ruling

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

permits members of the now-decertified class a period of one year to file individual claims, including claims for punitive damages. This one-year period expires during January of 2008. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on some of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial on a number of issues, including, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. The 2006 decision by the Florida Supreme Court also reinstated the actual damages awarded during 2000 to two of the three individuals whose claims were heard during the second phase of trial. These awards totaled approximately $2.8 million to one smoker and $4.0 million to the second, and bear interest at the rate of 10.0% per year. Lorillard’s share of either of these verdicts, if any, has not been determined. The Florida Supreme Court has formally concluded its consideration of Engle, but the opportunity for either the plaintiffs or the defendants to seek review of the case by the U.S. Supreme Court has not expired. Plaintiffs have filed a motion in a Florida trial court seeking an order to publish notice, at defendants’ expense, to former class members regarding the one-year period for filing individual claims.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of December 31, 2006, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court’s final judgment, entered during June of 2004, reflects the jury’s award of damages and also awarded prejudgment interest. During February of 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $312.0 million; struck the award of prejudgment interest, which totaled approximately $440.0 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

Court of Appeal has returned the case to the trial court, for further proceedings. Lorillard’s share of any judgment has not been determined. It is possible that the parties will seek further review of this decision.

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

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Among those “lights” class actions in which neither the Company nor Lorillard are defendants is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. The U.S. Supreme Court declined to review the case, and the Illinois trial court dismissed Price in favor of Philip Morris during December of 2006. The court has not ruled on the motion plaintiffs filed during January of 2007 that seeks an order vacating the dismissal. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters.

The Schwab case - Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). The Company is not a party to this case. Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. The federal court of appeals has granted review of the class certification order, and it has ordered that no activity can proceed before the trial court until the appeal is concluded.

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

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

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

The court determined that the defendants, including Lorillard, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. Plaintiff was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard: from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. The text of these statements, which have not been determined, are subject to the court’s approval. The final judgment and remedial order also requires the defendants, including Lorillard, to maintain and to disclose documents on their internet websites and to continue to place documents in a document depository created in the case of State of Minnesota v. Philip Morris Inc., et al. The defendants, including Lorillard, were directed in the final judgment and remedial order to disclose “disaggregated” marketing data. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard for compliance could exceed $10.0 million. Defendants have noticed an appeal from the final judgment and remedial order to the U.S. Court of Appeals for the District of Columbia Circuit. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeal that will remain in effect while the appeal is proceeding. The government also has noticed an appeal from the final judgment. As a result of this appeal, it is possible that the District of Columbia Court of Appeals could reinstate certain of the government’s claims or damages. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

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

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pretax charges of $911.4 million, $876.4 million and $845.9 million ($560.2 million, $537.7 million and $522.6 million after taxes) for 2006, 2005 and 2004, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2005, Lorillard has paid, or has reached agreement to pay, a total of approximately $10.2 million in payments of judgments and settlements to finally resolve approximately 60 claims. No such cases have been tried since January 1, 2005. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. The parties are in the process of litigating certain privilege issues. On July 14, 2006, the Court issued an order confirming that fact discovery is closed, with the exception of privilege issues that the Court determines, based on a Special Master’s report, justify further limited fact discovery. Expert discovery, as necessary, will take place later this year. No date has as yet been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. As ordered by the Court, class notice was sent out on October 30, 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. On June 30, 2006, the New Mexico Court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs on August 14, 2006, and has not yet been heard.

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

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion

Notes to Consolidated Financial Statements
Note 20. Legal Proceedings - (Continued)

to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument on the appeal is to be heard on February 15, 2007.

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

Lorillard cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. The 2006 decision by the Florida Supreme Court in Engle could lead to the filing of many new cases against cigarette manufacturers, including Lorillard. These events could have an adverse affect on the ability of Lorillard to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard or the Company. Lorillard also cannot predict the type or extent of litigation that could be brought against it and other cigarette manufacturers in the future.

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

Note 21.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2006, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $933.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2006, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the

Notes to Consolidated Financial Statements
Note 21. Commitments and Contingencies - (Continued)

time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2006, CNA has recorded approximately $28.0 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 63% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2004 and 2005. The Company, through a participation agreement with CNA, has funded and owns an interest in the credit facility. For the years ended December 31, 2005 and 2004, the Company recorded a pretax impairment charge of $47.0 million and $80.5 million. CNA no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.

In addition to the impairment of loans outstanding under the credit facility, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110.0 million of surety loss reserves in anticipation of future loss payments, $50.0 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would have all further surety bond exposure through the reinsurance arrangements. During the years ended December 31, 2006 and 2005, CNA Surety paid $34.0 million and $26.0 million related to surety losses of the contractor.

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

CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60.0 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract for twenty four months, expiring on December 31, 2007.

CCC and CNA Surety continue to engage in periodic discussions with insurance regulatory authorities regarding the level of surety bonds provided for this contractor and will continue to apprise those authorities of the status of their ongoing exposure to this account.

Indemnification and subrogation rights, including rights to contract proceeds on construction projects in the event of default, reduce CNA Surety’s and ultimately the Company’s exposure to loss. While CNA believes that the contractor’s continuing restructuring efforts may be successful, the contractor’s failure to ultimately achieve its extended restructuring plan or perform its contractual obligations under CNA’s surety bonds could have a material adverse effect on the Company’s results of operations. If such failures occur, CNA estimates the additional surety loss, net of indemnification and subrogation recoveries, but before the effects of minority interest, could be up to $90.0 million pretax.

Notes to Consolidated Financial Statements
Note 21. Commitments and Contingencies - (Continued)

CNA has also guaranteed or provided collateral for the contractor’s letters of credit. As of December 31, 2006 and December 31, 2005, these guarantees and collateral obligations aggregated $9.0 million and $13.0 million.

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

Diamond Offshore Construction Projects

As of December 31, 2006, Diamond Offshore had purchase obligations aggregating approximately $456.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $263.0 million and $193.0 million in 2007 and 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

Regulatory and Rate Matters

Texas Gas filed a rate case with FERC in April of 2005, and implemented the new rates on November 1, 2005, subject to refund. As of December 31, 2005, an estimated refund liability of approximately $5.0 million related to Texas Gas’ open general rate case was recorded on the Consolidated Balance Sheet. In June of 2006, the settlement of Texas Gas’ general rate case became final. On June 30, 2006, Texas Gas refunded approximately $6.6 million consisting of $6.4 million in principal and $0.2 million of interest to its customers. In accordance with the terms of the settlement, Texas Gas has no obligation to file a new rate case and is prohibited from placing new rates into effect prior to November 1, 2010. Currently, neither Texas Gas nor Gulf South is involved in an open general rate case.

Pipeline Expansion Projects

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects include a 1.7 Bcf pipeline expansion in East Texas/Mississippi, construction of a 1.6 Bcf interstate pipeline from Texas to Louisiana, a 1.2 Bcf pipeline expansion from Mississippi to Alabama, the construction of two laterals connecting its Texas Gas pipeline to transport gas for producers operating in Arkansas and Mississippi and storage expansion projects in western Kentucky and Louisiana. These projects are subject to FERC approval. As of December 31, 2006, Boardwalk Pipeline had purchase commitments of $409.1 million primarily related to its expansion projects.

Other

In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2006 and 2005, there were approximately $27.0 million and $30.0 million of outstanding letters of credit.

Note 22.  Discontinued Operations

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

Notes to Consolidated Financial Statements
Note 22. Discontinued Operations - (Continued)

CNA has initiated and is actively pursuing a plan to sell a portion of the discontinued operations. CNA expects a sale to be completed in 2007.

Results of CNA’s discontinued operations were as follows:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Net investment income	$17.5	$14.9	$17.3
Other	(2.4)	6.7	(7.8)
Total revenues	15.1	21.6	9.5
Insurance related benefits (expenses)	(50.6)	0.5	(29.7)
Income (loss) before income taxes and minority interest	(35.5)	22.1	(20.2)
Income tax expense (benefit)	(6.8)	1.6	1.2
Minority interest	(3.0)	1.8	(1.9)
Net income (loss) from discontinued operations	$(25.7)	$18.7	$(19.5)

The results for 2006 reflect an impairment loss of $26.2 million, after minority interest, related to the anticipated sale of a portion of the discontinued operations. The assets and liabilities that would be subject to a sale were $239.0 million and $157.0 million at December 31, 2006. Excluding the impairment loss on the anticipated sale, net loss for this business was $0.9 million and $2.7 million for the years ended December 31, 2006 and 2004, and net income was $11.9 million for the year ended December 31, 2005. CNA’s subsidiary, The Continental Corporation, provides a guarantee for a portion of the subject liabilities related to certain marine products. Any sale is expected to include provisions that would significantly limit CNA’s exposure related to this guarantee.

Net assets of discontinued operations, including the assets and liabilities subject to the sale discussed above, are included in Other Assets in the Consolidated Balance Sheets and were as follows:

December 31	2006	2005
(In millions)

Assets:
Investments	$317.1	$357.8
Reinsurance receivables	32.8	77.9
Cash	40.1	28.9
Other assets	2.8	6.0
Total assets	392.8	470.6

Liabilities:
Insurance reserves	307.8	337.9
Other liabilities	17.2	19.4
Total liabilities	325.0	357.3

Net assets of discontinued operations	$67.8	$113.3

The Accumulated Other Comprehensive Income, net of tax and minority interest, reported in the Consolidated Balance Sheets includes $0.9 million and $10.1 million related to unrealized gains and $13.6 million and $5.0 million related to the cumulative foreign currency translation adjustment for discontinued operations as of December 31, 2006 and 2005.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At December 31, 2006 and 2005, the insurance reserves are net of discount of $94.0 million and $104.9 million. Excluding the impairment loss recorded in 2006 discussed above, the income (loss) from discontinued operations reported above primarily represents the net investment

Notes to Consolidated Financial Statements
Note 22. Discontinued Operations - (Continued)

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

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of two interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois with approximately 13,400 miles of pipeline.

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

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2006	2005	2004
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$5,575.5	$5,295.8	$5,760.8
Specialty Lines	3,139.6	2,893.6	2,716.2
Life and Group Non-Core	1,354.5	1,361.9	1,093.0
Other Insurance	312.1	313.8	358.2
Total CNA Financial	10,381.7	9,865.1	9,928.2
Lorillard	3,858.6	3,637.4	3,384.4
Boardwalk Pipeline	618.4	571.3	265.1
Diamond Offshore	2,102.0	1,294.1	835.6
Loews Hotels	371.3	350.5	315.2
Corporate and other	579.0	299.4	508.4
Total	$17,911.0	$16,017.8	$15,236.9

Pretax income (loss) (a) (c):

CNA Financial:
Standard Lines	$962.6	$(121.0)	$475.4
Specialty Lines	767.7	517.8	574.9
Life and Group Non-Core	(113.2)	(139.1)	(678.9)
Other Insurance	50.1	(78.9)	150.1
Total CNA Financial	1,667.2	178.8	521.5
Lorillard (b)	1,344.7	1,153.4	1,038.2
Boardwalk Pipeline	197.7	158.1	81.1
Diamond Offshore	960.1	351.0	(9.8)
Loews Hotels	48.0	50.0	31.2
Corporate and other	254.4	(44.8)	166.6
Total	$4,472.1	$1,846.5	$1,828.8

Net income (loss) (a)(c):

CNA Financial:
Standard Lines	$605.9	$(29.2)	$327.4
Specialty Lines	435.5	317.4	344.9
Life and Group Non-Core	(42.8)	(64.3)	(375.2)
Other Insurance	42.6	15.9	127.9
Total CNA Financial	1,041.2	239.8	425.0
Lorillard (b)	826.5	707.8	641.4
Boardwalk Pipeline	103.2	92.1	48.8
Diamond Offshore	352.0	127.3	(9.3)
Loews Hotels	29.4	31.2	21.4
Corporate and other	164.7	(5.3)	108.0
Income (loss) from continuing operations	2,517.0	1,192.9	1,235.3
Discontinued operations	(25.7)	18.7	(19.5)
Total	$2,491.3	$1,211.6	$1,215.8

Notes to Consolidated Financial Statements
Note 23. Business Segments - (Continued)

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Year Ended December 31	2006	2005	2004

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$75.5	$20.4	$218.7
Specialty Lines	27.9	13.7	83.9
Life and Group Non-Core	(50.5)	(29.6)	(611.0)
Other Insurance	39.0	(11.0)	63.9
Total CNA Financial	91.9	(6.5)	(244.5)
Corporate and other	8.6	(6.7)	(11.5)
Total	$100.5	$(13.2)	$(256.0)

Net income (loss):

CNA Financial:
Standard Lines	$48.0	$8.5	$126.2
Specialty Lines	16.2	10.7	49.6
Life and Group Non-Core	(29.9)	(17.6)	(349.0)
Other Insurance	28.6	(8.5)	36.1
Total CNA Financial	62.9	(6.9)	(137.1)
Corporate and other	5.6	(3.9)	(7.5)
Total	$68.5	$(10.8)	$(144.6)

(b)	Includes pretax charges related to the settlement of tobacco litigation of $911.4, $876.4 and $845.9 ($560.2, $537.7 and $522.6 after taxes) for the respective periods.
(c)	Income taxes and interest expense are as follows:

Year Ended December 31	2006		2005		2004
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense

CNA Financial:
Standard Lines	$278.5	$0.9	$(98.8)	$1.5	$107.0	$0.9
Specialty Lines	254.4	3.7	155.9	3.5	180.0	7.4
Life and Group Non-Core	(66.1)	23.4	(68.6)	24.2	(267.7)	24.9
Other Insurance	8.2	102.6	(88.9)	95.1	16.9	90.7
Total CNA Financial	475.0	130.6	(100.4)	124.3	36.2	123.9
Lorillard	518.2	0.3	445.6	0.5	396.8
Boardwalk Pipeline	64.2	62.1	60.8	60.1	32.3	30.1
Diamond Offshore	285.0	24.0	104.7	41.8	3.0	30.2
Loews Hotels	18.6	11.9	18.8	10.9	9.8	5.7
Corporate and other	89.7	75.2	(39.1)	126.6	58.1	134.2
Total	$1,450.7	$304.1	$490.4	$364.2	$536.2	$324.1

	Investments		Receivables		Total Assets
December 31	2006	2005	2006	2005	2006	2005

CNA Financial	$44,094.2	$39,692.9	$12,202.4	$14,952.6	$60,238.7	$58,960.2
Lorillard	1,767.5	1,747.7	15.6	25.5	2,759.2	2,795.5
Boardwalk Pipeline	397.9	65.0	87.7	106.8	2,938.1	2,482.1
Diamond Offshore	815.6	819.9	567.5	357.1	4,170.4	3,646.3
Loews Hotels	9.7	9.5	27.6	21.6	459.1	440.1
Corporate and eliminations	6,803.9	3,061.0	126.5	80.3	6,315.4	2,581.6
Total	$53,888.8	$45,396.0	$13,027.3	$15,543.9	$76,880.9	$70,905.8

Notes to Consolidated Financial Statements

Note 24.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2006 and 2005, and consolidating statements of income information for the years ended December 31, 2006, 2005 and 2004. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

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

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,094.2	$1,767.5	$397.9	$815.6	$9.7	$6,803.9		$53,888.8
Cash	83.9	1.2	1.1	10.2	14.8	22.6		133.8
Receivables	12,202.4	15.6	87.7	567.5	27.6	128.6	$(2.1)	13,027.3
Property, plant and equipment	240.9	196.4	2,024.4	2,653.8	362.5	23.3		5,501.3
Deferred income taxes	884.6	495.7				14.8	(774.2)	620.9
Goodwill and other intangible assets	106.0		163.5	21.8	2.6	5.0		298.9
Investments in capital stocks of
subsidiaries						12,313.4	(12,313.4)
Other assets	933.3	282.8	263.5	101.5	41.9	93.5		1,716.5
Deferred acquisition costs of
insurance subsidiaries	1,190.4							1,190.4
Separate account business	503.0							503.0
Total assets	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,079.9							$41,079.9
Payable for securities purchased	320.0				$0.2	$726.5		1,046.7
Collateral on loaned securities	2,850.9					750.6		3,601.5
Short-term debt	0.3				4.3			4.6
Long-term debt	2,155.5		$1,350.9	$964.3	231.7	865.4		5,567.8
Reinsurance balances payable	539.1							539.1
Deferred income taxes			44.4	438.6	50.0	241.2	$(774.2)
Other liabilities	2,734.1	$1,463.9	345.4	400.8	4.3	206.7	(15.0)	5,140.2
Separate account business	503.0							503.0
Total liabilities	50,182.8	1,463.9	1,740.7	1,803.7	290.5	2,790.4	(789.2)	57,482.8
Minority interest	1,349.6		484.8	1,061.9				2,896.3
Shareholders’ equity	8,706.3	1,295.3	712.6	1,304.8	168.6	16,614.7	(12,300.5)	16,501.8
Total liabilities and shareholders’ equity	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Boardwalk	Diamond	Loews	Corporate
December 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,692.9	$1,747.7	$65.0	$819.9	$9.5	$3,061.0		$45,396.0
Cash	96.4	2.4	0.8	24.9	9.6	19.0		153.1
Receivables	14,952.6	25.5	106.8	357.1	21.6	145.7	$(65.4)	15,543.9
Property, plant and equipment	148.5	213.9	1,867.4	2,333.7	366.6	21.5		4,951.6
Deferred income taxes	1,140.5	428.5	16.6			22.2	(702.5)	905.3
Goodwill and other intangible assets	104.5		163.5	21.8	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						11,645.1	(11,645.1)
Other assets	1,075.9	377.5	262.0	88.9	30.2	75.1		1,909.6
Deferred acquisition costs of
insurance subsidiaries	1,197.4							1,197.4
Separate account business	551.5							551.5
Total assets	$58,960.2	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,905.8

Liabilities and Shareholders’ Equity:

Insurance reserves	$42,436.2							$42,436.2
Payable for securities purchased	226.5					$175.2		401.7
Collateral on loaned securities	767.4							767.4
Short-term debt	252.4		$42.1		$3.9	299.8		598.2
Long-term debt	1,437.9		1,101.3	$968.3	236.2	864.9		4,608.6
Reinsurance balances payable	1,636.2							1,636.2
Deferred income taxes				456.9	50.2	195.4	$(702.5)
Other liabilities	2,470.1	$1,455.7	347.0	335.8	11.5	206.2	(71.3)	4,755.0
Separate account business	551.5							551.5
Total liabilities	49,778.2	1,455.7	1,490.4	1,761.0	301.8	1,741.5	(773.8)	55,754.8
Minority interest	936.8		276.5	845.6				2,058.9
Shareholders’ equity	8,245.2	1,339.8	715.2	1,039.7	138.3	13,253.1	(11,639.2)	13,092.1
Total liabilities and shareholders’ equity	$58,960.2	$2,795.5	$2,482.1	$3,646.3	$440.1	$14,994.6	$(12,413.0)	$70,905.8

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Year Ended December 31, 2006	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,603.2						$(0.1)	$7,603.1
Net investment income	2,412.2	$103.7	$4.2	$37.9	$1.2	$351.9		2,911.1
Intercompany interest and dividends						1,306.4	(1,306.4)
Investment gains (losses)	90.4	(0.5)				1.6		91.5
Gain on issuance of subsidiary stock	1.5					7.5		9.0
Manufactured products		3,754.9				206.9		3,961.8
Other	274.4		614.2	2,064.1	370.1	11.7		3,334.5
Total	10,381.7	3,858.1	618.4	2,102.0	371.3	1,886.0	(1,306.5)	17,911.0

Expenses:

Insurance claims and policyholders’
benefits	6,046.2							6,046.2
Amortization of deferred acquisition costs	1,534.2							1,534.2
Cost of manufactured products sold		2,159.5				102.2		2,261.7
Other operating expenses	1,016.4	354.1	358.6	1,117.9	311.4	147.3	(0.1)	3,305.6
Restructuring and other related charges	(12.9)							(12.9)
Interest	130.6	0.3	62.1	24.0	11.9	75.2		304.1
Total	8,714.5	2,513.9	420.7	1,141.9	323.3	324.7	(0.1)	13,438.9
	1,667.2	1,344.2	197.7	960.1	48.0	1,561.3	(1,306.4)	4,472.1

Income tax expense	475.0	518.0	64.2	285.0	18.6	89.9		1,450.7
Minority interest	151.0		30.3	323.1				504.4
Total	626.0	518.0	94.5	608.1	18.6	89.9		1,955.1
Income from continuing operations	1,041.2	826.2	103.2	352.0	29.4	1,471.4	(1,306.4)	2,517.0
Discontinued operations, net	(25.7)							(25.7)
Net income	$1,015.5	$826.2	$103.2	$352.0	$29.4	$1,471.4	$(1,306.4)	$2,491.3

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Year Ended December 31, 2005	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,568.7						$(0.1)	$7,568.6
Net investment income	1,891.9	$63.6	$1.5	$26.0	$6.0	$109.8		2,098.8
Intercompany interest and dividends						937.0	(937.0)
Investment gains (losses)	(6.5)	(2.1)		(1.2)		(3.4)		(13.2)
Manufactured products		3,567.8				184.6		3,752.4
Other	411.0	6.0	569.8	1,268.1	344.5	11.8		2,611.2
Total	9,865.1	3,635.3	571.3	1,292.9	350.5	1,239.8	(937.1)	16,017.8

Expenses:

Insurance claims and policyholders’
benefits	6,998.7							6,998.7
Amortization of deferred acquisition
costs	1,542.6							1,542.6
Cost of manufactured products sold		2,114.4				87.9		2,202.3
Other operating expenses	1,020.7	369.1	353.1	901.3	289.6	129.8	(0.1)	3,063.5
Interest	124.3	0.5	60.1	41.8	10.9	126.6		364.2
Total	9,686.3	2,484.0	413.2	943.1	300.5	344.3	(0.1)	14,171.3
	178.8	1,151.3	158.1	349.8	50.0	895.5	(937.0)	1,846.5

Income tax expense (benefit)	(100.4)	444.9	60.8	104.3	18.8	(38.0)		490.4
Minority interest	39.4		5.2	118.6				163.2
Total	(61.0)	444.9	66.0	222.9	18.8	(38.0)		653.6
Income from continuing operations	239.8	706.4	92.1	126.9	31.2	933.5	(937.0)	1,192.9
Discontinued operations, net	18.7							18.7
Net income	$258.5	$706.4	$92.1	$126.9	$31.2	$933.5	$(937.0)	$1,211.6

Notes to Consolidated Financial Statements
Note 24. Consolidating Financial Information - (Continued)

Loews Corporation
Consolidating Statement of Operations Information

	CNA		Boardwalk	Diamond	Loews	Corporate
Year Ended December 31, 2004	Financial	Lorillard	Pipeline	Offshore	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$8,208.9						$(3.7)	$8,205.2
Net investment income	1,679.5	$36.6	$0.7	$12.2	$2.3	$144.0		1,875.3
Intercompany interest and dividends						919.9	(919.9)
Investment gains (losses)	(244.5)	1.4		0.3		(13.2)		(256.0)
Manufactured products		3,347.8				167.4		3,515.2
Other	284.3		264.4	823.4	312.9	212.2		1,897.2
Total	9,928.2	3,385.8	265.1	835.9	315.2	1,430.3	(923.6)	15,236.9

Expenses:

Insurance claims and policyholders’
benefits	6,445.0							6,445.0
Amortization of deferred acquisition costs	1,679.8							1,679.8
Cost of manufactured products sold		1,965.6				79.8		2,045.4
Other operating expenses	1,158.0	380.6	153.9	815.2	278.3	131.5	(3.7)	2,913.8
Interest	123.9		30.1	30.2	5.7	140.5	(6.3)	324.1
Total	9,406.7	2,346.2	184.0	845.4	284.0	351.8	(10.0)	13,408.1
	521.5	1,039.6	81.1	(9.5)	31.2	1,078.5	(913.6)	1,828.8

Income tax expense	36.2	397.3	32.3	3.0	9.8	57.6		536.2
Minority interest	60.3			(3.3)		0.3		57.3
Total	96.5	397.3	32.3	(0.3)	9.8	57.9	-	593.5

Income (loss) from continuing operations	425.0	642.3	48.8	(9.2)	21.4	1,020.6	(913.6)	1,235.3
Discontinued operations, net	(19.5)							(19.5)
Net income (loss)	$405.5	$642.3	$48.8	$(9.2)	$21.4	$1,020.6	$(913.6)	$1,215.8

Notes to Consolidated Financial Statements

Note 25.  Subsequent Event

Subsequent to December 31, 2006 and through February 14, 2007, the holders of $438.4 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 8,943,284 shares of Diamond Offshore’s common stock.

Subsequent to December 31, 2006 and through February 14, 2007, the holders of $1.5 million accreted value at the dates of conversion, of $2.4 million aggregate principal amount at maturity, of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock.

As a result of the conversions of Diamond Offshore’s 1.5% debentures, the Company will recognize a deferred tax benefit of approximately $50.0 million in 2007 related to the release of a deferred tax liability from the interest expense imputed on these bonds for U.S. federal income tax return purposes.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. The Company estimates it will recognize a pretax gain of approximately $135.0 million on the issuance of subsidiary stock in the first quarter of 2007.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. CNA has engaged in a number of efforts to remediate the two material weaknesses in internal control over financial reporting, described in our Annual Report on Form 10-K for the period ended December 31, 2005. In the opinion of the Company’s management, the revised control processes have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness and, therefore, the control deficiencies have been fully remediated. As a result, the CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2006.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. The independent registered public accounting firm of the Company also reported on management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included on pages [58 to 61] under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2006, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I-Condensed financial information of Registrant for the years ended December 31, 2006, 2005 and 2004	L-1
Schedule II-Valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004	L-3
Schedule V-Supplemental information concerning property-casualty insurance operations for the years ended December 31, 2006, 2005 and 2004	L-4

		Exhibit
	Description	Number

3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed August 3, 2006	3.02

	By-Laws of the Registrant as amended through May 10, 2005, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed May 13, 2005	3.03

	The Carolina Group Policy Statement, incorporated herein by reference to Exhibit 3.03 to Registrant’s Report on From 10-K for the year ended December 31, 2005	3.04

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

		Exhibit
	Description	Number

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan amended and restated as of December 31, 2005, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.01

	Amended and Restated Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit B to Registrant’s Definitive Proxy Statement filed on March 25, 2005	10.02

	Amended and Restated Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on March 25, 2005	10.03

	Amended and Restated Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.04 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.04

	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed September 5, 1997	10.05

	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed February 3, 1998	10.06

	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.07

	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.08

	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.09

	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.10

	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.11

Exhibit
Description	Number

Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form10-Q for the quarter ended June 30, 1998	10.12

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.13

Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.14

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.15

Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.16

Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed November 25, 1998	10.17

Employment Agreement dated as of January 1, 1999 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.18

Amendment dated January 1, 2002 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.19

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.20

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.21

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.22

Amendment dated February 15, 2007 to Employment Agreement between Registrant and Andrew H. Tisch	10.23*

Exhibit
Description	Number

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.24

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.25

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.26

Employment Agreement dated as of January 1, 1999 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.27

Amendment dated January 1, 2002 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.28

Amendment dated January 1, 2003 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.29

Amendment dated January 1, 2004 to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.30

Amendment dated February 11, 2005, to Employment Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.31

Amendment dated February 15, 2007 to Employment Agreement between Registrant and James S. Tisch	10.32*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.33

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.34

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.35

Employment Agreement dated as of January 1, 1999 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 1998	10.36

Exhibit
Description	Number

Amendment dated January 1, 2002 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.24 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.37

Amendment dated January 1, 2003 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.38

Amendment dated January 1, 2004 to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.39

Amendment dated February 11, 2005, to Employment Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.40 to Registrant’s Report on Form 10-K for the year ended December 31, 2004	10.40

Amendment dated February 15, 2007, to Employment Agreement between Registrant and Jonathan M. Tisch	10.41*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.42

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.43

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.44

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.45

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on From 10-Q for the quarter ended March 31, 2002	10.46

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.47

Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005	10.48

Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 1999	10.49

		Exhibit
	Description	Number

	First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.50

	Second Amendment to Supplemental Retirement Agreement dated March 28, 2001 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.51

	Third Amendment to Supplemental Retirement Agreement dated February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.52

	Fourth Amendment to Supplemental Retirement Agreement dated March 31, 2003 between Registrant and Arthur L. Rebell and Fifth Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.50 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.53

	Sixth Amendment to Supplemental Retirement Agreement dated December 13, 2005 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 14, 2005	10.54

	Forms of Stock Option Certificates for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Report on Form 8-K filed September 27, 2004	10.55

	Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed January 31, 2006	10.56

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

Exhibit
	Description	Number

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(99)	Other

	Pending Tobacco Litigation	99.01*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated: February 23, 2007	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 23, 2007	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated: February 23, 2007	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated: February 23, 2007	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated: February 23, 2007	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated: February 23, 2007	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated: February 23, 2007	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated: February 23, 2007	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated: February 23, 2007	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated: February 23, 2007	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated: February 23, 2007	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated: February 23, 2007	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 23, 2007	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2006	2005
(In millions)

Current assets, principally investment in short-term instruments	$4,472.7	$2,581.0
Investments in securities	2,470.6	659.7
Investments in capital stocks of subsidiaries, at equity	12,313.4	11,645.1
Other assets	11.8	11.4
Total assets	$19,268.5	$14,897.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$928.2	$737.6
Collateral on loaned securities	750.6
Long-term debt	865.4	864.9
Deferred income tax and other	222.5	202.6
Total liabilities	2,766.7	1,805.1
Shareholders’ equity	16,501.8	13,092.1
Total liabilities and shareholders’ equity	$19,268.5	$14,897.2

STATEMENTS OF INCOME

Year Ended December 31	2006	2005	2004
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$2,381.3	$1,208.7	$1,260.0
Investment gains (losses)	9.1	(3.3)	(13.1)
Interest and other	366.5	133.1	158.7
Total	2,756.9	1,338.5	1,405.6
Expenses:
Administrative	61.1	49.7	45.2
Interest	74.8	125.9	140.2
Total	135.9	175.6	185.4
	2,621.0	1,162.9	1,220.2
Income tax expense (benefit)	104.0	(30.0)	(15.1)
Income from continuing operations	2,517.0	1,192.9	1,235.3
Discontinued operations, net	(25.7)	18.7	(19.5)
Net income	$2,491.3	$1,211.6	$1,215.8

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2006	2005	2004
(In millions)

Operating Activities:
Net income	$2,491.3	$1,211.6	$1,215.8
Adjustments to reconcile net income to net cash provided
(used ) by operating activities:
Undistributed earnings of affiliates	(1,033.8)	(358.4)	(317.4)
Investment (gains) losses	(9.1)	3.3	13.1
Provision for deferred income taxes	41.2	(14.1)	(17.9)
Changes in operating assets and liabilities-net
Receivables	13.4	7.3	27.6
Accounts payable and accrued liabilities	559.5	69.0	29.3
Federal income taxes	(69.1)	48.9	675.5
Trading securities	(1,810.9)	(264.1)	105.7
Other-net	0.6	(2.6)	(9.6)
	183.1	700.9	1,722.1

Investing Activities:
Change in investments and advances to subsidiaries	(1,948.2)	249.7	(1,790.1)
Change in collateral on loaned securities	750.6
Redemption of CNA Series H preferred stock	750.0
Purchase of CNA common stock	(264.5)
	(712.1)	249.7	(1,790.1)

Financing Activities:
Dividends paid to shareholders	(307.7)	(239.9)	(216.8)
Issuance of common stock	1,641.8	432.5	287.8
Purchases of treasury shares	(509.8)
Excess tax benefits from share-based payment arrangements	4.9
Decrease in long-term debt	(300.0)	(1,150.0)
	529.2	(957.4)	71.0

Net change in cash	0.2	(6.8)	3.0
Cash, beginning of year	0.1	6.9	3.9
Cash, end of year	$0.3	$0.1	$6.9

_____________
Notes:

(a)	Cash dividends paid to the Company by affiliates amounted to $1,306.4, $937.0, and $913.6 for the years ended December 31, 2006, 2005 and 2004, respectively.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)
	For the Year Ended December 31, 2006

Deducted from assets:
Allowance for discounts	$1.1	$136.7		$137.3(1)	$0.5
Allowance for doubtful accounts	972.2	73.9	$1.2	183.9	863.4
Allowance for deferred taxes	31.2			31.2	−
Total	$1,004.5	$210.6	$1.2	$352.4	$863.9

	For the Year Ended December 31, 2005

Deducted from assets:
Allowance for discounts	$1.1	$131.6		$131.6(1)	$1.1
Allowance for doubtful accounts	1,056.1	114.7	$0.4	199.0	972.2
Allowance for deferred taxes	43.4			12.2	31.2
Total	$1,100.6	$246.3	$0.4	$342.8	$1,004.5

	For the Year Ended December 31, 2004

Deducted from assets:
Allowance for discounts	$1.0	$135.2		$135.1(1)	$1.1
Allowance for doubtful accounts	955.1	317.1	$5.6	221.7	1,056.1
Allowance for deferred taxes	10.2	33.1	0.1		43.4
Total	$966.3	$485.4	$5.7	$356.8	$1,100.6

(1)	Discounts allowed.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2006	2005
(In millions)

Deferred acquisition costs	$1,190	$1,197
Reserves for unpaid claim and claim adjustment expenses	29,459	30,694
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.5% to 7.5%)	1,648	1,739
Unearned premiums	3,784	3,706

Year Ended December 31	2006	2005	2004
(In millions)

Net written premiums	$7,655	$7,509	$7,594
Net earned premiums	7,595	7,558	7,925
Net investment income	2,035	1,595	1,266
Incurred claim and claim adjustment expenses related to current
year	4,837	5,054	5,118
Incurred claim and claim adjustment expenses related to prior years	332	1,107	234
Amortization of deferred acquisition costs	1,534	1,541	1,641
Paid claim and claim adjustment expenses	4,165	3,541	5,401