Form 10-Q
period 2007-03-31
LOEWS CORP
filed 2007-05-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 20, 2007
Common stock, $0.01 par value	537,027,337 shares
Carolina Group stock, $0.01 par value	108,438,523 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
March 31, 2007 and December 31, 2006	3

Consolidated Condensed Statements of Income
Three months ended March 31, 2007 and 2006	4

Consolidated Condensed Statements of Shareholders’ Equity
March 31, 2007 and 2006	5

Consolidated Condensed Statements of Cash Flows
Three months ended March 31, 2007 and 2006	6

Notes to Consolidated Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	81

Item 4. Controls and Procedures	84

Part II. Other Information

Item 1. Legal Proceedings	85

Item 1A. Risk Factors	85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 6. Exhibits	86

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $34,409.3 and $36,852.6	$35,146.6	$37,569.7
Equity securities, cost of $1,028.6 and $967.0	1,359.0	1,308.8
Limited partnership investments	2,268.1	2,160.5
Other investments	26.6	27.4
Short-term investments	14,621.2	12,822.4
Total investments	53,421.5	53,888.8
Cash	128.5	133.8
Receivables	13,064.0	13,027.3
Property, plant and equipment	5,720.4	5,501.3
Deferred income taxes	605.2	620.9
Goodwill and other intangible assets	297.4	298.9
Other assets	1,798.2	1,716.5
Deferred acquisition costs of insurance subsidiaries	1,189.5	1,190.4
Separate account business	514.9	503.0
Total assets	$76,739.6	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$29,509.9	$29,636.0
Future policy benefits	6,754.8	6,644.7
Unearned premiums	3,824.0	3,783.8
Policyholders’ funds	976.8	1,015.4
Total insurance reserves	41,065.5	41,079.9
Payable for securities purchased	1,380.6	1,046.7
Collateral on loaned securities	2,914.1	3,601.5
Short-term debt	4.3	4.6
Long-term debt	5,128.1	5,567.8
Reinsurance balances payable	576.8	539.1
Other liabilities	4,832.3	5,140.2
Separate account business	514.9	503.0
Total liabilities	56,416.6	57,482.8
Minority interest	3,405.5	2,896.3
Preferred stock, $0.10 par value,
Authorized - 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized - 1,800,000,000 shares
Issued - 544,282,036 and 544,203,457 shares	5.4	5.4
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued -108,776,023 and 108,665,806 shares	1.1	1.1
Additional paid-in capital	4,058.1	4,017.6
Earnings retained in the business	12,780.9	12,098.7
Accumulated other comprehensive income	393.7	386.7
	17,239.2	16,509.5
Less treasury stock, at cost (7,261,449 shares of Loews common stock as of
March 31, 2007 and 340,000 shares of Carolina Group stock as of
March 31, 2007 and December 31, 2006)	321.7	7.7
Total shareholders’ equity	16,917.5	16,501.8
Total liabilities and shareholders’ equity	$76,739.6	$76,880.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31	2007	2006
(In millions, except per share data)

Revenues:
Insurance premiums	$1,862.3	$1,868.6
Net investment income	765.4	704.1
Investment gains (losses)	(21.3)	2.0
Gain on issuance of subsidiary stock	135.3
Manufactured products (including excise taxes of $161.7 and $163.9)	959.2	898.4
Other	958.8	771.4
Total	4,659.7	4,244.5

Expenses:
Insurance claims and policyholders’ benefits	1,447.9	1,492.0
Amortization of deferred acquisition costs	380.9	370.2
Cost of manufactured products sold	567.5	533.3
Other operating expenses	797.5	789.8
Interest	78.6	74.6
Total	3,272.4	3,259.9
	1,387.3	984.6
Income tax expense	455.3	334.2
Minority interest	165.9	104.4
Total	621.2	438.6
Income from continuing operations	766.1	546.0
Discontinued operations, net	2.2	(5.0)
Net income	$768.3	$541.0

Net income attributable to:
Loews common stock:
Income from continuing operations	$648.5	$478.4
Discontinued operations, net	2.2	(5.0)
Loews common stock	650.7	473.4
Carolina Group stock	117.6	67.6
Total	$768.3	$541.0

Basic and diluted net income per Loews common share
Income from continuing operations	$1.20	$0.86
Discontinued operations, net		(0.01)
Net income	$1.20	$0.85

Basic net income per Carolina Group share	$1.09	$0.86

Diluted net income per Carolina Group share	$1.08	$0.86

Basic weighted average number of shares outstanding:
Loews common stock	541.52	557.47
Carolina Group stock	108.38	78.23

Diluted weighted average number of shares outstanding:
Loews common stock	542.56	558.24
Carolina Group stock	108.51	78.33

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Comprehensive Income (Loss)	Loews Common Stock	Carolina Group Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income	Common Stock Held in Treasury
(In millions, except per share data)

Balance, January 1, 2006		$5.6	$0.8	$2,417.9	$10,364.4	$311.1	$(7.7)
Comprehensive income:
Net income	$541.0				541.0
Other comprehensive losses	(217.3)					(217.3)
Comprehensive income	$323.7
Dividends paid:
Loews common stock, $0.05
per share					(27.9)
Carolina Group stock, $0.455
per share					(35.6)
Purchase of Loews treasury stock							(55.7)
Issuance of Loews common stock				8.2
Issuance of Carolina Group stock				2.3
Stock-based compensation				2.3
Other				1.1
Balance, March 31, 2006		$5.6	$0.8	$2,431.8	$10,841.9	$93.8	$(63.4)

Balance, January 1, 2007		$5.4	$1.1	$4,017.6	$12,098.7	$386.7	$(7.7)
Adjustment to initially apply:
FIN No. 48 (Note 13)					(36.6)
FSP FTB 85-4-1 (Note 1)					33.7
Balance, January 1, 2007, as adjusted		5.4	1.1	4,017.6	12,095.8	386.7	(7.7)
Comprehensive income:
Net income	$768.3				768.3
Other comprehensive income	7.0					7.0
Comprehensive income	$775.3
Dividends paid:
Loews common stock, $0.063
per share					(33.9)
Carolina Group stock, $0.455
per share					(49.3)
Purchase of Loews treasury stock							(314.0)
Issuance of Loews common stock				2.1
Issuance of Carolina Group stock				2.9
Stock-based compensation				7.9
Other				1.9
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 7)				25.7
Balance, March 31, 2007		$5.4	$1.1	$4,058.1	$12,780.9	$393.7	$(321.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2007	2006
(In millions)

Operating Activities:

Net income	$768.3	$541.0
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	103.5	187.1
Changes in operating assets and liabilities, net:
Reinsurance receivables	105.4	273.5
Other receivables	(27.8)	(67.8)
Federal income tax	273.1	109.1
Prepaid reinsurance premiums	(30.5)	(100.3)
Deferred acquisition costs	0.9	(0.9)
Insurance reserves and claims	30.8	(181.5)
Reinsurance balances payable	37.7	(16.9)
Other liabilities	(578.4)	(396.8)
Trading securities	(639.9)	229.9
Other, net	(31.4)	87.1
Net cash flow operating activities - continuing operations	11.7	663.5
Net cash flow operating activities - discontinued operations	(17.9)	(4.6)
Net cash flow operating activities - total	(6.2)	658.9

Investing Activities:

Purchases of fixed maturities	(15,551.7)	(14,860.8)
Proceeds from sales of fixed maturities	16,435.1	16,338.5
Proceeds from maturities of fixed maturities	1,016.4	1,103.8
Purchases of equity securities	(70.6)	(596.5)
Proceeds from sales of equity securities	69.3	581.6
Purchases of property and equipment	(324.1)	(199.9)
Proceeds from sales of property and equipment	0.7	0.5
Change in collateral on loaned securities	(687.4)	1,022.0
Change in short-term investments	(420.9)	(3,373.9)
Change in other investments	(34.4)	(114.2)
Other, net	(34.8)
Net cash flow investing activities - continuing operations	397.6	(98.9)
Net cash flow investing activities - discontinued operations	0.6	(3.5)
Net cash flow investing activities - total	398.2	(102.4)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2007	2006
(In millions)

Financing Activities:

Dividends paid	$(83.2)	$(63.5)
Dividends paid to minority interest	(290.6)	(98.5)
Purchases of treasury shares	(314.0)	(55.7)
Issuance of common stock	4.3	8.1
Proceeds from subsidiaries’ equity issuances	307.6	0.8
Principal payments on debt	(1.0)	(43.0)
Receipts of investment contract account balances	1.4	0.8
Return of investment contract account balances	(45.8)	(344.1)
Excess tax benefits from share-based payment arrangements	4.2	2.5
Other	2.8
Net cash flow financing activities - continuing operations	(414.3)	(592.6)

Net change in cash	(22.3)	(36.1)
Net cash transactions from:
Continuing operations to discontinued operations	(0.4)	15.9
Discontinued operations to continuing operations	0.4	(15.9)
Cash, beginning of period	174.0	182.0
Cash, end of period	$151.7	$145.9

Cash, end of period:
Continuing operations	$128.5	$141.0
Discontinued operations	23.2	4.9
Total	$151.7	$145.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Accounting changes -   In March of 2006, the Financial Accounting Standards Board (“FASB”) issued FSP FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP FTB 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance,” required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB No. 85-4 created a loss upon acquisition of policies. FSP FTB 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP FTB 85-4-1 on January 1, 2007.

Prior to 2002, CNA purchased investments in life settlement contracts. Under a life settlement contract, CNA obtained the ownership and beneficiary rights of an underlying life insurance policy. CNA has elected to account for its investment in life settlement contracts using the fair value method and the initial impact upon adoption of FSP FTB 85-4-1 under the fair value method was an increase to retained earnings of $33.7 million, net of tax and minority interest.

Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Condensed Statement of Income for the three months ended March 31, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB No. 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Condensed Statement of Income when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Condensed Statement of Income. CNA’s investment in life settlement contracts of $108.0 million at March 31, 2007 is included in Other assets on the Consolidated Condensed Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Condensed Statements of Cash Flows for both periods presented.

The fair value of each life insurance policy is determined as the present value of the anticipated death benefits less anticipated premium payments for that policy. These anticipated values are determined using mortality rates and policy terms that are distinct for each insured. The discount rate used reflects current risk-free rates at applicable durations and the risks associated with assessing the current medical condition of the insured, the potential volatility of mortality experience for the portfolio and longevity risk. CNA used its own experience to determine the fair value of its portfolio of life settlement contracts. The mortality experience of this portfolio of life insurance policies may vary by quarter due to its relatively small size.

The following table details the values of life settlement contracts as of March 31, 2007.

As of March 31, 2007	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies
(In millions of dollars)

Estimated maturity during:
2007	60	$6.0	$38.0
2008	80	8.0	50.0
2009	80	8.0	49.0
2010	80	8.0	49.0
2011	80	9.0	51.0
Thereafter	1,075	69.0	538.0
Total	1,455	$108.0	$775.0

The unrealized gain (change in fair value) recognized during the first quarter of 2007 on contracts still being held on March 31, 2007 is $1.0 million. The gain recognized during the first quarter of 2007 on contracts that matured is $14.0 million.

In June of 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company adopted FIN No. 48 on January 1, 2007 and recorded a decrease to retained earnings of approximately $36.6 million, net of minority interest. Further information is included in Note 13.

In September of 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its results of operations and equity.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 159 will have on its results of operations and equity.

2.  Investments

Three Months Ended March 31	2007	2006
(In millions)

Net investment income consisted of:

Fixed maturities	$496.4	$421.3
Short-term investments	96.2	95.3
Limited partnerships	63.0	80.1
Equity securities	5.1	7.9
Income from trading portfolio	91.4	112.9
Interest expense on funds withheld and other deposits	(0.5)	(24.8)
Other	21.7	23.5
Total investment income	773.3	716.2
Investment expense	(7.9)	(12.1)
Net investment income	$765.4	$704.1

Three Months Ended March 31	2007	2006
(In millions)

Investment gains (losses) are as follows:

Fixed maturities	$(17.4)	$(10.1)
Equity securities, including short positions	3.5	7.0
Derivative instruments	(7.7)	6.9
Short-term investments	(0.1)	(2.5)
Other, including guaranteed separate account business	0.4	0.7
Investment gains (losses)	(21.3)	2.0
Gain on issuance of subsidiary stock (Note 7)	135.3
	114.0	2.0
Income tax expense	(40.6)	(5.9)
Minority interest	1.6	0.1
Investment gains (losses), net	$75.0	$(3.8)

For the three months ended March 31, 2007, other-than-temporary impairment (“OTTI”) losses of $87.0 million were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. This compared to OTTI losses for the three months ended March 31, 2006 of $10.0 million recorded primarily in the corporate and other taxable bonds sector.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
March 31, 2007	Amortized Cost	Unrealized Gains	Less Than 12 Months	Greater Than 12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations	$4,531.1	$106.5	$0.8	$1.5	$4,635.3
of government agencies
Asset-backed securities	12,606.0	32.0	23.9	128.4	12,485.7
States, municipalities and political
subdivisions-tax exempt	5,450.6	221.6	2.5	4.6	5,665.1
Corporate	6,707.7	307.0	3.3	8.5	7,002.9
Other debt	3,496.5	208.6	4.1	3.2	3,697.8
Redeemable preferred stocks	994.2	38.8			1,033.0
Fixed maturities available-for-sale	33,786.1	914.5	34.6	146.2	34,519.8
Fixed maturities, trading	623.2	6.9	1.6	1.7	626.8
Total fixed maturities	34,409.3	921.4	36.2	147.9	35,146.6
Equity securities:
Equity securities available-for-sale	351.3	256.4	0.4	0.2	607.1
Equity securities, trading	677.3	96.9	15.6	6.7	751.9
Total equity securities	1,028.6	353.3	16.0	6.9	1,359.0
Short-term investments:
Short-term investments available-for-
sale	10,138.3	1.3	0.1		10,139.5
Short-term investments, trading	4,481.7				4,481.7
Total short-term investments	14,620.0	1.3	0.1	-	14,621.2
Total	$50,057.9	$1,276.0	$52.3	$154.8	$51,126.8

December 31, 2006

Fixed maturity securities:
U.S. government and obligations of
government agencies	$5,055.6	$86.2	$2.6	$1.6	$5,137.6
Asset-backed securities	13,822.8	27.7	20.8	151.0	13,678.7
States, municipalities and political
subdivisions-tax exempt	4,915.2	236.9	1.2	4.6	5,146.3
Corporate	6,810.8	337.8	7.5	9.7	7,131.4
Other debt	3,442.7	207.6	6.6	2.0	3,641.7
Redeemable preferred stocks	885.0	27.8	0.5		912.3
Fixed maturities available-for-sale	34,932.1	924.0	39.2	168.9	35,648.0
Fixed maturities, trading	1,920.5	6.0	4.4	0.4	1,921.7
Total fixed maturities	36,852.6	930.0	43.6	169.3	37,569.7
Equity securities:
Equity securities available-for-sale	348.4	249.0	0.2	0.2	597.0
Equity securities, trading	618.6	111.6	10.4	8.0	711.8
Total equity securities	967.0	360.6	10.6	8.2	1,308.8
Short-term investments:
Short-term investments available-for-
sale	8,436.9				8,436.9
Short-term investments, trading	4,385.2	0.4	0.1		4,385.5
Total short-term investments	12,822.1	0.4	0.1	−	12,822.4
Total	$50,641.7	$1,291.0	$54.3	$177.5	$51,700.9

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at March 31, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	March 31, 2007		December 31, 2006
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$3,380.7	$27.3	$9,829.3	$23.7
7-12 months	459.3	5.7	1,267.1	11.8
13-24 months	4,795.5	92.0	5,247.9	127.4
Greater than 24 months	1,679.1	53.9	1,021.4	41.1
Total investment grade	10,314.6	178.9	17,365.7	204.0

Non-investment grade:
0-6 months	143.0	0.5	509.0	2.1
7-12 months	29.9	1.2	87.3	1.5
13-24 months	6.7	0.2	23.9	0.5
Greater than 24 months	2.3		2.3
Total non-investment grade	181.9	1.9	622.5	4.1

Total fixed maturity securities	10,496.5	180.8	17,988.2	208.1

Equity securities:
0-6 months	19.6	0.4	9.8	0.2
7-12 months			0.7
13-24 months
Greater than 24 months	2.9	0.2	2.9	0.2
Total equity securities	22.5	0.6	13.4	0.4
Total fixed maturity and equity securities	$10,519.0	$181.4	$18,001.6	$208.5

At March 31, 2007, the carrying value of available-for-sale fixed maturities was $34,519.8 million, representing 64.6% of the total investment portfolio. The net unrealized loss position associated with the available-for-sale fixed maturity portfolio included $180.8 million in gross unrealized losses, consisting of asset-backed securities which represented 84.2%, corporate bonds which represented 6.5%, municipal securities which represented 3.9%, and all other fixed maturity securities which represented 5.4%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total available-for-sale fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,253 securities which were, in aggregate, approximately 2.0% below amortized cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2007 is presented below.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 350 agency mortgage-backed pass-through securities and 3 agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position as of March 31, 2007. The aggregate severity of the unrealized loss on these securities was approximately 4.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected principal payments of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 446 securities in an unrealized loss position with over 89.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 2.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of March 31, 2007, there was no adverse change in estimated cash flows noted for the securities subject to EITF No. 99-20, which have an aggregate unrealized loss of $9.0 million and an aggregate severity of the unrealized loss of approximately 1.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2007.

Investment Commitments

As of March 31, 2007 and December 31, 2006, the Company had committed approximately $114.0 million and $109.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2007 and December 31, 2006, the Company had commitments to purchase $150.8 million and $64.0 million, and sell $45.8 million and $23.7 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $17.0 million and $29.0 million.

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

The Company has two classes of common stock: Carolina Group stock, a tracking stock intended to reflect the economic performance of a group of the Company’s assets and liabilities, called the Carolina Group, principally consisting of the Company’s subsidiary Lorillard, Inc. and Loews common stock, representing the economic performance of the Company’s remaining assets, including the interest in the Carolina Group not represented by Carolina Group stock.

The attribution of income to each class of common stock for the three months ended March 31, 2007 and 2006, was as follows:

Three Months Ended March 31	2007	2006
(In millions, except %)

Loews common stock:

Consolidated net income	$768.3	$541.0
Less income attributable to Carolina Group stock	117.6	67.6
Income attributable to Loews common stock	$650.7	$473.4

Carolina Group stock:
Income available to Carolina Group stock	$188.7	$150.1
Weighted average economic interest of the Carolina Group	62.4%	45.0%

Income attributable to Carolina Group stock	$117.6	$67.6

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares attributable to Carolina Group stock for the three months ended March 31, 2007 and 2006.

Three Months Ended March 31	2007	2006
(In millions)

Weighted average shares outstanding, basic	108.38	78.23
Stock based compensation awards	0.13	0.10
Weighted average shares outstanding, diluted	108.51	78.33

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

Three Months Ended March 31	2007	2006

Loews common stock	2,779	151,880
Carolina Group stock	556	567

For the three months ended March 31, 2007 and 2006, net income per common share attributable to Loews common stock assuming dilution is the same as basic net income per share because the impact of securities that could potentially dilute basic net income per common share was insignificant or antidilutive for the periods presented.

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.1 billion outstanding at March 31, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
March 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,448.4	$100.7	$1,549.1	$51,872.4			$53,421.5
Cash	0.8	0.9	1.7	126.8			128.5
Receivables	18.1	0.1	18.2	13,060.7	$(14.9	) (a)	13,064.0
Property, plant and
equipment	200.0		200.0	5,520.4			5,720.4
Deferred income taxes	519.3		519.3	85.9			605.2
Goodwill and other intangible
assets				297.4			297.4
Other assets	326.7		326.7	1,471.5			1,798.2
Investment in combined
attributed net assets of the
Carolina Group				1,179.1	(1,088.0	) (a)
					(91.1	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,189.5			1,189.5
Separate account business				514.9			514.9
Total assets	$2,513.3	$101.7	$2,615.0	$75,318.6	$(1,194.0)		$76,739.6

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,065.5			$41,065.5
Payable for securities
purchased				1,380.6			1,380.6
Collateral on loaned securities				2,914.1			2,914.1
Short-term debt				4.3			4.3
Long-term debt		$1,088.0	$1,088.0	5,128.1	$(1,088.0	) (a)	5,128.1
Reinsurance balances payable				576.8			576.8
Other liabilities	$1,274.4	10.6	1,285.0	3,562.2	(14.9	) (a)	4,832.3
Separate account business				514.9			514.9
Total liabilities	1,274.4	1,098.6	2,373.0	55,146.5	(1,102.9)		56,416.6
Minority interest				3,405.5			3,405.5
Shareholders’ equity	1,238.9	(996.9)	242.0	16,766.6	(91.1	) (b)	16,917.5
Total liabilities and
shareholders’ equity	$2,513.3	$101.7	$2,615.0	$75,318.6	$(1,194.0)		$76,739.6

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,767.5	$101.0	$1,868.5	$52,020.3			$53,888.8
Cash	1.2	0.3	1.5	132.3			133.8
Receivables	15.6	0.4	16.0	13,028.2	$(16.9	) (a)	13,027.3
Property, plant and
equipment	196.4		196.4	5,304.9			5,501.3
Deferred income taxes	495.7		495.7	125.2			620.9
Goodwill and other intangible
assets				298.9			298.9
Other assets	282.8		282.8	1,433.7			1,716.5
Investment in combined
attributed net assets of the				1,288.3	(1,229.7	) (a)
Carolina Group					(58.6	) (b)

Deferred acquisition costs of
insurance subsidiaries				1,190.4			1,190.4
Separate account business				503.0			503.0
Total assets	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,079.9			$41,079.9
Payable for securities
purchased				1,046.7			1,046.7
Collateral on loaned securities				3,601.5			3,601.5
Short-term debt				4.6			4.6
Long-term debt		$1,229.7	$1,229.7	5,567.8	$(1,229.7	) (a)	5,567.8
Reinsurance balances payable				539.1			539.1
Other liabilities	$1,463.9	11.5	1,475.4	3,681.7	(16.9	) (a)	5,140.2
Separate account business				503.0			503.0
Total liabilities	1,463.9	1,241.2	2,705.1	56,024.3	(1,246.6)		57,482.8
Minority interest				2,896.3			2,896.3
Shareholders’ equity	1,295.3	(1,139.5)	155.8	16,404.6	(58.6	) (b)	16,501.8
Total liabilities and
shareholders’ equity	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9
(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.7% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,862.3			$1,862.3
Net investment income	$31.5	$2.3	$33.8	754.8	$(23.2	) (a)	765.4
Investment gains (losses)	0.1		0.1	(21.4)			(21.3)
Gain on issuance of subsidiary
stock				135.3			135.3
Manufactured products	913.0		913.0	46.2			959.2
Other	0.4		0.4	958.4			958.8
Total	945.0	2.3	947.3	3,735.6	(23.2)		4,659.7

Expenses:

Insurance claims and
policyholders’ benefits				1,447.9			1,447.9
Amortization of deferred
acquisition costs				380.9			380.9
Cost of manufactured products
sold	544.3		544.3	23.2			567.5
Other operating expenses	81.8	0.1	81.9	715.6			797.5
Interest		23.2	23.2	78.6	(23.2	) (a)	78.6
Total	626.1	23.3	649.4	2,646.2	(23.2)		3,272.4

	318.9	(21.0)	297.9	1,089.4			1,387.3

Income tax expense (benefit)	116.9	(7.7)	109.2	346.1			455.3
Minority interest				165.9			165.9
Total	116.9	(7.7)	109.2	512.0			621.2

Income (loss) from operations	202.0	(13.3)	188.7	577.4			766.1
Equity in earnings of the
Carolina Group				71.1	(71.1	) (b)
Income (loss) from continuing
operations	202.0	(13.3)	188.7	648.5	(71.1)		766.1
Discontinued operations, net				2.2			2.2
Net income (loss)	$202.0	$(13.3)	$188.7	$650.7	$(71.1)		$768.3

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,868.6			$1,868.6
Net investment income	$24.8	$1.8	$26.6	709.0	$(31.5	) (a)	704.1
Investment gains (losses)	(0.6)		(0.6)	2.6			2.0
Manufactured products	854.8		854.8	43.6			898.4
Other				771.4			771.4
Total	879.0	1.8	880.8	3,395.2	(31.5)		4,244.5

Expenses:

Insurance claims and
policyholders’ benefits				1,492.0			1,492.0
Amortization of deferred
acquisition costs				370.2			370.2
Cost of manufactured products
sold	511.7		511.7	21.6			533.3
Other operating expenses	92.8	0.1	92.9	696.9			789.8
Interest		31.5	31.5	74.6	(31.5	)(a)	74.6
Total	604.5	31.6	636.1	2,655.3	(31.5)		3,259.9

	274.5	(29.8)	244.7	739.9	-		984.6

Income tax expense (benefit)	106.1	(11.5)	94.6	239.6			334.2
Minority interest				104.4			104.4
Total	106.1	(11.5)	94.6	344.0	-		438.6

Income (loss) from operations	168.4	(18.3)	150.1	395.9	-		546.0
Equity in earnings of the
Carolina Group				82.5	(82.5	) (b)
Income (loss) from continuing
operations	168.4	(18.3)	150.1	478.4	(82.5)		546.0
Discontinued operations, net				(5.0)			(5.0)
Net income (loss)	$168.4	$(18.3)	$150.1	$473.4	$(82.5)		$541.0

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$(93.2)	$(13.9)	$(107.1)	$130.7	$(29.8)	$(6.2)

Investing activities:

Purchases of property and
equipment	(13.8)		(13.8)	(310.3)		(324.1)
Change in short-term
investments	607.9	0.3	608.2	(1,029.1)		(420.9)
Other investing activities	(267.6)		(267.6)	1,552.5	(141.7)	1,143.2
	326.5	0.3	326.8	213.1	(141.7)	398.2

Financing activities:

Dividends paid	(235.0)	155.9	(79.1)	(33.9)	29.8	(83.2)
Reduction of intergroup
notional debt		(141.7)	(141.7)		141.7
Excess tax benefits from
share based compensation	1.3		1.3	2.9		4.2
Other financing activities				(335.3)		(335.3)
	(233.7)	14.2	(219.5)	(366.3)	171.5	(414.3)
Net change in cash	(0.4)	0.6	0.2	(22.5)		(22.3)
Net cash transactions from:
Continuing operations to
discontinued operations				(0.4)		(0.4)
Discontinued operations to
continuing operations				0.4		0.4
Cash, beginning of period	1.2	0.3	1.5	172.5		174.0
Cash, end of period	$0.8	$0.9	$1.7	$150.0	$-	$151.7

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$(143.4)	$(19.3)	$(162.7)	$865.0	$(43.4)	$658.9

Investing activities:

Purchases of property and
equipment	(7.8)		(7.8)	(192.1)		(199.9)
Change in short-term
investments	791.9	0.2	792.1	(4,166.0)		(3,373.9)
Other investing activities	(442.0)		(442.0)	4,015.0	(101.6)	3,471.4
	342.1	0.2	342.3	(343.1)	(101.6)	(102.4)

Financing activities:

Dividends paid	(200.0)	121.0	(79.0)	(27.9)	43.4	(63.5)
Reduction of intergroup
notional debt		(101.6)	(101.6)		101.6
Excess tax benefits from
share based compensation	0.6		0.6	1.9		2.5
Other financing activities				(531.6)		(531.6)
	(199.4)	19.4	(180.0)	(557.6)	145.0	(592.6)
Net change in cash	(0.7)	0.3	(0.4)	(35.7)		(36.1)
Net cash transactions from:
Continuing operations to
discontinued operations				15.9		15.9
Discontinued operations to
continuing operations				(15.9)		(15.9)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$1.7	$0.4	$2.1	$143.8	$-	$145.9

5.  Receivables

	March 31,	December 31,
	2007	2006
(In millions)

Reinsurance	$9,841.9	$9,947.3
Other insurance	2,535.3	2,475.8
Security sales	502.2	325.9
Accrued investment income	330.8	331.4
Other	715.3	810.8
Total	13,925.5	13,891.2
Less: allowance for doubtful accounts on reinsurance receivables	469.4	469.6
allowance for other doubtful accounts and cash discounts	392.1	394.3
Receivables	$13,064.0	$13,027.3

6.  Claim and Claim Adjustment Expense Reserves

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $32.0 million and $12.0 million for the three months ended March 31, 2007 and 2006. Catastrophe losses in the first quarter of 2007 related primarily to tornadoes and winter storms. Catastrophe losses in the first quarter of 2006 related primarily to tornadoes. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed estimates.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	March 31, 2007		December 31, 2006
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,503.0	$629.0	$2,635.0	$647.0
Ceded reserves	(1,115.0)	(220.0)	(1,183.0)	(231.0)
Net reserves	$1,388.0	$409.0	$1,452.0	$416.0

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

As of March 31, 2007 and December 31, 2006, CNA carried approximately $1,388.0 million and $1,452.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007. CNA recorded $1.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2006. CNA paid asbestos-related claims, net of reinsurance recoveries, of $64.0 million and $47.0 million for the three months ended March 31, 2007 and 2006. On February 2, 2007, CNA paid $31.0 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.

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

On February 13, 2003, CNA announced it had resolved asbestos related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow - Liptak Corporation. Under the agreement, CNA is required to pay $70.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow - Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.

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

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, many of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. The insurers have petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by various Statutes of Limitation and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of March 31, 2007 and December 31, 2006, CNA carried approximately $409.0 million and $416.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007 or 2006. CNA recorded $15.0 million and $10.0 million of current accident year losses related to mass tort for the three months ended March 31, 2007 and 2006. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $22.0 million and $37.0 million for the three months ended March 31, 2007 and 2006.

In addition to claims arising from exposure to asbestos as discussed above, CNA also has exposure arising from other mass tort claims. Such claims typically involve allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures.

Net Prior Year Development

The following table includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the three months ended March 31, 2007. The development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.

Three Months Ended March 31, 2007	Standard Lines	Specialty Lines	Other Insurance		Total
(In millions)

Pretax unfavorable net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$13.0	$7.0	$		$20.0
Total unfavorable (favorable) premium
development	(27.0)	(9.0)		2.0	(34.0)
Total unfavorable (favorable) net prior year
development (pretax)	$(14.0)	$(2.0)		$2.0	$(14.0)

The following discussion relates to net prior year development recorded for Standard Lines for the three months ended March 31, 2007.

Approximately $46.0 million of favorable premium development was recorded mainly due to additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by $30.0 million of unfavorable claim and claim adjustment expense development.

Approximately $16.0 million of unfavorable premium development was recorded due to the change in CNA’s exposure related to its participation in involuntary pools. This unfavorable premium development was partially offset by $9.0 million of favorable claim and allocated claim adjustment expense reserve development.

The following table includes the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the three months ended March 31, 2006.

Three Months Ended March 31, 2006	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax unfavorable net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$59.0	$5.0	$6.0	$70.0
APMT			1.0	1.0
Pretax unfavorable net prior year development
before impact of premium development	59.0	5.0	7.0	71.0
Total unfavorable (favorable) premium development	(49.0)	(8.0)	7.0	(50.0)
Total unfavorable (favorable) net prior year
development (pretax)	$10.0	$(3.0)	$14.0	$21.0

The following discussion relates to net prior year development recorded for Standard Lines for the three months ended March 31, 2006.

Approximately $17.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to commercial auto, monoline and package liability, primarily in accident years 2004, 2000 and prior. The change was driven by increases in individual claim case reserve estimates leading to higher results from projections that rely on case incurred loss.

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

Approximately $22.0 million of favorable claim and allocated claim adjustment expense reserve development was related to continued improvement in the severity and number of claims for property coverages, primarily in accident year 2005. The improvements in severity and frequency were substantially due to underwriting actions taken by CNA that significantly improved the results from this business.

Approximately $15.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims resulting in higher case incurred loss and higher ultimate estimates.

The remainder of the unfavorable claim and allocated claim adjustment expense reserve development in Standard Lines was primarily attributed to increased severity trends for workers’ compensation. This increased severity was due to continuing cost inflation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation were increasing medical inflation and advances in medical care. The favorable net prior year premium development was recorded mainly as a result of additional premium resulting from audits on recent policies, primarily workers’ compensation.

7.  Significant Transactions

Gain on Issuance of Subsidiary Stock

Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB No. 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB No. 51 gains or losses, respectively) either in income or in stockholders’ equity. In accordance with the election provided in SAB No. 51, the Company adopted a policy of recording such SAB No. 51 gains or losses directly to the income statement.

Diamond Offshore

In the first quarter of 2007, the holders of $438.5 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 8.9 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $1.5 million accreted value at the dates of conversion, or $2.4 million aggregate principal amount at maturity, of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. In accordance with SAB No. 51, the Company recognized a pretax gain of $138.2 million ($89.2 million after provision for deferred income taxes) on the issuance of subsidiary stock.

Prior to the conversion of Diamond Offshore’s 1.5% convertible debentures, the Company carried a deferred tax liability related to interest expense imputed on the bonds for U.S. federal income tax purposes. As a result of the conversion, the deferred tax liability was settled and a tax benefit of $25.7 million, net of minority interest, was included in shareholders’ equity as an increase in additional paid-in-capital.

Boardwalk Pipeline

In the first quarter of 2007, Boardwalk Pipeline sold 8.0 million common units at a price of $36.50 per unit in a public offering and received net proceeds of $287.9 million. In addition, the Company contributed $6.0 million to maintain its 2.0% general partner interest.  The Company’s ownership interest in Boardwalk Pipeline declined from approximately 80% to 75% as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $379.8 million at March 31, 2007, from $234.6 million at December 31, 2006. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company will defer gain recognition until the subordinated units are converted into common units.

8.  Benefit Plans

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

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31	2007	2006	2007	2006
(In millions)

Service cost	$15.8	$15.1	$2.3	$3.3
Interest cost	58.0	54.7	6.5	8.2
Expected return on plan assets	(68.0)	(60.7)	(1.2)	(1.2)
Amortization of net loss	0.8	1.9	0.3	0.5
Amortization of prior service cost (credit)	1.6	1.7	(6.8)	(8.2)
Actuarial loss	4.5	10.6	0.7	1.4
Settlement costs	3.1
Regulatory asset decrease			1.4	3.3
Net periodic benefit cost	$15.8	$23.3	$3.2	$7.3

At December 31, 2006, the Company expected to contribute $64.2 million to its pension plans and $27.3 million to its postretirement healthcare and life insurance benefit plans in 2007. As of March 31, 2007, $2.0 million of contributions have been made to pension plans and $3.0 million to postretirement healthcare and life insurance benefit plans. The Company plans to contribute an additional $62.2 million to its pension plans and $24.3 million to its postretirement healthcare and life insurance benefit plans during the remainder of 2007.

9.  Business Segments

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

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of two interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2007	2006
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,314.0	$1,347.4
Specialty Lines	789.0	751.3
Life and Group Non-Core	329.9	350.2
Other Insurance	84.1	51.6
Total CNA Financial	2,517.0	2,500.5
Lorillard	944.9	879.6
Boardwalk Pipeline	190.4	175.0
Diamond Offshore	618.9	458.7
Loews Hotels	95.3	93.4
Corporate and other	293.2	137.3
Total	$4,659.7	$4,244.5

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$238.0	$205.5
Specialty Lines	177.8	182.4
Life and Group Non-Core	(7.0)	(25.6)
Other Insurance	29.2	(7.2)
Total CNA Financial	438.0	355.1
Lorillard	318.8	275.1
Boardwalk Pipeline	80.3	69.4
Diamond Offshore	309.1	205.3
Loews Hotels	17.8	13.9
Corporate and other	223.3	65.8
Total	$1,387.3	$984.6

Three Months Ended March 31	2007	2006
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$142.1	$129.8
Specialty Lines	99.3	105.5
Life and Group Non-Core	2.6	(9.5)
Other Insurance	18.6	(8.2)
Total CNA Financial	262.6	217.6
Lorillard	201.9	168.8
Boardwalk Pipeline	39.1	35.7
Diamond Offshore	107.2	72.3
Loews Hotels	10.9	8.5
Corporate and other	144.4	43.1
Income from continuing operations	766.1	546.0
Discontinued operations	2.2	(5.0)
Total	$768.3	$541.0

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Three Months Ended March 31	2007	2006

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(28.1)	$13.2
Specialty Lines	(10.5)	3.0
Life and Group Non-Core	0.6	(11.6)
Other Insurance	16.6	4.2
Total CNA Financial	(21.4)	8.8
Corporate and other	135.4	(6.8)
Total	$114.0	$2.0

Net income (loss):

CNA Financial:
Standard Lines	$(16.3)	$8.1
Specialty Lines	(6.0)	1.8
Life and Group Non-Core	0.3	(6.9)
Other Insurance	9.6	(2.5)
Total CNA Financial	(12.4)	0.5
Corporate and other	87.4	(4.3)
Total	$75.0	$(3.8)

10.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long term health care policyholders, alleging that Continental Casualty Company (“CCC”) knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. On January 26, 2007, the court certified the case to proceed as a class action, although CCC is currently seeking review of that decision in the Ninth

Circuit Court of Appeals. CCC has denied the material allegations of the amended complaint and intends to vigorously contest the claims. In February of 2007, CCC and CNA filed motions for summary judgment seeking judgment as a matter of law in their favor. In April of 2007, the Court denied the motions for summary judgment with the exception of the motion relating to plaintiffs’ claim under the California Legal Remedies Act (“CLRA”) which was dismissed. The claim under CLRA involved a provision for claims of awards for attorneys’ fees and enhanced damages.

Numerous unresolved factual and legal issues remain that are critical to the final result with regard to the surviving claims, the outcome of which cannot be predicted with any reliability. Accordingly, the extent of losses are not readily determinable at this time. However, based on facts and circumstances presently known in the opinion of management, an unfavorable outcome would not materially adversely affect the equity of the Company, although results of operations may be adversely affected.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on April 5, 2007, the Court dismissed the plaintiffs’ complaints but gave plaintiffs another opportunity to amend their claims. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, John Hancock has reported $295.0 million of incurred losses under these Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA, although CNA believes that John Hancock’s ultimate losses will probably materially exceed incurred losses reported to date under the Treaties.

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

CNA has instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April of 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings, although the outcome of the arbitration cannot be guaranteed with any certainty.

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

APMT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 6 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 3,940 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,830 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,275 cases are pending, including approximately 190 cases against Lorillard. The 1,275 cases include approximately 1,000 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 70 of the approximately 1,000 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. The Company is a defendant in two of the class action cases. In one of the cases pending against Lorillard, Schwab v. Philip Morris USA, Inc., et al., the court has certified a nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 35 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Four such cases are pending against Lorillard and other cigarette manufacturers in the United States. Lorillard and the Company are defendants in an additional case pending in Israel.

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

Excluding the flight attendant and the consolidated West Virginia suits, approximately 325 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 140 of the 325 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in three of the actions. Two of these cases are class actions while the third is a conventional product liability case.

In addition to the above, “Filter cases” are brought by individuals, including former employees of Lorillard, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard is a defendant in approximately 25 such cases.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,275 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 190 of these cases. The Company is a defendant in one of the pending cases.

Approximately 1,000 of the 1,275 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” During the third quarter of 2006, the court dismissed Lorillard from approximately 800 IPIC cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. These dismissals are not final and it is possible some or all of these 800 dismissals could be contested in subsequent appeals noticed by the plaintiffs. Following these dismissals, Lorillard is a defendant in approximately 70 of the 1,000 IPIC cases. The Company is not a defendant in any of the IPIC cases. The court has entered a trial plan to govern the cases, and the first phase of trial is scheduled to begin on March 17, 2008.

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

Some cases against U.S. cigarette manufacturers are scheduled for trial during 2007 and beyond. It is not known whether Lorillard will be a defendant in any of the cases that may be tried in 2007. The Company is not a defendant in any of the cases scheduled for trial in 2007. The trial dates are subject to change.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. In the single trial decided for the plaintiff, the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In one of the six cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial that has not been scheduled. The five remaining cases in which defense verdicts were returned are concluded.

A trial date is scheduled in one of the flight attendant cases. Trial dates are subject to change.

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

The Engle Case - During 2006, the Florida Supreme Court issued rulings in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), that affirmed the 2003 holding of an intermediate appellate court vacating the $145.0 billion punitive damages award, including approximately $16.3 billion against Lorillard. Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to nicotine in cigarettes. The Florida Supreme Court determined that the case could not proceed further as a class action and ordered that the class is to be decertified.

Although the Florida Supreme Court’s 2006 ruling ordered class decertification, it also permits members of the former class to file individual suits, including claims for punitive damages, within a one year period that is scheduled to expire during January of 2008. The Florida Supreme Court further held that these individual plaintiffs are entitled to rely on some of the jury’s findings on a number of issues in favor of the plaintiffs in the first phase of the Engle trial. These include, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Notice of the Florida Supreme Court’s 2006 ruling has been published to the former class members. It also is possible that plaintiffs in some of the cases that were on file in Florida at the time the 2006 decision was issued will attempt to rely upon the Supreme Court’s decision as support for their claims. In addition, several individuals have filed motions to intervene in the underlying Engle case in order to assert claims for damages and to share in the funds paid as a result of an agreement, discussed below, that certain of the Engle defendants reached with the class during 2001. It is not possible to estimate the number or ultimate outcomes of lawsuits that could be filed as a result of the Florida Supreme Court’s 2006 ruling.

The Florida Supreme Court’s 2006 decision also reinstated verdicts that had awarded actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. These awards totaled approximately $2.8 million to one smoker and $4.0 million to the second, and bear interest at the rate of 10.0% per year. Lorillard’s share of either of these verdicts, if any, has not been determined.

Although some of the provisions of the Florida Supreme Court’s 2006 Engle ruling were favorable to the defendants, they have secured an extension of time to May 21, 2007 to seek review of the case by the U.S. Supreme Court.

Florida enacted legislation that limits the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle plaintiffs (the “Engle Agreement”). Two other defendants executed agreements with the plaintiffs that were similar to Lorillard’s. As a result, the class agreed to a stay of execution with respect to Lorillard and the two other defendants on its punitive damages judgment until appellate review is completed, including any review by the U.S. Supreme Court.

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of March 31, 2007, Lorillard, Inc. had a balance sheet net worth of approximately $1.2 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

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

During May of 2004, the jury returned its verdict in the trial’s second phase and awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court subsequently awarded prejudgment interest. During February of 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $312.0 million; struck the award of prejudgment interest, which totaled approximately $440.0 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana Court of Appeal has returned the case to the trial court, for further proceedings. Lorillard’s share of any judgment has not been determined. Both plaintiffs and defendants have petitioned the Louisiana Supreme Court to review the case.

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50.0 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50.0 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $12.5 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. The California Court of Appeal affirmed the dismissal during 2004 and plaintiffs have appealed to the California Supreme Court. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 35 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Among those “lights” class actions in which neither the Company nor Lorillard are defendants is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. The U.S. Supreme Court declined to review the case, and the Illinois trial court dismissed Price during December of 2006. The court has not ruled on the motion plaintiffs filed during January of 2007 that seeks an order vacating the dismissal. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters.

The Schwab case - Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). The Company is not a party to this case. Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. The federal court of appeals is reviewing the class certification order, and it has prohibited activity before the trial court until the appeal is concluded.

REIMBURSEMENT CASES - Lorillard is a defendant in the four Reimbursement cases that are pending in the U.S. and it has been named as a party to the case in Israel. The case in Israel is the only Reimbursement suit in which the Company is a party.

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

In its 2006 verdict, the court determined that the defendants, including Lorillard, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard for compliance could exceed $10.0 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

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

Lorillard recorded pretax charges of $249.1 million and $217.0 million ($157.8 million and $133.1 million after taxes) for the three months ended March 31, 2007 and 2006, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Approximately 25 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2005, Lorillard has paid, or has reached agreement to pay, a total of approximately $14.0 million in payments of judgments and settlements to finally resolve approximately 65 claims. No such cases have been tried since January 1, 2005. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

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

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument was heard on February 15, 2007. A decision has not yet been announced.

Defenses

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal should any adverse verdicts be returned against it. To the extent the Company is a defendant in any of the lawsuits described in this section, the Company believes that it is not a proper defendant in these matters and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard or the other defendants. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

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

11.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $933.0 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2007, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of March 31, 2007 and December 31, 2006, CNA has recorded approximately $28.0 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

Diamond Offshore Construction Projects

As of March 31, 2007, Diamond Offshore had purchase obligations aggregating approximately $422.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $245.0 million for the remainder of 2007 and $177.0 million in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

Pipeline Expansion Projects

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects include a 1.7 billion cubic feet (Bcf) pipeline expansion in East Texas/Mississippi, construction of a 1.6 Bcf interstate pipeline from Texas to Louisiana, a 1.2 Bcf pipeline expansion from Mississippi to Alabama, the construction of two laterals connecting its Texas Gas pipeline to transport gas for producers operating in Arkansas and Mississippi and storage expansion projects in western Kentucky and Louisiana. These projects are subject to FERC approval. As of March 31, 2007, Boardwalk Pipeline had purchase commitments of $778.8 million primarily related to its expansion projects.

12.  Discontinued Operations

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

Results of CNA’s discontinued operations were as follows:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Net investment income	$5.6	$3.9
Investment losses and other	(0.7)	(0.1)
Total revenues	4.9	3.8
Insurance related expenses	(1.3)	(9.7)
Income (loss) before income taxes and minority interest	3.6	(5.9)
Income tax (expense) benefit	(1.1)	0.4
Minority interest	(0.3)	0.5
Net income (loss) from discontinued operations	$2.2	$(5.0)

On March 3, 2007, CNA entered into an agreement to sell Continental Management Services Limited (“CMS”), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. CNA expects this transaction to be completed by the end of the second quarter of 2007, subject to customary closing conditions and regulatory approvals. In anticipation of the sale, the Company recorded an impairment loss of $26.2 million, after tax and minority interest, in 2006. The assets and liabilities subject to the sale are $227.0 million and $145.0 million at March 31, 2007. Net loss for this business was $0.9 million and $4.6 million for the three months ended March 31, 2007 and 2006. CNA’s subsidiary, The Continental Corporation, provides a guarantee for a portion of the subject liabilities related to certain marine products. The sale agreement includes provisions that significantly limit CNA’s exposure related to this guarantee.

Net assets of discontinued operations, including the assets and liabilities subject to the sale discussed above, are included in Other assets on the Consolidated Condensed Balance Sheets and were as follows:

	March 31,	December 31,
	2007	2006
(In millions)

Assets:
Investments	$319.6	$317.1
Reinsurance receivables	34.9	32.8
Cash	23.2	40.1
Other assets	7.3	2.8
Total assets	385.0	392.8

Liabilities:
Insurance reserves	301.8	307.8
Other liabilities	10.5	17.2
Total liabilities	312.3	325.0

Net assets of discontinued operations	$72.7	$67.8

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At March 31, 2007 and December 31, 2006, the insurance reserves are net of discount of $91.7 million and $94.0 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

13.  Income Taxes

The Company and its eligible subsidiaries file a consolidated federal income tax return.  The 2005 and 2006 tax years remain subject to examination by the Internal Revenue Service (“IRS”). The Company’s consolidated federal income tax return for 2005 is currently under examination by the IRS. The Company believes the outcome of this examination will not have a material effect on its financial condition or results of operations.

For 2007, the IRS has invited the Company to participate in the Compliance Assurance Process (“CAP”), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the 2007 tax return. The Company has agreed to participate. The Company believes this approach should reduce tax-related uncertainties, if any.

As discussed in Note 1, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease to beginning retained earnings on January 1, 2007 of $36.6 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $69.7 million. Included in the balance at January 1, 2007, were $51.2 million of tax positions that if recognized would affect the effective tax rate.

The Company anticipates that it is reasonably possible that payments of approximately $3.0 million will be made primarily due to the conclusion of state income tax examinations within the next 12 months. Additionally, certain state and foreign income tax returns will no longer be subject to examination and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $13.0 million.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Other operating expenses and (2) tax refund claims in Other revenues on the Consolidated Condensed Statements of Income. The Company recognizes penalties (if any) in Income tax expense (benefit) on the Consolidated Condensed Statements of Income. There is approximately $15.7 million accrued for the payment of interest and $19.3 million accrued for the payment of penalties at January 1, 2007.

14.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2007 and December 31, 2006, and consolidating statements of income information for the three months ended March 31, 2007 and 2006. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

March 31, 2007	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$45,201.6	$1,448.4	$561.9	$544.0	$18.5	$5,647.1		$53,421.5
Cash	90.6	0.8	1.4	9.8	17.0	8.9		128.5
Receivables	12,333.7	18.1	86.6	464.8	36.6	139.0	$(14.8)	13,064.0
Property, plant and equipment	262.3	200.0	2,191.2	2,674.3	367.1	25.5		5,720.4
Deferred income taxes	834.4	519.3	0.3			14.9	(763.7)	605.2
Goodwill and other intangible assets	106.0		163.5	20.3	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						12,494.9	(12,494.9)
Other assets	1,029.0	326.7	219.8	84.7	45.1	93.6	(0.7)	1,798.2
Deferred acquisition costs of
insurance subsidiaries	1,189.5							1,189.5
Separate account business	514.9							514.9
Total assets	$61,562.0	$2,513.3	$3,224.7	$3,797.9	$486.9	$18,428.9	$(13,274.1)	$76,739.6

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,066.2						$(0.7)	$41,065.5
Payable for securities purchased	1,284.5					$96.1		1,380.6
Collateral on loaned securities	2,914.1							2,914.1
Short-term debt					$4.3			4.3
Long-term debt	2,156.0		$1,351.2	$524.4	231.0	865.5		5,128.1
Reinsurance balances payable	576.8							576.8
Deferred income taxes			52.8	359.1	48.8	303.0	(763.7)
Other liabilities	2,608.5	$1,274.4	323.3	426.9	23.9	218.7	(43.4)	4,832.3
Separate account business	514.9							514.9
Total liabilities	51,121.0	1,274.4	1,727.3	1,310.4	308.0	1,483.3	(807.8)	56,416.6
Minority interest	1,418.9		780.9	1,205.7				3,405.5
Shareholders’ equity	9,022.1	1,238.9	716.5	1,281.8	178.9	16,945.6	(12,466.3)	16,917.5
Total liabilities and shareholders’ equity	$61,562.0	$2,513.3	$3,224.7	$3,797.9	$486.9	$18,428.9	$(13,274.1)	$76,739.6

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2006	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,094.2	$1,767.5	$397.9	$815.6	$9.7	$6,803.9		$53,888.8
Cash	83.9	1.2	1.1	10.2	14.8	22.6		133.8
Receivables	12,202.4	15.6	87.7	567.5	27.6	128.6	$(2.1)	13,027.3
Property, plant and equipment	240.9	196.4	2,024.4	2,653.8	362.5	23.3		5,501.3
Deferred income taxes	884.6	495.7				14.8	(774.2)	620.9
Goodwill and other intangible assets	106.0		163.5	21.8	2.6	5.0		298.9
Investments in capital stocks of
subsidiaries						12,313.4	(12,313.4)
Other assets	933.3	282.8	263.5	101.5	41.9	93.5		1,716.5
Deferred acquisition costs of
insurance subsidiaries	1,190.4							1,190.4
Separate account business	503.0							503.0
Total assets	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,079.9							$41,079.9
Payable for securities purchased	320.0				$0.2	$726.5		1,046.7
Collateral on loaned securities	2,850.9					750.6		3,601.5
Short-term debt	0.3				4.3			4.6
Long-term debt	2,155.5		$1,350.9	$964.3	231.7	865.4		5,567.8
Reinsurance balances payable	539.1							539.1
Deferred income taxes			44.4	438.6	50.0	241.2	$(774.2)
Other liabilities	2,734.1	$1,463.9	345.4	400.8	4.3	206.7	(15.0)	5,140.2
Separate account business	503.0							503.0
Total liabilities	50,182.8	1,463.9	1,740.7	1,803.7	290.5	2,790.4	(789.2)	57,482.8
Minority interest	1,349.6		484.8	1,061.9				2,896.3
Shareholders’ equity	8,706.3	1,295.3	712.6	1,304.8	168.6	16,614.7	(12,300.5)	16,501.8
Total liabilities and shareholders’ equity	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended March 31, 2007	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,862.7						$(0.4)	$1,862.3
Net investment income	608.2	$31.5	$4.6	$9.8	$0.4	$110.9		765.4
Intercompany interest and dividends						581.1	(581.1)
Investment gains (losses)	(21.4)	0.1						(21.3)
Gain on issuance of subsidiary stock				(3.0)		138.3		135.3
Manufactured products		913.0				46.2		959.2
Other	67.5	0.4	185.8	609.1	94.9	1.1		958.8
Total	2,517.0	945.0	190.4	615.9	95.3	877.6	(581.5)	4,659.7

Expenses:

Insurance claims and policyholders’
benefits	1,447.9							1,447.9
Amortization of deferred acquisition costs	380.9							380.9
Cost of manufactured products sold		544.3				23.2		567.5
Other operating expenses	215.8	81.8	93.3	299.3	74.6	33.1	(0.4)	797.5
Interest	34.4		16.8	10.5	2.9	14.0		78.6
Total	2,079.0	626.1	110.1	309.8	77.5	70.3	(0.4)	3,272.4
	438.0	318.9	80.3	306.1	17.8	807.3	(581.1)	1,387.3

Income tax expense	133.4	116.9	25.0	93.8	6.9	79.3		455.3
Minority interest	42.0		16.2	107.7				165.9
Total	175.4	116.9	41.2	201.5	6.9	79.3		621.2
Income from continuing operations	262.6	202.0	39.1	104.6	10.9	728.0	(581.1)	766.1
Discontinued operations, net	2.2							2.2
Net income	$264.8	$202.0	$39.1	$104.6	$10.9	$728.0	$(581.1)	$768.3

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended March 31, 2006	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,868.6							$1,868.6
Net investment income	570.4	$24.8	$0.5	$8.4	$0.2	$99.8		704.1
Intercompany interest and dividends						336.5	$(336.5)
Investment gains (losses)	8.8	(0.6)		(0.2)		(6.0)		2.0
Manufactured products		854.8				43.6		898.4
Other	52.7		174.5	450.3	93.2	0.7		771.4
Total	2,500.5	879.0	175.0	458.5	93.4	474.6	(336.5)	4,244.5

Expenses:

Insurance claims and policyholders’
benefits	1,492.0							1,492.0
Amortization of deferred acquisition costs	370.2							370.2
Cost of manufactured products sold		511.7				21.6		533.3
Other operating expenses	253.0	92.8	90.0	246.6	76.6	30.8		789.8
Interest	30.2		15.6	6.8	2.9	19.1		74.6
Total	2,145.4	604.5	105.6	253.4	79.5	71.5		3,259.9
	355.1	274.5	69.4	205.1	13.9	403.1	(336.5)	984.6

Income tax expense (benefit)	109.5	106.1	23.6	66.5	5.4	23.1		334.2
Minority interest	28.0		10.1	66.3				104.4
Total	137.5	106.1	33.7	132.8	5.4	23.1		438.6
Income from continuing operations	217.6	168.4	35.7	72.3	8.5	380.0	(336.5)	546.0
Discontinued operations, net	(5.0)							(5.0)
Net income	$212.6	$168.4	$35.7	$72.3	$8.5	$380.0	$(336.5)	$541.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, and these Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Consolidated net income (including both the Loews Group and Carolina Group) for the 2007 first quarter was $768.3 million, compared to $541.0 million in the 2006 first quarter. Consolidated revenues in the first quarter of 2007 amounted to $4.7 billion, compared to $4.2 billion in 2006.

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

Three Months Ended March 31	2007	2006
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$573.5	$482.0
Net investment gains (losses) (a)	75.0	(3.6)
Income from continuing operations	648.5	478.4
Discontinued operations, net	2.2	(5.0)
Net income attributable to Loews common stock	650.7	473.4
Net income attributable to Carolina Group stock	117.6	67.6
Consolidated net income	$768.3	$541.0

Net income per share:
Loews common stock
Income from continuing operations	$1.20	$0.86
Discontinued operations, net		(0.01)
Loews common stock	$1.20	$0.85
Carolina Group stock	$1.08	$0.86

(a)
Includes a gain of $89.2 million related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Net income attributable to Loews common stock for the first quarter of 2007 amounted to $650.7 million, or $1.20 per share, compared to $473.4 million, or $0.85 per share in the comparable period of the prior year. The increase in net income reflects improved results at CNA and Diamond Offshore, and net investment gains described below, partially offset by a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of Carolina Group stock in August and May of 2006.

Net income attributable to Loews common stock includes net investment gains of $75.0 million (after tax and minority interest) in the first quarter of 2007 compared to net investment losses of $3.6 million (after tax and minority interest) in the comparable period of the prior year. The results for the first quarter of 2007 included a gain of $89.2 million (after tax) related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Net income per share of Carolina Group stock for the first quarter of 2007 was $1.08 per share, compared to $0.86 per share in the comparable period of the prior year. The increase in net income per share of Carolina Group stock was due to an increase in Lorillard, Inc. net income primarily from higher effective unit prices resulting from a December 2006 price increase and lower promotion expenses (accounted for as a reduction to net sales), partially offset by a 0.9% reduction in unit sales volume. Net income attributable to Carolina Group stock reflects an increase in the number of Carolina Group shares outstanding. Carolina Group stock represented a 62.4% and 45.0% economic interest in the Carolina Group for the three months ended March 31, 2007 and 2006.

Classes of Common Stock

Our Company has two classes of common stock, Carolina Group stock and Loews common stock. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of our assets and liabilities referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are:

•	our 100% stock ownership interest in Lorillard, Inc.;

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($1.1 billion outstanding at March 31, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

Loews common stock represents the economic performance of the Company’s remaining assets, including the interest in the Carolina Group not represented by Carolina Group stock.

As of March 31, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. The Loews Group’s intergroup interest in the earnings of the Carolina Group declined from 55.0% to 37.7% for the three months ended March 31, 2007, as compared to 2006, due to the sales of Carolina Group stock by Loews in May and August of 2006.

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

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard, Diamond Offshore and Boardwalk Pipeline. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

At March 31, 2007, the book value per share of Loews common stock was $31.22, compared to $30.14 at December 31, 2006.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates and the Reserves-Estimates and Uncertainties sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2006 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is an 89% owned subsidiary.

CNA manages its property and casualty operations in two operating segments which represent CNA’s core operations: Standard Lines and Specialty Lines. The non-core operations are managed in the Life and Group Non-Core and Other Insurance segments. Standard Lines includes standard property and casualty coverages sold to small and middle market commercial businesses primarily through an independent agency distribution system, and excess and surplus lines, as well as insurance and risk management products sold to large corporations in the U.S., as well as globally. Specialty Lines includes professional, financial and specialty property and casualty products and services. Life and Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance includes the results of certain property and casualty lines of business placed in run-off. This segment also includes the results related to the centralized adjusting and settlement of asbestos, environmental pollution and mass tort (“APMT”) claims as well as the results of CNA’s participation in voluntary insurance pools, which are primarily in run-off, and various other non-insurance operations.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

Three Months Ended March 31	2007	2006
(In millions, except %)

Net written premiums	$1,081.0	$1,110.0
Net earned premiums	1,060.0	1,086.0
Net investment income	258.5	228.3
Net operating income	158.4	121.7
Net realized investment gains (losses)	(16.3)	8.1
Net income	142.1	129.8

Ratios:
Loss and loss adjustment expense	69.6%	71.8%
Expense	29.1	31.2
Dividend	0.4	0.4
Combined	99.1%	103.4%

Net written premiums for Standard Lines decreased $29.0 million for the three months ended March 31, 2007 as compared with the same period in 2006, primarily due to decreased favorable premium development. Net earned premiums decreased $26.0 million for the three months ended March 31, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 3.0% for the three months ended March 31, 2007, as compared to average rate decreases of 1.0% for the three months ended March 31, 2006 for the contracts that renewed during those periods. Retention rates of 79.0% and 80.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $12.3 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily attributable to improved net operating results, partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $36.7 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily driven by increased net investment income, favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006, and lower acquisition expenses. These increases to net operating income were partially offset by increased catastrophe losses. Catastrophe losses were $17.8 million after-tax and minority interest in the first quarter of 2007, as compared to $7.3 million after-tax and minority interest in the same period of 2006.

The combined ratio improved 4.3 points for the three months ended March 31, 2007 as compared with the same period in 2006. The loss ratio improved 2.2 points primarily due to the favorable impact of net prior year development as discussed below, partially offset by increased catastrophe losses.

The expense ratio improved 2.1 points for the three months ended March 31, 2007 as compared with the same period in 2006. This improvement was primarily due to increased ceding commissions and a change in estimate for an insurance-related assessment liability.

Favorable net prior year development of $14.0 million was recorded for the three months ended March 31, 2007, including $13.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $27.0 million of favorable premium development. Unfavorable net prior year development of $10.0 million, including $59.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $49.0 million of favorable premium development, was recorded for the three months ended March 31, 2006. Further information on Standard Lines Net Prior Year Development for the three months ended March 31, 2007 and 2006 is included in Note 6 of the Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Standard Lines.

	March 31,	December 31,
	2007	2006
(In millions)

Gross Case Reserves	$6,729.0	$6,746.0
Gross IBNR Reserves	8,207.0	8,188.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,936.0	$14,934.0

Net Case Reserves	$5,199.0	$5,234.0
Net IBNR Reserves	6,642.0	6,632.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,841.0	$11,866.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

Three Months Ended March 31	2007	2006
(In millions, except %)

Net written premiums	$650.0	$648.0
Net earned premiums	648.0	628.0
Net investment income	110.0	87.0
Net operating income	105.3	103.7
Net realized investment gains (losses)	(6.0)	1.8
Net income	99.3	105.5

Ratios:
Loss and loss adjustment expense	61.5%	59.3%
Expense	26.8	26.1
Dividend	0.2	0.2
Combined	88.5%	85.6%

Net written premiums for Specialty Lines increased $2.0 million for the three months ended March 31, 2007 as compared to the same period in 2006. Premiums written were unfavorably impacted by declining rates and decreased new business as compared to the first quarter of 2006. These unfavorable impacts were more than offset by decreased ceded premiums. Net earned premiums increased $20.0 million for the three months ended March 31, 2007 as compared with the same period in 2006, which reflects the increased net premiums over the past several quarters in Specialty Lines.

Specialty Lines averaged rate decreases of 4.0% for the three months ended March 31, 2007, as compared to flat averaged rates for the three months ended March 31, 2006 for the contracts that renewed during those periods. Retention rates of 86.0% and 88.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $6.2 million for the three months ended March 31, 2007 as compared with the same period in 2006. This decrease was attributable to reduced net realized investment results, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $1.6 million for the three months ended March 31, 2007 as compared with the same period in 2006. This increase was primarily driven by an increase in net investment income, partially offset by less favorable current accident year results.

The combined ratio increased 2.9 points for the three months ended March 31, 2007 as compared with the same period in 2006. The loss ratio increased 2.2 points, primarily due to higher current accident year loss ratios across several lines of business related to the declining rate environment.

The expense ratio increased 0.7 points for the three months ended March 31, 2007 as compared with the same period in 2006. The increase was primarily due to higher direct commissions on the mix of accounts written and reduced ceding commissions.

Favorable net prior year development of $2.0 million, including $7.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $9.0 million of favorable premium development, was recorded for the three months ended March 31, 2007. Favorable net prior year development of $3.0 million, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $8.0 million of favorable premium development, was recorded for the three months ended March 31, 2006.

The current U.S. Specialty Lines reinsurance structure is primarily quota share reinsurance which is in place through April 2007. CNA reviewed this structure and has elected not to renew this coverage upon its expiration. With CNA’s current diversification in the subject lines of business and their management of the gross limits on the business written, CNA does not believe the cost of renewing the program is commensurate with its projected benefit.

The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Specialty Lines.

	March 31,	December 31,
	2007	2006
(In millions)

Gross Case Reserves	$1,689.0	$1,715.0
Gross IBNR Reserves	4,025.0	3,814.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,714.0	$5,529.0

Net Case Reserves	$1,352.0	$1,350.0
Net IBNR Reserves	3,034.0	2,921.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,386.0	$4,271.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Three Months Ended March 31	2007	2006
(In millions)

Net earned premiums	$156.0	$163.0
Net investment income	161.0	187.1
Net operating income (loss)	2.3	(2.6)
Net realized investment gains (losses)	0.3	(6.9)
Net income (loss)	2.6	(9.5)

Net earned premiums for Life and Group Non-Core decreased $7.0 million for the three months ended March 31, 2007 as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results increased $12.1 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in net results was primarily due to improved net realized investment results and an increase in life settlement contract results. The decrease in net investment income was more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

Three Months Ended March 31	2007	2006
(In millions)

Net investment income	$78.0	$68.0
Revenues	84.1	51.6
Net operating income (loss)	9.0	(5.7)
Net realized investment gains (losses)	9.6	(2.5)
Net income (loss)	18.6	(8.2)

Revenues increased $32.5 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in revenues was primarily due to improved net realized investment results and increased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results increased $26.8 million for the three months ended March 31, 2007 as compared with the same period in 2006. The increase in net results was primarily due to increased revenues as discussed above, decreased net prior year development and a loss in 2006 related to a commutation. These favorable impacts were partially offset by an increase in interest costs on corporate debt and increased current accident year losses related to mass torts.

Unfavorable premium development of $2.0 million was recorded for the three months ended March 31, 2007. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended March 31, 2007. Unfavorable net prior year development of $14.0 million was recorded for the three months ended March 31, 2006, including $7.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $7.0 million of unfavorable premium development.

The following table summarizes the gross and net carried reserves as of March 31, 2007 and December 31, 2006 for Other Insurance.

	March 31,	December 31,
	2007	2006
(In millions)

Gross Case Reserves	$2,484.0	$2,511.0
Gross IBNR Reserves	3,291.0	3,528.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	5,775.0	$6,039.0

Net Case Reserves	$1,469.0	$1,453.0
Net IBNR Reserves	1,864.0	1,999.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,333.0	$3,452.0

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

CNA has annually performed ground up reviews of all open APMT claims to evaluate the adequacy of its APMT reserves. In performing the comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for its representation and its actuarial staff. These professionals consider, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies CNA issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations; the existence of other insurance; and reinsurance arrangements. Further information on APMT claim and claim adjustment expense reserves and net prior year development is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Asbestos

In the past several years, CNA experienced, at certain points in time, significant increases in claim counts for asbestos-related claims. The factors that led to these increases included, among other things, intensive advertising campaigns by lawyers for asbestos claimants, mass medical screening programs sponsored by plaintiff lawyers and the addition of new defendants such as the distributors and installers of products containing asbestos. In recent years, the rate of new filings has decreased. Various challenges to mass screening claimants have been successful. Historically, the majority of asbestos bodily injury claims have been filed by persons exhibiting few, if any, disease symptoms. Studies have concluded that the percentage of unimpaired claimants to total claimants ranges between 66.0% and up to 90.0%. Some courts and some state statutes mandate that so-called “unimpaired” claimants may not recover unless at some point the claimant’s condition worsens to the point of impairment. Some plaintiffs classified as “unimpaired” continue to challenge those orders and statutes. Therefore, the ultimate impact of the orders and statutes on future asbestos claims remains uncertain.

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

As a result of bankruptcies and insolvencies, CNA had in the past observed an increase in the total number of policyholders with current asbestos claims as additional defendants were added to existing lawsuits and were named in new asbestos bodily injury lawsuits. During the last few years the rate of new bodily injury claims had moderated and most recently the new claims filing rate has decreased although the number of policyholders claiming coverage for asbestos related claims has remained relatively constant in the past several years.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 79.2% and 79.6% of CNA’s total active asbestos accounts are classified as small accounts at March 31, 2007 and December 31, 2006.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2007 and December 31, 2006.

March 31, 2007	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	16	$15.0	$172.0	12.4%
Wellington	3		14.0	1.0
Coverage in place	37	36.0	79.0	5.7
Total with settlement agreements	56	51.0	265.0	19.1

Other policyholders with active accounts
Large asbestos accounts	223	7.0	257.0	18.5
Small asbestos accounts	1,062	3.0	93.0	6.7
Total other policyholders	1,285	10.0	350.0	25.2

Assumed reinsurance and pools		3.0	139.0	10.0
Unassigned IBNR			634.0	45.7
Total	1,341	$64.0	$1,388.0	100.0%

December 31, 2006	Number of Policyholders	Net Paid (Recovered) Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	15	$22.0	$171.0	11.8%
Wellington	3	(1.0)	14.0	1.0
Coverage in place	38	(18.0)	132.0	9.0
Total with settlement agreements	56	3.0	317.0	21.8

Other policyholders with active accounts
Large asbestos accounts	220	76.0	254.0	17.5
Small asbestos accounts	1,080	17.0	101.0	7.0
Total other policyholders	1,300	93.0	355.0	24.5

Assumed reinsurance and pools		6.0	141.0	9.7
Unassigned IBNR			639.0	44.0
Total	1,356	$102.0	$1,452.0	100.0%

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

CNA is involved in significant asbestos-related claim litigation, which is described in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Environmental Pollution and Mass Tort

Environmental pollution cleanup is the subject of both federal and state regulation. By some estimates, there are thousands of potential waste sites subject to cleanup. The insurance industry has been involved in extensive litigation regarding coverage issues. Judicial interpretations in many cases have expanded the scope of coverage and liability beyond the original intent of the policies. The Comprehensive Environmental Response Compensation and Liability Act

of 1980 (“Superfund”) and comparable state statutes (“mini-Superfunds”) govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “Potentially Responsible Parties” (“PRPs”). Superfund and the mini-Superfunds establish mechanisms to pay for cleanup of waste sites if PRPs fail to do so and assign liability to PRPs. The extent of liability to be allocated to a PRP is dependent upon a variety of factors. Further, the number of waste sites subject to cleanup is unknown. To date, approximately 1,500 cleanup sites have been identified by the Environmental Protection Agency (“EPA”) and included on its National Priorities List (“NPL”). State authorities have designated many cleanup sites as well.

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

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2007 and December 31, 2006.

March 31, 2007	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	9	$4.0	$6.0	2.2%
Coverage in place	18	1.0	14.0	5.0
Total with Settlement Agreements	27	5.0	20.0	7.2

Other Policyholders with Active Accounts
Large pollution accounts	111	2.0	52.0	18.8
Small pollution accounts	325	1.0	46.0	16.6
Total Other Policyholders	436	3.0	98.0	35.4

Assumed Reinsurance & Pools			32.0	11.6
Unassigned IBNR			127.0	45.8
Total	463	$8.0	$277.0	100.0%

December 31, 2006

Policyholders with Settlement Agreements
Structured settlements	11	$16.0	$9.0	3.2%
Coverage in place	18	5.0	14.0	4.9
Total with Settlement Agreements	29	21.0	23.0	8.1

Other Policyholders with Active Accounts
Large pollution accounts	115	20.0	58.0	20.4
Small pollution accounts	346	9.0	46.0	16.1
Total Other Policyholders	461	29.0	104.0	36.5

Assumed Reinsurance & Pools		1.0	32.0	11.2
Unassigned IBNR			126.0	44.2
Total	490	$51.0	$285.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three months ended March 31, 2007 and 2006 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Manufactured products	$913.0	$854.8
Net investment income	31.5	24.8
Investment gains (losses)	0.1	(0.6)
Other	0.4
Total	945.0	879.0
Expenses:
Cost of sales	544.3	511.7
Other operating	81.8	92.8
Total	626.1	604.5
	318.9	274.5
Income tax expense	116.9	106.1
Net income	$202.0	$168.4

Revenues increased by $66.0 million, or 7.5% and net income increased by $33.6 million, or 20.0%, in the three months ended March 31, 2007, as compared to the corresponding period of 2006.

The increase in revenues in the three months ended March 31, 2007, as compared to the corresponding period of 2006, is due to higher net sales of $58.2 million and higher investment income of $7.4 million. Net sales revenue increased $38.2 million due to higher average unit prices resulting from a December 2006 price increase and $34.9 million due to higher effective unit prices reflecting lower sales promotion expenses, partially offset by a decrease of $14.9 million due to a 0.9% reduction in unit sales volume, assuming prices were unchanged from the prior year. Unit sales volume in the first quarter of 2007 was impacted by wholesale customers’ purchases of additional inventory in the fourth quarter of 2006 in anticipation of a price increase.

Net income increased in the three months ended March 31, 2007, as compared to the corresponding period of 2006, due primarily to the higher revenues discussed above and lower income tax expense of $6.3 million due to the statutory increase in the tax benefit related to the manufacturer’s deduction, partially offset by higher State Settlement Agreement costs as described below.

Lorillard recorded pretax charges of $249.1 million and $217.0 million ($157.8 million and $133.1 million after taxes) for the three months ended March 31, 2007 and 2006, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $32.1 million pretax increase in tobacco settlement costs in the three months ended March 31, 2007 is due to an increase in the base payment ($23.9 million) effective January 1, 2007, the impact of the inflation adjustment ($8.7 million) and other adjustments ($2.0 million), partially offset by lower gross unit sales ($2.5 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 4.2% in the first three months of 2007 as compared with the corresponding period of 2006. Industry sales for premium brands were 72.1% of the total market in the three months ended March 31, 2007, as compared to 72.3% in the corresponding period of 2006.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 0.9% in the three months ended March 31, 2007, as compared to the corresponding period of 2006. Domestic wholesale volume decreased 1.0% in the three months ended March 31, 2007, as compared to the corresponding period of 2006. Total Newport unit sales volume decreased 0.5% and domestic volume decreased 0.6% in the three months ended March 31, 2007, as compared with the corresponding period of 2006. The negative unit volume shipment results in the first quarter of 2007 was due to increased purchases by wholesalers in the fourth quarter of 2006 in anticipation of the industry price increase that occurred in December 2006. On-going competitive promotions and the availability of deep discount brands also continue to affect these results.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5 % to an estimated 12.9% for the first quarter of 2007. Deep discount brands increased by a 0.5 share point for the first quarter 2007 as compared to the first quarter 2006, and continue to be a significant competitive factor in the domestic U.S. market.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $9.1 million and $17.5 million for the first three months of 2007 and 2006, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

Selected Market Share Data

Three Months Ended March 31	2007	2006
(Units in billions)

Total domestic Lorillard unit volume (1)	8.387	8.468
Total domestic industry unit volume (1)	84.265	87.990

Lorillard’s share of the domestic market (1)	10.0%	9.6%
Lorillard’s premium segment as a percentage of its
total domestic volume (1)	94.9%	95.1%
Lorillard’s share of the premium segment (1)	13.1%	12.7%

Newport share of the domestic market (1)	9.2%	8.8%
Newport share of the premium segment (1)	12.7%	12.2%
Total menthol segment market share for the industry (2)	28.5%	28.1%
Total discount segment market share for the industry (1)	27.9%	27.7%
Newport’s share of the menthol segment (2)	33.6%	33.0%
Newport as a percentage of Lorillard’s (3):
Total volume	92.4%	92.0%
Net sales	94.0%	93.3%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 - Legal Proceedings of our 2006 Annual Report on Form 10-K and Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound rate of approximately 2.6% over the 12 months ending March 1998 through the 12 months ending March 2007, according to information provided by MSAI.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first three months of 2007, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In the first three months of 2007, excise tax increases of $1.00 per pack were implemented in three states. Proposals continue to be made to increase federal, state and local excise taxes. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 75% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2007 and 2006 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Operating	$185.8	$174.5
Net investment income	4.6	0.5
Total	190.4	175.0
Expenses:
Operating	93.3	90.0
Interest	16.8	15.6
Total	110.1	105.6
	80.3	69.4
Income tax expense	25.0	23.6
Minority interest	16.2	10.1
Net income	$39.1	$35.7

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

Total revenues increased by $15.4 million to $190.4 million for the three months ended March 31, 2007, compared to $175.0 million for the three months ended March 31, 2006. Operating revenues increased primarily due to a $5.9 million increase in transportation fees due to revenues from the Carthage, Texas to Keatchie, Louisiana pipeline expansion project which was placed in service at the end of 2006 and strong demand for firm transportation services due to wide basis differentials primarily between South and East Texas and other points on Boardwalk Pipeline’s system. Operating revenues also included a $5.9 million increase driven primarily from higher fuel revenues from increased throughput and retained volumes and a $3.0 million increase in PAL services mainly due to favorable natural gas price spreads and volatility in forward natural gas prices.

Net income increased by $3.4 million to $39.1 million in the first quarter of 2007, as compared to $35.7 million in the first quarter of 2006, primarily due to the increased revenues discussed above, partially offset by a $6.1 million increase in minority interest expense and a $3.3 million increase in operating expenses. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units in the fourth quarter of 2006. Operating expenses in the first quarter of 2007 include a $3.1 million special termination benefit charge recognized as a result of an early retirement incentive program and a $2.8 million increase in property and other taxes resulting primarily from the absence of a prior year benefit for franchise taxes associated with the change in tax status. Operating expenses also reflect a $2.1 million loss associated with derivatives on storage gas volumes, a $1.6 million increase in administrative expenses and outside services mainly due to growth in operations and regulatory compliance and a $1.2 million increase in depreciation and amortization. These increases were partially offset by a $5.5 million decline in employee labor and benefit costs as a result of the early retirement plan in the second half of 2006. Interest expense increased by $1.2 million, primarily due to senior notes issued in November of 2006.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 51% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2007 and 2006 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Operating	$609.1	$450.3
Net investment income	9.8	8.4
Investment gains (losses)	(3.0)	(0.2)
Total	615.9	458.5
Expenses:
Operating	299.3	246.6
Interest	10.5	6.8
Total	309.8	253.4
	306.1	205.1
Income tax expense	93.8	66.5
Minority interest	107.7	66.3
Net income	$104.6	$72.3

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

Revenues increased by $157.4 million, or 34.3%, and net income increased by $32.3 million in the three months ended March 31, 2007, as compared to the corresponding period of 2006.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $131.2 million in the three months ended March 31, 2007, as compared to the corresponding period of 2006. The increase primarily reflects increased dayrates of $138.0 million, partially offset by decreased utilization of $4.3 million and a $2.5 million decrease in lump-sum fees received from customers for rig modifications and amortized mobilization fees.

Revenues from jack-up rigs increased $24.1 million in the three months ended March 31, 2007, due primarily to increased dayrates of $36.3 million, partially offset by decreased utilization of $13.2 million.

Interest expense increased $3.7 million in the first three months of 2007, primarily due to an $8.9 million write off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock, which was partially offset by reduced interest expense as a result of these conversions.

Net income increased in the three months ended March 31, 2007, due to revenue increases as noted above, partially offset by increased contract drilling expenses.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2007 and 2006 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Operating	$94.9	$93.2
Net investment income	0.4	0.2
Total	95.3	93.4
Expenses:
Operating	74.6	76.6
Interest	2.9	2.9
Total	77.5	79.5
	17.8	13.9
Income tax expense	6.9	5.4
Net income	$10.9	$8.5

Revenues increased by $1.9 million, or 2.0%, and net income increased by $2.4 million in the three months ended March 31, 2007, as compared to the corresponding period of 2006.

Revenues and net income increased due to an increase in revenue per available room to $177.76, compared to $165.98 in the prior year, reflecting improvements in average room rates of $22.74, or 10.4%, and higher equity income of $0.8 million. These increases were partially offset by a 2.3% decrease in occupancy rates.

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

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2007 and 2006 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2007	2006
(In millions)

Revenues:
Manufactured products	$46.2	$43.6
Net investment income	110.9	99.8
Investment gains (losses)	138.3	(6.0)
Other	0.7	0.7
Total	296.1	138.1
Expenses:
Cost of sales	23.2	21.6
Operating	32.7	30.8
Interest	14.0	19.1
Total	69.9	71.5
	226.2	66.6
Income tax expense (benefit)	79.3	23.1
Net income (loss)	$146.9	$43.5
Revenues increased by $158.0 million and net income increased by $103.4 million in the three months ended March 31, 2007, as compared to the corresponding period of 2006.

Revenues and net income increased in the three months ended March 31, 2007, as compared to the corresponding period of 2006, due primarily to increased investment gains of $144.3 million and higher net investment income of $11.1 million. Investment gains for 2007 include a $141.2 million pretax gain ($91.8 million after tax) from the issuance of Diamond Offshore common stock related to the conversion of $438.5 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock. The increase in investment income is primarily due to the performance of the Company’s trading portfolio and improved yields on higher invested amounts.

Net income for the three months ended March 31, 2007, also benefited from lower corporate interest expenses due to the maturity of $300.0 million principal amount of 6.8% notes in December of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2007, net cash provided by operating activities was $217.0 million as compared with $626.0 million for the same period in 2006. The decrease in cash provided by operating activities is primarily related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA. The policyholder fund withdrawals are reflected as financing cash outflows.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the three months ended March 31, 2007, net cash used by investing activities was $201.0 million as compared with $307.0 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments.

For the three months ended March 31, 2007, net cash used by financing activities was $26.0 million as compared with $343.0 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as return of investment contract account balances on the Consolidated Condensed Statements of Cash Flows.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its working capital needs.

Dividends

On April 25, 2007, CNA’s Board of Directors declared a quarterly dividend of $0.10 per share, payable June 11, 2007 to shareholders of record on May 11, 2007. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints. CNA’s ability to pay dividends is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. During 2007, CCC is able to pay approximately $556.0 million of dividend payments that are not subject to prior approval.

Regulatory Matters

CNA previously established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this plan is the merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary. Subject to regulatory approval, this remaining phase is planned to be completed effective December 31, 2007.

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

Subsequent to receipt of the SEC subpoena, CNA produced documents and provided additional information at the SEC’s request. In addition, the SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of CNA’s current and former executives relating to the restatement of CNA’s financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. The SEC also requested information relating to CNA’s restatement in 2006 of prior period results. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatements of the financial results are possible.

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

Lorillard’s cash payment under the State Settlement Agreements in the three months ended March 31, 2007 was $578.8 million. In addition, in April 2007, Lorillard deposited $110.9 million in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $110.9 million reduction is based upon the OPMs collective loss of market share in 2004. In April of 2006, Lorillard had previously deposited $108.0 million in the same escrow account discussed above, which was based on a loss of market share in 2003 to non-participating manufacturers.

Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in March and April of 2007, Lorillard anticipates the additional amount payable in 2007 will be approximately $240.0 million to $290.0 million, primarily based on 2007 estimated industry volume.

See Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

   Lorillard’s cash and investments, net of receivables and payables, totaled $1,449.2 million and $1,768.7 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, 83.5% of Lorillard’s cash and investments were invested in short-term securities.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash outflow of $93.2 million for the three months ended March 31, 2007, compared to a net cash outflow of $143.4 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At March 31, 2007 and December 31, 2006, cash and investments amounted to $563.3 million and $399.0 million, respectively. Cash flow from operating activities for the three months ended March 31, 2007 amounted to $77.3 million, compared to $73.3 million in the first three months of 2006. In the three months ended March 31, 2007 and 2006, Boardwalk Pipeline’s capital expenditures were $162.1 million and $21.8 million, respectively.

Boardwalk Pipeline is currently engaged in several major pipeline and storage expansion projects that will require the investment of approximately $3.4 billion of capital resources from 2007 to 2009 (before taking into account any potential equity contribution by a foundation shipper in Gulf Crossing Pipeline or the exercise of customer options for additional capacity). The pipeline expansion projects will transport natural gas supplies from the Bossier Sands, Barnett Shale, Fayetteville Shale and the Caney/Woodford Shale areas in East Texas, Arkansas and Oklahoma to existing or new assets and third-party interstate pipeline interconnects. For more information on Boardwalk Pipeline’s expansion projects, please read “Expansion Projects” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, Boardwalk Pipeline was in compliance with all the covenant requirements under its credit agreement and no funds were drawn under this facility. In April of 2007, Boardwalk Pipeline’s revolving credit facility was amended to increase the aggregate commitments from $400.0 million to $700.0 million and to extend the term to June 29, 2012, among other modifications. In April of 2007, Boardwalk Pipeline issued letters of credit for $221.5 million to support certain obligations associated with its Fayetteville Shale expansion project which reduced the available capacity under the facility.

In the first quarter of 2007, Boardwalk Pipeline sold 8.0 million common units at a price of $36.50 per unit in a public offering and received net proceeds of $287.9 million. In addition, we contributed $6.0 million to maintain our 2.0% general partner interest. The proceeds will be used to finance its expansion activities.

For the year ending December 31, 2007, Boardwalk Pipeline expects to make capital expenditures of approximately $1.9 billion, of which it expects approximately $1.8 billion for the expansion projects discussed above and approximately $60.0 million to be for maintenance capital. The amount of expansion capital Boardwalk Pipeline expends in 2007 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline expects to fund its 2007 maintenance capital expenditures from operating cash flows and its expansion capital expenditures with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities.

During the three months ended March 31, 2007, Boardwalk Pipeline paid cash distributions of $0.415 per limited partner unit or a total of $46.1 million, including distributions to its general partner.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $553.8 million at March 31, 2007 compared to $825.8 million at December 31, 2006. In the first three months of 2007, Diamond Offshore paid cash dividends totaling $570.7 million, consisting of a special cash dividend of $553.4 million and its regular quarterly cash dividend of $17.3 million.

    Cash provided by operating activities was $379.6 million in the first three months of 2007, compared to $133.2 million in the comparable period of 2006. The increase in cash flow from operations is the result of higher average dayrates as a result of an increase in worldwide demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction in 2007 will be approximately $245.0 million. As of March 31, 2007, Diamond Offshore had spent approximately $451.2 million for the upgrade costs for two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $240.0 million in the remainder of 2007. As of March 31, 2007, Diamond Offshore had spent approximately $66.0 million for capital additions.

In addition to anticipated capital spending for rig upgrades, new construction and in connection with Diamond Offshore’s capital maintenance program, Diamond Offshore has committed to spend approximately $65.0 million towards the modification of two of its intermediate semisubmersible rigs. These modifications are required to meet contract specifications for each of the drilling rigs.

In the first quarter of 2007, the holders of $438.5 million principal amount of Diamond Offshore’s 1.5% Debentures converted their outstanding debentures into 8.9 million shares of Diamond Offshore’s common stock.

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

    Diamond Offshore has made arrangements to renew its principal insurance policies effective May 1, 2007. For physical damage coverage, Diamond Offshore’s deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). For physical damage due to named windstorms in the U.S. Gulf of Mexico, there is an annual aggregate limit of $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.

Loews Hotels

Cash and investments increased to $35.5 million at March 31, 2007 from $24.5 million at December 31, 2006. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2007 totaled $5.6 billion, as compared to $5.3 billion at December 31, 2006. The increase in net cash and investments is primarily due to the receipt of $581.1 million in dividends from subsidiaries which includes $280.4 million from a Diamond Offshore special dividend, partially offset by $83.2 million of dividends paid to our shareholders and $314.0 million related to repurchases of our common stock.

As of March 31, 2007, there were 537,020,587 shares of Loews common stock outstanding and 108,436,023 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During the three months ended March 31, 2007, we purchased 7.3 million shares of Loews common stock at an aggregate cost of $314.0 million.

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

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2007	2006
(In millions)

Fixed maturity securities	$496.4	$415.2
Short-term investments	49.5	65.1
Limited partnerships	52.1	73.5
Equity securities	5.1	6.1
Income from trading portfolio (a)	2.8	42.3
Interest on funds withheld and other deposits	(0.5)	(24.8)
Other	10.7	3.0
Total investment income	616.1	580.4
Investment expense	(7.9)	(10.0)
Net investment income	$608.2	$570.4

(a)	The change in net unrealized gains on trading securities, included in net investment income, was $2.0 million for the three months ended March 31, 2007 and 2006.

Net investment income increased by $37.8 million for the three months ended March 31, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base, improved period over period yields and a reduction of interest expense on funds withheld and other deposits. During 2006, CNA commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. These increases were partially offset by a decrease in net investment income from limited partnerships and the trading portfolio. The decrease in income from the trading portfolio was largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income.

The bond segment of the investment portfolio yielded approximately 5.8% and 5.3% for the three months ended March 31, 2007 and 2006.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2007	2006
(In millions)

Fixed maturity securities:
U.S. Government bonds	$1.7	$3.8
Corporate and other taxable bonds	25.0	(19.7)
Tax-exempt bonds	(11.5)	25.4
Asset-backed bonds	(32.7)	(9.4)
Redeemable preferred stock	0.1	(0.2)
Total fixed maturity securities	(17.4)	(0.1)
Equity securities	3.5	3.0
Derivative securities	(7.7)	6.9
Short-term investments	(0.2)	(1.7)
Other invested assets, including dispositions	0.3
Allocated to participating policyholders’ and
minority interests	0.1	0.7
Total realized investment gains (losses)	(21.4)	8.8
Income tax (expense) benefit	7.4	(8.3)
Minority interest	1.6
Net realized investment gains (losses)	$(12.4)	$0.5

Net realized investment results decreased by $12.9 million for the three months ended March 31, 2007 compared with the same period of 2006. The decrease in net realized investment results was primarily driven by an increase in interest rate related other-than-temporary impairment (“OTTI”) losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the three months ended March 31, 2007, OTTI losses of $50.7 million were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. This compares to OTTI losses for the three months ended March 31, 2006 of $6.4 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was largely offset by an increase in net realized results in the corporate and other taxable bonds sector.

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27.0 million as of March 31, 2007. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association (“ISDA”) Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2007, CNA provided $39.0 million of cash as collateral for over-the-counter derivative instruments.

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, CNA segregates assets for asset/liability management purposes.

CNA classifies its fixed maturity securities and its equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income.

The following table provides further detail of gross realized gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities:

Three Months Ended March 31	2007	2006
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$98.0	$77.0
Gross realized losses	(115.0)	(77.0)
Net realized losses on fixed maturity securities	(17.0)
Equity securities:
Gross realized gains	7.0	4.0
Gross realized losses	(4.0)	(1.0)
Net realized gains on equity securities	3.0	3.0
Net realized gains (losses) on fixed maturity
and equity securities	$(14.0)	$3.0

The following table provides details of the largest realized losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Issuer Description and Discussion	Fair Value Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to inflationary outlook and asset class
reallocation.	$3,590.0	$18.0	0-6
Total	$3,590.0	$18.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	March 31, 2007		December 31, 2006
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$4,635.0	10.3%	$5,138.0	11.6%
Asset-backed securities	12,484.0	27.6	13,677.0	31.0
States, municipalities and political subdivisions-
tax-exempt	5,665.0	12.5	5,146.0	11.7
Corporate securities	7,003.0	15.5	7,132.0	16.2
Other debt securities	3,699.0	8.2	3,642.0	8.2
Redeemable preferred stock	1,033.0	2.3	912.0	2.1
Total fixed maturity securities available-for-sale	34,519.0	76.4	35,647.0	80.8
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	3.0		2.0
Asset-backed securities	57.0	0.1	55.0	0.1
Corporate securities	120.0	0.3	133.0	0.3
Other debt securities	19.0		14.0
Redeemable preferred stock	1.0
Total fixed maturity securities trading	200.0	0.4	204.0	0.4
Equity securities available-for-sale:
Common stock	461.0	1.0	452.0	1.0
Preferred stock	146.0	0.3	145.0	0.4
Total equity securities available-for-sale	607.0	1.3	597.0	1.4
Equity securities trading	66.0	0.1	60.0	0.1
Short-term investments available-for-sale	7,671.0	17.0	5,538.0	12.6
Short-term investments trading	175.0	0.4	172.0	0.4
Limited partnerships	1,940.0	4.3	1,852.0	4.2
Other investments	25.0	0.1	26.0	0.1
Total general account investments	$45,203.0	100.0%	$44,096.0	100.0%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a total net unrealized gain of $991.0 million at March 31, 2007 compared with a net unrealized gain of $966.0 million at December 31, 2006. The unrealized position at March 31, 2007 was comprised of a net unrealized gain of $734.0 million for fixed maturities, a net unrealized gain of $256.0 million for equity securities and a net unrealized gain of $1.0 million for short-term securities. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716.0 million for fixed maturities, a net unrealized gain of $249.0 million for equity securities and a net unrealized gain of $1.0 million for short-term securities. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

CNA’s investment policies for both the general account and separate account emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The following table provides the composition of fixed maturity securities with an unrealized loss at March 31, 2007 in relation to the total of all fixed maturity securities with an unrealized loss by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	12.0%	4.0%
Due after one year through five years	43.0	41.0
Due after five years through ten years	24.0	28.0
Due after ten years	21.0	27.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale at March 31, 2007 that were in a gross unrealized loss position had a fair value of $182.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2007 and December 31, 2006.

	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
March 31, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$143.0	$1.0				$1.0
7-12 months	30.0	1.0				1.0
13-24 months	7.0
Greater than 24 months	2.0
Total non-investment grade	$182.0	$2.0	$-	$-	$-	$2.0

December 31, 2006

Fixed maturity securities:
Non- investment grade:
0-6 months	$509.0	$2.0				$2.0
7-12 months	87.0	1.0	$1.0			2.0
13-24 months	24.0
Greater than 24 months	2.0
Total non-investment grade	$622.0	$3.0	$1.0	$-	$-	$4.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2007 or December 31, 2006. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

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

The general account portfolio consists primarily of high quality bonds, 90.1% and 90.9% of which were rated as investment grade (rated BBB or higher) at March 31, 2007 and December 31, 2006.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	March 31, 2007		December 31, 2006
(In millions of dollars)

U.S. Government and affiliated agency securities	$4,765.0	14.1%	$5,285.0	15.1%
Other AAA rated	15,386.0	45.7	16,311.0	46.7
AA and A rated	5,364.0	15.9	5,222.0	15.0
BBB rated	4,866.0	14.4	4,933.0	14.1
Non investment-grade	3,304.0	9.9	3,188.0	9.1
Total	$33,685.0	100.0%	$34,939.0	100.0%

At March 31, 2007 and December 31, 2006, approximately 95.0% and 96.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s or Moody’s Investors Service. The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2007 was $220.0 million which represents 0.5% of our total investment portfolio. These securities were in a net unrealized gain position of $137.0 million at March 31, 2007. Of these securities, 86.0% were priced by unrelated third party sources.

Included in CNA’s general account fixed maturity securities at March 31, 2007 were $12,541.0 million of asset-backed securities, at fair value, consisting of approximately 63.0% in collateralized mortgage obligations (“CMOs”), 25.0% in corporate asset-backed obligations, 11.0% in corporate mortgage-backed pass-through certificates and 1.0% in U.S. Government agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are primarily priced by a third party pricing service. Of the total asset-backed holdings, less than 8.0% have an exposure to sub prime mortgage collateral. The sub prime securities that are not investment grade are 0.3% of the total asset-backed holdings.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	March 31,	December 31,
	2007	2006
(In millions)

Short-term investments available-for-sale:
Commercial paper	$2,532.0	$923.0
U.S. Treasury securities	1,056.0	1,093.0
Money market funds	413.0	196.0
Other, including collateral held related to securities lending	3,670.0	3,326.0
Total short-term investments available-for-sale	7,671.0	5,538.0

Short-term investments trading:
Commercial paper	41.0	43.0
U.S. Treasury securities	1.0	2.0
Money market funds	133.0	127.0
Total short-term investments trading	175.0	172.0

Total short-term investments	$7,846.0	$5,710.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $2,914.1 million and $2,850.9 million at March 31, 2007 and December 31, 2006, respectively.

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

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 159 will have on our results of operations and equity.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Report as well as some statements in periodic press releases and some oral statements made by our officials and our subsidiaries during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries, which may be provided by management are also forward-looking statements as defined by the Act.

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

•	the risks and uncertainties associated with CNA’s loss reserves as outlined under “Critical Accounting Estimates, Reserves - Estimates and Uncertainties” in the MD&A portion of this Report;

•	the level of success in integrating acquired businesses and operations, and in consolidating, or selling existing ones;

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

•
potential changes in accounting policies by the Financial Accounting Standards Board, the SEC or regulatory agencies for any of our subsidiaries’ industries which may cause us or our subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure our and our subsidiaries’ business or financial performance;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2007 and December 31, 2006, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2007 and December 31, 2006 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $321.8 million and $559.9 million at March 31, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $343.4 million and $352.9 million at March 31, 2007 and December 31, 2006, respectively.

Equity Price Risk - We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at March 31, 2007 and December 31, 2006, with all other variables held constant.

Foreign Exchange Rate Risk - Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2007 and December 31, 2006, with all other variables held constant.

Commodity Price Risk - We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at March 31, 2007 and December 31, 2006.

Credit Risk - We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of March 31, 2007, the amount of gas loaned out was approximately 36.9 trillion British thermal units (“TBtu”) and, assuming an average market price during March 2007 of $7.07 per million British thermal units (“MMBtu”), the market value of gas loaned out at March 31, 2007 would have been approximately $260.9 million. As of December 31, 2006, the amount of gas loaned out was approximately 15.1 TBtu and, assuming an average market price during December 2006 of $6.81 per MMBtu, the market value of gas loaned out at December 31, 2006 would have been approximately $102.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
(In millions)

Equity markets (1):
Equity securities (a)	$729.2	$685.5	$(182.0)	$(171.0)
Futures - short			72.0
Options - purchased	22.4	25.9	4.0	(1.0)
- written	(3.8)	(13.0)	(1.0)	9.0
Warrants	0.3	0.4
Short sales	(60.5)	(61.9)	15.0	15.0
Limited partnership investments	357.5	343.2	(29.0)	(27.0)

Interest rate (2):
Futures - long			1.0
Futures - short			(49.0)	(29.0)
Interest rate swaps - short				21.0
Interest rate swaps - long		(0.5)		(4.0)
Fixed maturities - long	626.8	1,921.7	24.0	(38.0)
Short-term investments	4,481.7	4,385.5
Other derivatives		2.2	(2.0)	9.0

Commodities (3):
Options - purchased		0.5		(1.0)
- written		(0.1)		1.0

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) a decrease in interest rates of 100 basis points at March 31, 2007 and an increase in interest rates of 100 basis points at December 31, 2006 and (3) an increase in commodity prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(163.0) and $(162.0) at March 31, 2007 and December 31, 2006, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$607.1	$597.0	$(152.0)	$(149.0)
Separate accounts	41.7	41.4	(10.0)	(10.0)
Limited partnership investments	1,910.6	1,817.3	(151.0)	(143.0)

Interest rate (2):
Fixed maturities (a)(b)	34,519.8	35,648.0	(1,930.0)	(1,959.0)
Short-term investments (a)	10,139.5	8,436.9	(6.0)	(5.0)
Other invested assets	15.9	21.3
Other derivative securities	8.3	4.6	201.0	190.0
Separate accounts (a):
Fixed maturities	429.7	433.1	(21.0)	(21.0)
Short-term investments	27.2	21.4
Debt	(5,189.0)	(5,443.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(264.0) and $(283.0) at March 31, 2007 and December 31, 2006, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(257.0) and $(227.0) at March 31, 2007 and December 31, 2006, respectively.

Item 4.  Controls and Procedures.

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2007, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

1.  Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.  Tobacco Related.

Information with respect to tobacco related legal proceedings is incorporated by reference to Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2006. Additional developments in relation to the foregoing are described below and incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “Diamond Offshore significantly increased insurance deductibles and has elected to self-insure for a portion of its liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.” is amended and restated in its entirety as follows:

Diamond Offshore is self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

    Diamond Offshore has made arrangements to renew its principal insurance policies effective May 1, 2007. For physical damage due to named windstorms in the U.S. Gulf of Mexico, Diamond Offshore’s deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125.0 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to Diamond Offshore’s rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending April 30, 2008 is limited to $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

January 1, 2007 -
January 31, 2007	754,600	$41.06	N/A	N/A
February 1, 2007 -
February 28, 2007	2,239,149	43.64	N/A	N/A
March 1, 2007
March 31, 2007	4,267,700	43.42	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Loews Corporation 2000 Stock Option Plan as amended through April 10, 2007	10.1*

Carolina Group 2002 Stock Option Plan as amended through April 10, 2007	10.2*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

Pending Tobacco Litigation, incorporated by reference to Exhibit 99.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2006	99.1

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: April 30, 2007	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)