Form 10-Q
period 2007-06-30
LOEWS CORP
filed 2007-08-01
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ____________  to  _____________

Commission File Number 1-6541

LOEWS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2646102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, N.Y. 10065-8087
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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at July 20, 2007
Common stock, $0.01 par value	535,189,548 shares
Carolina Group stock, $0.01 par value	108,443,641 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
30, 2007 and December 31, 2006	3

Consolidated Condensed Statements of Income
Three and six months ended June 30, 2007 and 2006	4

Consolidated Condensed Statements of Shareholders’ Equity
June 30, 2007 and 2006	6

Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2007 and 2006	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3. Quantitative and Qualitative Disclosures about Market Risk	92

Item 4. Controls and Procedures	94

Part II. Other Information

Item 1. Legal Proceedings	95

Item 1A. Risk Factors	95

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 4. Submission of Matters to a Vote of Security Holders	100

Item 6. Exhibits	101

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $36,019.2 and $36,852.6	$36,217.8	$37,569.7
Equity securities, cost of $1,092.1 and $967.0	1,430.3	1,308.8
Limited partnership investments	2,352.3	2,160.5
Other investments	66.2	27.4
Short-term investments	14,248.2	12,822.4
Total investments	54,314.8	53,888.8
Cash	137.1	133.8
Receivables	14,527.4	13,027.3
Property, plant and equipment	5,989.1	5,501.3
Deferred income taxes	798.8	620.9
Goodwill and other intangible assets	297.4	298.9
Other assets	1,792.2	1,716.5
Deferred acquisition costs of insurance subsidiaries	1,197.2	1,190.4
Separate account business	483.5	503.0
Total assets	$79,537.5	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$29,183.9	$29,636.0
Future policy benefits	6,870.7	6,644.7
Unearned premiums	3,882.0	3,783.8
Policyholders’ funds	999.6	1,015.4
Total insurance reserves	40,936.2	41,079.9
Payable for securities purchased	3,786.7	1,046.7
Collateral on loaned securities and derivatives	3,098.8	3,601.5
Short-term debt	164.1	4.6
Long-term debt	4,957.4	5,567.8
Reinsurance balances payable	528.1	539.1
Other liabilities	4,909.3	5,140.2
Separate account business	483.5	503.0
Total liabilities	58,864.1	57,482.8
Minority interest	3,533.9	2,896.3
Preferred stock, $0.10 par value,
Authorized – 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 544,337,653 and 544,203,457 shares	5.4	5.4
Carolina Group stock, $0.01 par value:
Authorized – 600,000,000 shares
Issued –108,783,641 and 108,665,806 shares	1.1	1.1
Additional paid-in capital	4,064.7	4,017.6
Earnings retained in the business	13,349.0	12,098.7
Accumulated other comprehensive income	111.2	386.7
	17,531.4	16,509.5
Less treasury stock, at cost (8,698,549 shares of Loews common stock as of
June 30, 2007 and 340,000 shares of Carolina Group stock as of
June 30, 2007 and December 31, 2006)	391.9	7.7
Total shareholders’ equity	17,139.5	16,501.8
Total liabilities and shareholders’ equity	$79,537.5	$76,880.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except per share data)

Revenues:
Insurance premiums	$1,871.7	$1,892.0	$3,734.0	$3,760.6
Net investment income	840.1	640.9	1,605.5	1,345.0
Investment losses	(138.9)	(93.3)	(160.2)	(91.3)
Gain on issuance of subsidiary stock	3.2		138.5
Manufactured products (including excise taxes of
$180.0, $176.7, $341.7 and $340.6)	1,095.4	1,020.7	2,054.6	1,919.1
Other	965.8	817.0	1,924.6	1,588.4
Total	4,637.3	4,277.3	9,297.0	8,521.8

Expenses:
Insurance claims and policyholders’ benefits	1,473.4	1,432.2	2,921.3	2,924.2
Amortization of deferred acquisition costs	371.7	371.8	752.6	742.0
Cost of manufactured products sold	633.3	574.7	1,200.8	1,108.0
Other operating expenses	855.4	818.0	1,652.9	1,607.8
Restructuring and other related charges		(12.9)		(12.9)
Interest	73.1	70.7	151.7	145.3
Total	3,406.9	3,254.5	6,679.3	6,514.4
	1,230.4	1,022.8	2,617.7	2,007.4
Income tax expense	398.5	337.2	853.8	671.4
Minority interest	169.6	114.5	335.5	218.9
Total	568.1	451.7	1,189.3	890.3
Income from continuing operations	662.3	571.1	1,428.4	1,117.1
Discontinued operations, net	(8.9)	(2.4)	(6.7)	(7.4)
Net income	$653.4	$568.7	$1,421.7	$1,109.7

Net income attributable to:
Loews common stock:
Income from continuing operations	$520.6	$477.3	$1,169.1	$955.7
Discontinued operations, net	(8.9)	(2.4)	(6.7)	(7.4)
Loews common stock	511.7	474.9	1,162.4	948.3
Carolina Group stock	141.7	93.8	259.3	161.4
Total	$653.4	$568.7	$1,421.7	$1,109.7

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except per share data)

Basic net income per Loews common share:
Income from continuing operations	$0.97	$0.86	$2.17	$1.71
Discontinued operations, net	(0.02)		(0.01)	(0.01)
Net income	$0.95	$0.86	$2.16	$1.70

Basic net income per Carolina Group share	$1.31	$1.09	$2.39	$1.96

Diluted net income per Loews common share:
Income from continuing operations	$0.97	$0.85	$2.16	$1.71
Discontinued operations, net	(0.02)		(0.01)	(0.01)
Net income	$0.95	$0.85	$2.15	$1.70

Diluted net income per Carolina Group share	$1.30	$1.09	$2.39	$1.96

Basic weighted average number of shares
outstanding:
Loews common stock	536.30	555.37	538.90	556.41
Carolina Group stock	108.44	86.03	108.41	82.15

Diluted weighted average number of shares
outstanding:
Loews common stock	537.50	556.16	540.01	557.21
Carolina Group stock	108.56	86.11	108.54	82.24

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Comprehensive Income (Loss)	Loews Common Stock	Carolina Group Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Income	Common Stock Held in Treasury
(In millions, except per share data)

Balance, January 1, 2006		$5.6	$0.8	$2,417.9	$10,364.4	$311.1	$(7.7)
Comprehensive income:
Net income	$1,109.7				1,109.7
Other comprehensive losses	(443.0)					(443.0)
Comprehensive income	$666.7
Dividends paid:
Loews common stock, $0.113
per share					(62.6)
Carolina Group stock, $0.91
per share					(78.1)
Purchase of Loews treasury stock							(244.5)
Retirement of treasury stock				(7.3)	(48.4)		55.7
Issuance of Loews common stock				9.1
Issuance of Carolina Group stock			0.1	753.7
Stock-based compensation				7.1
Other				0.2
Balance, June 30, 2006		$5.6	$0.9	$3,180.7	$11,285.0	$(131.9)	$(196.5)

Balance, January 1, 2007		$5.4	$1.1	$4,017.6	$12,098.7	$386.7	$(7.7)
Adjustment to initially apply:
FIN No. 48 (Note 1)					(36.6)
FSP FTB 85-4-1 (Note 1)					33.7
Balance, January 1, 2007, as adjusted		5.4	1.1	4,017.6	12,095.8	386.7	(7.7)
Comprehensive income:
Net income	$1,421.7				1,421.7
Other comprehensive income	(275.5)					(275.5)
Comprehensive income	$1,146.2
Dividends paid:
Loews common stock, $0.125
per share					(67.4)
Carolina Group stock, $0.91
per share					(98.7)
Purchase of Loews treasury stock							(384.2)
Issuance of Loews common stock				2.5
Issuance of Carolina Group stock				3.1
Stock-based compensation				13.5
Other				1.6	(2.4)
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 7)				26.4
Balance, June 30, 2007		$5.4	$1.1	$4,064.7	$13,349.0	$111.2	$(391.9)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2007	2006
(In millions)

Operating Activities:

Net income	$1,421.7	$1,109.7
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	324.4	360.6
Changes in operating assets and liabilities, net:
Reinsurance receivables	555.5	454.7
Other receivables	(65.0)	(279.8)
Federal income tax	227.4	207.7
Prepaid reinsurance premiums	(21.7)	(48.7)
Deferred acquisition costs	(6.8)	(13.4)
Insurance reserves and claims	(87.5)	(370.4)
Reinsurance balances payable	(11.1)	20.5
Other liabilities	(418.6)	(202.9)
Trading securities	586.5	261.2
Other, net	(154.8)	95.8
Net cash flow operating activities - continuing operations	2,350.0	1,595.0
Net cash flow operating activities - discontinued operations	(25.2)	(4.4)
Net cash flow operating activities - total	2,324.8	1,590.6

Investing Activities:

Purchases of fixed maturities	(33,937.6)	(35,395.5)
Proceeds from sales of fixed maturities	31,598.0	31,898.3
Proceeds from maturities of fixed maturities	2,836.3	4,102.8
Purchases of equity securities	(99.8)	(262.6)
Proceeds from sales of equity securities	109.1	119.9
Purchases of property and equipment	(745.0)	(395.6)
Proceeds from sales of property and equipment	13.2	1.5
Change in collateral on loaned securities	(502.7)	573.3
Change in short-term investments	(1,067.3)	(1,902.2)
Change in other investments	(85.1)	(172.8)
Other, net	54.5
Net cash flow investing activities - continuing operations	(1,826.4)	(1,432.9)
Net cash flow investing activities - discontinued operations, including proceeds
from disposition	49.6	23.5
Net cash flow investing activities - total	(1,776.8)	(1,409.4)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2007	2006
(In millions)

Financing Activities:

Dividends paid	$(166.1)	$(140.7)
Dividends paid to minority interest	(314.9)	(111.3)
Purchases of treasury shares	(379.1)	(244.5)
Issuance of common stock	5.6	760.8
Proceeds from subsidiaries’ equity issuances	312.3
Principal payments on debt	(1.8)	(67.5)
Issuance of debt		11.9
Receipts of investment contract account balances	1.4	1.2
Return of investment contract account balances	(56.8)	(406.6)
Excess tax benefits from share-based payment arrangements	6.7	2.8
Other	9.5	4.0
Net cash flow financing activities - continuing operations	(583.2)	(189.9)

Net change in cash	(35.2)	(8.7)
Net cash transactions from:
Continuing operations to discontinued operations	62.8	14.5
Discontinued operations to continuing operations	(62.8)	(14.5)
Cash, beginning of period	174.0	182.0
Cash, end of period	$138.8	$173.3

Cash, end of period:
Continuing operations	$137.1	$139.9
Discontinued operations	1.7	33.4
Total	$138.8	$173.3

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

In the opinion of management, the accompanying Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006 and changes in cash flows for the six months ended June 30, 2007 and 2006.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Accounting changes - In March of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors.” A life settlement contract for purposes of FSP FTB 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third-party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance,” required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB No. 85-4 created a loss upon acquisition of policies. FSP FTB 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP FTB 85-4-1 on January 1, 2007.

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

Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB No. 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Condensed Statement of Income when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Condensed Statement of Income. CNA’s investment in life settlement contracts of $108.0 million at June 30, 2007 is included in Other assets on the Consolidated Condensed Balance Sheet. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Condensed Statements of Cash Flows for both periods presented.

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

The following table details the values of life settlement contracts as of June 30, 2007.

As of June 30, 2007	Number of Life Settlement Contracts	Fair Value of Life Settlement Contracts	Face Amount of Life Insurance Policies
(In millions of dollars)

Estimated maturity during:
2007	40	$4.0	$25.0
2008	80	9.0	51.0
2009	80	9.0	50.0
2010	80	9.0	50.0
2011	80	9.0	50.0
Thereafter	1,086	68.0	541.0
Total	1,446	$108.0	$767.0

The unrealized gain (change in fair value) recognized for the three and six months ended June 30, 2007 on contracts still being held on June 30, 2007 is $2.0 million and $3.0 million.  The gain recognized during the three and six months ended June 30, 2007 on contracts that matured is $7.0 million and $21.0 million.

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

2.  Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Net investment income consisted of:

Fixed maturity securities	$525.2	$488.5	$1,021.6	$909.8
Short-term investments	103.7	88.4	199.9	183.7
Limited partnerships	79.1	57.1	142.1	137.2
Equity securities	6.0	11.4	11.1	19.3
Income from trading portfolio	128.5	13.5	219.9	126.4
Interest expense on funds withheld and other deposits	(0.3)	(29.8)	(0.8)	(54.6)
Other	20.7	25.6	42.4	49.1
Total investment income	862.9	654.7	1,636.2	1,370.9
Investment expenses	(22.8)	(13.8)	(30.7)	(25.9)
Net investment income	$840.1	$640.9	$1,605.5	$1,345.0

Investment gains (losses) are as follows:

Fixed maturities	$(265.3)	$(93.2)	$(282.7)	$(103.3)
Equity securities, including short positions	10.5	4.4	14.0	11.4
Derivative instruments	114.7	(1.4)	107.0	5.5
Short-term investments	0.3	(2.3)	0.2	(4.8)
Other, including guaranteed separate account business	0.9	(0.8)	1.3	(0.1)
Investment gains (losses)	(138.9)	(93.3)	(160.2)	(91.3)
Gain on issuance of subsidiary stock (Note 7)	3.2		138.5
	(135.7)	(93.3)	(21.7)	(91.3)
Income tax benefit	47.1	32.8	6.5	26.9
Minority interest	10.0	5.5	11.6	5.6
Investment losses, net	$(78.6)	$(55.0)	$(3.6)	$(58.8)

Realized investment losses for the three months ended June 30, 2007 included other-than-temporary impairment (“OTTI”) losses of $176.0 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compared to OTTI losses for the three months ended June 30, 2006 of $31.0 million recorded primarily in the corporate and other taxable bonds sector.

Realized investment losses for the six months ended June 30, 2007 included OTTI losses of $263.0 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compared to OTTI losses for the six months ended June 30, 2006 of $41.0 million recorded primarily in the corporate and other taxable bonds sector.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
June 30, 2007	Amortized Cost	Unrealized Gains	Less Than 12 Months	Greater Than 12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations	$3,581.4	$64.3	$3.0	$1.6	$3,641.1
of government agencies
Asset-backed securities	11,005.5	14.4	83.8	194.3	10,741.8
States, municipalities and political
subdivisions-tax exempt	7,863.5	128.8	47.8	7.4	7,937.1
Corporate	7,167.2	212.2	33.1	9.8	7,336.5
Other debt	3,508.4	157.5	14.9	5.5	3,645.5
Redeemable preferred stocks	1,039.4	22.4	7.3		1,054.5
Fixed maturities available-for-sale	34,165.4	599.6	189.9	218.6	34,356.5
Fixed maturities, trading	1,853.8	8.9	0.9	0.5	1,861.3
Total fixed maturities	36,019.2	608.5	190.8	219.1	36,217.8
Equity securities:
Equity securities available-for-sale	350.7	260.5	0.4	0.2	610.6
Equity securities, trading	741.4	108.4	19.9	10.2	819.7
Total equity securities	1,092.1	368.9	20.3	10.4	1,430.3
Short-term investments:
Short-term investments available-for-
sale	9,441.0	2.3	0.4		9,442.9
Short-term investments, trading	4,805.3				4,805.3
Total short-term investments	14,246.3	2.3	0.4	-	14,248.2
Total	$51,357.6	$979.7	$211.5	$229.5	$51,896.3

December 31, 2006

Fixed maturity securities:
U.S. government and obligations of
government agencies	$5,055.6	$86.2	$2.6	$1.6	$5,137.6
Asset-backed securities	13,822.8	27.7	20.8	151.0	13,678.7
States, municipalities and political
subdivisions-tax exempt	4,915.2	236.9	1.2	4.6	5,146.3
Corporate	6,810.8	337.8	7.5	9.7	7,131.4
Other debt	3,442.7	207.6	6.6	2.0	3,641.7
Redeemable preferred stocks	885.0	27.8	0.5		912.3
Fixed maturities available-for-sale	34,932.1	924.0	39.2	168.9	35,648.0
Fixed maturities, trading	1,920.5	6.0	4.4	0.4	1,921.7
Total fixed maturities	36,852.6	930.0	43.6	169.3	37,569.7
Equity securities:
Equity securities available-for-sale	348.4	249.0	0.2	0.2	597.0
Equity securities, trading	618.6	111.6	10.4	8.0	711.8
Total equity securities	967.0	360.6	10.6	8.2	1,308.8
Short-term investments:
Short-term investments available-for-
sale	8,436.9				8,436.9
Short-term investments, trading	4,385.2	0.4	0.1		4,385.5
Total short-term investments	12,822.1	0.4	0.1	-	12,822.4
Total	$50,641.7	$1,291.0	$54.3	$177.5	$51,700.9

The following table summarizes, for fixed maturity and equity securities in an unrealized loss position at June 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	June 30, 2007		December 31, 2006
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Fixed maturity securities:
Investment grade:
0-6 months	$10,467.1	$133.4	$9,829.3	$23.7
7-12 months	1,017.1	50.3	1,267.1	11.8
13-24 months	3,644.2	129.5	5,247.9	127.4
Greater than 24 months	2,226.8	87.8	1,021.4	41.1
Total investment grade	17,355.2	401.0	17,365.7	204.0

Non-investment grade:
0-6 months	1,088.8	5.1	509.0	2.1
7-12 months	14.5	1.1	87.3	1.5
13-24 months	16.7	1.3	23.9	0.5
Greater than 24 months	2.3		2.3
Total non-investment grade	1,122.3	7.5	622.5	4.1

Total fixed maturity securities	18,477.5	408.5	17,988.2	208.1

Equity securities:
0-6 months	12.8	0.2	9.8	0.2
7-12 months	2.1	0.2	0.7
13-24 months
Greater than 24 months	2.9	0.2	2.9	0.2
Total equity securities	17.8	0.6	13.4	0.4
Total fixed maturity and equity securities	$18,495.3	$409.1	$18,001.6	$208.5

At June 30, 2007, the carrying value of available-for-sale fixed maturities was $34,356.5 million, representing 63.3% of the total investment portfolio. The unrealized loss position associated with the available-for-sale fixed maturity portfolio included $408.5 million in gross unrealized losses, consisting of asset-backed securities which represented 68.1%, municipal securities which represented 13.5%, corporate bonds which represented 10.5%, and all other fixed maturity securities which represented 7.9%. The gross unrealized loss for any single issuer was no greater than 0.1% of the carrying value of the total available-for-sale fixed maturity portfolio. The total available-for-sale fixed maturity portfolio gross unrealized losses included 1,922 securities which were, in aggregate, approximately 2.0% below amortized cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of June 30, 2007 is presented below.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused primarily by a change in interest rates. This category includes mortgage-backed securities guaranteed by an agency of the U.S. government. There were 363 agency mortgage-backed pass-through securities and 4 agency collateralized mortgage obligations (“CMOs”) in an unrealized loss position as of June 30, 2007. The aggregate severity of the unrealized loss on these securities was approximately 5.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The remainder of the holdings in this category are corporate mortgage-backed pass-through securities, CMOs and corporate asset-backed structured securities. The holdings in these sectors include 736 securities in an unrealized loss position with over 82.0% of these unrealized losses related to securities rated AAA. The aggregate severity of the unrealized loss was approximately 3.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of June 30, 2007, there was no adverse change in estimated cash flows noted for the securities held subject to EITF No. 99-20, which have an aggregate unrealized loss of $27.0 million and an aggregate severity of the unrealized loss of approximately 3.0% of amortized cost.

Because the decline in fair value was primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 318 securities in an unrealized loss position with 80.0% of these unrealized losses related to securities A rated or above where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized loss was approximately 2.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.

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

Of the unrealized losses in this category, over 82.0% relate to securities rated as investment grade (rated BBB- or higher). The total holdings in this category are diversified across 11 industry sectors and 341 securities. The aggregate severity of the unrealized loss was approximately 1.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, communications and energy, which as a percentage of total gross unrealized losses were 37.0%, 14.0% and 12.0% at June 30, 2007. The decline in fair value was primarily attributable to changes in interest rates and macro conditions in certain sectors that the market views as temporarily out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.

Investment Commitments

As of June 30, 2007 and December 31, 2006, the Company had committed approximately $188.0 million and $109.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2007 and December 31, 2006, the Company had commitments to purchase $154.1 million and $64.0 million, and sell $20.8 million and $23.7 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $16.0 million and $29.0 million.

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

The attribution of income to each class of common stock for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except %)

Loews common stock:

Consolidated net income	$653.4	$568.7	$1,421.7	$1,109.7
Less income attributable to Carolina Group stock	141.7	93.8	259.3	161.4
Income attributable to Loews common stock	$511.7	$474.9	$1,162.4	$948.3

Carolina Group stock:

Income available to Carolina Group stock	$227.1	$187.2	$415.8	$337.3
Weighted average economic interest of the Carolina
Group	62.4%	50.1%	62.4%	47.9%

Income attributable to Carolina Group stock	$141.7	$93.8	$259.3	$161.4

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Loews Common stock:

Weighted average shares outstanding-basic	536.30	555.37	538.90	556.41
Stock options and stock appreciation rights	1.20	0.79	1.11	0.80
Weighted average shares outstanding-diluted	537.50	556.16	540.01	557.21

Carolina Group stock:

Weighted average shares outstanding-basic	108.44	86.03	108.41	82.15
Stock options and stock appreciation rights	0.12	0.08	0.13	0.09
Weighted average shares outstanding-diluted	108.56	86.11	108.54	82.24

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Loews common stock	2,633	2,480	1,324	119,006
Carolina Group stock	549	555	25,414	279

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($978.0 million outstanding at June 30, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of June 30, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
June 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,639.3	$101.0	$1,740.3	$52,574.5			$54,314.8
Cash	0.4	0.2	0.6	136.5			137.1
Receivables	20.4	0.4	20.8	14,519.9	$(13.3	) (a)	14,527.4
Property, plant and
equipment	202.8		202.8	5,786.3			5,989.1
Deferred income taxes	534.1		534.1	264.7			798.8
Goodwill and other intangible
assets				297.4			297.4
Other assets	342.4		342.4	1,449.8			1,792.2
Investment in combined
attributed net assets of the
Carolina Group				1,125.8	(978.0	) (a)
					(147.8	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,197.2			1,197.2
Separate account business				483.5			483.5
Total assets	$2,739.4	$101.6	$2,841.0	$77,835.6	$(1,139.1)		$79,537.5

Liabilities and Shareholders’ Equity:

Insurance reserves				$40,936.2			$40,936.2
Payable for securities
purchased				3,786.7			3,786.7
Collateral on loaned securities				3,098.8			3,098.8
Short-term debt				164.1			164.1
Long-term debt		$978.0	$978.0	4,957.4	$(978.0	) (a)	4,957.4
Reinsurance balances payable				528.1			528.1
Other liabilities	$1,461.1	9.2	1,470.3	3,452.3	(13.3	) (a)	4,909.3
Separate account business				483.5			483.5
Total liabilities	1,461.1	987.2	2,448.3	57,407.1	(991.3)		58,864.1
Minority interest				3,533.9			3,533.9
Shareholders’ equity	1,278.3	(885.6)	392.7	16,894.6	(147.8	) (b)	17,139.5
Total liabilities and
shareholders’ equity	$2,739.4	$101.6	$2,841.0	$77,835.6	$(1,139.1)		$79,537.5

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,767.5	$101.0	$1,868.5	$52,020.3			$53,888.8
Cash	1.2	0.3	1.5	132.3			133.8
Receivables	15.6	0.4	16.0	13,028.2	$(16.9	) (a)	13,027.3
Property, plant and
equipment	196.4		196.4	5,304.9			5,501.3
Deferred income taxes	495.7		495.7	125.2			620.9
Goodwill and other intangible
assets				298.9			298.9
Other assets	282.8		282.8	1,433.7			1,716.5
Investment in combined
attributed net assets of the				1,288.3	(1,229.7	) (a)
Carolina Group					(58.6	) (b)

Deferred acquisition costs of
insurance subsidiaries				1,190.4			1,190.4
Separate account business				503.0			503.0
Total assets	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,079.9			$41,079.9
Payable for securities
purchased				1,046.7			1,046.7
Collateral on loaned securities				3,601.5			3,601.5
Short-term debt				4.6			4.6
Long-term debt		$1,229.7	$1,229.7	5,567.8	$(1,229.7	) (a)	5,567.8
Reinsurance balances payable				539.1			539.1
Other liabilities	$1,463.9	11.5	1,475.4	3,681.7	(16.9	) (a)	5,140.2
Separate account business				503.0			503.0
Total liabilities	1,463.9	1,241.2	2,705.1	56,024.3	(1,246.6)		57,482.8
Minority interest				2,896.3			2,896.3
Shareholders’ equity	1,295.3	(1,139.5)	155.8	16,404.6	(58.6	) (b)	16,501.8
Total liabilities and
shareholders’ equity	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.7% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,871.7			$1,871.7
Net investment income	$24.5	$2.0	$26.5	834.1	$(20.5	) (a)	840.1
Investment gains (losses)				(138.9)			(138.9)
Gain on issuance of subsidiary
stock				3.2			3.2
Manufactured products	1,055.4		1,055.4	40.0			1,095.4
Other				965.8			965.8
Total	1,079.9	2.0	1,081.9	3,575.9	(20.5)		4,637.3

Expenses:

Insurance claims and
policyholders’ benefits				1,473.4			1,473.4
Amortization of deferred
acquisition costs				371.7			371.7
Cost of manufactured products
sold	613.5		613.5	19.8			633.3
Other operating expenses	82.8	0.1	82.9	772.5			855.4
Interest	2.6	20.5	23.1	70.5	(20.5	) (a)	73.1
Total	698.9	20.6	719.5	2,707.9	(20.5)		3,406.9

	381.0	(18.6)	362.4	868.0	-		1,230.4

Income tax expense (benefit)	142.3	(7.0)	135.3	263.2			398.5
Minority interest				169.6			169.6
Total	142.3	(7.0)	135.3	432.8	-		568.1

Income (loss) from operations	238.7	(11.6)	227.1	435.2	-		662.3
Equity in earnings of the
Carolina Group				85.4	(85.4	) (b)
Income (loss) from continuing
operations	238.7	(11.6)	227.1	520.6	(85.4)		662.3
Discontinued operations, net				(8.9)			(8.9)
Net income (loss)	$238.7	$(11.6)	$227.1	$511.7	$(85.4)		$653.4

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,892.0			$1,892.0
Net investment income	$19.4	$1.8	$21.2	649.5	$(29.8	) (a)	640.9
Investment losses				(93.3)			(93.3)
Manufactured products	977.3		977.3	43.4			1,020.7
Other	0.1		0.1	816.9			817.0
Total	996.8	1.8	998.6	3,308.5	(29.8)		4,277.3

Expenses:

Insurance claims and
policyholders’ benefits				1,432.2			1,432.2
Amortization of deferred
acquisition costs				371.8			371.8
Cost of manufactured products
sold	552.6		552.6	22.1			574.7
Other operating expenses	108.9		108.9	709.1			818.0
Restructuring and other related
charges				(12.9)			(12.9)
Interest		29.8	29.8	70.7	(29.8	) (a)	70.7
Total	661.5	29.8	691.3	2,593.0	(29.8)		3,254.5

	335.3	(28.0)	307.3	715.5	-		1,022.8

Income tax expense (benefit)	131.1	(11.0)	120.1	217.1			337.2
Minority interest				114.5			114.5
Total	131.1	(11.0)	120.1	331.6	-		451.7

Income (loss) from operations	204.2	(17.0)	187.2	383.9	-		571.1
Equity in earnings of the
Carolina Group				93.4	(93.4	) (b)
Income (loss) from continuing
operations	204.2	(17.0)	187.2	477.3	(93.4)		571.1
Discontinued operations, net				(2.4)			(2.4)
Net income (loss)	$204.2	$(17.0)	$187.2	$474.9	$(93.4)		$568.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$3,734.0			$3,734.0
Net investment income	$56.0	$4.3	$60.3	1,588.9	$(43.7	) (a)	1,605.5
Investment gains (losses)	0.1		0.1	(160.3)			(160.2)
Gain on issuance of subsidiary
stock				138.5			138.5
Manufactured products	1,968.4		1,968.4	86.2			2,054.6
Other	0.4		0.4	1,924.2			1,924.6
Total	2,024.9	4.3	2,029.2	7,311.5	(43.7)		9,297.0

Expenses:

Insurance claims and
policyholders’ benefits				2,921.3			2,921.3
Amortization of deferred
acquisition costs				752.6			752.6
Cost of manufactured products
sold	1,157.8		1,157.8	43.0			1,200.8
Other operating expenses	164.6	0.2	164.8	1,488.1			1,652.9
Interest	2.6	43.7	46.3	149.1	(43.7	) (a)	151.7
Total	1,325.0	43.9	1,368.9	5,354.1	(43.7)		6,679.3

	699.9	(39.6)	660.3	1,957.4	-		2,617.7

Income tax expense (benefit)	259.2	(14.7)	244.5	609.3			853.8
Minority interest				335.5			335.5
Total	259.2	(14.7)	244.5	944.8	-		1,189.3

Income (loss) from operations	440.7	(24.9)	415.8	1,012.6	-		1,428.4
Equity in earnings of the
Carolina Group				156.5	(156.5	) (b)
Income (loss) from continuing
operations	440.7	(24.9)	415.8	1,169.1	(156.5)		1,428.4
Discontinued operations, net				(6.7)			(6.7)
Net income (loss)	$440.7	$(24.9)	$415.8	$1,162.4	$(156.5)		$1,421.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$3,760.6			$3,760.6
Net investment income	$44.2	$3.6	$47.8	1,358.5	$(61.3	)(a)	1,345.0
Investment losses	(0.6)		(0.6)	(90.7)			(91.3)
Manufactured products	1,832.1		1,832.1	87.0			1,919.1
Other	0.1		0.1	1,588.3			1,588.4
Total	1,875.8	3.6	1,879.4	6,703.7	(61.3)		8,521.8

Expenses:

Insurance claims and
policyholders’ benefits				2,924.2			2,924.2
Amortization of deferred
acquisition costs				742.0			742.0
Cost of manufactured products
sold	1,064.3		1,064.3	43.7			1,108.0
Other operating expenses	201.7	0.1	201.8	1,406.0			1,607.8
Restructuring and other related
charges				(12.9)			(12.9)
Interest		61.3	61.3	145.3	(61.3	)(a)	145.3
Total	1,266.0	61.4	1,327.4	5,248.3	(61.3)		6,514.4

	609.8	(57.8)	552.0	1,455.4	-		2,007.4

Income tax expense (benefit)	237.2	(22.5)	214.7	456.7			671.4
Minority interest				218.9			218.9
Total	237.2	(22.5)	214.7	675.6	-		890.3

Income (loss) from operations	372.6	(35.3)	337.3	779.8	-		1,117.1
Equity in earnings of the
Carolina Group				175.9	(175.9	)(b)
Income (loss) from continuing
operations	372.6	(35.3)	337.3	955.7	(175.9)		1,117.1
Discontinued operations, net				(7.4)			(7.4)
Net income (loss)	$372.6	$(35.3)	$337.3	$948.3	$(175.9)		$1,109.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided (used) by
operating activities	$302.0	$(27.2)	$274.8	$2,109.5	$(59.5)	$2,324.8

Investing activities:

Purchases of property and
equipment	(26.9)		(26.9)	(718.1)		(745.0)
Change in short-term
investments	(247.8)		(247.8)	(819.5)		(1,067.3)
Other investing activities	406.3		406.3	(119.1)	(251.7)	35.5
	131.6	-	131.6	(1,656.7)	(251.7)	(1,776.8)

Financing activities:

Dividends paid	(437.0)	278.8	(158.2)	(67.4)	59.5	(166.1)
Reduction of intergroup
notional debt		(251.7)	(251.7)		251.7
Excess tax benefits from
share based compensation	2.6		2.6	4.1		6.7
Other financing activities				(423.8)		(423.8)
	(434.4)	27.1	(407.3)	(487.1)	311.2	(583.2)
Net change in cash	(0.8)	(0.1)	(0.9)	(34.3)		(35.2)
Net cash transactions from:
Continuing operations to
discontinued operations				62.8		62.8
Discontinued operations to
continuing operations				(62.8)		(62.8)
Cash, beginning of period	1.2	0.3	1.5	172.5		174.0
Cash, end of period	$0.4	$0.2	$0.6	$138.2	$-	$138.8

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Six Months Ended	Carolina Group			Loews	and
June 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided (used) by
operating activities	$257.0	$(37.1)	$219.9	$1,450.7	$(80.0)	$1,590.6

Investing activities:

Purchases of property and
equipment	(13.8)		(13.8)	(381.8)		(395.6)
Change in short-term
investments	107.5		107.5	(2,009.7)		(1,902.2)
Other investing activities	9.4		9.4	1,043.5	(164.5)	888.4
	103.1	-	103.1	(1,348.0)	(164.5)	(1,409.4)

Financing activities:

Dividends paid	(360.0)	201.9	(158.1)	(62.6)	80.0	(140.7)
Reduction of intergroup
notional debt		(164.5)	(164.5)		164.5
Excess tax benefits from
share based compensation	0.8		0.8	2.0		2.8
Other financing activities				(52.0)		(52.0)
	(359.2)	37.4	(321.8)	(112.6)	244.5	(189.9)
Net change in cash	0.9	0.3	1.2	(9.9)	-	(8.7)
Net cash transactions from:
Continuing operations to
discontinued operations				14.5		14.5
Discontinued operations to
continuing operations				(14.5)		(14.5)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$3.3	$0.4	$3.7	$169.6	$-	$173.3

5.  Receivables

	June 30, 2007	December 31, 2006
(In millions)

Reinsurance	$9,391.8	$9,947.3
Other insurance	2,575.8	2,475.8
Security sales	2,367.9	325.9
Accrued investment income	339.0	331.4
Other	706.5	810.8
Total	15,381.0	13,891.2
Less: allowance for doubtful accounts on reinsurance receivables	467.7	469.6
allowance for other doubtful accounts and cash discounts	385.9	394.3
Receivables	$14,527.4	$13,027.3

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $12.0 million and $6.0 million for the three months ended June 30, 2007 and 2006 and $44.0 million and $18.0 million for the six months ended June 30, 2007 and 2006. Catastrophe losses in 2007 related primarily to tornadoes, floods and winter storms. Catastrophe losses in 2006 related primarily to tornadoes. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed these estimates.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	June 30, 2007		December 31, 2006
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,456.0	$608.0	$2,635.0	$647.0
Ceded reserves	(1,090.0)	(215.0)	(1,183.0)	(231.0)
Net reserves	$1,366.0	$393.0	$1,452.0	$416.0

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

As of June 30, 2007 and December 31, 2006, CNA carried approximately $1,366.0 million and $1,452.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $3.0 million and $1.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2007 and 2006. CNA paid asbestos-related claims, net of reinsurance recoveries, of $89.0 million and $50.0 million for the six months ended June 30, 2007 and 2006. On February 2, 2007, CNA paid $31.0 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.

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

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The court has held a confirmation hearing on the bankruptcy plan containing an injunction to protect CNA from any future claims and the parties are awaiting a ruling on confirmation.

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, a currently dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue. CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA has noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling, and CNA expects other parties to file cross appeals. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final results which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. The litigation involves disputes over the confirmation of the Plan of Reorganization in bankruptcy, the scope and extent of coverage, if any, afforded to Burns & Roe for its asbestos liabilities. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). A confirmation hearing relating to that Plan is anticipated in 2007 or 2008. Coverage issues will be determined in a later proceeding. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February of 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds, but the court has not yet acted on the petition. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of June 30, 2007 and December 31, 2006, CNA carried approximately $393.0 million and $416.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. CNA recorded $1.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the six months ended June 30, 2007. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2006. CNA recorded $30.0 million and $20.0 million of current accident year losses related to mass tort for the six months ended June 30, 2007 and 2006. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $54.0 million and $69.0 million for the six months ended June 30, 2007 and 2006.

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

Net Prior Year Development

The development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.

Three Month Comparison

The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the three months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$(33.0)	$(1.0)	$8.0	$(26.0)
APMT			4.0	4.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(33.0)	(1.0)	12.0	(22.0)
Pretax unfavorable (favorable) premium
development	14.0	2.0	(5.0)	11.0
Total pretax unfavorable (favorable) net prior year
development	$(19.0)	$1.0	$7.0	$(11.0)

Three Months Ended June 30, 2006

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$5.0	$(2.0)	$5.0	$8.0
Pretax unfavorable (favorable) premium
development	(24.0)	2.0	(3.0)	(25.0)
Total pretax unfavorable (favorable) net prior year
development	$(19.0)	$-	$2.0	$(17.0)

2007 Net Prior Year Development

The following discussion relates to net prior year development recorded for Standard Lines and Other Insurance for the three months ended June 30, 2007.

Standard Lines

Approximately $33.0 million of favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity on claims related to large property products, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual case reserve estimates.

Additional unfavorable prior year reserve development was recorded in the workers’ compensation line of business as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. Additional favorable development was recorded in the commercial automobile, monoline general liability and umbrella product lines. This favorable development was due to improved severity in recent accident years.

Approximately $14.0 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on large account retro policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim adjustment expense reserve development is due to lower than anticipated frequency and severity.

Other Insurance

Approximately $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

2006 Net Prior Year Development

The following discussion relates to net prior year development recorded for Standard Lines for the three months ended June 30, 2006.

Standard Lines

Approximately $37.0 million of unfavorable claim and allocated claim adjustment expense reserve development primarily relates to continued claim cost inflation for workers’ compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.

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

Six Month Comparison

The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the six months ended June 30, 2007 and 2006.

Six Months Ended June 30, 2007	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$(20.0)	$6.0	$8.0	$(6.0)
APMT			4.0	4.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(20.0)	6.0	12.0	(2.0)
Pretax (favorable) premium development	(13.0)	(7.0)	(3.0)	(23.0)
Total pretax unfavorable (favorable) net prior year
development	$(33.0)	$(1.0)	$9.0	$(25.0)

Six Months Ended June 30, 2006

Pretax unfavorable net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$64.0	$3.0	$11.0	$78.0
APMT			1.0	1.0
Pretax unfavorable net prior year development
before impact of premium development	64.0	3.0	12.0	79.0
Pretax unfavorable (favorable) premium development	(73.0)	(6.0)	4.0	(75.0)
Total pretax unfavorable (favorable) net prior year
development	$(9.0)	$(3.0)	$16.0	$4.0

2007 Net Prior Year Development

The following discussion relates to net prior year development recorded for Standard Lines and Other Insurance for the six months ended June 30, 2007.

Standard Lines

Approximately $46.0 million of favorable premium development was recorded primarily as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was partially offset by $30.0 million of unfavorable claim and allocated claim adjustment expense reserve development related to this premium.

Approximately $16.0 million of unfavorable premium development was taken due to a change in estimate of CNA’s exposure related to its participation in the involuntary pools. This unfavorable premium development was partially offset by $9.0 million of related favorable claim and allocated claim adjustment expense reserve development.

The remaining net prior year development recorded relates primarily to the items included in the three month discussion.

Other Insurance

The net prior year development recorded for the six months ended June 30, 2007 relates to the items included in the three month discussion.

2006 Net Prior Year Development

The following discussion relates to net prior year development recorded for Standard Lines and Other Insurance for the six months ended June 30, 2006.

Standard Lines

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

Additional unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers’ compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are increasing medical inflation and advances in medical care.

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

Other Insurance

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

7.  Significant Transactions

Gain on Issuance of Subsidiary Stock

Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB No. 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB No. 51 gains or losses, respectively) either in income or in stockholders’ equity. In accordance with the election provided in SAB No. 51, the Company’s policy to record such SAB No. 51 gains or losses directly to the income statement.

Diamond Offshore

In the first six months of 2007, the holders of $450.5 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $1.5 million accreted value at the dates of conversion, or $2.4 million aggregate principal amount at maturity, of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. In accordance with SAB No. 51, the Company recognized a pretax gain of $141.9 million ($91.6 million after provision for deferred income taxes) on the issuance of subsidiary stock.

Prior to the conversion of Diamond Offshore’s 1.5% convertible debentures, the Company carried a deferred tax liability related to interest expense imputed on the bonds for U.S. federal income tax purposes. As a result of the conversion, the deferred tax liability was settled and a tax benefit of $26.4 million, net of minority interest, was included in shareholders’ equity as an increase in additional paid-in-capital.

Boardwalk Pipeline

In the first quarter of 2007, Boardwalk Pipeline sold 8.0 million common units at a price of $36.50 per unit in a public offering and received net proceeds of $287.9 million. In addition, the Company contributed $6.0 million to maintain its 2.0% general partner interest. The Company’s ownership interest in Boardwalk Pipeline declined from approximately 80% to 75% as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $379.8 million at June 30, 2007, from $234.6 million at December 31, 2006. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company will defer gain recognition until the subordinated units are converted into common units.

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In millions)

Service cost	$12.3	$12.6	$26.3	$27.7
Interest cost	52.8	51.2	108.1	105.9
Expected return on plan assets	(64.5)	(60.2)	(129.3)	(120.9)
Amortization of net loss	0.8	1.9	1.6	3.8
Amortization of prior service cost	1.3	1.7	2.9	3.4
Actuarial loss	1.8	5.9	5.8	16.5
Settlement costs	0.7		3.8
Net periodic benefit cost	$5.2	$13.1	$19.2	$36.4

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Service cost	$2.1	$1.4	$4.4	$4.7
Interest cost	6.3	5.3	12.8	13.5
Expected return on plan assets	(1.1)	(1.1)	(2.3)	(2.3)
Amortization of net loss		0.1	0.3	0.6
Amortization of prior service benefit	(6.9)	(8.0)	(13.7)	(16.2)
Actuarial loss	0.5	0.3	1.2	1.7
Special termination benefits		1.3		1.3
Regulatory asset decrease	1.3	1.3	2.7	4.6
Net periodic benefit cost	$2.2	$0.6	$5.4	$7.9

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,284.8	$1,309.5	$2,598.8	$2,656.9
Specialty Lines	794.4	759.3	1,583.4	1,510.6
Life and Group Non-Core	333.4	286.9	663.3	637.1
Other Insurance	56.3	57.2	140.4	108.8
Total CNA Financial	2,468.9	2,412.9	4,985.9	4,913.4
Lorillard	1,079.9	996.8	2,024.8	1,876.4
Boardwalk Pipeline	159.0	132.5	349.4	307.5
Diamond Offshore	661.0	519.3	1,279.9	978.0
Loews Hotels	99.8	101.9	195.1	195.3
Corporate and other	168.7	113.9	461.9	251.2
Total	$4,637.3	$4,277.3	$9,297.0	$8,521.8

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$206.8	$204.9	$444.8	$410.4
Specialty Lines	188.2	162.2	366.0	344.6
Life and Group Non-Core	(50.3)	(36.8)	(57.3)	(62.4)
Other Insurance	(12.7)	23.3	16.5	16.1
Total CNA Financial	332.0	353.6	770.0	708.7
Lorillard	381.0	335.3	699.8	610.4
Boardwalk Pipeline	35.6	32.0	115.9	101.4
Diamond Offshore	350.6	240.6	659.7	445.9
Loews Hotels	22.5	19.6	40.3	33.5
Corporate and other	108.7	41.7	332.0	107.5
Total	$1,230.4	$1,022.8	$2,617.7	$2,007.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$126.1	$130.4	$268.2	$260.2
Specialty Lines	105.2	92.5	204.5	198.0
Life and Group Non-Core	(22.2)	(16.1)	(19.6)	(25.6)
Other Insurance	(4.8)	16.7	13.8	8.5
Total CNA Financial	204.3	223.5	466.9	441.1
Lorillard	238.7	204.2	440.6	373.0
Boardwalk Pipeline	16.4	16.5	55.5	52.2
Diamond Offshore	117.6	87.6	224.8	159.9
Loews Hotels	13.8	12.0	24.7	20.5
Corporate and other	71.5	27.3	215.9	70.4
Income from continuing operations	662.3	571.1	1,428.4	1,117.1
Discontinued operations	(8.9)	(2.4)	(6.7)	(7.4)
Total	$653.4	$568.7	$1,421.7	$1,109.7

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(69.1)	$(36.8)	$(97.2)	$(23.6)
Specialty Lines	(29.0)	(13.1)	(39.5)	(10.1)
Life and Group Non-Core	(17.6)	(34.1)	(17.0)	(45.7)
Other Insurance	(23.2)	(13.7)	(6.6)	(9.5)
Total CNA Financial	(138.9)	(97.7)	(160.3)	(88.9)
Corporate and other	3.2	4.4	138.6	(2.4)
Total	$(135.7)	$(93.3)	$(21.7)	$(91.3)

Net income (loss):

CNA Financial:
Standard Lines	$(40.3)	$(21.7)	$(56.6)	$(13.6)
Specialty Lines	(16.8)	(7.8)	(22.8)	(6.0)
Life and Group Non-Core	(10.1)	(20.2)	(9.8)	(27.1)
Other Insurance	(13.4)	(8.2)	(3.8)	(10.7)
Total CNA Financial	(80.6)	(57.9)	(93.0)	(57.4)
Corporate and other	2.0	2.9	89.4	(1.4)
Total	$(78.6)	$(55.0)	$(3.6)	$(58.8)
10.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California long term health care policyholders, alleging that Continental Casualty Company (“CCC”) and CNA knowingly used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. The plaintiff asserts claims for intentional fraud, negligent misrepresentation, and violations of various California statutes. CCC and CNA have denied the material allegations of the amended complaint and intend to vigorously contest the claims. On January 26, 2007, the court certified the case to proceed as a class action. CCC and CNA have appealed the grant of class certification to the Ninth Circuit Court of Appeals. The Ninth Circuit refused to hear the appeal on an interlocutory basis. In April of 2007, the Court denied CCC’s and CNA’s motions for summary judgment with the exception of the motion relating to plaintiffs’ claim under the California Legal Remedies Act (“CLRA”), which was dismissed. The claim under CLRA involved a provision for claims of awards for attorneys’ fees and enhanced damages. In June of 2007, CCC and CNA filed a motion to reconsider the denial of summary judgment on the fraud claim. In July of 2007, the Court denied the motion for reconsideration. Discovery has been proceeding and a trial is scheduled for October 2, 2007.

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

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations Act and for recovery under various state common law theories. By an order entered on April 5, 2007, the Court dismissed the plaintiffs’ complaints but gave plaintiffs another opportunity to amend their claims. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this complaint. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York. In the Complaint, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. On August 3, 2006, the Court granted in part and denied in part CCC’s motion to dismiss the Estate Representative’s Amended Complaint. The case is now in discovery. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.

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

A portion of the premiums assumed under the IGI Program related to United States workers’ compensation “carve-out” business. Some of these premiums were received from John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. While John Hancock has indicated that it is not able to accurately quantify its potential exposure to its cedents on business which is retroceded to CNA, the most recent amount of incurred losses under these Treaties reported by John Hancock was $295.0 million, although CNA believes that John Hancock’s ultimate losses will probably materially exceed incurred losses reported to date under the Treaties. John Hancock is disputing portions of its assumed obligations resulting in these reported losses, and has advised CNA that it is, or has been, involved in multiple arbitrations with its own cedents, in which proceedings John Hancock is seeking to avoid and/or reduce risks that would otherwise arguably be ceded to CNA through the Treaties. John Hancock has further informed CNA that it has settled several of these disputes, but has not provided CNA with details of the settlements. To the extent that John Hancock is successful in reducing its liabilities in these disputes, that development may have an impact on the recoveries it is seeking under the Treaties from CNA.

CNA has instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April of 2007 and final arguments are scheduled for September of 2007. Based on information known at this time, CNA believes it has strong grounds to successfully challenge its alleged exposure derived from John Hancock through the ongoing arbitration proceedings, although the outcome of the arbitration cannot be guaranteed with any certainty.

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

The parties recently reached a tentative agreement in principle to resolve this matter and are in the process of negotiating a formal settlement agreement. Based on the facts and circumstances presently known, it is not expected that the outcome of the litigation will have a material adverse effect on the financial condition, cashflows or results of operations of the Company.

APMT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 6 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 3,900 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,840 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,225 cases are pending, including approximately 200 cases against Lorillard. The 1,225 cases include approximately 935 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 70 of the approximately 935 consolidated West Virginia cases.

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

Excluding the flight attendant and the consolidated West Virginia suits, approximately 340 product liability cases are pending against cigarette manufacturers in U.S. courts. Lorillard is a defendant in approximately 140 of the 340 cases. The Company, which is not a defendant in any of the flight attendant or the consolidated West Virginia matters, is a defendant in three of the actions. Two of these cases are class actions while the third is a conventional product liability case.

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

In addition, Lorillard is a defendant in a case in which it is alleged that a fire caused by a Lorillard cigarette led to an individual’s death. The Company is not a defendant in this matter.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,225 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 200 of these cases. The Company is a defendant in one of the pending cases.

Approximately 935 of the 1,225 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” During the third quarter of 2006, the court dismissed Lorillard from approximately 800 IPIC cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. These dismissals are not final and it is possible some or all of these 800 dismissals could be contested in subsequent appeals noticed by the plaintiffs. Following these dismissals, Lorillard is a defendant in approximately 70 of the 935 IPIC cases. The Company is not a defendant in any of the IPIC cases. The court has entered a trial plan to govern the cases, and the first phase of the consolidated trial is scheduled to begin on March 17, 2008.

Since January 1, 2005, verdicts have been returned in eleven cases. Lorillard was not a defendant in any of these trials. Defense verdicts were returned in eight of the eleven trials, while juries found in favor of the plaintiffs and awarded damages in the three other cases. The defendants are pursuing appeals in two of these cases and post-verdict activity has not been completed in the third. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. Lorillard was not a party to these nine matters.

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

CLASS ACTION CASES - Lorillard is a defendant in ten pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Neither Lorillard nor the Company are defendants in approximately 30 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes. These cases are discussed below.

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

Although the Florida Supreme Court’s 2006 ruling ordered class decertification, it also permits members of the former class to file individual suits, including claims for punitive damages, within a one year period that is scheduled to expire during January of 2008. The Florida Supreme Court further held that these individual plaintiffs are entitled to rely on some of the jury’s findings on a number of issues in favor of the plaintiffs in the first phase of the Engle trial. These include, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Notice of the Florida Supreme Court’s 2006 ruling has been published to the former class members. Since the Florida Supreme Court issued its 2006 decision, cigarette manufacturers are defendants in 25 cases in which plaintiffs contend that they are members of the Engle class and that they intend to rely upon the Engle jury’s Phase I verdict. Claims for 76 smokers are asserted in these 25 cases. Lorillard is a defendant in 18 of these suits, which involve the claims of 69 smokers. It also is possible that plaintiffs in some of the cases that were on file in Florida at the time the 2006 decision was issued will attempt to rely upon the Supreme Court’s decision as support for their claims. In addition, several individuals have filed motions to intervene in the underlying Engle case in order to assert claims for damages and to share in the funds paid as a result of an agreement, discussed below, that certain of the Engle defendants reached with the class during 2001. It is not possible to estimate the number or ultimate outcomes of lawsuits that could be filed as a result of the Florida Supreme Court’s 2006 ruling. During July of 2007, certain cigarette manufacturers, including Lorillard, moved for the creation of a multi-district proceeding for pretrial coordination of cases that are pending in federal courts.

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

On May 21, 2007, defendants petitioned the U.S. Supreme Court to review the Florida Supreme Court’s holdings that permit members of the Engle class to rely upon the jury’s first-phase verdict. The U.S. Supreme Court has not announced whether it will grant review of defendants’ petition.

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

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of June 30, 2007, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

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

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. The California Court of Appeal affirmed the dismissal during 2004. During June of 2007, the California Supreme Court heard plaintiffs’ appeal. California law requires the court to issue decisions within 90 days after it hears argument. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 30 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Among those “lights” class actions in which neither the Company nor Lorillard are defendants is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. The U.S. Supreme Court declined to review the case, and the Illinois trial court dismissed Price during December of 2006. During January of 2007, plaintiffs sought an order vacating the dismissal. The Illinois Supreme Court is considering whether the trial court is permitted to address plaintiffs’ motion to reinstate the case. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters.

The Schwab case - Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). The Company is not a party to this case. Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. During July of 2007, the Second Circuit Court of Appeals heard defendants’ appeal of the class certification ruling. The court of appeals has prohibited activity before the trial court until the appeal is concluded.

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

Lorillard recorded pretax charges of $275.2 million, $236.5 million, $524.3 million and $453.5 million ($172.4 million, $144.0 million, $330.1 million, and $277.1 million after taxes) for the three and six months ended June 30, 2007 and 2006, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments of $9.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500.0 million, as well as an additional amount of up to $125.0 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

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

11.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $997.0 million, including amounts related to a sold discontinued operation.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2007, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of June 30, 2007 and December 31, 2006, CNA has recorded approximately $24.0 million and $28.0 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

Diamond Offshore Construction Projects

As of June 30, 2007, Diamond Offshore had purchase obligations aggregating approximately $365.0 million related to the major upgrades of the Ocean Monarch and the Ocean Endeavor and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $188.0 million for the remainder of 2007 and $177.0 million in 2008, respectively. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

Boardwalk Pipeline Expansion Projects

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects include a 1.7 billion cubic feet (“Bcf”) pipeline expansion in East Texas/Mississippi, construction of a 1.7 Bcf interstate pipeline from Texas to Louisiana, a 1.2 Bcf pipeline expansion from Mississippi to Alabama, the construction of two laterals connecting its Texas Gas pipeline to transport gas for producers operating in Arkansas and Mississippi and storage expansion projects in western Kentucky and Louisiana. These projects are subject to FERC approval. As of June 30, 2007, Boardwalk Pipeline had purchase commitments of $746.6 million primarily related to its expansion projects.

Boardwalk Pipeline Magnolia Storage Facility

Boardwalk Pipeline has been in the process of developing a salt dome storage cavern near Napoleonville, Louisiana. Operational tests which began in May of 2007 and were completed in July indicated that due to anomalies that could not be corrected, Boardwalk Pipeline will be unable to place the cavern in service as expected. As a result, Boardwalk Pipeline has elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed. In accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of the facilities of approximately $45.1 million was tested for recoverability. In the second quarter of 2007, Boardwalk Pipeline recognized an impairment charge of approximately $14.7 million, representing the carrying value of the cavern, the fair value of which was determined to be zero based on discounted expected future cash flows. The charge was included in Other operating expenses on the Consolidated Condensed Statements of Income. Boardwalk Pipeline expects to use the other assets associated with the project, which include pipeline, compressors, base gas and other equipment and facilities, in conjunction with a replacement storage cavern to be developed.

12.  Discontinued Operations

CNA has discontinued operations, which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. As of June 30, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.

Results of CNA’s discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Net investment income	$3.2	$3.9	$8.9	$7.8
Investment gains (losses) and other	4.1	(2.5)	3.3	(2.6)
Total revenues	7.3	1.4	12.2	5.2
Insurance related expenses	(19.0)	(4.0)	(20.3)	(13.7)
Loss before income taxes and minority interest	(11.7)	(2.6)	(8.1)	(8.5)
Income tax benefit	1.6		0.5	0.4
Minority interest	1.2	0.2	0.9	0.7
Loss from discontinued operations	$(8.9)	$(2.4)	$(6.7)	$(7.4)

On May 4, 2007, CNA sold Continental Management Services Limited (“CMS”), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. In anticipation of the sale, the Company recorded an impairment loss of $26.2 million, after tax and minority interest, in 2006. Upon closing of the transaction in the second quarter of 2007, the loss was reduced by approximately $2.7 million. The assets and liabilities sold were $239.0 million and $157.0 million at December 31, 2006. Net loss for this business through the date of the sale was less than $0.9 million and $2.7 million for the three months ended June 30, 2007 and 2006, and $0.9 million and $6.3 million for the six months ended June 30, 2007 and 2006. CNA’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit CNA’s exposure related to this guarantee.

Net assets of discontinued operations, included in Other Assets on the Consolidated Condensed Balance Sheets, were as follows:

	June 30, 2007	December 31, 2006
(In millions)

Assets:
Investments	$146.9	$317.1
Reinsurance receivables	0.9	32.8
Cash	1.7	40.1
Other assets	22.6	2.8
Total assets	172.1	392.8

Liabilities:
Insurance reserves	169.0	307.8
Other liabilities	3.1	17.2
Total liabilities	172.1	325.0

Net assets of discontinued operations	$-	$67.8

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. At June 30, 2007 and December 31, 2006, the insurance reserves are net of discount of $77.1 million and $94.0 million. The loss from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

13.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2007 and December 31, 2006, and consolidating statements of income information for the six months ended June 30, 2007 and 2006. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

June 30, 2007	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,425.4	$1,639.3	$387.5	$584.7	$33.3	$7,244.6		$54,314.8
Cash	80.4	0.4	0.3	33.6	15.1	7.3		137.1
Receivables	12,143.8	20.4	59.4	505.3	28.0	1,793.5	$(23.0)	14,527.4
Property, plant and equipment	300.1	202.8	2,363.8	2,727.9	367.7	26.8		5,989.1
Deferred income taxes	1,034.8	534.1				16.0	(786.1)	798.8
Goodwill and other intangible assets	106.0		163.5	20.3	2.6	5.0		297.4
Investments in capital stocks of
subsidiaries						12,528.4	(12,528.4)
Other assets	922.5	342.4	258.8	124.5	46.2	98.5	(0.7)	1,792.2
Deferred acquisition costs of
insurance subsidiaries	1,197.2							1,197.2
Separate account business	483.5							483.5
Total assets	$60,693.7	$2,739.4	$3,233.3	$3,996.3	$492.9	$21,720.1	$(13,338.2)	$79,537.5

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,936.9						$(0.7)	$40,936.2
Payable for securities purchased	625.5					$3,161.2		3,786.7
Collateral on loaned securities and
derivatives	3,098.8							3,098.8
Short-term debt	150.2			$9.5	$4.4			164.1
Long-term debt	2,006.1		$1,351.4	503.0	231.4	865.5		4,957.4
Reinsurance balances payable	528.1							528.1
Deferred income taxes			61.7	370.3	48.0	306.1	(786.1)
Other liabilities	2,545.4	$1,461.1	345.4	368.1	15.3	210.2	(36.2)	4,909.3
Separate account business	483.5							483.5
Total liabilities	50,374.5	1,461.1	1,758.5	1,250.9	299.1	4,543.0	(823.0)	58,864.1
Minority interest	1,419.1		778.1	1,336.7				3,533.9
Shareholders’ equity	8,900.1	1,278.3	696.7	1,408.7	193.8	17,177.1	(12,515.2)	17,139.5
Total liabilities and shareholders’ equity	$60,693.7	$2,739.4	$3,233.3	$3,996.3	$492.9	$21,720.1	$(13,338.2)	$79,537.5

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2006	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,094.2	$1,767.5	$397.9	$815.6	$9.7	$6,803.9		$53,888.8
Cash	83.9	1.2	1.1	10.2	14.8	22.6		133.8
Receivables	12,202.4	15.6	87.7	567.5	27.6	128.6	$(2.1)	13,027.3
Property, plant and equipment	240.9	196.4	2,024.4	2,653.8	362.5	23.3		5,501.3
Deferred income taxes	884.6	495.7				14.8	(774.2)	620.9
Goodwill and other intangible assets	106.0		163.5	21.8	2.6	5.0		298.9
Investments in capital stocks of
subsidiaries						12,313.4	(12,313.4)
Other assets	933.3	282.8	263.5	101.5	41.9	93.5		1,716.5
Deferred acquisition costs of
insurance subsidiaries	1,190.4							1,190.4
Separate account business	503.0							503.0
Total assets	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,079.9							$41,079.9
Payable for securities purchased	320.0				$0.2	$726.5		1,046.7
Collateral on loaned securities	2,850.9					750.6		3,601.5
Short-term debt	0.3				4.3			4.6
Long-term debt	2,155.5		$1,350.9	$964.3	231.7	865.4		5,567.8
Reinsurance balances payable	539.1							539.1
Deferred income taxes			44.4	438.6	50.0	241.2	$(774.2)
Other liabilities	2,734.1	$1,463.9	345.4	400.8	4.3	206.7	(15.0)	5,140.2
Separate account business	503.0							503.0
Total liabilities	50,182.8	1,463.9	1,740.7	1,803.7	290.5	2,790.4	(789.2)	57,482.8
Minority interest	1,349.6		484.8	1,061.9				2,896.3
Shareholders’ equity	8,706.3	1,295.3	712.6	1,304.8	168.6	16,614.7	(12,300.5)	16,501.8
Total liabilities and shareholders’ equity	$60,238.7	$2,759.2	$2,938.1	$4,170.4	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Loews Corporation
Consolidating Statement of Income Information

Six Months Ended June 30, 2007	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,734.7						$(0.7)	$3,734.0
Net investment income	1,278.9	$56.0	$10.5	$17.4	$0.9	$241.8		1,605.5
Intercompany interest and dividends						854.6	(854.6)
Investment gains (losses)	(160.3)	0.1						(160.2)
Gain on issuance of subsidiary stock				(3.0)		141.5		138.5
Manufactured products		1,968.4				86.2		2,054.6
Other	132.6	0.4	338.9	1,262.5	194.2	(4.0)		1,924.6
Total	4,985.9	2,024.9	349.4	1,276.9	195.1	1,320.1	(855.3)	9,297.0

Expenses:

Insurance claims and policyholders’
benefits	2,921.3							2,921.3
Amortization of deferred acquisition costs	752.6							752.6
Cost of manufactured products sold		1,157.8				43.0		1,200.8
Other operating expenses	472.5	164.6	202.2	605.6	149.1	59.6	(0.7)	1,652.9
Interest	69.5	2.6	31.3	14.6	5.7	28.0		151.7
Total	4,215.9	1,325.0	233.5	620.2	154.8	130.6	(0.7)	6,679.3
	770.0	699.9	115.9	656.7	40.3	1,189.5	(854.6)	2,617.7

Income tax expense	224.6	259.2	35.3	202.5	15.6	116.6		853.8
Minority interest	78.5		25.1	231.9				335.5
Total	303.1	259.2	60.4	434.4	15.6	116.6		1,189.3
Income from continuing operations	466.9	440.7	55.5	222.3	24.7	1,072.9	(854.6)	1,428.4
Discontinued operations, net	(6.7)							(6.7)
Net income	$460.2	$440.7	$55.5	$222.3	$24.7	$1,072.9	$(854.6)	$1,421.7

Loews Corporation
Consolidating Statement of Income Information

Six Months Ended June 30, 2006	CNA Financial	Lorillard	Boardwalk Pipeline	Diamond Offshore	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,760.7						$(0.1)	$3,760.6
Net investment income	1,122.2	$44.2	$1.2	$16.8	$0.4	$160.2		1,345.0
Intercompany interest and dividends						561.4	(561.4)
Investment gains (losses)	(88.9)	(0.6)		(0.2)		(1.6)		(91.3)
Manufactured products		1,832.1				87.0		1,919.1
Other	119.4	0.1	306.3	961.2	194.9	6.5		1,588.4
Total	4,913.4	1,875.8	307.5	977.8	195.3	813.5	(561.5)	8,521.8

Expenses:

Insurance claims and policyholders’
benefits	2,924.2							2,924.2
Amortization of deferred acquisition costs	742.0							742.0
Cost of manufactured products sold		1,064.3				43.7		1,108.0
Other operating expenses	493.4	201.7	175.3	519.6	156.0	61.9	(0.1)	1,607.8
Restructuring and other related charges	(12.9)							(12.9)
Interest	58.0		30.8	12.5	5.8	38.2		145.3
Total	4,204.7	1,266.0	206.1	532.1	161.8	143.8	(0.1)	6,514.4
	708.7	609.8	101.4	445.7	33.5	669.7	(561.4)	2,007.4

Income tax expense (benefit)	210.1	237.2	34.5	139.2	13.0	37.4		671.4
Minority interest	57.5		14.7	146.7				218.9
Total	267.6	237.2	49.2	285.9	13.0	37.4		890.3
Income from continuing operations	441.1	372.6	52.2	159.8	20.5	632.3	(561.4)	1,117.1
Discontinued operations, net	(7.4)							(7.4)
Net income	$433.7	$372.6	$52.2	$159.8	$20.5	$632.3	$(561.4)	$1,109.7

14.  Subsequent Event

On July 31, 2007, the Company’s wholly owned subsidiary, HighMount Exploration & Production Holding Corp. (together with its subsidiaries “HighMount”), acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. (“Dominion”) for $4.025 billion in cash, subject to adjustment. The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent. These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates.

The acquisition was funded with approximately $2.4 billion from the Company’s available cash and $1.6 billion of term loans incurred at the subsidiary level (the “Acquisition Debt”). The Acquisition Debt bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. The Credit Agreement also provides for a five year, $400.0 million revolving credit facility, borrowings under which bear interest at a floating rate equal to LIBOR plus an applicable margin.

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

On July 31, 2007, our wholly owned subsidiary, HighMount Exploration & Production Holding Corp. (together with its subsidiaries “HighMount”), acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. for $4.025 billion in cash, subject to adjustment (the “HighMount Acquisition”). The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent. These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates.

Consolidated Financial Results

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment losses	$599.2	$532.3	$1,172.7	$1,014.3
Net investment gains (losses) (a)	(78.6)	(55.0)	(3.6)	(58.6)
Income from continuing operations	520.6	477.3	1,169.1	955.7
Discontinued operations, net	(8.9)	(2.4)	(6.7)	(7.4)
Net income attributable to Loews common stock	511.7	474.9	1,162.4	948.3
Net income attributable to Carolina Group stock	141.7	93.8	259.3	161.4
Consolidated net income	$653.4	$568.7	$1,421.7	$1,109.7

Net income per share:
Loews common stock
Income from continuing operations	$0.97	$0.85	$2.16	$1.71
Discontinued operations, net	(0.02)		(0.01)	(0.01)
Loews common stock	$0.95	$0.85	$2.15	$1.70
Carolina Group stock	$1.30	$1.09	$2.39	$1.96

(a)
Includes a gain of $91.6 million, for the six months ended June 30, 2007, related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Consolidated net income (including both the Loews Group and Carolina Group) for the 2007 second quarter was $653.4 million, compared to $568.7 million in the 2006 second quarter. Consolidated net income for the six months ended June 30, 2007 was $1,421.7 million, compared to $1,109.7 million in the prior year.
Net income attributable to Loews common stock for the second quarter of 2007 amounted to $511.7 million, or $0.95 per share, compared to $474.9 million, or $0.85 per share in the comparable period of the prior year. The increase in net income reflects improved results at Diamond Offshore and increased investment income, partially offset by increased net investment losses and a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of Carolina Group stock in August and May of 2006.

Net income attributable to Loews common stock includes net investment losses of $78.6 million (after tax and minority interest) in the second quarter of 2007 compared to net investment losses of $55.0 million (after tax and minority interest) in the comparable period of the prior year. The net investment losses in the second quarter of 2007 were primarily driven by an increase in interest rate related other-than-temporary impairment losses, which was partially offset by an increase in net realized results on derivative securities.

Net income per share of Carolina Group stock for the second quarter of 2007 was $1.30 per share, compared to $1.09 per share in the comparable period of the prior year. The increase in net income per share of Carolina Group stock was due to an increase in Lorillard, Inc. net income primarily from higher effective unit prices resulting from a December 2006 price increase and lower promotion expenses (accounted for as a reduction to net sales), partially offset by an increase in expenses for the State Settlement Agreements. The Company is issuing a separate press release reporting the results of the Carolina Group for the second quarter of 2007.

Net income attributable to Loews common stock for the first half of 2007 amounted to $1,162.4 million, or $2.15 per share, compared to $948.3 million, or $1.70 per share in the comparable period of the prior year. The increase in net income reflects improved results at Diamond Offshore and increased investment income, partially offset by net investment losses and a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of Carolina Group stock in August and May of 2006.

Net income attributable to Loews common stock includes net investment losses of $3.6 million (after tax and minority interest) in the first half of 2007 compared to net investment losses of $58.6 million (after tax and minority interest) in the comparable period of the prior year. The net investment losses in the first half of 2007 were primarily driven by an increase in interest rate related other-than-temporary impairment losses, which was partially offset by an increase in net realized results on derivative securities and a gain of $91.6 million (after tax) related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Net income per share of Carolina Group stock for the first half of 2007 was $2.39 per share, compared to $1.96 per share in the comparable period of the prior year. The increase in net income per share of Carolina Group stock was due to an increase in Lorillard, Inc. net income primarily from higher effective unit prices resulting from a December 2006 price increase and lower promotion expenses (accounted for as a reduction to net sales), partially offset by an increase in expenses for the State Settlement Agreements.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($978.0 million outstanding at June 30, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

Loews common stock represents the economic performance of the Company’s remaining assets, including the interest in the Carolina Group not represented by Carolina Group stock.

As of June 30, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. The Loews Group’s intergroup interest in the earnings of the Carolina Group declined from 52.1% to 37.6% for the six months ended June 30, 2007, as compared to 2006, due to the sales of Carolina Group stock by Loews in May and August of 2006.

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

At June 30, 2007, the book value per share of Loews common stock was $31.54, compared to $30.14 at December 31, 2006.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except %)

Net written premiums	$1,134.0	$1,163.0	$2,215.0	$2,273.0
Net earned premiums	1,055.0	1,096.0	2,115.0	2,182.0
Net investment income	277.4	238.0	535.9	466.3
Net operating income	166.4	152.1	324.8	273.8
Net realized investment gains (losses)	(40.3)	(21.7)	(56.6)	(13.6)
Net income	126.1	130.4	268.2	260.2

Ratios:
Loss and loss adjustment expense	67.4%	67.6%	68.5%	69.7%
Expense	32.3	31.1	30.7	31.1
Dividend	(0.3)	0.4		0.4
Combined	99.4%	99.1%	99.2%	101.2%

Three Months Ended June 30, 2007 Compared to 2006

Net written premiums for Standard Lines decreased $29.0 million for the three months ended June 30, 2007, as compared with the same period in 2006. Premiums written were impacted by unfavorable premium development in 2007, as compared to favorable premium development in 2006, as well as decreased production. Net earned premiums decreased $41.0 million for the three months ended June 30, 2007, as compared with the same period in 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 3.0% for the three months ended June 30, 2007, as compared to flat averaged rates for the three months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 82.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $4.3 million for the three months ended June 30, 2007, as compared with the same period in 2006. This decrease was primarily attributable to higher net realized investment losses, substantially offset by improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $14.3 million for the three months ended June 30, 2007, as compared with the same period in 2006. This increase was primarily driven by increased net investment income, partially offset by increased catastrophe losses. Catastrophe losses were $7.1 million after-tax and minority interest in the second quarter of 2007, as compared to $2.7 million after-tax and minority interest in the same period of 2006.

The combined ratio increased 0.3 points for the three months ended June 30, 2007, as compared with the same period in 2006. The loss ratio improved 0.2 points primarily due to the favorable impact of net prior year loss development as discussed below, partially offset by increased catastrophe losses and higher current accident year loss ratios related to the declining rate environment.

The expense ratio increased 1.2 points for the three months ended June 30, 2007, as compared with the same period in 2006. The expense ratio was unfavorably impacted by increased underwriting costs and the impact of declining earned premiums.

The dividend ratio improved 0.7 points for the three months ended June 30, 2007, as compared with the same period in 2006 due to favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $19.0 million was recorded for the three months ended June 30, 2007, including $33.0 million of favorable claim and allocated claim adjustment expense reserve development and $14.0 million of unfavorable premium development. Favorable net prior year development of $19.0 million, including $5.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $24.0 million of favorable premium development, was recorded for the three months ended June 30, 2006. Further information on Standard Lines net prior year development for the three months ended June 30, 2007 and 2006 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2007 Compared to 2006

Net written premiums for Standard Lines decreased $58.0 million for the six months ended June 30, 2007, as compared with the same period in 2006. Premiums written were unfavorably impacted by less favorable premium development and decreased production. Net earned premiums decreased $67.0 million for the six months ended June 30, 2007, as compared with the same period in 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 3.0% for the six months ended June 30, 2007, as compared to flat averaged rates for the six months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 81.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $8.0 million for the six months ended June 30, 2007, as compared with the same period in 2006. This increase was attributable to improved net operating results, partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $51.0 million for the six months ended June 30, 2007, as compared with the same period in 2006. This increase was primarily driven by increased net investment income, increased favorable net prior year development and lower acquisition expenses. These increases to net operating income were partially offset by increased catastrophe losses. Catastrophe losses were $24.0 million after-tax and minority interest for the six months ended June 30, 2007, as compared to $10.0 million after-tax and minority interest in the same period of 2006.

The combined ratio improved 2.0 points for the six months ended June 30, 2007, as compared with the same period in 2006. The loss ratio improved 1.2 points primarily due to the favorable impact of net prior year loss development as discussed below, partially offset by increased catastrophe losses and higher current accident year loss ratios related to the declining rate environment. The expense ratio improved 0.4 points for the six months ended June 30, 2007, as compared with the same period in 2006.

The dividend ratio improved 0.4 points for the six months ended June 30, 2007, as compared with the same period in 2006 due to favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $33.0 million was recorded for the six months ended June 30, 2007, including $20.0 million of favorable claim and allocated claim adjustment expense reserve development and $13.0 million of favorable premium development. Favorable net prior year development of $9.0 million, including $64.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $73.0 million of favorable premium development, was recorded for the six months ended June 30, 2006. Further information on Standard Lines net prior year development for the six months ended June 30, 2007 and 2006 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Standard Lines.

	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$6,805.0	$6,746.0
Gross IBNR Reserves	7,981.0	8,188.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,786.0	$14,934.0

Net Case Reserves	$5,312.0	$5,234.0
Net IBNR Reserves	6,533.0	6,632.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,845.0	$11,866.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions, except %)

Net written premiums	$639.0	$625.0	$1,289.0	$1,273.0
Net earned premiums	657.0	633.0	1,305.0	1,261.0
Net investment income	120.4	99.4	230.4	186.4
Net operating income	122.0	100.3	227.3	204.0
Net realized investment gains (losses)	(16.8)	(7.8)	(22.8)	(6.0)
Net income	105.2	92.5	204.5	198.0

Ratios:
Loss and loss adjustment expense	60.9%	61.2%	61.2%	60.2%
Expense	26.0	27.2	26.4	26.8
Dividend	0.2	0.1	0.2	0.1
Combined	87.1%	88.5%	87.8%	87.1%

Three Months Ended June 30, 2007 Compared to 2006

Net written premiums for Specialty Lines increased $14.0 million for the three months ended June 30, 2007, as compared to the same period in 2006. Premiums written were unfavorably impacted by decreased production as compared to the second quarter of 2006. This unfavorable impact was more than offset by decreased ceded premiums. The US Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With its current diversification in the previously reinsured lines of business and management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $24.0 million for the three months ended June 30, 2007, as compared with the same period in 2006, which reflects the increased net premiums over the past several quarters in Specialty Lines.

Specialty Lines averaged rate decreases of 5.0% for the three months ended June 30, 2007, as compared to averaged rate increases of 1.0% for the three months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 83.0% and 88.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $12.7 million for the three months ended June 30, 2007, as compared with the same period in 2006. This increase was attributable to increased net operating income, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $21.7 million for the three months ended June 30, 2007, as compared with the same period in 2006. This increase was primarily driven by an increase in net investment income and favorable experience in the warranty line of business.

The combined ratio improved 1.4 points for the three months ended June 30, 2007, as compared with the same period in 2006. The expense ratio improved 1.2 points for the three months ended June 30, 2007, as compared with the same period in 2006. The improvement was primarily due to a change in estimate related to dealer profit commissions in the warranty line of business.

Unfavorable net prior year development of $1.0 million, including $1.0 million of favorable claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development, was recorded for the three months ended June 30, 2007. There was $2.0 million of favorable claim and allocated claim adjustment expense reserve development and $2.0 million of unfavorable premium development, resulting in no net prior year development for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to 2006

Net written premiums for Specialty Lines increased $16.0 million and net earned premiums increased $44.0 million for the six months ended June 30, 2007, as compared with the same period in 2006, consistent with the reasons discussed in the three month comparison above.

Specialty Lines averaged rate decreases of 4.0% for the six months ended June 30, 2007, as compared to averaged rate increases of 1.0% for the six months ended June 30, 2006 for the contracts that renewed during those periods. Retention rates of 84.0% and 88.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $6.5 million for the six months ended June 30, 2007, as compared with the same period in 2006. This increase was primarily due to increased net operating income, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $23.3 million for the six months ended June 30, 2007, as compared with the same period in 2006. This increase in net operating income was primarily due to the reasons discussed in the three month comparison above.

The combined ratio increased 0.7 points for the six months ended June 30, 2007, as compared with the same period in 2006. The loss ratio increased 1.0 point, primarily due to higher current accident year loss ratios across several lines of business related to the declining rate environment.

The expense ratio improved 0.4 points for the six months ended June 30, 2007, as compared with the same period in 2006. This improvement in the expense ratio is primarily due to a change in estimate related to dealer profit commissions in the warranty line of business.

Favorable net prior year development of $1.0 million, including $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $7.0 million of favorable premium development, was recorded for the six months ended June 30, 2007. Favorable net prior year development of $3.0 million, including $3.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $6.0 million of favorable premium development, was recorded for the six months ended June 30, 2006.

The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Specialty Lines.

	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$1,702.0	$1,715.0
Gross IBNR Reserves	4,143.0	3,814.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,845.0	$5,529.0

Net Case Reserves	$1,358.0	$1,350.0
Net IBNR Reserves	3,130.0	2,921.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,488.0	$4,271.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Net earned premiums	$157.0	$159.0	$313.0	$322.0
Net investment income	188.4	137.5	349.4	324.6
Net operating income	(12.1)	4.1	(9.8)	1.5
Net realized investment losses	(10.1)	(20.2)	(9.8)	(27.1)
Net income (loss)	(22.2)	(16.1)	(19.6)	(25.6)

Three Months Ended June 30, 2007 Compared to 2006

Net earned premiums for Life and Group Non-Core decreased $2.0 million for the three months ended June 30, 2007, as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased $6.1 million for the three months ended June 30, 2007, as compared with the same period in 2006. The decrease in net results was primarily due to a decline in results for life settlement contracts and unfavorable prior year loss development in the group reinsurance business. In addition, the favorable resolution of certain contingencies impacted net results less favorably in 2007, as compared to 2006. Partially offsetting these unfavorable impacts was lower net realized investment losses. The increase in net investment income was more than offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Six Months Ended June 30, 2007 Compared to 2006

Net earned premiums for Life and Group Non-Core decreased $9.0 million for the six months ended June 30, 2007, as compared with the same period in 2006.

Net results increased $6.0 million for the six months ended June 30, 2007, as compared with the same period in 2006. The increase in net results was primarily due to lower net realized investment losses, partially offset by the unfavorable items discussed in the three month comparison. The increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Net investment income	$86.0	$77.0	$164.0	$145.0
Revenues	55.6	57.2	139.7	108.8
Net operating income	8.6	24.9	17.6	19.2
Net realized investment gains (losses)	(13.4)	(8.2)	(3.8)	(10.7)
Net income (loss)	(4.8)	16.7	13.8	8.5

Three Months Ended June 30, 2007 Compared to 2006

Revenues decreased $1.6 million for the three months ended June 30, 2007, as compared with the same period in 2006. Revenues decreased due to net realized investment results, offset by increased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $21.5 million for the three months ended June 30, 2007, as compared with the same period in 2006. Net income for the second quarter of 2006 included a release of a restructuring accrual. Net results for the second quarter of 2007 included an increase of interest costs on corporate debt and increased current accident year losses related to mass torts as compared to the prior year period.

Unfavorable net prior year development of $7.0 million was recorded for the three months ended June 30, 2007, including $12.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5.0 million of favorable premium development. Unfavorable net prior year development of $2.0 million, including $5.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, was recorded for the three months ended June 30, 2006. Further information on Other Insurance net prior year development for the three months ended June 30, 2007 and 2006 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements under Item 1.

Six Months Ended June 30, 2007 Compared to 2006

Revenues increased $30.9 million for the six months ended June 30, 2007, as compared with the same period in 2006. The increase in revenues was primarily due to increased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net income increased $5.3 million for the six months ended June 30, 2007, as compared with the same period in 2006. The increase was primarily due to increased revenues, decreased net prior year development and a loss in 2006 related to a commutation. These favorable impacts were partially offset by the items discussed in the three month comparison above.

Unfavorable net prior year development of $9.0 million was recorded for the six months ended June 30, 2007, including $12.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development. Unfavorable net prior year development of $16.0 million, including $12.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4.0 million of unfavorable premium development, was recorded for the six months ended June 30, 2006. Further information on Other Insurance net prior year development for the six months ended June 30, 2007 and 2006 is included in Note 6 of the Notes to Consolidated Condensed Financial Statements under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2007 and December 31, 2006 for Other Insurance.

	June 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$2,390.0	$2,511.0
Gross IBNR Reserves	3,091.0	3,528.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,481.0	$6,039.0

Net Case Reserves	$1,423.0	$1,453.0
Net IBNR Reserves	1,818.0	1,999.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,241.0	$3,452.0

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81.8% and 83.1% of CNA’s total active asbestos accounts are classified as small accounts at June 30, 2007 and December 31, 2006.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2007 and December 31, 2006.

June 30, 2007	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	14	$19.0	$167.0	12.2%
Wellington	3	2.0	12.0	0.9
Coverage in place	36	39.0	85.0	6.2
Total with settlement agreements	53	60.0	264.0	19.3

Other policyholders with active accounts
Large asbestos accounts	231	24.0	216.0	15.8
Small asbestos accounts	1,038		87.0	6.4
Total other policyholders	1,269	24.0	303.0	22.2

Assumed reinsurance and pools		5.0	137.0	10.0
Unassigned IBNR			662.0	48.5
Total	1,322	$89.0	$1,366.0	100.0%

December 31, 2006

Policyholders with settlement agreements
Structured settlements	15	$22.0	$171.0	11.8%
Wellington	3	(1.0)	14.0	1.0
Coverage in place	38	(18.0)	132.0	9.0
Total with settlement agreements	56	3.0	317.0	21.8

Other policyholders with active accounts
Large asbestos accounts	220	76.0	254.0	17.5
Small asbestos accounts	1,080	17.0	101.0	7.0
Total other policyholders	1,300	93.0	355.0	24.5

Assumed reinsurance and pools		6.0	141.0	9.7
Unassigned IBNR			639.0	44.0
Total	1,356	$102.0	$1,452.0	100.0%

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. Approximately 76.0% and 75.1% of CNA’s total active pollution accounts are classified as small accounts as of June 30, 2007 and December 31, 2006.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2007 and December 31, 2006.

June 30, 2007	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	8	$5.0	$6.0	2.3%
Coverage in place	19	3.0	10.0	3.7
Total with Settlement Agreements	27	8.0	16.0	6.0

Other Policyholders with Active Accounts
Large pollution accounts	105	10.0	56.0	21.1
Small pollution accounts	332	2.0	45.0	17.0
Total Other Policyholders	437	12.0	101.0	38.1

Assumed Reinsurance & Pools			32.0	12.1
Unassigned IBNR			116.0	43.8
Total	464	$20.0	$265.0	100.0%

December 31, 2006

Policyholders with Settlement Agreements
Structured settlements	11	$16.0	$9.0	3.2%
Coverage in place	18	5.0	14.0	4.9
Total with Settlement Agreements	29	21.0	23.0	8.1

Other Policyholders with Active Accounts
Large pollution accounts	115	20.0	58.0	20.4
Small pollution accounts	346	9.0	46.0	16.1
Total Other Policyholders	461	29.0	104.0	36.5

Assumed Reinsurance & Pools		1.0	32.0	11.2
Unassigned IBNR			126.0	44.2
Total	490	$51.0	$285.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three and six months ended June 30, 2007 and 2006 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Manufactured products	$1,055.4	$977.3	$1,968.4	$1,832.1
Net investment income	24.5	19.4	56.0	44.2
Investment (losses) gains			0.1	(0.6)
Other		0.1	0.4	0.1
Total	1,079.9	996.8	2,024.9	1,875.8
Expenses:
Cost of sales	613.5	552.6	1,157.8	1,064.3
Other operating	85.4	108.9	167.2	201.7
Total	698.9	661.5	1,325.0	1,266.0
	381.0	335.3	699.9	609.8
Income tax expense	142.3	131.1	259.2	237.2
Net income	$238.7	$204.2	$440.7	$372.6

Revenues increased by $83.1 million and $149.1 million, or 8.3% and 7.9%, and net income increased by $34.5 million and $68.1 million, or 16.9% and 18.3%, in the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006.

The increase in revenues in the three months ended June 30, 2007, as compared to the corresponding period of 2006, is due to higher net sales of $78.1 million and higher investment income of $5.1 million. Net sales revenue increased $36.1 million due to higher average unit prices resulting from a December 2006 price increase, $19.6 million due to higher effective unit prices reflecting lower sales promotion expenses and $22.4 million due to a 3.6% increase in unit sales volume, assuming prices were unchanged from the prior year.

Net income increased in the three months ended June 30, 2007, as compared to the corresponding period of 2006, due primarily to the higher revenues discussed above, lower other operating expenses and lower income tax expense, partially offset by a $14.8 million increase in promotional expenses included in cost of sales and higher State Settlement Agreement costs as described below.  Other operating expenses in 2006 included $15.5 million of costs related to a restructuring of the sales organization.  Income tax expense in 2007 was $6.7 million lower due to the statutory increase in the tax benefit related to the manufacturer’s deduction.

Lorillard recorded pretax charges of $275.2 million and $236.5 million ($172.4 million and $144.0 million after taxes) for the three months ended June 30, 2007 and 2006, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $38.7 million pretax increase in tobacco settlement costs in the three months ended June 30, 2007 is due to an increase in the base payment ($27.0 million) effective January 1, 2007, the impact of the inflation adjustment ($9.9 million) and higher gross unit sales ($9.8 million), partially offset by other adjustments ($8.0 million) under the State Settlement Agreements.

The increase in revenues in the six months ended June 30, 2007, as compared to the corresponding period of 2006, is due to higher net sales of $136.3 million and higher investment income of $12.5 million. Net sales revenue increased $74.3 million due to higher average unit prices resulting from a December 2006 price increase, $54.5 million due to higher effective unit prices reflecting lower sales promotion expenses and $7.5 million due to a 1.4% increase in unit sales volume, assuming prices were unchanged from the prior year.

Net income increased in the six months ended June 30, 2007, as compared to the corresponding period of 2006, due primarily to the higher revenues discussed above, lower other operating expenses and lower income tax expense, partially offset by an $18.9 million increase in promotional expenses included in cost of sales and higher State Settlement Agreement costs as described below. Other operating expenses in 2006 included $15.5 million of costs related to a restructuring of the sales organization. Income tax expense in 2007 was $13.1 million lower due to the statutory increase in the tax benefit related to the manufacturer’s deduction.

Lorillard recorded pretax charges of $524.3 million and $453.5 million ($330.1 million and $277.1 million after taxes) for the six months ended June 30, 2007 and 2006, respectively, to record its obligations under the State Settlement Agreements. The $70.8 million pretax increase in tobacco settlement costs in the six months ended June 30, 2007 is due to an increase in the base payment ($50.9 million) effective January 1, 2007, the impact of the inflation adjustment ($18.6 million) and higher gross unit sales ($7.3 million), partially offset by other adjustments ($6.0 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 4.6% and 5.3% in the three and six months ended June 30, 2007, as compared with the corresponding periods of 2006. Industry sales for premium brands were 73.7% and 73.4% of the total market in the three and six months ended June 30, 2007, as compared to 72.1% and 72.0% in the corresponding periods of 2006.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume increased 3.6% and 1.4% in the three and six months ended June 30, 2007, as compared to the corresponding period of 2006. Domestic wholesale volume increased 3.6% and 1.4% in the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006. Total Newport unit sales volume increased 4.2% and 1.9% in the three and six months ended June 30, 2007, as compared with the corresponding periods of 2006. Domestic Newport unit sales volume increased 4.3% and 1.9% in the three and six months ended June 30, 2007, as compared with the corresponding periods of 2006. On-going competitive promotions and the availability of deep discount brands continue to affect these results.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5 % to an estimated 11.6% for the second quarter of 2007, and continue to be a significant competitive factor in the domestic U.S. market. Deep discount brands decreased by a 0.8 share in the second quarter of 2007, as compared with the corresponding period of 2006.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $19.1 million, $18.8 million, $28.2 million and $36.3 million for the three and six months ended June 30, 2007 and 2006, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

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

Selected Market Share Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Units in billions)

Total domestic Lorillard unit volume (1)	9.473	9.142	17.861	17.610
Total domestic industry unit volume (1)	92.652	97.127	175.811	185.616

Lorillard’s share of the domestic market (1)	10.2%	9.4%	10.2%	9.5%
Lorillard’s premium segment as a percentage of its
total domestic volume (1)	94.7%	94.8%	94.8%	94.9%
Lorillard’s share of the premium segment (1)	13.1%	12.4%	13.1%	12.5%

Newport share of the domestic market (1)	9.4%	8.6%	9.4%	8.7%
Newport share of the premium segment (1)	12.8%	11.9%	12.7%	12.1%
Total menthol segment market share for the industry (2)	28.3%	27.4%	28.4%	27.7%
Total discount segment market share for the industry (1)	26.3%	27.9%	26.6%	28.0%
Newport’s share of the menthol segment (2)	33.6%	32.7%	33.6%	32.8%
Newport as a percentage of Lorillard’s (3):
Total volume	92.2%	91.6%	92.3%	91.8%
Net sales	93.9%	93.0%	93.9%	93.2%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 – Legal Proceedings of our 2006 Annual Report on Form 10-K and Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound rate of approximately 2.6% over the 12 months ending June 1998 through the 12 months ending June 2007, according to information provided by MSAI.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first six months of 2007, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In the first six months of 2007, excise tax increases of $1.00 per pack were implemented in three states. Proposals continue to be made to increase federal, state and local excise taxes, including bills being considered by the U.S. Congress that would increase the federal excise tax on cigarettes by as much as $0.61 per pack to finance health insurance for children. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 75% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2007 and 2006 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$153.1	$131.8	$338.9	$306.3
Net investment income	5.9	0.7	10.5	1.2
Total	159.0	132.5	349.4	307.5
Expenses:
Operating	108.9	85.3	202.2	175.3
Interest	14.5	15.2	31.3	30.8
Total	123.4	100.5	233.5	206.1
	35.6	32.0	115.9	101.4
Income tax expense	10.3	10.9	35.3	34.5
Minority interest	8.9	4.6	25.1	14.7
Net income	$16.4	$16.5	$55.5	$52.2

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

Total revenues increased by $26.5 million to $159.0 million for the three months ended June 30, 2007, compared to $132.5 million for the three months ended June 30, 2006. Operating revenues increased primarily due to a $7.9 million increase in transportation fees due to higher reservation rates, including $2.5 million associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion project which was placed in service at the end of 2006. Operating revenues also included a $7.9 million increase driven primarily from higher fuel revenues from system volumes and higher realized gas prices including hedging activity and a $6.7 million increase in PAL and storage revenues mainly due to gas parked by customers during the summer and fall of 2006 for withdrawal during the summer of 2007. Net investment income increased $5.2 million as a result of higher levels of invested cash.

Net income remained flat as compared to the second quarter of 2006, primarily due to the increased revenues discussed above, offset by a $23.6 million increase in operating expenses and a $4.3 million increase in minority interest expense. Operating expenses in the second quarter of 2007 include a $14.7 million loss due to impairment of the Magnolia storage facility discussed below, and a $4.1 million increase in fuel costs primarily due to an increase in gas usage. Operating expenses also reflect a $2.9 million increase resulting from the absence of a prior year benefit for hurricane expense and a $2.7 million increase in operation and maintenance expenses due to engine overhauls, remediation and inline inspections at certain locations. These increases were partially offset by a $2.8 million decline in employee labor and benefit costs as a result of the early retirement plan implemented in the second half of 2006. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units in the fourth quarter of 2006 and the first quarter of 2007.

Boardwalk Pipeline has been in the process of developing a salt dome storage cavern near Napoleonville, Louisiana. Operational tests which began in May of 2007 and were completed in July indicated that due to anomalies that could not be corrected, Boardwalk Pipeline will be unable to place the cavern in service as expected. As a result, Boardwalk Pipeline has elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of the facilities of approximately $45.1 million was tested for recoverability. In the second quarter of 2007, Boardwalk Pipeline recognized an impairment charge of approximately $14.7 million, representing the carrying value of the cavern, the fair value of which was determined to be zero based on discounted expected future cash flows. The charge was included in Other operating expenses on the Consolidated Condensed Statements of Income. Boardwalk Pipeline expects to use the other assets associated with the project, which include pipeline, compressors, base gas and other equipment and facilities, in conjunction with a replacement storage cavern to be developed. If it is determined in the future that the assets cannot be used in conjunction with a new cavern, Boardwalk Pipeline may be required to record an additional impairment charge at the time that determination is made.

Total revenues increased by $41.9 million to $349.4 million for the six months ended June 30, 2007, compared to $307.5 million for the six months ended June 30, 2006. Operating revenues increased primarily due to a $13.9 million increase in fuel revenues related to an increase in system volumes and higher realized gas prices including hedging activity and $13.8 million increase in transportation fees due to higher reservation rates, including $4.2 million from new contracts associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion. Operating revenues also included a $9.6 million increase in PAL and storage revenues mainly due to gas parked by customers during the summer and fall of 2006 for withdrawal during the summer of 2007. Net investment income increased $9.3 million as a result of higher levels of invested cash.

Net income increased by $3.3 million to $55.5 million in the first six months of 2007, as compared to $52.2 million in the first six months of 2006, primarily due to the increased revenues discussed above, partially offset by a $26.9 million increase in operating expenses and a $10.4 million increase in minority interest expense. Operating expenses in the first half of 2007 include a $14.7 million loss due to impairment of the Magnolia storage facility and a $3.8 million settlement charge recognized as a result of the early retirement incentive program. The increase in operating expenses also consists of a $3.6 million increase in fuel expense mainly due to higher gas prices and increased gas usage and a $3.5 million increase resulting from the absence of a prior year benefit for hurricane expense. Operating expenses also reflect a $3.2 million increase in property and other taxes resulting primarily from the absence of a prior year benefit for franchise taxes associated with the change in tax status and a $3.0 million increase in operation and maintenance expenses due to engine overhauls, remediation and inline inspections at certain locations. These increases were partially offset by an $8.3 million decline in employee labor and benefit costs as a result of the early retirement plan implemented in the second half of 2006. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units discussed above.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 51% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2007 and 2006 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$653.4	$510.9	$1,262.5	$961.2
Net investment income	7.6	8.4	17.4	16.8
Investment gains (losses)			(3.0)	(0.2)
Total	661.0	519.3	1,276.9	977.8
Expenses:
Operating	306.3	273.0	605.6	519.6
Interest	4.1	5.7	14.6	12.5
Total	310.4	278.7	620.2	532.1
	350.6	240.6	656.7	445.7
Income tax expense	108.7	72.7	202.5	139.2
Minority interest	124.2	80.4	231.9	146.7
Net income	$117.7	$87.5	$222.3	$159.8

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

Revenues increased by $141.7 million and $299.1 million, or 27.3% and 30.6%, and net income increased by $30.2 million and $62.5 million in the three and six months ended June 30, 2007, as compared to the corresponding periods of the prior year.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $122.5 million and $253.6 million in the three and six months ended June 30, 2007, as compared to the corresponding periods of the prior year. The increase primarily reflects increased dayrates of $106.9 million and $246.3 million and increased utilization of $14.6 million and $10.2 million, respectively.

Revenues from jack-up rigs increased $15.0 million and $39.1 million, in the three and six months ended June 30, 2007, as compared to the corresponding periods of the prior year, due primarily to increased dayrates of $16.3 million and $57.7 million, partially offset by decreased utilization of $11.3 million and $29.7 million, respectively. Revenues were also favorably impacted by the recognition of a lump-sum demobilization fee of $6.6 million in the three and six months ended June 30, 2007.

Net income increased in the three and six months ended June 30, 2007, as compared to the corresponding periods of the prior year, due to the revenue increases as noted above, and for the three month period, reduced interest expense, partially offset by increased contract drilling expenses.

Interest expense decreased $1.6 million in the second quarter of 2007, as compared to the second quarter of 2006, primarily due to reduced interest expense as a result of conversions of Diamond Offshore’s 1.5% debentures into common stock. Interest expense increased $2.1 million in the six months ended June 30, 2007, primarily due to an $8.9 million write off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock, which was partially offset by reduced interest expense as a result of these conversions.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2007 and 2006 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$99.3	$101.7	$194.2	$194.9
Net investment income	0.5	0.2	0.9	0.4
Total	99.8	101.9	195.1	195.3
Expenses:
Operating	74.5	79.4	149.1	156.0
Interest	2.8	2.9	5.7	5.8
Total	77.3	82.3	154.8	161.8
	22.5	19.6	40.3	33.5
Income tax expense	8.7	7.6	15.6	13.0
Net income	$13.8	$12.0	$24.7	$20.5

Revenues decreased by $2.1 million and $0.2 million or 2.1% and 0.1%, and net income increased by $1.8 million and $4.2 million or 15.0% and 20.5%, respectively in the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006.

Revenues decreased in the three months ended June 30, 2007, as compared to the corresponding period of 2006, due to the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006, partially offset by an increase in revenue per available room to $193.37, compared to $179.41 in the prior year, reflecting improvements in average room rates of $14.96, or 6.8%, and a 0.8% increase in occupancy rates.

Revenues decreased in the six months ended June 30, 2007, as compared to the corresponding period of 2006, due to the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006, and a 0.7% decrease in occupancy rates, partially offset by an increase in revenue per available room to $185.62, compared to $172.74 in the prior year, reflecting improvements in average room rates of $18.64, or 8.5%.

Net income for the three and six months ended June 30, 2007 increased primary due to the increases in revenue per available room as discussed above.

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

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2007 and 2006 as presented in Note 13 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Manufactured products	$40.0	$43.4	$86.2	$87.0
Net investment income	130.9	60.4	241.8	160.2
Investment gains (losses)	3.2	4.4	141.5	(1.6)
Other	(4.7)	5.7	(4.0)	6.4
Total	169.4	113.9	465.5	252.0
Expenses:
Cost of sales	19.8	22.1	43.0	43.7
Operating	26.9	31.0	59.6	61.8
Interest	14.0	19.1	28.0	38.2
Total	60.7	72.2	130.6	143.7
	108.7	41.7	334.9	108.3
Income tax expense	37.3	14.3	116.6	37.4
Net income	$71.4	$27.4	$218.3	$70.9

Revenues increased by $55.5 million and $213.5 million and net income increased by $44.0 million and $147.4 million in the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006.

Revenues and net income increased in the three and six months ended June 30, 2007, as compared to the corresponding periods of 2006, due primarily to higher net investment income of $70.5 million and $81.6 million and, for the six months ended June 30, 2007, increased investment gains of $143.1 million. Investment gains for 2007 include a $141.9 million pretax gain ($91.6 million after tax) primarily due to the issuance of Diamond Offshore common stock related to the conversion of $450.5 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock. The increase in investment income is primarily due to improved performance of the Company’s trading portfolio and improved yields on higher invested amounts.

Net income for the three and six months ended June 30, 2007, also benefited from lower corporate interest expenses due to the maturity of $300.0 million principal amount of 6.8% notes in December of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2007, net cash provided by operating activities was $541.0 million as compared with $923.0 million for the same period in 2006. The decrease in cash provided by operating activities is primarily related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA. The policyholder fund withdrawals are reflected as financing cash outflows.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the six months ended June 30, 2007, net cash used by investing activities was $529.0 million as compared with $503.0 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments. Net cash flows provided by investing activities-discontinued operations included $64.0 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

For the six months ended June 30, 2007, net cash used by financing activities was $54.0 million as compared with $413.0 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007, as compared to 2006, which are reflected as return of investment contract account balances on the Consolidated Condensed Statements of Cash Flows.

CNA believes that its present cash flows from operating, investing and financing activities are sufficient to fund its working capital needs.

On August 1, 2007, CNA entered into a credit agreement with a syndicate of banks for a new $250.0 million five-year senior unsecured revolving credit facility, which is available for general corporate purposes. Any borrowings will bear interest at a LIBOR rate plus a spread dependent on CNA’s then current ratings of its senior, unsecured long-term debt. CNA is required to pay certain fees under the agreement, including a facility fee and a utilization fee, both of which adjust automatically in the event of a ratings change.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

Dividends

On June 11, 2007, CNA paid a quarterly dividend of $0.10 per share, to shareholders of record on May 11, 2007. On July 25, 2007, CNA’s Board of Directors declared a quarterly dividend of $0.10 per share, payable September 4, 2007 to shareholders of record on August 13, 2007. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints. CNA’s ability to pay dividends is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. As of June 30, 2007, CCC is able to pay approximately $650.0 million of dividend payments over the next twelve months that are not subject to prior approval.

Regulatory Matters

CNA previously established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this plan is the merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary. Subject to regulatory approval, this merger is planned to be completed effective December 31, 2007.

Along with other companies in the industry, CNA received subpoenas, interrogatories and inquiries from and have produced documents and/or provided information to: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes and tying arrangements; (ii) the Securities and Exchange Commission (“SEC”), the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance. CNA continues to respond to these subpoenas, interrogatories and inquiries to the extent they are still open.

The SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of CNA’s current and former executives relating to the restatement of CNA’s financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. CNA has also provided the SEC with information relating to CNA’s restatement in 2006 of prior period results. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities. As a result, further restatement of the financial results are possible.

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

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers (“OPMs”) to make aggregate annual payments of $9.4 billion, subject to adjustment for several factors described below. In addition, the OPMs are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500.0 million, as well as an additional aggregate amount of up to $125.0 million in each year through 2008. These payment obligations are several and not joint obligations of each of the OPMs. We believe that Lorillard’s obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

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

Lorillard’s cash payment under the State Settlement Agreements in the six months ended June 30, 2007 was $746.9 million, including Lorillard’s deposit of $110.5 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $110.5 million reduction is based upon the OPMs collective loss of market share in 2004. In April of 2006, Lorillard had previously deposited $108.7 million in the same escrow account discussed above, which was based on a loss of market share in 2003 to non-participating manufacturers. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first half of 2007, Lorillard anticipates the additional amount payable in 2007 will be approximately $200.0 million to $225.0 million, primarily based on 2007 estimated industry volume.

Please read Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 10 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,639.7 million and $1,768.7 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, 84.9% of Lorillard’s cash and investments were invested in short-term securities.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of $302.0 million for the six months ended June 30, 2007, compared to a net cash inflow of $257.0 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Boardwalk Pipeline

At June 30, 2007 and December 31, 2006, cash and investments amounted to $387.8 million and $399.0 million, respectively. Cash flow from operating activities for the six months ended June 30, 2007 amounted to $171.7million, compared to $136.5 million in the first six months of 2006. In the six months ended June 30, 2007 and 2006, Boardwalk Pipeline’s capital expenditures were $380.1 million and $55.2 million, respectively.

Boardwalk Pipeline is currently engaged in several major pipeline and storage expansion projects that will transport natural gas supplies from the Bossier Sands, Barnett Shale, Fayetteville Shale and the Caney/Woodford Shale areas in East Texas, Arkansas and Oklahoma to existing or new assets and third-party interstate pipeline interconnects. The total cost of the pipeline expansion projects, before taking into account any potential equity contribution by a third party in Gulf Crossing Pipeline, is estimated to be approximately $3.7 billion, which is an increase from the $3.4 billion reported in the first quarter of 2007. This increase reflects the expanded pipeline capacity necessary to accommodate additional volumes from assumed capacity options that are considered probable of exercise, contractor penalties incurred as a result of delays in construction and higher labor and materials costs due to the large number of pipeline projects under way throughout the industry. Actual costs may exceed the current estimate due to a variety of factors, including awaiting receipt of regulatory approvals, the timing of which Boardwalk Pipeline cannot control, weather-related costs and further delays in construction which could result in additional contractor and shipper penalties and stand-by costs. For more information on Boardwalk Pipeline’s expansion projects, please read “Expansion Projects” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, Boardwalk Pipeline was in compliance with all the covenant requirements under its credit agreement and no funds were drawn under this facility. In April of 2007, Boardwalk Pipeline’s revolving credit facility was amended to increase the aggregate commitments from $400.0 million to $700.0 million and to extend the term to June 29, 2012, among other modifications. In April of 2007, Boardwalk Pipeline issued letters of credit for $221.5 million to support certain obligations associated with its Fayetteville Shale expansion project which reduced the available capacity under the facility.

In the first quarter of 2007, Boardwalk Pipeline sold 8.0 million common units at a price of $36.50 per unit in a public offering and received net proceeds of $287.9 million. In addition, we contributed $6.0 million to maintain our 2.0% general partner interest. The proceeds will be used to finance its expansion activities.

For the year ending December 31, 2007, Boardwalk Pipeline expects to make capital expenditures of approximately $1.5 billion, of which it expects approximately $1.47 billion for the expansion projects discussed above and approximately $60.0 million to be for maintenance capital. The amount of expansion capital Boardwalk Pipeline expends in 2007 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline expects to fund its 2007 maintenance capital expenditures from operating cash flows and its expansion capital expenditures with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities.

During the first half of 2007, Boardwalk Pipeline paid cash distributions of $97.6 million, including $75.6 million to us.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $618.3 million at June 30, 2007 compared to $825.8 million at December 31, 2006. In the first half of 2007, Diamond Offshore paid cash dividends totaling $588.0 million, consisting of a special cash dividend of $553.4 million and its regular quarterly cash dividends of $34.6 million.

Cash provided by operating activities was $583.9 million in the first six months of 2007, compared to $246.6 million in the comparable period of 2006. The increase in cash flow from operations is the result of higher average dayrates as a result of an increase in worldwide demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction for the remainder of 2007 will be approximately $188.0 million. As of June 30, 2007, Diamond Offshore had spent approximately $508.6 million for the upgrade costs for two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $205.0 million in the remainder of 2007. As of June 30, 2007, Diamond Offshore had spent approximately $140.0 million for capital additions.

In addition to anticipated capital spending for rig upgrades, new construction and in connection with its rig capital maintenance program, Diamond Offshore has committed to spend approximately $136.0 million towards the modification of six of its intermediate semisubmersible rigs in connection with their upcoming contracts in Brazil and Mexico. These modifications are required to meet contract specifications for each of the drilling rigs. Diamond Offshore expects to spend approximately $60.0 million and $76.0 million on these contract modification projects during the remainder of 2007 and during 2008, respectively.

In the first six months of 2007, the holders of $450.5 million principal amount of Diamond Offshore’s 1.5% Debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock.

As of June 30, 2007 and December 31, 2006, there were no loans outstanding under Diamond Offshore’s $285.0 million credit facility; however, $67.9 million in letters of credit were issued under the credit facility in the second quarter of 2007.

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

Effective May 1, 2007, Diamond Offshore renewed its principal insurance policies. For physical damage coverage, Diamond Offshore’s deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss). For physical damage due to named windstorms in the U.S. Gulf of Mexico, there is an annual aggregate limit of $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.

Loews Hotels

Cash and investments increased to $48.4 million at June 30, 2007 from $24.5 million at December 31, 2006. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2007 totaled $5.8 billion, as compared to $5.3 billion at December 31, 2006. The increase in net cash and investments is primarily due to the receipt of $854.6 million in dividends from subsidiaries which includes $280.4 million from a Diamond Offshore special dividend and investment income, partially offset by $166.1 million of dividends paid to our shareholders and $384.2 million related to repurchases of our common stock.

As of June 30, 2007, there were 535,639,104 shares of Loews common stock outstanding and 108,443,641 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During the six months ended June 30, 2007, we purchased 8.7 million shares of Loews common stock at an aggregate cost of $384.2 million.

On July 31, 2007, HighMount completed the HighMount Acquisition for $4.025 billion in cash, subject to adjustment. The acquisition was funded with approximately $2.4 billion from the Company’s available cash and $1.6 billion of term loans incurred by HighMount (the “Acquisition Debt”). The Acquisition Debt bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. The Credit Agreement also provides for a five year, $400.0 million revolving credit facility, borrowings under which bear interest at a floating rate equal to LIBOR plus an applicable margin.

HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the floating rate at 5.23%.

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

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$525.2	$479.8	$1,021.6	$895.0
Short-term investments	39.2	57.9	88.7	123.0
Limited partnerships	70.6	53.3	122.7	126.8
Equity securities	6.0	8.2	11.1	14.3
Income (loss) from trading portfolio (a)	40.6	(9.8)	43.4	32.5
Interest on funds withheld and other deposits	(0.3)	(29.8)	(0.8)	(54.6)
Other	12.2	5.1	22.9	8.1
Total investment income	693.5	564.7	1,309.6	1,145.1
Investment expense	(22.8)	(12.9)	(30.7)	(22.9)
Net investment income	$670.7	$551.8	$1,278.9	$1,122.2

(a)
The change in net unrealized gains on trading securities, included in net investment income, was $1.0 million, $(6.0) million, $3.0 million and $(4.0) million for the three and six months ended June 30, 2007 and 2006.

Net investment income increased by $118.9 million for the three months ended June 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits. During 2006, CNA commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. Also impacting net investment income was an increase in income from the trading portfolio of approximately $50.4 million. The increase in income from the trading portfolio was more than offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income.

Net investment income increased by $156.7 million for the six months ended June 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits.

The bond segment of the investment portfolio yielded approximately 5.8% and 5.6% for the six months ended June 30, 2007 and 2006.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(95.5)	$(0.4)	$(93.8)	$3.4
Corporate and other taxable bonds	(49.9)	(76.6)	(24.9)	(96.3)
Tax-exempt bonds	(41.8)	(14.1)	(53.3)	11.3
Asset-backed bonds	(77.4)	(4.3)	(110.1)	(13.7)
Redeemable preferred stock	(0.6)	(0.7)	(0.5)	(0.9)
Total fixed maturity securities	(265.2)	(96.1)	(282.6)	(96.2)
Equity securities	10.5	2.9	14.0	5.9
Derivative securities	114.7	(1.4)	107.0	5.5
Short-term investments	0.2	(2.3)		(4.0)
Other invested assets, including dispositions	0.6	(1.8)	0.9	(1.8)
Allocated to participating policyholders’ and
minority interests	0.3	1.0	0.4	1.7
Total realized investment gains (losses)	(138.9)	(97.7)	(160.3)	(88.9)
Income tax benefit	48.3	34.4	55.7	26.1
Minority interest	10.0	5.4	11.6	5.4
Net realized investment gains (losses)	$(80.6)	$(57.9)	$(93.0)	$(57.4)
Net realized investment losses increased by $22.7 million for the three months ended June 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in interest rate related other-than-temporary impairment (“OTTI”) losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the three months ended June 30, 2007, OTTI losses of $101.4 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors. This compares to OTTI losses for the three months ended June 30, 2006 of $18.3 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment results on derivative securities, primarily related to interest rate swaps. The interest rate swaps were entered into as an economic hedge of fixed maturity securities based on the potential for rising interest rates.

Net realized investment losses increased by $35.6 million for the six months ended June 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in interest rate related OTTI losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the six months ended June 30, 2007, OTTI losses of $152.1 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds, and U.S. Government bonds sectors. This compares to OTTI losses for the six months ended June 30, 2006 of $24.6 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment gains on derivative securities, primarily related to interest rate swaps.

A primary objective in the management of the fixed maturity and equity portfolios is to optimize return relative to underlying liabilities and respective liquidity needs. CNA’s views on the current interest rate environment, tax regulations, asset class valuations, specific security issuer and broader industry segment conditions, and the domestic and global economic conditions, are some of the factors that enter into an investment decision. CNA also continually monitors exposure to issuers of securities held and broader industry sector exposures and may from time to time adjust such exposures based on its views of a specific issuer or industry sector. A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and long term in nature, CNA segregates investments for asset/liability management purposes.

The segregated investments support liabilities primarily in the Life and Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Other Insurance segments.

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 9.9 years and 9.8 years at June 30, 2007 and December 31, 2006. The remaining interest sensitive investments had an effective duration of 3.5 years and 3.2 years at June 30, 2007 and December 31, 2006. The overall effective duration was 5.0 years and 4.7 years at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Fair Value	Effective Duration (In years)	Fair Value	Effective Duration (In years)
(In millions)

Segregated investments	$8,585.0	9.9	$8,524.0	9.8
Other interest sensitive investments	29,995.0	3.5	30,178.0	3.2
Total	$38,580.0	5.0	$38,702.0	4.7

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 3 of this Report.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $27.0 million as of June 30, 2007. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2007, CNA provided $6.0 million of cash as collateral for over-the-counter derivative instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$45.0	$25.0	$143.0	$102.0
Gross realized losses	(311.0)	(121.0)	(426.0)	(198.0)
Net realized losses on fixed maturity securities	(266.0)	(96.0)	(283.0)	(96.0)
Equity securities:
Gross realized gains	13.0	4.0	20.0	8.0
Gross realized losses	(2.0)	(1.0)	(6.0)	(2.0)
Net realized gains on equity securities	11.0	3.0	14.0	6.0
Net realized losses on fixed maturity
and equity securities	$(255.0)	$(93.0)	$(269.0)	$(90.0)

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

Issuer Description and Discussion	Fair Value Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to inflationary outlook and asset class
reallocation.	$8,435.0	$78.0	0-6

Mortgage-backed pass-through securities sold based on view of
interest rate changes.	376.0	9.0	0-6

Total	$8,811.0	$87.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	June 30, 2007		December 31, 2006
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$3,641.0	8.2%	$5,138.0	11.6%
Asset-backed securities	10,740.0	24.2	13,677.0	31.0
States, municipalities and political subdivisions-
tax-exempt	7,937.0	17.9	5,146.0	11.7
Corporate securities	7,336.0	16.5	7,132.0	16.2
Other debt securities	3,646.0	8.1	3,642.0	8.2
Redeemable preferred stock	1,055.0	2.4	912.0	2.1
Total fixed maturity securities available-for-sale	34,355.0	77.3	35,647.0	80.8
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	4.0		2.0
Asset-backed securities	53.0	0.1	55.0	0.1
Corporate securities	124.0	0.3	133.0	0.3
Other debt securities	18.0		14.0
Total fixed maturity securities trading	199.0	0.4	204.0	0.4
Equity securities available-for-sale:
Common stock	470.0	1.1	452.0	1.0
Preferred stock	141.0	0.3	145.0	0.4
Total equity securities available-for-sale	611.0	1.4	597.0	1.4
Equity securities trading	74.0	0.2	60.0	0.1
Short-term investments available-for-sale	6,901.0	15.5	5,538.0	12.6
Short-term investments trading	207.0	0.5	172.0	0.4
Limited partnerships	2,012.0	4.5	1,852.0	4.2
Other investments	68.0	0.2	26.0	0.1
Total general account investments	$44,427.0	100.0%	$44,096.0	100.0%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a net unrealized gain of $453.0 million at June 30, 2007 compared with a net unrealized gain of $966.0 million at December 31, 2006. The unrealized position at June 30, 2007 was comprised of a net unrealized gain of $191.0 million for fixed maturity securities, a net unrealized gain of $260.0 million for equity securities and a net unrealized gain of $2.0 million for short term investments. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716.0 million for fixed maturity securities, a net unrealized gain of $249.0 million for equity securities and a net unrealized gain of $1.0 million for short term investments. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

Sub-prime Mortgage Exposure

Included in CNA’s fixed maturity securities at June 30, 2007 were $10,793.0 million of asset-backed securities, at fair value, consisting of approximately 60.0% in collateralized mortgage obligations, 27.0% in corporate asset-backed obligations, 12.0% in corporate mortgage-backed pass-through certificates and 1.0% in U.S. Government agency issued pass-through certificates. The majority of asset-backed securities are actively traded in liquid markets and priced by a third party pricing service. Of the total asset-backed holdings, less than 8.0% have exposure to sub-prime mortgage collateral, measured by the original deal structure. This represents less than 2.0% of total invested assets. Of the securities with sub-prime exposure, 95.0% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing OTTI monitoring process. Included in after-tax OTTI losses discussed above for the three and six months ended June 30, 2007, were $20.0 million and $35.0 million related to securities with sub-prime exposure. In addition to sub-prime exposure in fixed maturity securities, there is an additional exposure of approximately $44.0 million through other investments, including limited partnerships.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at June 30, 2007 in relation to the total of all fixed maturity securities in a gross unrealized loss position by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	5.0%	2.0%
Due after one year through five years	29.0	27.0
Due after five years through ten years	36.0	30.0
Due after ten years	30.0	41.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale at June 30, 2007 that were in a gross unrealized loss position had a fair value of $1,122.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2007 and December 31, 2006.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
June 30, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,089.0	$5.0				$5.0
7-12 months	14.0	1.0				1.0
13-24 months	17.0	1.0				1.0
Greater than 24 months	2.0
Total non-investment grade	$1,122.0	$7.0	$-	$-	$-	$7.0

December 31, 2006

Fixed maturity securities:
Non- investment grade:
0-6 months	$509.0	$2.0				$2.0
7-12 months	87.0	1.0	$1.0			2.0
13-24 months	24.0
Greater than 24 months	2.0
Total non-investment grade	$622.0	$3.0	$1.0	$-	$-	$4.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2007 or December 31, 2006. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

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

The general account portfolio consists primarily of high quality bonds, 90.0% and 90.9% of which were rated as investment grade (rated BBB- or higher) at June 30, 2007 and December 31, 2006.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	June 30, 2007		December 31, 2006
(In millions of dollars)

U.S. Government and affiliated agency securities	$3,777.0	11.3%	$5,285.0	15.1%
Other AAA rated	15,320.0	45.7	16,311.0	46.7
AA and A rated	5,713.0	17.1	5,222.0	15.0
BBB rated	5,320.0	15.9	4,933.0	14.1
Non investment-grade	3,369.0	10.0	3,188.0	9.1
Total	$33,499.0	100.0%	$34,939.0	100.0%

At June 30, 2007 and December 31, 2006, approximately 95.0% and 96.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s or Moody’s Investors Service. The remaining bonds were rated by other rating agencies or CNA.

Non investment-grade bonds, as presented in the table above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment-grade. High-yield securities generally involve a greater degree of risk than investment-grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2007 was $216.0 million which represents 0.5% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $135.0 million at June 30, 2007. Of these securities, 87.0% were priced by independent third party sources.

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	June 30, 2007	December 31, 2006
(In millions)

Short-term investments available-for-sale:
Commercial paper	$1,264.0	$923.0
U.S. Treasury securities	1,639.0	1,093.0
Money market funds	341.0	196.0
Other, including collateral held related to securities lending	3,657.0	3,326.0
Total short-term investments available-for-sale	6,901.0	5,538.0

Short-term investments trading:
Commercial paper	77.0	43.0
U.S. Treasury securities	1.0	2.0
Money market funds	129.0	127.0
Total short-term investments trading	207.0	172.0

Total short-term investments	$7,108.0	$5,710.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $3,089.0 million and $2,850.9 million at June 30, 2007 and December 31, 2006, respectively.

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

•	the risks and uncertainties associated with CNA’s loss reserves as outlined under “Critical Accounting Estimates, Reserves – Estimates and Uncertainties” in the MD&A portion of this Report;

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

•	the impact of each of the factors described under “Results of Operations—Lorillard” in the MD&A portion of this Report.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on exploration and production activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	the availability and cost of insurance, and the risks associated with self-insurance, covering drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

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

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts;

•	the closing of any contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses; and

•	the outcome of pending litigation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2007 and December 31, 2006, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk – We have exposure to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. We monitor our sensitivity to interest rate risk by evaluating the change in the value of our financial assets and liabilities due to fluctuations in interest rates. The evaluation is performed by applying an instantaneous change in interest rates by varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of our investments and the resulting effect on shareholders’ equity. The analysis presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices which we believe are reasonably possible over a one-year period.

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2007 and December 31, 2006 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $305.1 million and $559.9 million at June 30, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $327.6 million and $352.9 million at June 30, 2007 and December 31, 2006, respectively.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at June 30, 2007 and December 31, 2006, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2007 and December 31, 2006, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at June 30, 2007 and December 31, 2006.

Credit Risk – We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of June 30, 2007, the amount of gas loaned out by Boardwalk Pipeline was approximately 15.0 trillion British thermal units (“TBtu”) and, assuming an average market price during June 2007 of $7.33 per million British thermal units (“MMBtu”), the market value of gas loaned out at June 30, 2007 would have been approximately $110.0 million. As of December 31, 2006, the amount of gas loaned out by our subsidiaries was approximately 15.1 TBtu and, assuming an average market price during December 2006 of $6.81 per MMBtu, the market value of gas loaned out at December 31, 2006 would have been approximately $102.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
(In millions)

Equity markets (1):
Equity securities (a)	$794.0	$685.5	$(199.0)	$(171.0)
Futures - short			76.0
Options - purchased	25.2	25.9	3.0	(1.0)
- written	(5.4)	(13.0)		9.0
Warrants	0.5	0.4
Short sales	(63.9)	(61.9)	16.0	15.0
Limited partnership investments	379.0	343.2	(30.0)	(27.0)

Interest rate (2):
Futures – long			34.0	(29.0)
Futures – short			(69.0)	21.0
Interest rate swaps – long		(0.5)		(4.0)
Fixed maturities – long	1,861.3	1,921.7	58.0	(38.0)
Fixed maturities – short	(288.7)		(22.0)
Short-term investments	4,805.3	4,385.5
Other derivatives	0.4	2.2	(4.0)	9.0

Commodities (3):
Forwards – short	24.6		(61.0)
Options - purchased		0.5		(1.0)
- written		(0.1)		1.0

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) a decrease in interest rates of 100 basis points at June 30, 2007 and an increase in interest rates of 100 basis points at December 31, 2006 and (3) an increase in commodity prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(173.0) and $(162.0) at June 30, 2007 and December 31, 2006, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$610.6	$597.0	$(153.0)	$(149.0)
Separate accounts	44.2	41.4	(11.0)	(10.0)
Limited partnership investments	1,973.3	1,817.3	(156.0)	(143.0)

Interest rate (2):
Fixed maturities (a)(b)	34,356.5	35,648.0	(1,974.0)	(1,959.0)
Short-term investments (a)	9,442.9	8,436.9	(8.0)	(5.0)
Other invested assets	16.2	21.3
Other derivative securities	50.7	4.6	126.0	190.0
Separate accounts (a):
Fixed maturities	428.4	433.5	(21.0)	(21.0)
Short-term investments	3.9	21.4
Debt	(5,057.0)	(5,443.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(287.0) and $(283.0) at June 30, 2007 and December 31, 2006, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(265.0) and $(227.0) at June 30, 2007 and December 31, 2006, respectively.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of June 30, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2007, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

1.	Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.	Tobacco Related.

    Information with respect to tobacco related legal proceedings is incorporated by reference to Note 10 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report and Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2006.

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

Our recent acquisition of HighMount creates risks and uncertainties.

On July 31, 2007 we acquired the assets and business of HighMount from Dominion Resources, Inc. (“Dominion”) for approximately $4.0 billion. As with any acquisition, our acquisition of HighMount involves potential risks, including, among other things:

•	variations from assumptions about the amount of recoverable reserves, production volumes, revenues and costs and the future price of natural gas, oil and natural gas liquids (“NGLs”);

•	an inability to successfully integrate the business;

•	difficulty in hiring, training or retaining qualified personnel to manage and operate the business;

•
an inability to coordinate organizations, systems and facilities needed to operate HighMount as a stand-alone business, independent from Dominion, including reliance on transition services to be provided by Dominion;

•	the assumption of unknown liabilities and limitations on our rights to indemnity from Dominion;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	unforeseen difficulties operating in a new industry.

In connection with the acquisition, we conducted a customary due diligence review of the acquired business, including among other things, assessment of recoverable reserves, title to acquired assets, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we performed a review of HighMount’s properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we did not inspect every well, facility or pipeline. We could not necessarily observe structural and environmental problems or reserves. We were not be able to obtain contractual indemnities from Dominion for many pre-closing liabilities and risks, known or unknown, and assumed many such risks. The incurrence of an unexpected liability or the failure of the business to perform in accordance with our expectations could have a material adverse effect on our financial position and results of operations.

Risks Related to Us and Our Subsidiary, HighMount Exploration & Production

HighMount may not be able to replace reserves and sustain production at current levels. Replacing reserves is risky and uncertain and requires significant capital expenditures.

HighMount’s future success depends largely upon its ability to find, develop or acquire additional reserves that are economically recoverable. Unless HighMount replaces the reserves produced through successful development, exploration or acquisition, its proved reserves will decline over time. HighMount may not be able to successfully find and produce reserves economically in the future or to acquire proved reserves at acceptable costs.

By their nature, undeveloped reserves are less certain. Thus, HighMount must make a substantial amount of capital expenditures for the acquisition, exploration and development of reserves. HighMount expects to fund its capital expenditures with cash from its operating activities. If HighMount’s cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that additional debt or equity financing will be available to meet those requirements.

Estimates of natural gas, oil and NGL reserves are uncertain and inherently imprecise.

Estimating accumulations of natural gas, oil and NGLs is complex and is not an exact science because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, these estimates are inherently imprecise. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Actual future production, commodity prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable reserves most likely will vary from HighMount’s estimates. Any significant variance could materially affect the quantities and present value of HighMount’s reserves. In addition, HighMount may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing commodity prices.

The timing of both the production and the expenses from the development and production of oil and gas properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times, and the risks associated with our business, or the oil and gas industry in general, will affect the accuracy of the 10% discount factor.

If commodity prices decrease, HighMount may be required to take write-downs of the carrying values of its properties.

HighMount may be required, under full cost accounting rules, to write down the carrying value of its oil and gas properties if commodity prices decline significantly, or if it makes substantial downward adjustments to its estimated proved reserves, or increases its estimates of development costs or deterioration in its exploration results. HighMount utilizes the full cost method of accounting for its exploration and development activities. Under full cost accounting, HighMount is required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of HighMount’s natural gas properties that is equal to the expected after tax present value (discounted at the required rate of 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using prevailing prices on the last day of the period.

If the net book value of HighMount’s exploration and production properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, SEC regulations require HighMount to impair or “write down” the book value of its exploration and production properties. Depending on the magnitude of any future impairment, a ceiling test write-down could significantly reduce HighMount’s income, or produce a loss. As ceiling test computations involve the prevailing price on the last day of the quarter, it is impossible to predict the timing and magnitude of any future impairment. Any such write-down could materially adversely affect our results of operations and equity.

Drilling for and producing natural gas, oil and NGLs is a high risk activity with many uncertainties that could adversely affect HighMount’s business, financial condition or results of operations.

HighMount’s future success will depend in part on the success of its exploitation, exploration, development and production activities. HighMount’s exploration and production activities are subject to numerous risks beyond its control, including the risk that drilling will not result in commercially viable production at acceptable levels. HighMount’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. HighMount’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	lack of acceptable prospective acreage;

•	inadequate capital resources;

•	unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents;

•	adverse weather conditions;

•	unavailability or high cost of drilling rigs, equipment or labor;

•	reductions in commodity prices;

•	limitations in the market for natural gas, oil and NGLs;

•	title problems;

•	compliance with governmental regulations; and

•	mechanical difficulties.

HighMount’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, HighMount’s operations and financial results could be adversely affected.

HighMount is not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect HighMount’s business, financial condition or results of operations. HighMount’s exploration and production activities are subject to all of the operating risks associated with drilling for and producing natural gas, oil and NGLs, including the possibility of:

•	environmental hazards, such as uncontrollable flows of natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.

If any of these events occur, HighMount could incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of HighMount’s operations and repairs to resume operations, any of which could adversely affect its ability to conduct operations or result in substantial losses. HighMount may elect not to obtain insurance, if the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not covered or not fully covered by insurance could have a material adverse effect on HighMount’s business, financial condition or results of operations.

HighMount’s hedging activities may have a material adverse effect on our earnings, profitability, cash flows and financial condition.

HighMount is exposed to risks associated with fluctuations in commodity prices. The extent of HighMount’s commodity price risk is related to the effectiveness and scope of HighMount’s hedging activities. To the extent HighMount hedges its commodity price risk, HighMount will forego the benefits it would otherwise experience if commodity prices or interest rates were to change in its favor. Furthermore, because HighMount has entered into derivative transactions related to only a portion of the volume of its expected natural gas supply and production of NGLs, HighMount will continue to have direct commodity price risk to the unhedged portion. HighMount’s actual future supply and production may be significantly higher or lower than HighMount estimates at the time it enters into derivative transactions for that period.

As a result, HighMount’s hedging activities may not be as effective as HighMount intends in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of cash flows. In addition, even though HighMount’s management monitors its hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective, or HighMount’s hedging policies and procedures are not properly followed or do not work as planned.

Natural gas, oil, NGL and other commodity prices are volatile, and a reduction in these prices could adversely affect HighMount’s revenue, profitability and cash flow.

The commodity price HighMount receives for its production heavily influences its revenue, profitability, access to capital and future rate of growth. HighMount is subject to risks due to frequent and often substantial fluctuations in commodity prices. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and HighMount expects this volatility to continue. The markets and prices for natural gas, oil and NGLs depend upon factors beyond HighMount’s control. These factors include demand, which fluctuates with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for these commodities;

•	the level of domestic production and imports of these commodities;

•	natural gas storage levels;

•	actions taken by foreign producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Lower commodity prices may decrease HighMount’s revenues and may reduce the amount of natural gas, oil and NGLs that HighMount can produce economically. A substantial or extended decline in prices may materially and adversely affect HighMount’s future business, financial condition, results of operations, and cash flows.

Risks Related to Us and Our Subsidiaries Generally

Certain of our subsidiaries face significant risks related to compliance with environmental laws.

•
Development, production and sale of natural gas, oil and NGLs in the United States are subject to extensive laws and regulations, including environmental laws and regulations, including those related to discharge of materials into the environment and environmental protection, permits for drilling operations, bonds for ownership, development and production of gas properties and reports concerning operations, which could result in liabilities for personal injuries, property damage, spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, suspension or termination of HighMount’s operations and administrative, civil and criminal penalties.

Future acts of terrorism could harm us and our subsidiaries.

•
HighMount. The impact that future terrorist attacks or regional hostilities (particularly in the Middle East) may have on the energy industry in general, and on HighMount in particular, is unknown and may affect HighMount’s operations in unpredictable ways, including disruptions of fuel supplies and markets and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror or war. Moreover, HighMount may be required to incur significant additional costs, including insurance costs, to safeguard its assets in the event of any future such activities.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “Diamond Offshore significantly increased insurance deductibles and has elected to self-insure for a portion of its liability exposure and for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico” is amended and restated in its entirety as follows:

Diamond Offshore is self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Effective May 1, 2007, Diamond Offshore renewed its principal insurance policies. For physical damage due to named windstorms in the U.S. Gulf of Mexico, Diamond Offshore’s deductible is $75.0 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125.0 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to Diamond Offshore’s rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending April 30, 2008 is limited to $125.0 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2006 captioned “Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC rate-making policies” is amended and restated in its entirety as follows:

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC rate-making policies.

Action by the FERC on currently pending matters as well as matters arising in the future could adversely affect Boardwalk Pipeline’s ability to establish rates, or to charge rates that would cover future increases in Boardwalk Pipeline’s costs, or even to continue to collect rates that cover current costs, including a reasonable return. Boardwalk Pipeline cannot make assurances that it will be able to recover all of its costs through existing or future rates. An adverse determination in any future rate proceeding brought by or against Texas Gas or Gulf South could have a material adverse effect on our business, financial condition and results of operations that could have an adverse impact on Boardwalk Pipeline’s ability to service its debt.

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued its opinion in BP West Coast Products, LLC v. FERC (“BP West Coast”) and vacated the portion of the FERC’s decision applying the FERC’s Lakehead policy to determine an allowance for income taxes in the regulated cost of service. In its Lakehead decision, the FERC allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders were corporations subject to income tax. The D.C. Circuit emphasized that a regulated pipeline’s cost of service should include only “appropriate cost[s]” and compared income taxes paid by owners of equity interests in a pipeline to the costs of bookkeeping paid by such owners, indicating the court’s belief that such costs paid by an entity other than the regulated entity would not be recoverable in the rates of the pipeline. In May and June 2005, the FERC issued a statement of general policy and an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. On December 16, 2005, the FERC issued a case-specific review of the income tax allowance issue in the SFPP, L.P. proceeding. The FERC ruled favorably to SFPP, L.P. on all income tax issues and set forth guidelines regarding the type of evidence necessary for the pipeline to determine its income tax allowance. The FERC’s BP West Coast remand decision, the new tax allowance policy, and the December 16, 2005 order were appealed to the D.C. Circuit. The D.C. Circuit issued an order on May 29, 2007, in which it denied these appeals and fully upheld FERC’s new tax allowance policy and the application of that policy in the December 16, 2005 order. Boardwalk Pipeline has no way of knowing whether any party will seek rehearing or appeal of the D.C. Circuit’s decision. However, it is possible that a party could request rehearing of the decision and/or petition for writ of certiorari to the United States Supreme Court. As a result, the ultimate outcome of these proceedings is not certain and could result in changes to the

FERC’s treatment of income tax allowances in cost of service. If the FERC were to change its tax allowance policies in the future, or if current policy was reversed or changed on appeal by a court, such changes could materially and adversely impact the rates Boardwalk Pipeline is permitted to charge as future rates are approved for its interstate transportation services.

If Texas Gas or Gulf South were to file a rate case or if Boardwalk Pipeline was to be required to defend its rates, Boardwalk Pipeline would be required to establish pursuant to the new policy statement that the inclusion of an income tax allowance in its cost of service was just and reasonable. To establish that its tax allowance is just and reasonable, Boardwalk Pipeline’s general partner may elect to require owners of Boardwalk Pipeline’s units to recertify their status as being subject to United States federal income taxation on the income generated by Texas Gas or Gulf South. Boardwalk Pipeline can provide no assurance that the certification and re-certification procedures provided in Boardwalk Pipeline’s partnership agreement will be sufficient to establish that its unitholders, or its unitholders’ owners, are subject to United States federal income taxation on the income generated by Boardwalk Pipeline. If Boardwalk Pipeline is unable to establish that the master partnership’s unitholders, or its unitholders’ owners, are subject to United States federal income taxation on the income generated by Boardwalk Pipeline, the FERC could disallow a substantial portion of Texas Gas’ or Gulf South’s income tax allowance. If the FERC were to disallow a substantial portion of Texas Gas’ or Gulf South’s income tax allowance, it is likely that the level of maximum lawful rates could decrease from current levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

May 1, 2007 -
May 31, 2007	1,272,400	$48.62	N/A	N/A
June 1, 2007
June 30, 2007	164,700	$50.70	N/A	N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

Set forth below is information relating to the 2007 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 11:00 A.M., May 8, 2007.  Represented at the meeting, in person or by proxy, were shares representing 522,889,659 votes, approximately 91.5% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 96% of the votes cast for directors were voted for the election of the following directors.  The number of votes for and withheld with respect to each director was as follows:

	Votes For	Votes Withheld

Ann E. Berman	514,359,868	8,529,791
Joseph L. Bower	512,829,125	10,060,534
Charles M. Diker	513,337,437	9,552,222
Paul J. Fribourg	511,605,866	11,283,793
Walter L. Harris	511,895,863	10,993,796
Philip A. Laskawy	514,404,047	8,485,612
Gloria R. Scott	507,095,126	15,794,533
Andrew H. Tisch	507,289,917	15,599,742
James S. Tisch	507,264,528	15,625,131
Jonathan M. Tisch	508,357,858	14,531,801

Ratification of the appointment of independent auditors

Approved – 513,089,385 votes, approximately 98.1% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company.  7,004,535 votes, approximately 1.3% of the votes cast, voted against, and shares representing 2,795,735 votes, approximately 0.5% of the votes cast, abstained. In addition, there were shares representing 4 votes as to which brokers indicated that they did not have authority to vote (“broker non-votes”).

Approval of Amended and Restated Incentive Compensation Plan for Executive Officers

Approved – 501,782,634 votes, approximately 96.0% of the votes cast, voted to approve the Company’s Amended and Restated Incentive Compensation Plan for Executive Officers.  17,596,530 votes, approximately 3.4% of the votes cast, voted against, and shares representing 3,510,485 votes, approximately 0.7% of the votes cast, abstained. In addition, there were 10 broker non-votes.

Shareholder proposal relating to cumulative voting

Rejected – 399,081,719 votes, approximately 83.2% of the votes cast, voted against this shareholder proposal.  77,415,153 votes, approximately 16.1% of the votes cast, were cast for, and shares representing 3,394,406 votes, approximately 0.7% of the votes cast, abstained.  In addition, there were shares representing 42,998,381 broker non-votes.

Shareholder proposal relating to the production, promotion and marketing of tobacco products

Rejected – 444,852,107 votes, approximately 92.7% of the votes cast, voted against this shareholder proposal.  1,436,244 votes, approximately 0.3% of the votes cast, were cast for, and shares representing 33,602,926 votes, approximately 7.0% of the votes cast, abstained.  In addition, there were 42,998,382 broker non-votes.

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Alabama/Michigan/Permian Package Purchase Agreement Between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and LO&G Acquisition Corp. as Purchaser, dated June 1, 2007
10.1*

Amendment #1 to Alabama/Michigan/Permian Package Purchase Agreement Between Dominion  & Exploration Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and LO&G Acquisition Corp. as Purchaser, dated June 1, 2007
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

LOEWS CORPORATION
(Registrant)

Dated: August 1, 2007	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)