Form 10-Q
period 2007-09-30
LOEWS CORP
filed 2007-10-31
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

X

Class	Outstanding at October 19, 2007
Common stock, $0.01 par value	529,600,391 shares
Carolina Group stock, $0.01 par value	108,446,141 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
September 30, 2007 and December 31, 2006	3

Consolidated Condensed Statements of Income
Three and nine months ended September 30, 2007 and 2006	4

Consolidated Condensed Statements of Shareholders’ Equity
September 30, 2007 and 2006	6

Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2007 and 2006	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3. Quantitative and Qualitative Disclosures about Market Risk	95

Item 4. Controls and Procedures	98

Part II. Other Information

Item 1. Legal Proceedings	99

Item 1A. Risk Factors	99

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	104

Item 6. Exhibits	105

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $34,820.4 and $36,852.6	$34,894.9	$37,569.7
Equity securities, cost of $1,031.4 and $967.0	1,350.9	1,308.8
Limited partnership investments	2,446.5	2,160.5
Other investments	84.4	27.4
Short-term investments	11,880.6	12,822.4
Total investments	50,657.3	53,888.8
Cash	127.0	133.8
Receivables	12,908.8	13,027.3
Property, plant and equipment	9,636.7	5,501.3
Deferred income taxes	845.4	620.9
Goodwill and other intangible assets	1,346.5	298.9
Other assets	1,782.2	1,716.5
Deferred acquisition costs of insurance subsidiaries	1,189.3	1,190.4
Separate account business	471.7	503.0
Total assets	$78,964.9	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$28,992.4	$29,636.0
Future policy benefits	6,993.2	6,644.7
Unearned premiums	3,751.0	3,783.8
Policyholders’ funds	1,012.9	1,015.4
Total insurance reserves	40,749.5	41,079.9
Payable for securities purchased	3,598.5	1,046.7
Collateral on loaned securities and derivatives	83.4	3,601.5
Short-term debt	164.2	4.6
Long-term debt	7,068.0	5,567.8
Reinsurance balances payable	482.7	539.1
Other liabilities	5,415.3	5,140.2
Separate account business	471.7	503.0
Total liabilities	58,033.3	57,482.8
Minority interest	3,652.3	2,896.3
Preferred stock, $0.10 par value,
Authorized – 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 544,384,240 and 544,203,457 shares	5.4	5.4
Carolina Group stock, $0.01 par value:
Authorized – 600,000,000 shares
Issued – 108,785,516 and 108,665,806 shares	1.1	1.1
Additional paid-in capital	4,071.0	4,017.6
Earnings retained in the business	13,822.2	12,098.7
Accumulated other comprehensive income	59.1	386.7
	17,958.8	16,509.5
Less treasury stock, at cost (14,789,949 shares of Loews common stock as of
September 30, 2007 and 340,000 shares of Carolina Group stock as of
September 30, 2007 and December 31, 2006)	679.5	7.7
Total shareholders’ equity	17,279.3	16,501.8
Total liabilities and shareholders’ equity	$78,964.9	$76,880.9

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions, except per share data)

Revenues:
Insurance premiums	$1,882.1	$1,943.4	$5,616.1	$5,704.0
Net investment income	678.9	694.5	2,253.1	2,039.5
Investment (losses) gains	(51.0)	28.5	(179.9)	(62.8)
Gain on issuance of subsidiary stock	0.2	9.0	138.7	9.0
Manufactured products (including excise taxes of
$180.7, $185.8, $522.4 and $526.4)	1,093.4	1,035.5	3,148.0	2,954.6
Other	1,049.7	796.3	2,974.3	2,384.7
Total	4,653.3	4,507.2	13,950.3	13,029.0

Expenses:
Insurance claims and policyholders’ benefits	1,574.4	1,521.9	4,495.7	4,446.1
Amortization of deferred acquisition costs	384.5	390.4	1,137.1	1,132.4
Cost of manufactured products sold	638.2	598.0	1,839.0	1,706.0
Other operating expenses	950.5	802.8	2,603.4	2,410.6
Restructuring and other related charges				(12.9)
Interest	82.2	78.7	233.9	224.0
Total	3,629.8	3,391.8	10,309.1	9,906.2
	1,023.5	1,115.4	3,641.2	3,122.8
Income tax expense	321.4	363.6	1,175.2	1,035.0
Minority interest	146.5	122.4	482.0	341.3
Total	467.9	486.0	1,657.2	1,376.3
Income from continuing operations	555.6	629.4	1,984.0	1,746.5
Discontinued operations, net	0.1	5.7	(6.6)	(1.7)
Net income	$555.7	$635.1	$1,977.4	$1,744.8

Net income attributable to:
Loews common stock:
Income from continuing operations	$409.9	$511.5	$1,579.0	$1,467.2
Discontinued operations, net	0.1	5.7	(6.6)	(1.7)
Loews common stock	410.0	517.2	1,572.4	1,465.5
Carolina Group stock	145.7	117.9	405.0	279.3
Total	$555.7	$635.1	$1,977.4	$1,744.8

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions, except per share data)

Basic net income per Loews common share:
Income from continuing operations	$0.77	$0.93	$2.94	$2.64
Discontinued operations, net		0.01	(0.01)
Net income	$0.77	$0.94	$2.93	$2.64

Diluted net income per Loews common share:
Income from continuing operations	$0.77	$0.93	$2.93	$2.64
Discontinued operations, net		0.01	(0.01)
Net income	$0.77	$0.94	$2.92	$2.64

Basic and diluted net income per Carolina Group
share	$1.34	$1.17	$3.73	$3.16

Basic weighted average number of shares
outstanding:
Loews common stock	531.86	550.59	536.53	554.45
Carolina Group stock	108.44	100.48	108.42	88.33

Diluted weighted average number of shares
outstanding:
Loews common stock	533.19	551.44	537.71	555.26
Carolina Group stock	108.58	100.59	108.55	88.43

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income	Treasury
(In millions, except per share data)

Balance, January 1, 2006		$5.6	$0.8	$2,417.9	$10,364.4	$311.1	$(7.7)
Comprehensive income:
Net income	$1,744.8				1,744.8
Other comprehensive income	70.6					70.6
Comprehensive income	$1,815.4
Dividends paid:
Loews common stock, $0.175
per share					(97.1)
Carolina Group stock, $1.365
per share					(127.3)
Purchase of Loews treasury stock							(254.8)
Retirement of treasury stock				(7.3)	(48.4)		55.7
Issuance of Loews common stock				13.8
Issuance of Carolina Group stock			0.3	1,630.6
Stock-based compensation				7.8
Other				1.7
Balance, September 30, 2006		$5.6	$1.1	$4,064.5	$11,836.4	$381.7	$(206.8)

Balance, January 1, 2007		$5.4	$1.1	$4,017.6	$12,098.7	$386.7	$(7.7)
Adjustment to initially apply:
FIN No. 48 (Note 1)					(36.6)
FSP FTB 85-4-1 (Note 1)					33.7
Balance, January 1, 2007, as adjusted		5.4	1.1	4,017.6	12,095.8	386.7	(7.7)
Comprehensive income:
Net income	$1,977.4				1,977.4
Other comprehensive loss	(327.6)					(327.6)
Comprehensive income	$1,649.8
Dividends paid:
Loews common stock, $0.1875
per share					(100.5)
Carolina Group stock, $1.365
per share					(148.0)
Purchase of Loews treasury stock							(671.8)
Issuance of Loews common stock				3.3
Issuance of Carolina Group stock				3.2
Stock-based compensation				18.6
Other				1.9	(2.5)
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 9)				26.4
Balance, September 30, 2007		$5.4	$1.1	$4,071.0	$13,822.2	$59.1	$(679.5)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2007	2006
(In millions)

Operating Activities:

Net income	$1,977.4	$1,744.8
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	539.3	596.5
Changes in operating assets and liabilities, net:
Reinsurance receivables	590.8	1,533.9
Other receivables	(58.2)	(100.0)
Federal income tax	22.5	69.1
Prepaid reinsurance premiums	21.8	(27.7)
Deferred acquisition costs	1.0	(23.0)
Insurance reserves and claims	(271.3)	(314.7)
Reinsurance balances payable	(56.4)	(750.4)
Other liabilities	108.0	9.8
Trading securities	1,677.6	(1,054.4)
Other, net	(162.4)	(0.6)
Net cash flow operating activities - continuing operations	4,390.1	1,683.3
Net cash flow operating activities - discontinued operations	(15.9)	0.3
Net cash flow operating activities - total	4,374.2	1,683.6

Investing Activities:

Purchases of fixed maturities	(53,495.9)	(47,185.3)
Proceeds from sales of fixed maturities	53,002.5	42,022.3
Proceeds from maturities of fixed maturities	3,719.6	6,794.0
Purchases of equity securities	(160.1)	(277.2)
Proceeds from sales of equity securities	182.3	153.2
Purchases of property and equipment	(1,395.3)	(615.9)
Proceeds from sales of property and equipment	12.6	11.7
Change in collateral on loaned securities and derivatives	(3,518.1)	1,618.0
Change in short-term investments	200.9	(5,527.8)
Change in other investments	(103.4)	(190.3)
Acquisition of business, net of cash acquired	(4,029.1)
Net cash flow investing activities - continuing operations	(5,584.0)	(3,197.3)
Net cash flow investing activities - discontinued operations, including proceeds
from disposition	42.1	23.7
Net cash flow investing activities - total	(5,541.9)	(3,173.6)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2007	2006
(In millions)

Financing Activities:

Dividends paid	$(248.5)	$(224.4)
Dividends paid to minority interest	(339.5)	(124.3)
Purchases of treasury shares	(671.8)	(254.8)
Issuance of common stock	6.5	1,639.1
Proceeds from subsidiaries’ equity issuances	314.7	234.5
Principal payments on debt	(3.8)	(89.4)
Issuance of debt	2,110.3	818.1
Receipts of investment contract account balances	2.0	1.8
Return of investment contract account balances	(59.3)	(510.3)
Excess tax benefits from share-based payment arrangements	8.0	4.9
Other	9.2	6.1
Net cash flow financing activities - continuing operations	1,127.8	1,501.3

Net change in cash	(39.9)	11.3
Net cash transactions from:
Continuing operations to discontinued operations	59.2	15.3
Discontinued operations to continuing operations	(59.2)	(15.3)
Cash, beginning of period	174.0	182.0
Cash, end of period	$134.1	$193.3

Cash, end of period:
Continuing operations	$127.0	$155.7
Discontinued operations	7.1	37.6
Total	$134.1	$193.3

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business:  commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary); natural gas and oil exploration and production (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary); the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and the distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

On July 31, 2007, HighMount acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. (“Dominion”) for $4.0 billion, subject to adjustment. (See Note 9.)

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and changes in cash flows for the nine months ended September 30, 2007 and 2006.

Net income for the third quarter and first nine months of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

The significant accounting policies for revenue recognition, investments and property, plant and equipment have been updated related to the acquisition of HighMount.

Revenue recognition - Gas and oil production revenue is recognized based on actual volumes of gas and oil sold to purchasers. Sales require delivery of the product to the purchaser, passage of title and probability of collection of purchaser amounts owed. Gas and oil production revenue includes sales of gas, natural gas liquids, oil and condensate by HighMount. Gas and oil production revenue is reported net of royalties. HighMount uses the sales method of accounting for gas imbalances. An imbalance is created when the volumes of gas sold by HighMount pertaining to a property do not equate to the volumes produced to which HighMount is entitled based on its interest in the property. An asset or liability is recognized to the extent that HighMount has an imbalance in excess of the remaining reserves on the underlying properties.

Investments - The Company and certain of its subsidiaries periodically enter into derivative contracts to manage exposure to commodity price risk. A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. The Company also uses interest rate swaps to hedge its exposure to variable interest rates on long-term debt. For transactions in which the Company is hedging the variability of cash flows, changes in the fair value of the derivative are reported in Accumulated other comprehensive income (loss), with subsequent reclassification to earnings when the hedged transaction, asset or liability affects earnings. The Company’s gains and losses on derivatives designated as hedges, when recognized, are included in the Consolidated Condensed Statements of Income with specific line item classification determined based on the nature of the risk underlying individual hedge strategies. Any ineffectiveness is recorded currently in the Consolidated Condensed Statements of Income.

Property, plant and equipment - HighMount follows the full cost method of accounting for gas and oil exploration and production activities prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved gas and oil reserves, assuming period-end pricing adjusted for cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. Approximately 2.6% of HighMount’s total proved reserves is hedged by qualifying cash flow hedges, for which hedge-adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge-adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of September 30, 2007. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Condensed Balance Sheets pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” are excluded from HighMount’s calculations under the full cost ceiling test.

Depletion of gas and oil producing properties is computed using the units-of-production method. Under the full cost method, the depletable base of costs subject to depletion also includes estimated future costs to be incurred in developing proved gas and oil reserves, as well as capitalized asset retirement costs, net of projected salvage values. The costs of investments in unproved properties including associated exploration-related costs are initially excluded from the depletable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depletable base, determined on a property by property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depletable base. In addition, gains or losses on the sale or other disposition of gas and oil properties are not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2007. Amounts presented related to the prior year were accounted for under the previous accounting guidance, FTB No. 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Condensed Statements of Income when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Condensed Statements of Income. CNA’s investment in life settlement contracts of $111.0 million at September 30, 2007 is included in Other assets on the Consolidated Condensed Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Condensed Statements of Cash Flows for both periods presented.

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

The following table details the values of life settlement contracts as of September 30, 2007.

	Number of Life	Fair Value of Life	Face Amount of
	Settlement	Settlement	Life Insurance
	Contracts	Contracts	Policies
(In millions of dollars)

Estimated maturity during:
2007	20	$4.0	$13.0
2008	80	15.0	51.0
2009	80	13.0	50.0
2010	80	12.0	50.0
2011	80	11.0	50.0
Thereafter	1,076	56.0	536.0
Total	1,416	$111.0	$750.0

CNA uses an actuarial model to estimate the aggregate face amount of life insurance that is expected to mature in each future year and the corresponding fair value. This model projects the likelihood of the insured’s death for each in force policy based upon CNA’s estimated mortality rates. The number of life settlement contracts presented in the table above is based upon the average face amount of in force policies estimated to mature in each future year.

The unrealized gains (change in fair value) recognized for the three and nine months ended September 30, 2007 on contracts still being held on September 30, 2007 were $5.0 million and $8.0 million. The gains recognized during the three and nine months ended September 30, 2007 on contracts that matured were $15.0 million and $36.0 million.

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

2.  Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions)

Net investment income consisted of:

Fixed maturity securities	$501.4	$478.0	$1,523.0	$1,387.8
Short-term investments	94.3	93.2	294.2	276.9
Limited partnerships	30.6	52.3	172.7	189.5
Equity securities	7.4	3.9	18.5	23.2
Income from trading portfolio	32.2	54.2	220.8	180.6
Interest on funds withheld and other deposits		(10.8)	(0.8)	(65.4)
Other	24.4	33.8	66.8	82.9
Total investment income	690.3	704.6	2,295.2	2,075.5
Investment expenses	(11.4)	(10.1)	(42.1)	(36.0)
Net investment income	$678.9	$694.5	$2,253.1	$2,039.5

Investment gains (losses) are as follows:

Fixed maturities	$(39.5)	$39.9	$(322.2)	$(63.4)
Equity securities, including short positions	16.3	(2.4)	30.3	9.0
Derivative instruments	(44.2)	(13.0)	94.1	(7.5)
Short-term investments	9.7	(1.4)	9.9	(6.2)
Other, including guaranteed separate account business	6.7	5.4	8.0	5.3
Investment gains (losses)	(51.0)	28.5	(179.9)	(62.8)
Gain on issuance of subsidiary stock (Note 9)	0.2	9.0	138.7	9.0
	(50.8)	37.5	(41.2)	(53.8)
Income tax (expense) benefit	17.3	(4.4)	12.9	22.5
Minority interest	3.6	(2.3)	15.2	3.3
Investment gains (losses), net	$(29.9)	$30.8	$(13.1)	$(28.0)

Realized investment losses for the three months ended September 30, 2007 included other-than-temporary impairment (“OTTI”) losses of $188.0 million, recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the three months ended September 30, 2006 of $46.0 million recorded primarily in the corporate and other taxable bonds sector.

Realized investment losses for the nine months ended September 30, 2007 included OTTI losses of $451.0 million, recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the nine months ended September 30, 2006 of $87.0 million recorded primarily in the corporate and other taxable bonds sector.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
				Greater
	Amortized	Unrealized	Less Than	Than
September 30, 2007	Cost	Gains	12 Months	12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$3,059.1	$78.1	$1.3	$1.5	$3,134.4
Asset-backed securities	11,616.9	30.7	234.1	167.0	11,246.5
States, municipalities and political
subdivisions-tax exempt	6,573.0	189.3	63.5	4.0	6,694.8
Corporate	7,693.3	215.3	77.5	10.7	7,820.4
Other debt	3,834.8	182.6	23.4	5.5	3,988.5
Redeemable preferred stocks	1,158.6	8.9	27.5		1,140.0
Fixed maturities available-for-sale	33,935.7	704.9	427.3	188.7	34,024.6
Fixed maturities, trading	884.7	5.8	5.1	15.1	870.3
Total fixed maturities	34,820.4	710.7	432.4	203.8	34,894.9
Equity securities:
Equity securities available-for-sale	345.9	264.0	1.9	0.2	607.8
Equity securities, trading	685.5	101.7	29.1	15.0	743.1
Total equity securities	1,031.4	365.7	31.0	15.2	1,350.9
Short-term investments:
Short-term investments available-for-
sale	9,738.7	3.2	0.2		9,741.7
Short-term investments, trading	2,138.9				2,138.9
Total short-term investments	11,877.6	3.2	0.2	-	11,880.6
Total	$47,729.4	$1,079.6	$463.6	$219.0	$48,126.4

December 31, 2006

Fixed maturity securities:
U.S. government and obligations of
government agencies	$5,055.6	$86.2	$2.6	$1.6	$5,137.6
Asset-backed securities	13,822.8	27.7	20.8	151.0	13,678.7
States, municipalities and political
subdivisions-tax exempt	4,915.2	236.9	1.2	4.6	5,146.3
Corporate	6,810.8	337.8	7.5	9.7	7,131.4
Other debt	3,442.7	207.6	6.6	2.0	3,641.7
Redeemable preferred stocks	885.0	27.8	0.5		912.3
Fixed maturities available-for-sale	34,932.1	924.0	39.2	168.9	35,648.0
Fixed maturities, trading	1,920.5	6.0	4.4	0.4	1,921.7
Total fixed maturities	36,852.6	930.0	43.6	169.3	37,569.7
Equity securities:
Equity securities available-for-sale	348.4	249.0	0.2	0.2	597.0
Equity securities, trading	618.6	111.6	10.4	8.0	711.8
Total equity securities	967.0	360.6	10.6	8.2	1,308.8
Short-term investments:
Short-term investments available-for-
sale	8,436.9				8,436.9
Short-term investments, trading	4,385.2	0.4	0.1		4,385.5
Total short-term investments	12,822.1	0.4	0.1	-	12,822.4
Total	$50,641.7	$1,291.0	$54.3	$177.5	$51,700.9

The following table summarizes, for available-for-sale fixed maturity and equity securities in an unrealized loss position at September 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	September 30, 2007		December 31, 2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed maturity securities:
Investment grade:
0-6 months	$6,101.9	$311.4	$9,829.3	$23.7
7-12 months	1,115.8	78.4	1,267.1	11.8
13-24 months	1,145.4	36.8	5,247.9	127.4
Greater than 24 months	4,444.4	150.0	1,021.4	41.1
Total investment grade available-for-sale	12,807.5	576.6	17,365.7	204.0

Non-investment grade:
0-6 months	1,889.0	37.3	509.0	2.1
7-12 months	4.0	0.2	87.3	1.5
13-24 months	28.1	1.9	23.9	0.5
Greater than 24 months	1.6		2.3
Total non-investment grade available-for-sale	1,922.7	39.4	622.5	4.1

Total fixed maturity securities available-for-sale	14,730.2	616.0	17,988.2	208.1

Available-for-sale equity securities:
0-6 months	82.6	1.3	9.8	0.2
7-12 months	1.7	0.6	0.7
13-24 months
Greater than 24 months	2.9	0.2	2.9	0.2
Total available-for-sale equity securities	87.2	2.1	13.4	0.4
Total available-for-sale fixed maturity and equity
securities	$14,817.4	$618.1	$18,001.6	$208.5

At September 30, 2007, the carrying value of the available-for-sale fixed maturities was $34,024.6 million, representing 67.2% of the total investment portfolio. The unrealized loss position associated with the available-for-sale fixed maturity portfolio included $616.0 million in gross unrealized losses, consisting of asset-backed securities which represented 65.1%, corporate bonds which represented 14.3%, municipal securities which represented 11.0%, and all other fixed maturity securities which represented 9.6%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total available-for-sale fixed maturity portfolio. The total available-for-sale fixed maturity portfolio gross unrealized losses included 1,689 securities which were, in aggregate, approximately 4.0% below amortized cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of September 30, 2007 is presented below.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors during the third quarter of 2007 related to the market disruption caused by a general lack of liquidity in the asset-backed securities market. This disruption was triggered by issues surrounding sub-prime residential mortgage-backed securities (sub-prime issue), but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.

The majority of the holdings in this category are corporate mortgage-backed pass-through securities, collateralized mortgage obligations (“CMOs”) and corporate asset-backed structured securities. The holdings in these sectors include 561 securities in a gross unrealized loss position of $395.0 million. Of these securities in an unrealized loss position, 47.0% are rated AAA, 25.0% are rated AA, 25.0% are rated A and 3.0% are rated BBB. The aggregate severity of the unrealized loss was approximately 5.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are pass-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of September 30, 2007, there was no adverse change in estimated cash flows noted for the securities held subject to EITF No. 99-20, which have a gross unrealized loss of $94.0 million and an aggregate severity of the unrealized loss of approximately 9.0% of amortized cost. There were OTTI losses recorded on asset-backed securities of $68.0 million and $153.0 million for the three and nine months ended September 30, 2007.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 323 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position as of September 30, 2007. The aggregate severity of the unrealized loss on these securities was approximately 5.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The decline in fair value was primarily attributable to the market disruption caused by the sub-prime issue and not credit quality. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 235 securities in an unrealized loss position with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized loss was approximately 5.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.

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

Of the unrealized losses in this category, over 58.0% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors and 410 securities. The aggregate severity of the unrealized loss was approximately 2.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and communications, which as a percentage of total gross unrealized losses were 28.0%, 23.0% and 14.0% at September 30, 2007. The decline in fair value was primarily attributable to deterioration in the broader credit markets caused primarily by the sub-prime issue and liquidity concerns that stemmed from this issue, and macro conditions in certain sectors that the market views as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.

Investment Commitments

    As of September 30, 2007 and December 31, 2006, the Company had committed approximately $433.0 million and $109.0 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

    The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2007 and December 31, 2006, the Company had commitments to purchase $90.7 million and $64.0 million, and sell $103.8 million and $23.7 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2007 and December 31, 2006, the Company had obligations on unfunded bank loan participations in the amount of $23.0 million and $29.0 million.

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

The attribution of income to each class of common stock for the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions, except %)

Loews common stock:

Consolidated net income	$555.7	$635.1	$1,977.4	$1,744.8
Less income attributable to Carolina Group stock	145.7	117.9	405.0	279.3
Income attributable to Loews common stock	$410.0	$517.2	$1,572.4	$1,465.5

Carolina Group stock:

Income available to Carolina Group stock	$233.6	$202.9	$649.4	$540.2
Weighted average economic interest of the Carolina
Group	62.4%	58.1%	62.4%	51.7%

Income attributable to Carolina Group stock	$145.7	$117.9	$405.0	$279.3

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	531.86	550.59	536.53	554.45
Stock options and stock appreciation rights	1.33	0.85	1.18	0.81
Weighted average shares outstanding-diluted	533.19	551.44	537.71	555.26

Carolina Group stock:

Weighted average shares outstanding-basic	108.44	100.48	108.42	88.33
Stock options and stock appreciation rights	0.14	0.11	0.13	0.10
Weighted average shares outstanding-diluted	108.58	100.59	108.55	88.43

  Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of shares not included in the diluted computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loews common stock	705,689	2,610	237,034	76,098
Carolina Group stock	101,630	-	34,245	17,372

4.  Loews and Carolina Group Consolidating Condensed Financial Information

The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional, intergroup debt owed by the Carolina Group to the Loews Group ($829.1 million outstanding at September 30, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of September 30, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
September 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,817.7	$101.0	$1,918.7	$48,738.6			$50,657.3
Cash	0.5	0.6	1.1	125.9			127.0
Receivables	14.0	0.1	14.1	12,906.3	$(11.6	) (a)	12,908.8
Property, plant and
equipment	208.0		208.0	9,428.7			9,636.7
Deferred income taxes	540.9		540.9	304.5			845.4
Goodwill and other intangible
assets				1,346.5			1,346.5
Other assets	319.2		319.2	1,463.0			1,782.2
Investment in combined
attributed net assets of the
Carolina Group				1,035.6	(829.1	) (a)
					(206.5	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,189.3			1,189.3
Separate account business				471.7			471.7
Total assets	$2,900.3	$101.7	$3,002.0	$77,010.1	$(1,047.2)		$78,964.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$40,749.5			$40,749.5
Payable for securities
purchased				3,598.5			3,598.5
Collateral on loaned securities and derivatives				83.4			83.4
Short-term debt				164.2			164.2
Long-term debt		$829.1	$829.1	7,068.0	$(829.1	) (a)	7,068.0
Reinsurance balances payable				482.7			482.7
Other liabilities	$1,615.7	8.5	1,624.2	3,802.7	(11.6	) (a)	5,415.3
Separate account business				471.7			471.7
Total liabilities	1,615.7	837.6	2,453.3	56,420.7	(840.7)		58,033.3
Minority interest				3,652.3			3,652.3
Shareholders’ equity	1,284.6	(735.9)	548.7	16,937.1	(206.5	) (b)	17,279.3
Total liabilities and
shareholders’ equity	$2,900.3	$101.7	$3,002.0	$77,010.1	$(1,047.2)		$78,964.9

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

	Carolina Group			Loews	Adjustments and
December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,767.5	$101.0	$1,868.5	$52,020.3			$53,888.8
Cash	1.2	0.3	1.5	132.3			133.8
Receivables	15.6	0.4	16.0	13,028.2	$(16.9	) (a)	13,027.3
Property, plant and
equipment	196.4		196.4	5,304.9			5,501.3
Deferred income taxes	495.7		495.7	125.2			620.9
Goodwill and other intangible
assets				298.9			298.9
Other assets	282.8		282.8	1,433.7			1,716.5
Investment in combined
attributed net assets of the
Carolina Group				1,288.3	(1,229.7	) (a)
					(58.6	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,190.4			1,190.4
Separate account business				503.0			503.0
Total assets	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,079.9			$41,079.9
Payable for securities
purchased				1,046.7			1,046.7
Collateral on loaned securities				3,601.5			3,601.5
Short-term debt				4.6			4.6
Long-term debt		$1,229.7	$1,229.7	5,567.8	$(1,229.7	) (a)	5,567.8
Reinsurance balances payable				539.1			539.1
Other liabilities	$1,463.9	11.5	1,475.4	3,681.7	(16.9	) (a)	5,140.2
Separate account business				503.0			503.0
Total liabilities	1,463.9	1,241.2	2,705.1	56,024.3	(1,246.6)		57,482.8
Minority interest				2,896.3			2,896.3
Shareholders’ equity	1,295.3	(1,139.5)	155.8	16,404.6	(58.6	) (b)	16,501.8
Total liabilities and
shareholders’ equity	$2,759.2	$101.7	$2,860.9	$75,325.2	$(1,305.2)		$76,880.9

(a)	To eliminate the intergroup notional debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.7% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

Three Months Ended	Carolina Group			Loews	Adjustments and
September 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,882.1			$1,882.1
Net investment income	$30.8	$2.3	$33.1	663.8	$(18.0	) (a)	678.9
Investment gains (losses)	2.8		2.8	(53.8)			(51.0)
Gain on issuance of subsidiary
stock				0.2			0.2
Manufactured products	1,043.8		1,043.8	49.6			1,093.4
Other				1,049.7			1,049.7
Total	1,077.4	2.3	1,079.7	3,591.6	(18.0)		4,653.3

Expenses:

Insurance claims and
policyholders’ benefits				1,574.4			1,574.4
Amortization of deferred
acquisition costs				384.5			384.5
Cost of manufactured products
sold	613.9		613.9	24.3			638.2
Other operating expenses	81.8		81.8	868.7			950.5
Interest	1.1	18.0	19.1	81.1	(18.0	) (a)	82.2
Total	696.8	18.0	714.8	2,933.0	(18.0)		3,629.8

	380.6	(15.7)	364.9	658.6	-		1,023.5

Income tax expense (benefit)	136.9	(5.6)	131.3	190.1	-		321.4
Minority interest				146.5			146.5
Total	136.9	(5.6)	131.3	336.6	-		467.9

Income (loss) from operations	243.7	(10.1)	233.6	322.0			555.6
Equity in earnings of the
Carolina Group				87.9	(87.9	) (b)
Income (loss) from continuing
operations	243.7	(10.1)	233.6	409.9	(87.9)		555.6
Discontinued operations, net				0.1			0.1
Net income (loss)	$243.7	$(10.1)	$233.6	$410.0	$(87.9)		$555.7

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

Three Months Ended	Carolina Group			Loews	Adjustments And
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,943.4			$1,943.4
Net investment income	$27.4	$2.2	$29.6	693.1	$(28.2	) (a)	694.5
Investment gains (losses)	0.1		0.1	28.4			28.5
Gain on issuance of subsidiary
stock				9.0			9.0
Manufactured products	986.0		986.0	49.5			1,035.5
Other				796.3			796.3
Total	1,013.5	2.2	1,015.7	3,519.7	(28.2)		4,507.2

Expenses:

Insurance claims and
policyholders’ benefits				1,521.9			1,521.9
Amortization of deferred
acquisition costs				390.4			390.4
Cost of manufactured products
sold	573.7		573.7	24.3			598.0
Other operating expenses	83.5	0.1	83.6	719.2			802.8
Interest	0.1	28.2	28.3	78.6	(28.2	) (a)	78.7
Total	657.3	28.3	685.6	2,734.4	(28.2)		3,391.8

	356.2	(26.1)	330.1	785.3	-		1,115.4

Income tax expense (benefit)	137.3	(10.1)	127.2	236.4			363.6
Minority interest				122.4			122.4
Total	137.3	(10.1)	127.2	358.8	-		486.0

Income (loss) from operations	218.9	(16.0)	202.9	426.5	-		629.4
Equity in earnings of the
Carolina Group				85.0	(85.0	) (b)	-
Income (loss) from continuing
operations	218.9	(16.0)	202.9	511.5	(85.0)		629.4
Discontinued operations, net				5.7			5.7
Net income (loss)	$218.9	$(16.0)	$202.9	$517.2	$(85.0)		$635.1

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Nine Months Ended	Carolina Group			Loews	and
September 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$5,616.1			$5,616.1
Net investment income	$86.8	$6.6	$93.4	2,221.5	$(61.8	) (a)	2,253.1
Investment gains (losses)	2.9		2.9	(182.8)			(179.9)
Gain on issuance of subsidiary
stock				138.7			138.7
Manufactured products	3,012.2		3,012.2	135.8			3,148.0
Other	0.4		0.4	2,973.9			2,974.3
Total	3,102.3	6.6	3,108.9	10,903.2	(61.8)		13,950.3

Expenses:

Insurance claims and
policyholders’ benefits				4,495.7			4,495.7
Amortization of deferred
acquisition costs				1,137.1			1,137.1
Cost of manufactured products
sold	1,771.7		1,771.7	67.3			1,839.0
Other operating expenses	246.4	0.1	246.5	2,356.9			2,603.4
Interest	3.7	61.8	65.5	230.2	(61.8	) (a)	233.9
Total	2,021.8	61.9	2,083.7	8,287.2	(61.8)		10,309.1

	1,080.5	(55.3)	1,025.2	2,616.0	-		3,641.2

Income tax expense (benefit)	396.1	(20.3)	375.8	799.4			1,175.2
Minority interest				482.0			482.0
Total	396.1	(20.3)	375.8	1,281.4	-		1,657.2

Income (loss) from operations	684.4	(35.0)	649.4	1,334.6			1,984.0
Equity in earnings of the
Carolina Group				244.4	(244.4	) (b)
Income (loss) from continuing
operations	684.4	(35.0)	649.4	1,579.0	(244.4)		1,984.0
Discontinued operations, net				(6.6)			(6.6)
Net income (loss)	$684.4	$(35.0)	$649.4	$1,572.4	$(244.4)		$1,977.4

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

Nine Months Ended	Carolina Group			Loews	Adjustments and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$5,704.0			$5,704.0
Net investment income	$71.6	$5.8	$77.4	2,051.6	$(89.5	) (a)	2,039.5
Investment gains (losses)	(0.5)		(0.5)	(62.3)			(62.8)
Gain on issuance of subsidiary
stock				9.0			9.0
Manufactured products	2,818.1		2,818.1	136.5			2,954.6
Other	0.1		0.1	2,384.6			2,384.7
Total	2,889.3	5.8	2,895.1	10,223.4	(89.5)		13,029.0

Expenses:

Insurance claims and
policyholders’ benefits				4,446.1			4,446.1
Amortization of deferred
acquisition costs				1,132.4			1,132.4
Cost of manufactured products
sold	1,638.0		1,638.0	68.0			1,706.0
Other operating expenses	285.2	0.2	285.4	2,125.2			2,410.6
Restructuring and other related
charges				(12.9)			(12.9)
Interest	0.1	89.5	89.6	223.9	(89.5	) (a)	224.0
Total	1,923.3	89.7	2,013.0	7,982.7	(89.5)		9,906.2

	966.0	(83.9)	882.1	2,240.7			3,122.8

Income tax expense (benefit)	374.5	(32.6)	341.9	693.1			1,035.0
Minority interest				341.3			341.3
Total	374.5	(32.6)	341.9	1,034.4			1,376.3

Income (loss) from operations	591.5	(51.3)	540.2	1,206.3			1,746.5
Equity in earnings of the
Carolina Group				260.9	(260.9	) (b)
Income (loss) from continuing
operations	591.5	(51.3)	540.2	1,467.2	(260.9)		1,746.5
Discontinued operations, net				(1.7)			(1.7)
Net income (loss)	$591.5	$(51.3)	$540.2	$1,465.5	$(260.9)		$1,744.8

(a)	To eliminate interest on the intergroup notional debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

Nine Months Ended	Carolina Group			Loews	Adjustments and
September 30, 2007	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided (used) by
operating activities	$716.3	$(37.7)	$678.6	$3,785.0	$(89.4)	$4,374.2

Investing activities:

Purchases of property and
equipment	(42.3)		(42.3)	(1,353.0)		(1,395.3)
Change in short-term
investments	(265.5)		(265.5)	466.4		200.9
Other investing activities	265.0		265.0	(4,211.9)	(400.6)	(4,347.5)
	(42.8)	-	(42.8)	(5,098.5)	(400.6)	(5,541.9)

Financing activities:

Dividends paid	(676.0)	438.6	(237.4)	(100.5)	89.4	(248.5)
Reduction of intergroup
notional debt		(400.6)	(400.6)		400.6
Excess tax benefits from
share-based compensation	1.8		1.8	6.2		8.0
Other financing activities				1,368.3		1,368.3
	(674.2)	38.0	(636.2)	1,274.0	490.0	1,127.8
Net change in cash	(0.7)	0.3	(0.4)	(39.5)	-	(39.9)
Net cash transactions from:
Continuing operations to
discontinued operations				59.2		59.2
Discontinued operations to
continuing operations				(59.2)		(59.2)
Cash, beginning of period	1.2	0.3	1.5	172.5		174.0
Cash, end of period	$0.5	$0.6	$1.1	$133.0	$-	$134.1

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

Nine Months Ended	Carolina Group			Loews	Adjustments and
September 30, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$635.1	$(53.7)	$581.4	$1,212.0	$(109.8)	$1,683.6

Investing activities:

Purchases of property and
equipment	(22.3)		(22.3)	(593.6)		(615.9)
Change in short-term
investments	137.6		137.6	(5,665.4)		(5,527.8)
Other investing activities	(189.4)		(189.4)	3,432.5	(273.0)	2,970.1
	(74.1)	-	(74.1)	(2,826.5)	(273.0)	(3,173.6)

Financing activities:

Dividends paid	(564.0)	326.9	(237.1)	(97.1)	109.8	(224.4)
Reduction of intergroup
notional debt		(273.0)	(273.0)		273.0
Excess tax benefits from
share-based compensation	1.0		1.0	3.9		4.9
Other financing activities				1,720.8		1,720.8
	(563.0)	53.9	(509.1)	1,627.6	382.8	1,501.3
Net change in cash	(2.0)	0.2	(1.8)	13.1	-	11.3
Net cash transactions from:
Continuing operations to
discontinued operations				15.3		15.3
Discontinued operations to
continuing operations				(15.3)		(15.3)
Cash, beginning of period	2.4	0.1	2.5	179.5		182.0
Cash, end of period	$0.4	$0.3	$0.7	$192.6	$-	$193.3

5.  Receivables

	September 30,	December 31,
	2007	2006
(In millions)

Reinsurance	$9,356.5	$9,947.3
Other insurance	2,427.2	2,475.8
Security sales	731.3	325.9
Accrued investment income	346.3	331.4
Other	888.0	810.8
Total	13,749.3	13,891.2
Less:allowance for doubtful accounts on reinsurance receivables	464.2	469.6
allowance for other doubtful accounts and cash discounts	376.3	394.3
Receivables	$12,908.8	$13,027.3

6.  Property, Plant and Equipment

	September 30,	December 31,
	2007	2006
(In millions)

Land	$72.1	$71.1
Buildings and building equipment	761.0	716.2
Offshore drilling rigs and equipment	4,379.5	3,896.6
Machinery and equipment	1,835.6	1,378.0
Pipeline equipment	1,860.7	1,833.3
Natural gas and oil proved and unproved properties	2,707.1
Construction in process	1,467.3	728.3
Leaseholds and leasehold improvements	74.8	70.5
Total	13,158.1	8,694.0
Less accumulated depreciation, depletion and amortization	3,521.4	3,192.7
Property, plant and equipment	$9,636.7	$5,501.3

The natural gas and oil proved and unproved properties included above were acquired in the third quarter of 2007. See Note 9.

Diamond Offshore Construction Projects

Construction in process at September 30, 2007, included $139.5 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $241.6 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. Diamond Offshore anticipates delivery of the Ocean Shield and Ocean Scepter late in the first quarter of 2008 and during the second quarter of 2008, respectively. Diamond Offshore expects the upgrade of the Ocean Monarch to be completed in late 2008.

The Ocean Endeavor arrived in the U.S. Gulf of Mexico late in the second quarter of 2007 and commenced drilling operations in early July 2007. Consequently, Diamond offshore transferred $249.6 million in Construction in process to Offshore drilling rigs and equipment in the second quarter of 2007.

Boardwalk Pipeline Expansion Projects

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects include a pipeline expansion consisting of approximately 242 miles of 42-inch pipeline from DeSoto Parish in western Louisiana to near Harrisville, Mississippi and will add approximately 1.7 billion cubic feet (“Bcf”) of new peak-day transmission capacity to its pipeline system. Boardwalk Pipeline is pursuing construction of a new interstate pipeline that will begin near Sherman, Texas and proceed to the Perryville, Louisiana area and will consist of approximately 357 miles of 42-inch pipeline having approximately 1.7 Bcf of peak-day transmission capacity. Boardwalk Pipeline is planning a pipeline expansion originating near Harrisville, Mississippi and extending to an interconnect with Transcontinental Pipe Line Company in Choctaw County, Alabama, which will consist of approximately 112 miles of 42-inch pipeline having initial capacity of approximately 1.2 Bcf of peak-day transmission capacity.

Boardwalk Pipeline is also pursuing the construction of two laterals connected to its pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by its existing interstate pipelines.  The Fayetteville Lateral, consisting of approximately 165 miles of 36-inch pipeline, has an initial design capacity of approximately 800 thousand cubic feet (“MMcf”) of peak-day transmission capacity. This lateral will originate in Arkansas and proceed to Mississippi. The Greenville Lateral, consisting of approximately 95 miles of pipeline with an initial design capacity of approximately 750 MMcf of peak-day transmission capacity, will originate near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi area.

The total cost of the pipeline expansion projects discussed above is estimated to be approximately $3.7 billion. Actual costs may exceed the current estimate due to a variety of factors, including awaiting receipt of regulatory approvals, the timing of which Boardwalk Pipeline cannot control, weather-related costs and further delays in construction which could result in additional contractor penalties and stand-by costs.

Boardwalk Pipeline Magnolia Storage Facility

Boardwalk Pipeline was developing a salt dome storage cavern near Napoleonville, Louisiana. Operational tests, which began in May of 2007 and were completed in July, indicated that due to anomalies that could not be corrected, Boardwalk Pipeline will be unable to place the cavern in service as expected. As a result, Boardwalk Pipeline has elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed. In accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of the cavern and related facilities of approximately $45.1 million was tested for recoverability. In the second quarter of 2007, Boardwalk Pipeline recognized an impairment charge of approximately $14.7 million, representing the carrying value of the cavern, the fair value of which was determined to be zero based on discounted expected future cash flows. The charge was included in Other operating expenses on the Consolidated Condensed Statements of Income. Boardwalk Pipeline expects to use the other assets associated with the project, which include pipeline, compressors, base gas and other equipment and facilities, in conjunction with a replacement storage cavern to be developed.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $10.0 million and $22.0 million for the three months ended September 30, 2007 and 2006 and $54.0 million and $40.0 million for the nine months ended September 30, 2007 and 2006. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed these estimates.

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

The following table provides data related to CNA’s APMT claim and claim adjustment expense reserves.

	September 30, 2007		December 31, 2006
	Asbestos	Environmental Pollution and Mass Tort	Asbestos	Environmental Pollution and Mass Tort
(In millions)

Gross reserves	$2,400.0	$597.0	$2,635.0	$647.0
Ceded reserves	(1,063.0)	(210.0)	(1,183.0)	(231.0)
Net reserves	$1,337.0	$387.0	$1,452.0	$416.0

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

As of September 30, 2007 and December 31, 2006, CNA carried approximately $1,337.0 million and $1,452.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. CNA recorded $6.0 million and $2.0 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2007 and 2006. CNA paid asbestos-related claims, net of reinsurance recoveries, of $121.0 million and $76.0 million for the nine months ended September 30, 2007 and 2006. On February 2, 2007, CNA paid $31.0 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.

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

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70.0 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan; two parties have appealed that ruling.

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

CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA has noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Keasbey’s other two insurers, Wausau and One Beacon, have filed cross appeals, and the parties are in the process of filing briefs. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. The hearing on that motion was set for October 18, 2007. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February of 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. The Texas Attorney General filed an amicus curiae brief supporting the insurers’ position. After a long period of no activity, the court recently asked the plaintiffs to file a response to the petition for mandamus. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

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

Environmental Pollution and Mass Tort

As of September 30, 2007 and December 31, 2006, CNA carried approximately $387.0 million and $416.0 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental pollution and mass tort claims. CNA recorded $1.0 million of unfavorable environmental pollution and mass tort net claim and claim adjustment expense reserve development for the nine months ended September 30, 2007. There was no environmental pollution and mass tort net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2006. CNA recorded $45.0 million and $30.0 million of current accident year losses related to mass tort for the nine months ended September 30, 2007 and 2006. CNA paid environmental pollution-related claims and mass tort-related claims, net of reinsurance recoveries, of $75.0 million and $88.0 million for the nine months ended September 30, 2007 and 2006.

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

Three Month Comparison

The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the three months ended September 30, 2007 and 2006.

	Standard	Specialty	Other
Three Months Ended September 30, 2007	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$(77.0)	$13.0	$4.0	$(60.0)
APMT			3.0	3.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(77.0)	13.0	7.0	(57.0)
Pretax favorable premium development	(7.0)	(1.0)	(2.0)	(10.0)
Total pretax unfavorable (favorable) net prior year
development	$(84.0)	$12.0	$5.0	$(67.0)

Three Months Ended September 30, 2006
(In millions)

Pretax unfavorable (favorable) net prior year claim
and allocated claim adjustment expense reserve
development:
Core (Non-APMT)	$6.0	$(4.0)	$2.0	$4.0
APMT			1.0	1.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	6.0	(4.0)	3.0	5.0
Pretax unfavorable (favorable) premium development	(19.0)	6.0	(3.0)	(16.0)
Total pretax unfavorable (favorable) net prior year
development	$(13.0)	$2.0	$-	$(11.0)

2007 Net Prior Year Development

Standard Lines

Approximately $42.0 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006.

Approximately $25.0 million of favorable claim and allocated claim adjustment expense development was recorded related to property exposures, primarily due to decreased frequency and severity on claims in accident years 2005 and 2006. The severity change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates.

Specialty Lines

Approximately $39.0 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on professional liability claims in accident years 2005 and prior. The increase in severity was due to a comprehensive case by case claim review for large law firm exposures, causing an overall increase in estimated ultimate loss.

Approximately $17.0 million of favorable claim and allocated claim adjustment expense reserve development was recorded in healthcare facilities due to decreased frequency and severity across several accident years. This was primarily due to decreased severity on open claims within general liability exposures and decreased incurred losses as a result of changes in individual claim reserve estimates.

2006 Net Prior Year Development

Standard Lines

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

Nine Month Comparison

The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the nine months ended September 30, 2007 and 2006.

	Standard	Specialty	Other
Nine Months Ended September 30, 2007	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$(97.0)	$19.0	$12.0	$(66.0)
APMT			7.0	7.0
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(97.0)	19.0	19.0	(59.0)
Pretax favorable premium development	(20.0)	(8.0)	(5.0)	(33.0)
Total pretax unfavorable (favorable) net prior year
development	$(117.0)	$11.0	$14.0	$(92.0)

Nine Months Ended September 30, 2006

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-APMT)	$70.0	$(1.0)	$13.0	$82.0
APMT			2.0	2.0
Pretax unfavorable (favorable) net prior year
development before impact of premium development	70.0	(1.0)	15.0	84.0
Pretax unfavorable (favorable) premium development	(92.0)		1.0	(91.0)
Total pretax unfavorable (favorable) net prior year
development	$(22.0)	$(1.0)	$16.0	$(7.0)

2007 Net Prior Year Development

Standard Lines

Approximately $42.0 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006. In addition, approximately $14.0 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on retrospectively rated large account policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity.

Approximately $58.0 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual claim reserve estimates.

Approximately $46.0 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related to workers compensation and general liability books of business. This was partially offset by $30.0 million of unfavorable claim and claim adjustment expense reserve development related to this premium.

Approximately $16.0 million of unfavorable premium development was recorded due to the change in the Company’s exposure related to its participation in the involuntary pools. This unfavorable premium development was partially offset by $9.0 million of favorable claim and allocated claim adjustment expense development.

Additional unfavorable prior year reserve development was recorded in the workers’ compensation line of business as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This unfavorable development was offset by favorable development in Commercial Auto, Monoline General Liability and Umbrella product lines. This favorable development was due to improved severity in recent accident years.

Specialty Lines

The net prior year development recorded for the nine months ended September 30, 2007 primarily relates to the items included in the three month discussion.

Other Insurance

Approximately $9.0 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

2006 Net Prior Year Development

Standard Lines

Approximately $41.0 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily due to continued claim cost inflation for workers’ compensation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation are medical inflation and advances in medical care.

Approximately $21.0 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, in accident years 2005 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation and advances in medical care result in additional claims reaching the excess layers covered by the Company and increases the size of claims already in the excess layers.

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

8.  Debt

In August of 2007, CNA entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250.0 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. As of September 30, 2007, CNA had no outstanding borrowings under the agreement.

Under the credit agreement, CNA is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNA’s financial ratings. The credit agreement includes several covenants including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization.

As of September 30, 2007, there were no loans outstanding under Diamond Offshore’s $285.0 million credit facility; however, $79.0 million in letters of credit were issued which reduced the available capacity under the facility.

On July 31, 2007, HighMount incurred $1.6 billion of term loans (the “Acquisition Debt”) in conjunction with the acquisition described in Note 9. The Acquisition Debt bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. The Credit Agreement also provides for a five year, $400.0 million revolving credit facility, borrowings under which bear interest at a floating rate equal to LIBOR plus an applicable margin. As of September 30, 2007, $15.0 million was outstanding under the facility.

In August of 2007, Gulf South Pipeline, LP, a wholly owned subsidiary of Boardwalk Pipeline, issued $500.0 million aggregate principal amount of senior notes, consisting of $225.0 million aggregate principal amount of 5.8% senior notes due 2012 and $275.0 million aggregate principal amount of 6.3% senior notes due 2017. The proceeds from this offering will primarily be used to finance a portion of Gulf South’s expansion projects.

As of September 30, 2007, Boardwalk Pipeline had outstanding letters of credit for $221.5 million to support certain obligations associated with its Fayetteville Lateral and Gulf Crossing expansion projects, which reduced the available capacity under its $700.0 million credit facility to $478.5 million.

9.  Significant Transactions

Acquisition of business

On July 31, 2007, HighMount acquired certain exploration and production assets and assumed certain related obligations, from subsidiaries of Dominion for $4.0 billion, subject to adjustment. The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent. These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates.

The acquisition was funded with approximately $2.4 billion from the Company’s available cash and $1.6 billion of Acquisition Debt described in Note 8.

The preliminary allocation of purchase price to the assets and liabilities acquired was as follows:

(In millions)

Property, plant and equipment	$3,005.5
Deferred income taxes	7.3
Goodwill and other intangible assets	1,049.1
Other assets	16.0
Other liabilities	(48.3)
$4,029.6

Gain on Issuance of Subsidiary Stock

Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB No. 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB No. 51 gains or losses, respectively) either in income or in shareholders’ equity. In accordance with the election provided in SAB No. 51, the Company’s policy is to record such SAB No. 51 gains or losses directly to the income statement.

Diamond Offshore

In the first nine months of 2007, the holders of $450.5 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $1.5 million accreted value at the dates of conversion, or $2.4 million aggregate principal amount at maturity, of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

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

Boardwalk Pipeline

In the first quarter of 2007, Boardwalk Pipeline sold 8.0 million common units at a price of $36.50 per unit in a public offering and received net proceeds of $287.9 million. In addition, the Company contributed $6.0 million to maintain its 2.0% general partner interest. The Company’s ownership interest in Boardwalk Pipeline declined from approximately 80% to 75% as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $379.8 million at September 30, 2007, from $234.6 million at December 31, 2006. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company will defer gain recognition until the subordinated units are converted into common units.

Bulova

In October of 2007, the Company entered into an agreement to sell Bulova to Citizen Watch Co., Ltd. for $250.0 million, subject to adjustment. The closing of the sale is subject to customary closing conditions and is anticipated to occur in January 2008. The Company estimates that it will record a pretax gain of approximately $105.0 million due to this transaction.

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Service cost	$12.0	$14.1	$38.3	$41.8
Interest cost	54.0	53.4	162.1	159.3
Expected return on plan assets	(64.7)	(61.4)	(194.0)	(182.3)
Amortization of net loss	1.9	2.1	3.5	5.9
Amortization of prior service cost	0.7	1.5	3.6	4.9
Actuarial loss	2.6	4.2	8.4	20.7
Settlement costs	0.4	5.6	4.2	5.6
Regulatory asset increase	(0.5)	(3.0)	(0.5)	(3.0)
Net periodic benefit cost	$6.4	$16.5	$25.6	$52.9

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Service cost	$2.4	$2.6	$6.8	$7.3
Interest cost	6.5	7.4	19.3	20.9
Expected return on plan assets	(1.3)	(1.2)	(3.6)	(3.5)
Amortization of net loss	0.2	0.5	0.5	1.1
Amortization of prior service benefit	(6.8)	(8.2)	(20.5)	(24.4)
Actuarial loss	0.6	1.0	1.8	2.7
Settlement costs		0.9		2.2
Regulatory asset decrease	1.3	0.3	4.0	4.9
Net periodic benefit cost	$2.9	$3.3	$8.3	$11.2

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

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$1,292.8	$1,401.2	$3,891.6	$4,058.1
Specialty Lines	821.8	799.3	2,405.2	2,309.9
Life and Group Non-Core	308.4	336.1	971.7	973.2
Other Insurance	60.8	88.4	201.2	197.2
Total CNA Financial	2,483.8	2,625.0	7,469.7	7,538.4
Lorillard	1,074.6	1,013.4	3,099.4	2,889.8
Diamond Offshore	655.2	527.6	1,935.1	1,505.6
HighMount	100.2		100.2
Boardwalk Pipeline	141.0	134.9	490.4	442.4
Loews Hotels	90.0	84.9	285.1	280.2
Corporate and other	108.5	121.4	570.4	372.6
Total	$4,653.3	$4,507.2	$13,950.3	$13,029.0

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$295.3	$262.5	$740.1	$672.9
Specialty Lines	174.8	198.1	540.8	542.7
Life and Group Non-Core (b)	(223.3)	(43.4)	(280.6)	(105.8)
Other Insurance	2.2	40.7	18.7	56.8
Total CNA Financial	249.0	457.9	1,019.0	1,166.6
Lorillard	377.7	356.1	1,077.5	966.5
Diamond Offshore	285.0	221.3	944.7	667.2
HighMount	29.6		29.6
Boardwalk Pipeline	40.3	31.1	156.2	132.5
Loews Hotels	6.7	6.4	47.0	39.9
Corporate and other	35.2	42.6	367.2	150.1
Total	$1,023.5	$1,115.4	$3,641.2	$3,122.8

Net income (loss) (a):

CNA Financial:
Standard Lines	$173.7	$156.1	$441.9	$416.3
Specialty Lines	96.2	111.1	300.7	309.1
Life and Group Non-Core (b)	(121.5)	(19.4)	(141.1)	(45.0)
Other Insurance	7.8	33.0	21.6	41.5
Total CNA Financial	156.2	280.8	623.1	721.9
Lorillard	241.9	218.8	682.5	591.8
Diamond Offshore	95.0	81.8	319.8	241.7
HighMount	18.7		18.7
Boardwalk Pipeline	18.1	15.9	73.6	68.1
Loews Hotels	4.1	5.1	28.8	25.6
Corporate and other	21.6	27.0	237.5	97.4
Income from continuing operations	555.6	629.4	1,984.0	1,746.5
Discontinued operations	0.1	5.7	(6.6)	(1.7)
Total	$555.7	$635.1	$1,977.4	$1,744.8

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(28.6)	$17.4	$(125.8)	$(6.2)
Specialty Lines	(12.6)	6.0	(52.1)	(4.1)
Life and Group Non-Core	(8.6)	(10.7)	(25.6)	(56.4)
Other Insurance	(6.7)	13.9	(13.3)	4.4
Total CNA Financial	(56.5)	26.6	(216.8)	(62.3)
Corporate and other	5.7	10.9	175.6	8.5
Total	$(50.8)	$37.5	$(41.2)	$(53.8)

Net income (loss):

CNA Financial:
Standard Lines	$(17.0)	$9.9	$(73.6)	$(3.7)
Specialty Lines	(7.3)	3.6	(30.1)	(2.4)
Life and Group Non-Core	(5.0)	(6.3)	(14.8)	(33.4)
Other Insurance	(3.7)	16.6	(7.5)	5.9
Total CNA Financial	(33.0)	23.8	(126.0)	(33.6)
Corporate and other	3.1	7.0	112.9	5.6
Total	$(29.9)	$30.8	$(13.1)	$(28.0)

(b)	Includes $167.0 million ($96.4 million after tax and minority interest) of expense resulting from the settlement of an arbitration proceeding related to a run-off book of business.

12.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that Continental Casualty Company (“CCC”) and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. On October 10, 2007, CCC, CNA and the plaintiffs reached agreement on terms, subject to entering into a binding settlement agreement. Under such terms, the case would be settled on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Furthermore, CCC would provide certain enhanced benefits to eligible class members including certain non-forfeiture benefits, opportunities to exchange policies and free health screenings. The agreement is subject to notice to the class, as well as Court approval, and had no material adverse effect on the financial condition, cash flows or results of operations of the Company.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and for recovery under various state common law theories. On April 5, 2007, the Court dismissed the plaintiffs’ complaint, but granted the plaintiffs an opportunity to amend their complaint. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this amended complaint. On August 31, 2007, the Court dismissed the federal antitrust claims of the complaint. On September 28, 2007, the Court dismissed the federal RICO claims, which were the sole remaining federal claims of the complaint, and, after declining to exercise supplemental jurisdiction over the state law claims, dismissed the complaint in its entirety. Plaintiffs have filed a notice of appeal from the foregoing orders to the Third Circuit Court of Appeals. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

IGI Contingency

Between April 1, 1997 and December 1, 1999, IGI Underwriting Agencies, Ltd. underwrote a number of reinsurance arrangements with respect to personal accident insurance worldwide (the “IGI Program”). Under various arrangements, CNA Reinsurance Company Limited (“CNA Re Ltd.”) both assumed risks in the IGI Program as a reinsurer and also ceded a substantial portion of those risks to other companies, including other of CNA’s insurance subsidiaries and ultimately to a group of reinsurers participating in a reinsurance pool known as the Associated Accident and Health Reinsurance Underwriters Facility. A portion of the premiums assumed under the IGI Program relating to United States workers’ compensation “carve-out” business was received from John Hancock Life Insurance Company, formerly known as John Hancock Mutual Life Insurance Company (“John Hancock”) under four excess of loss reinsurance treaties (the “Treaties”) issued by CNA Re Ltd. In 2000, CNA Re Ltd. instituted arbitration proceedings against John Hancock seeking rescission of the Treaties. The hearing before the arbitration panel commenced in April of 2007 and final arguments were scheduled for September of 2007.

On September 4, 2007, prior to the commencement of final arguments, CNA reached agreement with John Hancock to fully and finally settle all of its exposures under the Treaties for a one-time payment of $250.0 million. During the third quarter of 2007, CNA recorded an incurred loss, net of reinsurance, of $167.0 million pretax, in the Life and Group Non-Core segment. The after tax and minority interest impact of the settlement was $96.4 million.

New Jersey Wage and Hour Litigation

W. Curtis Himmelman, individually and on behalf of all others similarly situated v. Continental Casualty Company, Civil Action: 06-166, District Court of New Jersey (Trenton Division) is a purported class action and representative action brought on behalf of present and former CNA environmental claims analysts and workers’ compensation claims analysts asserting they worked hours for which they should have been compensated at a rate of one and one-half times their base hourly wage. The complaint was filed on January 12, 2006. The claims were originally brought under both federal and New Jersey state wage and hour laws on the basis that the relevant jobs are not exempt from overtime pay because the duties performed are not exempt duties. On August 11, 2006, the Court dismissed plaintiff’s New Jersey state law claims. Under federal law, plaintiff sought to represent others similarly situated who opted in to the action and who also alleged they were owed overtime pay for hours worked over eight hours per day and/or forty hours per workweek for the period January 5, 2003 to the entry of judgment. Plaintiff sought “overtime compensation,” “compensatory, punitive and statutory damages, interest, costs and disbursements and attorneys’ fees” without specifying any particular amounts (as well as an injunction).

The parties reached agreement to fully and finally resolve this matter. The agreement had no material adverse effect on the financial condition, cash flows or results of operations of the Company.

APMT Reserves

CNA is also a party to litigation and claims related to APMT cases arising in the ordinary course of business. See Note 7 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,000 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 2,900 of these cases.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 1,150 cases are pending, including approximately 140 cases against Lorillard. The 1,150 cases include approximately 925 cases pending in a single West Virginia court that have been consolidated for trial. Lorillard is a defendant in approximately 70 of the approximately 925 consolidated West Virginia cases.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. Lorillard is also a defendant in approximately 140 cases filed by members of the former class in the Engle case; see “Class Actions – Engle Progeny Cases” below. In one of the cases pending against Lorillard, Schwab v. Philip Morris USA, Inc., et al., the court has certified a nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Three such cases are pending against Lorillard and other cigarette manufacturers in the United States and one such case is pending in Israel.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 1,150 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 140 of these cases. The Company is a defendant in one of the pending cases.

Approximately 925 of the 1,150 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases or “IPIC.” During the third quarter of 2006, the court dismissed Lorillard from approximately 800 IPIC cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. These dismissals are not final and it is possible some or all of these 800 dismissals could be contested in subsequent appeals noticed by the plaintiffs. Following these dismissals, Lorillard is a defendant in approximately 70 of the 925 IPIC cases. The Company is not a defendant in any of the IPIC cases. The court has entered a trial plan to govern the cases, and the first phase of the consolidated trial is scheduled to begin on March 17, 2008. Defendants have sought review of the trial plan by the West Virginia Supreme Court of Appeals.

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

No case is scheduled for trial during the remainder of 2007, although trial dates for 2008 and beyond are set in some matters. Lorillard is a defendant in three cases that are scheduled for trial in 2008. A trial date is not set in the single case that is pending against the Company. The trial dates are subject to change.

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

Lorillard has been a defendant in each of the seven flight attendant cases in which verdicts have been returned. Defendants have prevailed in six of the seven trials. In the single trial decided for the plaintiff, the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard has paid its share of the attorneys’ fees, costs and interest awarded to the plaintiff’s counsel in this matter. In one of the six cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial that has not been scheduled. The five remaining cases in which defense verdicts were returned are concluded.

Trial dates are scheduled in two of the flight attendant cases. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in ten pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes. These cases are discussed below.

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

The Florida Supreme Court’s 2006 decision also reinstated verdicts that had awarded actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. These awards totaled approximately $2.8 million to one smoker and $4.0 million to the second, and bear interest at the rate of 10.0% per year. Both individuals have informed the court that they will not seek punitive damages. The court is expected to address the entry of judgment and an allocation of liability as to these two awards. Lorillard’s share of either of these verdicts, if any, has not been determined.

On October 1, 2007, the U.S. Supreme Court denied defendants’ petition for review of the Florida Supreme Court’s holdings that permit members of the Engle class to rely upon the jury’s first-phase verdict. Defendants have filed a petition for rehearing. The Supreme Court has not issued a ruling on defendants’ petition.

The Engle Progeny cases:  Although the Florida Supreme Court’s 2006 ruling ordered class decertification, it also permits members of the former class to file individual suits, including claims for punitive damages, within a one year period that is scheduled to expire during January of 2008. The Florida Supreme Court further held that these individual plaintiffs are entitled to rely on some of the jury’s findings on a number of issues in favor of the plaintiffs in the first phase of the Engle trial. These include, among other things, that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking.

Approximately 275 individuals who claim to be members of the Engle class have made claims against Lorillard based on the Florida Supreme Court’s ruling described above. In several instances, a single case has been filed on behalf of multiple individuals. The Company has not been named  as a defendant in any of these claims. Several individuals have filed motions to intervene in the underlying Engle case in order to assert claims for damages and for a share of the funds paid as a result of the Engle Agreement, discussed below. It is not possible to estimate the number or ultimate outcomes of lawsuits that could be filed as a result of the Florida Supreme Court’s 2006 ruling.

The Engle Agreement:  Florida enacted legislation during the Engle trial that limits the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation is valid and that any challenges to the possible application or constitutionality of this legislation would fail, Lorillard entered into an agreement with the plaintiffs during May of 2001 in which it contributed $200.0 million to a fund held for the benefit of the Engle class members (the “Engle Agreement”). As a result, the class agreed to a stay of execution with respect to Lorillard on its punitive damages judgment until appellate final review is completed, including any review by the U.S. Supreme Court.

The Engle Agreement provides that in the event that Lorillard, Inc.’s balance sheet net worth falls below $921.2 million (as determined in accordance with generally accepted accounting principles in effect as of July 14, 2000), the stay granted in favor of Lorillard in the Engle Agreement would terminate and the class would be free to challenge the Florida legislation. As of September 30, 2007, Lorillard, Inc. had a balance sheet net worth of approximately $1.3 billion. In addition, the Engle Agreement requires Lorillard to obtain the written consent of class counsel or the court prior to selling any trademark of or formula comprising a cigarette brand having a U.S. market share of 0.5% or more during the preceding calendar year. The Engle Agreement also requires Lorillard to obtain the written consent of the Engle class counsel or the court to license to a third party the right to manufacture or sell such a cigarette brand unless the cigarettes to be manufactured under the license will be sold by Lorillard.

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

Trial in Scott was heard in two phases. In its July 2003 Phase I verdict, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program.

During May of 2004, the jury awarded approximately $591.0 million to fund cessation programs for Louisiana smokers. The court subsequently awarded prejudgment interest. During February of 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $312.0 million; struck the award of prejudgment interest, which totaled approximately $440.0 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana Court of Appeal has returned the case to the trial court, for further proceedings. Lorillard’s share of any judgment has not been determined. Both plaintiffs and defendants have petitioned the Louisiana Supreme Court to review the case. It is possible that interest could be assessed on any award to the class that survives appeal.

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

Other class action cases - Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. Both the California Court of Appeal and the California Supreme Court have affirmed Daniels’ dismissal. The U.S. Supreme Court has granted plaintiffs’ application to extend the deadline to file a petition for writ of certiorari, and plaintiffs’ petition is now due during December of 2007. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Among those “lights” class actions in which neither the Company nor Lorillard are defendants is the case of Price v. Philip Morris USA (Circuit Court, Madison County, Illinois, filed February 10, 2000). During March of 2003, the court returned a verdict in favor of the class and awarded it $7.1 billion in actual damages. The court also awarded $3.0 billion in punitive damages to the State of Illinois, which was not a party to the suit, and awarded plaintiffs’ counsel approximately $1.8 billion in fees and costs. During December of 2005, the Illinois Supreme Court vacated the damages awards, decertified the class, and ordered that the case be dismissed. The U.S. Supreme Court declined to review the case, and the Illinois trial court dismissed Price during December of 2006. Price is the only “lights” class action to have been tried, although classes have been certified in some of the other pending matters.

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

REIMBURSEMENT CASES - Lorillard is a defendant in the three Reimbursement cases that are pending in the U.S. and it has been named as a party to the case in Israel. The case in Israel is the only Reimbursement suit in which the Company is a party.

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

Lorillard recorded pretax charges of $277.1 million, $242.8 million, $801.4 million and $696.3 million ($177.5 million, $149.3 million, $507.6 million, and $426.4 million after taxes) for the three and nine months ended September 30, 2007 and 2006, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Approximately 25 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2005, Lorillard has paid, or has reached agreement to pay, a total of approximately $16.3 million in payments of judgments and settlements to finally resolve approximately 65 claims. No such cases have been tried since January 1, 2005. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

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

   MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument was heard on February 15, 2007, and the Court of Appeals issued an opinion on September 26, 2007 affirming dismissal of the suit. Plaintiffs to date have not filed a petition seeking certiorari from the U.S. Supreme Court, but still have time to do so.

Defenses

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal should any adverse verdicts be returned against it. In those cases in which the Company is a defendant in any of the lawsuits described in this section, the Company believes that it is not a proper defendant and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard or the other defendants. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Lorillard cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. The 2006 decision by the Florida Supreme Court in Engle has led to and could lead to the filing of many additional new cases against cigarette manufacturers, including Lorillard. These events could have an adverse affect on the ability of Lorillard to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard or the Company. Lorillard also cannot predict the type or extent of litigation that could be brought against it and other cigarette manufacturers in the future.

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

13.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873.0 million, including amounts related to a sold discontinued operation.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2007, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2007 and December 31, 2006, CNA has recorded approximately $23.0 million and $28.0 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75.0 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30.0 million of preferred securities.

Diamond OffshorePurchase Obligations

As of September 30, 2007, Diamond Offshore had purchase obligations aggregating approximately $243.0 million related to the major upgrades of two rigs and construction of two new jack-up rigs, as described in Note 6. Diamond Offshore anticipates that expenditures related to these shipyard projects will be approximately $50.0 million for the remainder of 2007 and $193.0 million in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion, HighMount assumed an obligation to deliver approximately 15 billion cubic feet (“Bcf”) of natural gas through February 2009 under previously existing Volumetric Production Payment (“VPP”) agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the approximately 15 Bcf of natural gas provided for in the VPP. HighMount has no obligation to make up the shortfall.

Boardwalk Pipeline Purchase Commitments

As discussed in Note 6, Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects are subject to FERC approval. As of September 30, 2007, Boardwalk Pipeline had purchase commitments of $900.4 million primarily related to its expansion projects.

14.  Discontinued Operations

CNA has discontinued operations, which consist of run-off insurance operations acquired in its merger with The Continental Corporation in 1995. As of September 30, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.

Results of CNA’s discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Net investment income	$1.9	$5.3	$10.8	$13.1
Investment gains (losses) and other	1.9	0.2	5.2	(2.4)
Total revenues	3.8	5.5	16.0	10.7
Insurance related expenses	(3.2)	(7.6)	(23.5)	(21.3)
Income (loss) before income taxes and minority interest	0.6	(2.1)	(7.5)	(10.6)
Income tax (expense) benefit	(0.5)	8.4		8.8
Minority interest		(0.6)	0.9	0.1
Income (loss) from discontinued operations	$0.1	$5.7	$(6.6)	$(1.7)

On May 4, 2007, CNA sold Continental Management Services Limited (“CMS”), its United Kingdom discontinued operations subsidiary, to Tawa UK Limited, a subsidiary of Artemis Group, a diversified French-based holding company. In anticipation of the sale, the Company recorded an impairment loss of $26.2 million, after tax and minority interest, in 2006. After closing the transaction in 2007, the loss was reduced by approximately $4.4 million. The assets and liabilities sold were $239.0 million and $157.0 million at December 31, 2006. Net loss for the business through the date of the sale in 2007 was $0.9 million. Net income (loss) for the business was $0.9 million and $(5.4) million for the three and nine months ended September 30, 2006. CNA’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit CNA’s exposure related to this guarantee.

Net assets of discontinued operations, included in Other assets on the Consolidated Condensed Balance Sheets, were as follows:

	September 30,	December 31,
	2007	2006
(In millions)

Assets:
Investments	$184.1	$317.1
Reinsurance receivables	0.6	32.8
Cash	7.1	40.1
Other assets	3.0	2.8
Total assets	194.8	392.8

Liabilities:
Insurance reserves	168.5	307.8
Other liabilities	4.9	17.2
Total liabilities	173.4	325.0

Net assets of discontinued operations	$21.4	$67.8

During the third quarter of 2007, CNA transferred an investment portfolio comprised of fixed maturity securities of $22.0 million, short term investments of $14.0 million and cash of $4.0 million from its continuing operations to its discontinued operations.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. At September 30, 2007 and December 31, 2006, the insurance reserves are net of discount of $75.4 million and $94.0 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

15.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2007 and December 31, 2006, and consolidating statements of income information for the nine months ended September 30, 2007 and 2006. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 4 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

September 30, 2007	CNA Financial	Lorillard	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$43,910.9	$1,817.7	$673.4	$42.3	$583.7	$44.3	$3,585.0		$50,657.3
Cash	80.1	0.5	10.2	3.0	1.4	14.7	17.1		127.0
Receivables	11,982.8	14.0	549.9	108.7	62.2	26.7	178.6	$(14.1)	12,908.8
Property, plant and equipment	321.9	208.0	2,884.3	3,080.4	2,741.9	368.3	31.9		9,636.7
Deferred income taxes	1,103.4	540.9					32.5	(831.4)	845.4
Goodwill and other intangible assets	106.0		20.3	1,049.1	163.5	2.6	5.0		1,346.5
Investments in capital stocks of
subsidiaries							15,155.1	(15,155.1)
Other assets	906.8	319.2	140.4	18.4	258.6	37.9	101.6	(0.7)	1,782.2
Deferred acquisition costs of
insurance subsidiaries	1,189.3								1,189.3
Separate account business	471.7								471.7
Total assets	$60,072.9	$2,900.3	$4,278.5	$4,301.9	$3,811.3	$494.5	$19,106.8	$(16,001.3)	$78,964.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,751.3							$(1.8)	$40,749.5
Payable for securities purchased	3,112.3			$11.4			$474.8		3,598.5
Collateral on loaned securities
and derivatives	83.4								83.4
Short-term debt	150.3		$9.4			$4.5			164.2
Long-term debt	2,006.3		503.0	1,615.0	$1,847.5	230.4	865.8		7,068.0
Reinsurance balances payable	482.7								482.7
Deferred income taxes			382.8	4.6	77.9	45.8	320.3	(831.4)
Other liabilities	2,573.4	$1,615.7	446.4	214.6	440.1	15.4	117.8	(8.1)	5,415.3
Separate account business	471.7								471.7
Total liabilities	49,631.4	1,615.7	1,341.6	1,845.6	2,365.5	296.1	1,778.7	(841.3)	58,033.3
Minority interest	1,446.8		1,432.8		772.7				3,652.3
Shareholders’ equity	8,994.7	1,284.6	1,504.1	2,456.3	673.1	198.4	17,328.1	(15,160.0)	17,279.3
Total liabilities and shareholders’ equity	$60,072.9	$2,900.3	$4,278.5	$4,301.9	$3,811.3	$494.5	$19,106.8	$(16,001.3)	$78,964.9

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2006	CNA Financial	Lorillard	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,094.2	$1,767.5	$815.6	$397.9	$9.7	$6,803.9		$53,888.8
Cash	83.9	1.2	10.2	1.1	14.8	22.6		133.8
Receivables	12,202.4	15.6	567.5	87.7	27.6	128.6	$(2.1)	13,027.3
Property, plant and equipment	240.9	196.4	2,653.8	2,024.4	362.5	23.3		5,501.3
Deferred income taxes	884.6	495.7				14.8	(774.2)	620.9
Goodwill and other intangible assets	106.0		21.8	163.5	2.6	5.0		298.9
Investments in capital stocks of
subsidiaries						12,313.4	(12,313.4)
Other assets	933.3	282.8	101.5	263.5	41.9	93.5		1,716.5
Deferred acquisition costs of
insurance subsidiaries	1,190.4							1,190.4
Separate account business	503.0							503.0
Total assets	$60,238.7	$2,759.2	$4,170.4	$2,938.1	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,079.9							$41,079.9
Payable for securities purchased	320.0				$0.2	$726.5		1,046.7
Collateral on loaned securities and derivatives	2,850.9					750.6		3,601.5
Short-term debt	0.3				4.3			4.6
Long-term debt	2,155.5		$964.3	$1,350.9	231.7	865.4		5,567.8
Reinsurance balances payable	539.1							539.1
Deferred income taxes			438.6	44.4	50.0	241.2	$(774.2)
Other liabilities	2,734.1	$1,463.9	400.8	345.4	4.3	206.7	(15.0)	5,140.2
Separate account business	503.0							503.0
Total liabilities	50,182.8	1,463.9	1,803.7	1,740.7	290.5	2,790.4	(789.2)	57,482.8
Minority interest	1,349.6		1,061.9	484.8				2,896.3
Shareholders’ equity	8,706.3	1,295.3	1,304.8	712.6	168.6	16,614.7	(12,300.5)	16,501.8
Total liabilities and shareholders’ equity	$60,238.7	$2,759.2	$4,170.4	$2,938.1	$459.1	$19,405.1	$(13,089.7)	$76,880.9

Loews Corporation
Consolidating Statement of Income Information

Nine Months Ended September 30, 2007	CNA Financial	Lorillard	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,617.2							$(1.1)	$5,616.1
Net investment income	1,858.5	$86.8	$26.1		$16.3	$1.6	$263.8		2,253.1
Intercompany interest and dividends							1,171.4	(1,171.4)
Investment gains (losses)	(216.8)	2.9	1.7	$32.3					(179.9)
Gain on issuance of subsidiary stock			(3.0)				141.7		138.7
Manufactured products		3,012.2					135.8		3,148.0
Other	210.8	0.4	1,909.0	100.2	474.1	283.5	2.1	(5.8)	2,974.3
Total	7,469.7	3,102.3	1,933.8	132.5	490.4	285.1	1,714.8	(1,178.3)	13,950.3

Expenses:

Insurance claims and
policyholders’ benefits	4,495.7								4,495.7
Amortization of deferred acquisition costs	1,137.1								1,137.1
Cost of manufactured products sold		1,771.7					67.3		1,839.0
Other operating expenses	713.4	246.4	973.4	58.4	288.1	229.5	101.1	(6.9)	2,603.4
Interest	104.5	3.7	17.0	12.2	46.1	8.6	41.8		233.9
Total	6,450.7	2,021.8	990.4	70.6	334.2	238.1	210.2	(6.9)	10,309.1
	1,019.0	1,080.5	943.4	61.9	156.2	47.0	1,504.6	(1,171.4)	3,641.2

Income tax expense	282.5	396.1	292.1	22.2	47.6	18.2	116.5		1,175.2
Minority interest	113.4		333.6		35.0				482.0
Total	395.9	396.1	625.7	22.2	82.6	18.2	116.5	-	1,657.2
Income from continuing operations	623.1	684.4	317.7	39.7	73.6	28.8	1,388.1	(1,171.4)	1,984.0
Discontinued operations, net	(6.6)								(6.6)
Net income	$616.5	$684.4	$317.7	$39.7	$73.6	$28.8	$1,388.1	$(1,171.4)	$1,977.4

Loews Corporation
Consolidating Statement of Income Information

Nine Months Ended September 30, 2006	CNA Financial	Lorillard	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,704.1						$(0.1)	$5,704.0
Net investment income	1,721.8	$71.6	$26.8	$1.8	$0.7	$216.8		2,039.5
Intercompany interest and dividends						1,047.6	(1,047.6)
Investment gains (losses)	(63.8)	(0.5)	(0.1)			1.6		(62.8)
Gain on issuance of subsidiary stock	1.5					7.5		9.0
Manufactured products		2,818.1				136.5		2,954.6
Other	174.8	0.1	1,478.8	440.6	279.5	10.9		2,384.7
Total	7,538.4	2,889.3	1,505.5	442.4	280.2	1,420.9	(1,047.7)	13,029.0

Expenses:

Insurance claims and policyholders’
benefits	4,446.1							4,446.1
Amortization of deferred acquisition costs	1,132.4							1,132.4
Cost of manufactured products sold		1,638.0				68.0		1,706.0
Other operating expenses	712.8	285.2	819.7	264.1	231.3	97.6	(0.1)	2,410.6
Restructuring and other related charges	(12.9)							(12.9)
Interest	93.4	0.1	18.7	45.8	9.0	57.0		224.0
Total	6,371.8	1,923.3	838.4	309.9	240.3	222.6	(0.1)	9,906.2
	1,166.6	966.0	667.1	132.5	39.9	1,198.3	(1,047.6)	3,122.8

Income tax expense (benefit)	344.4	374.5	203.7	45.2	14.3	52.9		1,035.0
Minority interest	100.3		221.8	19.2				341.3
Total	444.7	374.5	425.5	64.4	14.3	52.9		1,376.3
Income from continuing operations	721.9	591.5	241.6	68.1	25.6	1,145.4	(1,047.6)	1,746.5
Discontinued operations, net	(1.7)							(1.7)
Net income	$720.2	$591.5	$241.6	$68.1	$25.6	$1,145.4	$(1,047.6)	$1,744.8

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary);

•	natural gas and oil exploration and production (HighMount Exploration & Production LLC (together with its subsidiaries “HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary);

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary) and

•	distribution and sale of watches and clocks (Bulova Corporation (“Bulova”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$441.0	$480.8	$1,593.3	$1,495.1
Net investment gains (losses)	(31.1)	30.7	(14.3)	(27.9)
Income from continuing operations	409.9	511.5	1,579.0	1,467.2
Discontinued operations, net	0.1	5.7	(6.6)	(1.7)
Net income attributable to Loews common stock	410.0	517.2	1,572.4	1,465.5
Net income attributable to Carolina Group stock	145.7	117.9	405.0	279.3
Consolidated net income	$555.7	$635.1	$1,977.4	$1,744.8

Net income per share:
Loews common stock
Income from continuing operations	$0.77	$0.93	$2.93	$2.64
Discontinued operations, net		0.01	(0.01)
Loews common stock	$0.77	$0.94	$2.92	$2.64
Carolina Group stock	$1.34	$1.17	$3.73	$3.16

Consolidated net income (including both the Loews Group and Carolina Group) for the 2007 third quarter was $555.7 million, compared to $635.1 million in the 2006 third quarter. Consolidated net income for the nine months ended September 30, 2007 was $1,977.4 million, compared to $1,744.8 million in the comparable period of the prior year.

Net income attributable to Loews common stock for the third quarter of 2007 amounted to $410.0 million, or $0.77 per share, compared to $517.2 million, or $0.94 per share, in the comparable period of the prior year. The decrease in net income reflects a decline in results at CNA and investment losses, partially offset by improved results at Diamond Offshore and higher results from Lorillard. The decrease in CNA net income was driven by a $96.4 million charge (after tax and minority interest) resulting from the settlement of an arbitration proceeding related to a run-off book of business. Net income in 2007 also reflects the July 31, 2007 acquisition, by the Company’s newly formed subsidiary HighMount, of certain natural gas exploration and production assets from Dominion Resources, Inc.

Net income attributable to Loews common stock includes net investment losses of $31.1 million (after tax and minority interest) in the third quarter of 2007 compared to net investment gains of $30.7 million (after tax and minority interest) in the comparable period of the prior year. The net investment losses in the third quarter of 2007 were primarily driven by an increase in other-than-temporary impairment losses, which was partially offset by an increase in net realized results.

Net income per share of Carolina Group stock for the third quarter of 2007 was $1.34 per share, compared to $1.17 per share in the comparable period of the prior year. The increase in net income per share of Carolina Group stock was due to an increase in Lorillard net income primarily from higher effective unit prices resulting from a December 2006 price increase and lower promotion expenses, partially offset by an increase in expenses for the State Settlement Agreements.

Net income attributable to Loews common stock for the first nine months of 2007 amounted to $1,572.4 million, or $2.92 per share, compared to $1,465.5 million, or $2.64 per share, in the comparable period of the prior year. The increase in net income reflects improved results at Diamond Offshore, increased investment income and higher results from Lorillard, partially offset by a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of Carolina Group stock in August and May of 2006.

Net income attributable to Loews common stock includes net investment losses of $14.3 million (after tax and minority interest) in the first nine months of 2007 compared to net investment losses of $27.9 million (after tax and minority interest) in the comparable period of the prior year. The net investment losses in the first nine months of 2007 were primarily driven by an increase in other-than-temporary impairment losses, which was partially offset by an increase in net realized results on derivative securities and a gain of $91.6 million (after tax) related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Net income per share of Carolina Group stock for the first nine months of 2007 was $3.73 per share, compared to $3.16 per share in the comparable period of the prior year. The increase in net income per share of Carolina Group stock was due to an increase in Lorillard net income primarily from higher effective unit prices resulting from a December 2006 price increase and lower promotion expenses, partially offset by an increase in expenses for the State Settlement Agreements.

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

•
notional, intergroup debt owed by the Carolina Group to the Loews Group ($829.1 million outstanding at September 30, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

Loews common stock represents the economic performance of the Company’s remaining assets, including the interest in the Carolina Group not represented by Carolina Group stock.

As of September 30, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional, intergroup debt of the Carolina Group. The Loews Group’s intergroup interest in the earnings of the Carolina Group declined from 48.3% to 37.6% for the nine months ended September 30, 2007, as compared to 2006, due to the sales of Carolina Group stock by Loews in May and August of 2006.

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

At September 30, 2007, the book value per share of Loews common stock was $31.98, compared to $30.14 at December 31, 2006.

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

The following critical accounting estimate has been added as a result of the acquisition of HighMount:

HighMount follows the full cost method of accounting for gas and oil exploration and production (“E&P”) activities prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved gas and oil reserves, as well as capitalized asset retirement costs, net of projected salvage values. Capitalized costs in the depletable base are subject to a ceiling test prescribed by the SEC. The test limits capitalized amounts to a ceiling - the present value of estimated future net revenues to be derived from the production of proved gas and oil reserves, assuming period-end pricing adjusted for any cash flow hedges in place. HighMount performs the ceiling test quarterly and would recognize asset impairments to the extent that total capitalized costs exceed the ceiling. In addition, gains or losses on the sale or other disposition of gas and oil properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

HighMount’s estimate of proved reserves requires a high degree of judgment and is dependent on factors such as historical data, engineering estimates of proved reserve quantities, estimates of the amount and timing of future expenditures to develop the proved reserves, and estimates of future production from the proved reserves. HighMount’s estimated proved reserves as of September 30, 2007, are based upon studies for each of HighMount’s properties prepared by HighMount’s staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Given the volatility of natural gas and oil prices, it is possible that HighMount’s estimate of discounted future net cash flows from proved natural gas and oil reserves that is used to calculate the ceiling could materially change in the near-term.

The process to estimate reserves is imprecise, and estimates are subject to revision. If there is a significant variance in any of HighMount’s estimates or assumptions in the future and revisions to the value of HighMount’s proved reserves are necessary, related depletion expense and the calculation of the ceiling test would be affected and recognition of natural gas and oil property impairments could occur. See Note 1 of the Notes to Consolidated Condensed Financial Statements.

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

Segment Results

The following discusses the results of operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after tax and minority interest effects of (1) net realized investment gains or losses, (2) income or loss from discontinued operations, and (3) cumulative effects of changes in accounting principles. In evaluating the results of the Standard Lines and Specialty Lines, CNA management utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions, except %)

Net written premiums	$956.0	$1,121.0	$3,171.0	$3,394.0
Net earned premiums	1,054.0	1,128.0	3,169.0	3,310.0
Net investment income	247.7	239.0	783.6	705.3
Net operating income	190.7	146.2	515.5	420.0
Net realized investment gains (losses)	(17.0)	9.9	(73.6)	(3.7)
Net income	173.7	156.1	441.9	416.3

Ratios:
Loss and loss adjustment expense	61.6%	68.7%	66.2%	69.4%
Expense	30.8	30.1	30.8	30.7
Dividend	0.3	0.4	0.1	0.4
Combined	92.7%	99.2%	97.1%	100.5%

Three Months Ended September 30, 2007 Compared to 2006

Net written premiums for Standard Lines decreased $165.0 million for the three months ended September 30, 2007 as compared with the same period in 2006, primarily due to decreased production. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $74.0 million for the three months ended September 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 2.0% for the three months ended September 30, 2007, as compared to averaged rate increases of 1.0% for the three months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 76.0% and 80.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $17.6 million for the three months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily attributable to improved net operating income, offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $44.5 million for the three months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased favorable net prior year development and increased net investment income.

The combined ratio improved 6.5 points for the three months ended September 30, 2007 as compared with the same period in 2006. The loss ratio improved 7.1 points primarily due to increased favorable net prior year development and decreased catastrophe losses. Catastrophe losses were $6.2 million after-tax and minority interest in the third quarter of 2007, as compared to $12.6 million after-tax and minority interest in the same period of 2006. These favorable impacts were partially offset by higher current accident year loss ratios related to the decline in rates.

The expense ratio increased 0.7 points for the three months ended September 30, 2007 as compared with the same period in 2006, reflecting the impact of declining earned premiums.

Favorable net prior year development of $84.0 million was recorded for the three months ended September 30, 2007, including $77.0 million of favorable claim and allocated claim adjustment expense reserve development and $7.0 million of favorable premium development. Favorable net prior year development of $13.0 million, including $6.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $19.0 million of favorable premium development, was recorded for the three months ended September 30, 2006. Further information on Standard Lines net prior year development for the three months ended September 30, 2007 and 2006 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2007 Compared to 2006

Net written premiums for Standard Lines decreased $223.0 million for the nine months ended September 30, 2007 as compared with the same period in 2006. Premiums written were primarily impacted by decreased production and decreased favorable premium development in 2007 as compared to 2006. Net earned premiums decreased $141.0 million for the nine months ended September 30, 2007 as compared with the same period in 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 3.0% for the nine months ended September 30, 2007, as compared to flat rates for the nine months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 79.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

Net income increased $25.6 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase was attributable to improved net operating results, partially offset by higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $95.5 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase was primarily driven by increased favorable net prior year development and increased net investment income.

The combined ratio improved 3.4 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The loss ratio improved 3.2 points primarily due to increased favorable net prior year development, partially offset by higher current accident year loss ratios related to the decline in rates and increased catastrophe losses. Catastrophe losses were $30.2 million after-tax and minority interest for the nine months ended September 30, 2007, as compared to $22.7 million after-tax and minority interest in the same period of 2006.

The dividend ratio improved 0.3 points for the nine months ended September 30, 2007 as compared with the same period in 2006 due to favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $117.0 million was recorded for the nine months ended September 30, 2007, including $97.0 million of favorable claim and allocated claim adjustment expense reserve development and $20.0 million of favorable premium development. Favorable net prior year development of $22.0 million, including $70.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $92.0 million of favorable premium development, was recorded for the nine months ended September 30, 2006. Further information on Standard Lines net prior year development for the nine months ended September 30, 2007 and 2006 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Standard Lines.

	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$6,868.0	$6,746.0
Gross IBNR Reserves	7,879.0	8,188.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$14,747.0	$14,934.0

Net Case Reserves	$5,407.0	$5,234.0
Net IBNR Reserves	6,376.0	6,632.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$11,783.0	$11,866.0

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions, except %)

Net written premiums	$683.0	$675.0	$1,972.0	$1,948.0
Net earned premiums	672.0	654.0	1,977.0	1,915.0
Net investment income	113.1	100.2	343.5	286.6
Net operating income	103.5	107.5	330.8	311.5
Net realized investment gains (losses)	(7.3)	3.6	(30.1)	(2.4)
Net income	96.2	111.1	300.7	309.1

Ratios:
Loss and loss adjustment expense	62.3%	60.7%	61.6%	60.4%
Expense	27.3	25.8	26.7	26.4
Dividend	0.2	0.1	0.2	0.1
Combined	89.8%	86.6%	88.5%	86.9%

Three Months Ended September 30, 2007 Compared to 2006

Net written premiums for Specialty Lines increased $8.0 million for the three months ended September 30, 2007 as compared to the same period in 2006. Premiums written were unfavorably impacted by decreased production as compared to the third quarter of 2006. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was more than offset by decreased ceded premiums. The US Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s current diversification in the previously reinsured lines of business and CNA’s management of the gross limits on the business written, it did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $18.0 million for the three months ended September 30, 2007 as compared with the same period in 2006, which reflects the increased net written premiums over the past several quarters in Specialty Lines.

Specialty Lines averaged rate decreases of 5.0% for the three months ended September 30, 2007 as compared to decreases of 1.0% for the three months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 83.0% and 86.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $14.9 million for the three months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily attributable to decreases in net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income decreased $4.0 million for the three months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily driven by increased unfavorable net prior year development and increased expenses. These decreases were partially offset by increased net investment income.

The combined ratio increased 3.2 points for the three months ended September 30, 2007 as compared with the same period in 2006. The loss ratio increased 1.6 points, primarily due to increased unfavorable net prior year development.

The expense ratio increased 1.5 points for the three months ended September 30, 2007 as compared with the same period in 2006. The expense ratio was unfavorably impacted by higher direct commissions on the mix of accounts written during the quarter.

Unfavorable net prior year development of $12.0 million, including $13.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $1.0 million of favorable premium development, was recorded for the three months ended September 30, 2007. Unfavorable net prior year development of $2.0 million, including $4.0 million of favorable claim and allocated claim adjustment expense reserve development and $6.0 million of unfavorable premium development, was recorded for the three months ended September 30, 2006. Further information on Specialty Lines net prior year development for the three months ended September 30, 2007 and 2006 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2007 Compared to 2006

Net written premiums for Specialty Lines increased $24.0 million and net earned premiums increased $62.0 million for the nine months ended September 30, 2007 as compared with the same period in 2006, consistent with the reasons discussed in the three month comparison above.

Specialty Lines averaged rate decreases of 4.0% for the nine months ended September 30, 2007 as compared to flat averaged rates for the nine months ended September 30, 2006 for the contracts that renewed during those periods. Retention rates of 84.0% and 87.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $8.4 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This decrease was primarily attributable to higher net realized investment losses, substantially offset by improved net operating income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $19.3 million for the nine months ended September 30, 2007 as compared with the same period in 2006. This increase in net operating income was primarily due to increased net investment income, partially offset by unfavorable net prior year development in 2007.

The combined ratio increased 1.6 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The loss ratio increased 1.2 points, primarily due to unfavorable net prior year development and higher current accident year loss ratios related to the decline in rates.

The expense ratio increased 0.3 points for the nine months ended September 30, 2007 as compared with the same period in 2006. The expense ratio was unfavorably impacted by higher direct commissions as discussed in the three month comparison, partially offset by a change in estimate related to dealer profit commissions in the warranty line of business.

Unfavorable net prior year development of $11.0 million, including $19.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $8.0 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Favorable claim and allocated claim adjustment expense reserve development of $1.0 million was recorded for the nine months ended September 30, 2006. There was no premium development recorded for the nine months ended September 30, 2006.

The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Specialty Lines.

	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$1,705.0	$1,715.0
Gross IBNR Reserves	4,277.0	3,814.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,982.0	$5,529.0

Net Case Reserves	$1,370.0	$1,350.0
Net IBNR Reserves	3,263.0	2,921.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$4,633.0	$4,271.0

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Net earned premiums	$156.0	$160.0	$469.0	$482.0
Net investment income	145.1	179.6	494.5	504.2
Net operating loss	(116.5)	(13.1)	(126.3)	(11.6)
Net realized investment losses	(5.0)	(6.3)	(14.8)	(33.4)
Net loss	(121.5)	(19.4)	(141.1)	(45.0)

Three Months Ended September 30, 2007 Compared to 2006

Net earned premiums for Life and Group Non-Core decreased $4.0 million for the three months ended September 30, 2007 as compared with the same period in 2006. The net earned premiums relate primarily to the group and individual long term care businesses.

Net loss increased $102.1 million for the three months ended September 30, 2007 as compared with the same period in 2006. The increase in net loss was primarily due to the after-tax and minority interest loss of $96.0 million related to the settlement of the IGI Contingency as further discussed in Note 12 of the Notes to Consolidated Condensed Financial Statements included under Item 1. Net loss was also impacted by lower net investment income related to the pension deposit business. Partially offsetting these unfavorable impacts were improved results for life settlement contracts. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Nine Months Ended September 30, 2007 Compared to 2006

Net earned premiums for Life and Group Non-Core decreased $13.0 million for the nine months ended September 30, 2007 as compared with the same period in 2006.

Net loss increased $96.1 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The increase in net loss was primarily related to the items discussed in the three month comparison. These unfavorable impacts were partially offset by lower net realized investment losses.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including APMT and intrasegment eliminations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In millions)

Net investment income	$74.0	$81.0	$238.0	$226.0
Revenues	60.8	88.4	201.2	197.2
Net operating income	11.5	16.4	29.1	35.6
Net realized investment gains (losses)	(3.7)	16.6	(7.5)	5.9
Net income	7.8	33.0	21.6	41.5

Three Months Ended September 30, 2007 Compared to 2006

Revenues decreased $27.6 million for the three months ended September 30, 2007 as compared with the same period in 2006. Revenues were unfavorably impacted by decreased net realized investment results and decreased net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net income decreased $25.2 million for the three months ended September 30, 2007 as compared with the same period in 2006. The decrease in net results was primarily due to decreased revenues as discussed above, unfavorable net prior year development in 2007 and increased current accident year losses related to mass torts.

Unfavorable net prior year development of $5.0 million was recorded for the three months ended September 30, 2007, including $7.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2.0 million of favorable premium development. There was $3.0 million of unfavorable claim and allocated claim adjustment expense reserve development and $3.0 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to 2006

Revenues increased $4.0 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The increase in revenues was primarily due to increased net investment income and favorable net prior year premium development. These favorable impacts were partially offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net income decreased $19.9 million for the nine months ended September 30, 2007 as compared with the same period in 2006. The decrease was primarily due to an increase in interest costs on corporate debt and increased current accident year losses related to mass torts. In addition, the 2006 results included a release of a restructuring accrual. These unfavorable impacts were partially offset by the increased revenues as discussed above and a loss in 2006 related to a commutation.

Unfavorable net prior year development of $14.0 million was recorded for the nine months ended September 30, 2007, including $19.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5.0 million of favorable premium development. Unfavorable net prior year development of $16.0 million, including $15.0 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1.0 million of unfavorable premium development, was recorded for the nine months ended September 30, 2006. Further information on Other Insurance net prior year development for the nine months ended September 30, 2007 and 2006 is included in Note 7 of the Notes to Consolidated Condensed Financial Statements under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2007 and December 31, 2006 for Other Insurance.

	September 30, 2007	December 31, 2006
(In millions)

Gross Case Reserves	$2,247.0	$2,511.0
Gross IBNR Reserves	2,919.0	3,528.0
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,166.0	$6,039.0

Net Case Reserves	$1,388.0	$1,453.0
Net IBNR Reserves	1,745.0	1,999.0
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,133.0	$3,452.0

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

Further information on APMT claim and claim adjustment expense reserves and net prior year development is included in Note 7 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81.8% and 83.1% of CNA’s total active asbestos accounts are classified as small accounts at September 30, 2007 and December 31, 2006.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2007 and December 31, 2006.

September 30, 2007	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	14	$27.0	$158.0	11.8%
Wellington	3	1.0	13.0	1.0
Coverage in place	36	39.0	84.0	6.3
Total with settlement agreements	53	67.0	255.0	19.1

Other policyholders with active accounts
Large asbestos accounts	228	43.0	206.0	15.4
Small asbestos accounts	1,028	4.0	84.0	6.3
Total other policyholders	1,256	47.0	290.0	21.7

Assumed reinsurance and pools		7.0	134.0	10.0
Unassigned IBNR			658.0	49.2
Total	1,309	$121.0	$1,337.0	100.0%

December 31, 2006	Number of Policyholders	Net Paid (Recovered) Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves

Policyholders with settlement agreements
Structured settlements	15	$22.0	$171.0	11.8%
Wellington	3	(1.0)	14.0	1.0
Coverage in place	38	(18.0)	132.0	9.0
Total with settlement agreements	56	3.0	317.0	21.8

Other policyholders with active accounts
Large asbestos accounts	220	76.0	254.0	17.5
Small asbestos accounts	1,080	17.0	101.0	7.0
Total other policyholders	1,300	93.0	355.0	24.5

Assumed reinsurance and pools		6.0	141.0	9.7
Unassigned IBNR			639.0	44.0
Total	1,356	$102.0	$1,452.0	100.0%

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. Approximately 75.7% and 75.1% of CNA’s total active pollution accounts are classified as small accounts as of September 30, 2007 and December 31, 2006.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2007 and December 31, 2006.

September 30, 2007	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with Settlement Agreements
Structured settlements	9	$5.0	$6.0	2.4%
Coverage in place	18	3.0	11.0	4.3
Total with Settlement Agreements	27	8.0	17.0	6.7

Other Policyholders with Active Accounts
Large pollution accounts	108	16.0	55.0	21.6
Small pollution accounts	336	5.0	42.0	16.5
Total Other Policyholders	444	21.0	97.0	38.1

Assumed Reinsurance & Pools		1.0	31.0	12.2
Unassigned IBNR			110.0	43.0
Total	471	$30.0	$255.0	100.0%

December 31, 2006

Policyholders with Settlement Agreements
Structured settlements	11	$16.0	$9.0	3.2%
Coverage in place	18	5.0	14.0	4.9
Total with Settlement Agreements	29	21.0	23.0	8.1

Other Policyholders with Active Accounts
Large pollution accounts	115	20.0	58.0	20.4
Small pollution accounts	346	9.0	46.0	16.1
Total Other Policyholders	461	29.0	104.0	36.5

Assumed Reinsurance & Pools		1.0	32.0	11.2
Unassigned IBNR			126.0	44.2
Total	490	$51.0	$285.0	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three and nine months ended September 30, 2007 and 2006 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Manufactured products	$1,043.8	$986.0	$3,012.2	$2,818.1
Net investment income	30.8	27.4	86.8	71.6
Investment gains (losses)	2.8	0.1	2.9	(0.5)
Other			0.4	0.1
Total	1,077.4	1,013.5	3,102.3	2,889.3
Expenses:
Cost of manufactured products sold	613.9	573.7	1,771.7	1,638.0
Other operating	82.9	83.6	250.1	285.3
Total	696.8	657.3	2,021.8	1,923.3
	380.6	356.2	1,080.5	966.0
Income tax expense	136.9	137.3	396.1	374.5
Net income	$243.7	$218.9	$684.4	$591.5

Revenues increased by $63.9 million and $213.0 million, or 6.3% and 7.4%, and net income increased by $24.8 million and $92.9 million, or 11.3% and 15.7%, in the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006.

The increase in revenues in the three months ended September 30, 2007, as compared to the corresponding period of 2006, is due to higher net sales of $57.8 million and higher investment income of $6.1 million. Net sales revenue increased $34.6 million due to higher average unit prices resulting from December 2006 and September 2007 price increases and $57.4 million due to higher effective unit prices reflecting lower sales promotion expenses, partially offset by a decrease of $34.2 million due to product promotions.

Net income increased in the three months ended September 30, 2007, as compared to the corresponding period of 2006, due primarily to the higher revenues discussed above and lower income tax expense, partially offset by a $7.5 million increase in promotional product expenses included in cost of manufactured products sold and higher State Settlement Agreement costs as described below.  Income tax expense in 2007 was $9.8 million lower due primarily to the statutory increase in the tax benefit related to the manufacturer’s deduction.

Lorillard recorded pretax charges of $277.1 million and $242.8 million ($177.5 million and $149.3 million after taxes) for the three months ended September 30, 2007 and 2006, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $34.3 million pretax increase in tobacco settlement costs in the three months ended September 30, 2007 is due to an increase in the payment base ($28.3 million) effective January 1, 2007, the impact of the inflation adjustment ($10.5 million) partially offset by lower gross unit sales ($4.6 million) under the State Settlement Agreements,.

The increase in revenues in the nine months ended September 30, 2007, as compared to the corresponding period of 2006, is due to higher net sales of $194.1 million and higher investment income of $18.9 million. Net sales revenue increased $108.9 million due to higher average unit prices resulting from December 2006 and September 2007 price increases and $111.9 million due to higher effective unit prices reflecting lower sales promotion expenses, partially offset by $26.7 million due to product promotions.

Net income increased in the nine months ended September 30, 2007, as compared to the corresponding period of 2006, due primarily to the higher revenues discussed above, lower other operating expenses and lower income tax expense, partially offset by a $26.4 million increase in promotional product expenses included in cost of manufactured products sold and higher State Settlement Agreement costs as described below. Other operating expenses in 2006 included $16.4 million of costs related to a restructuring of the sales organization. Income tax expense in 2007 was $22.8 million lower due primarily to the statutory increase in the tax benefit related to the manufacturer’s deduction.

Lorillard recorded pretax charges of $801.4 million and $696.3 million ($507.6 million and $426.4 million after taxes) for the nine months ended September 30, 2007 and 2006, respectively, to record its obligations under the State Settlement Agreements. The $105.1 million pretax increase in tobacco settlement costs in the nine months ended September 30, 2007 is due to an increase in the base payment ($79.2 million) effective January 1, 2007, the impact of the inflation adjustment ($29.1 million) and higher gross unit sales ($2.7 million), partially offset by other adjustments ($5.9 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 1.6% and 4.0% in the three and nine months ended September 30, 2007, as compared with the corresponding periods of 2006. Industry sales for premium brands were 72.8% and 73.2% of the total market in the three and nine months ended September 30, 2007, as compared to 72.6% and 72.2% in the corresponding periods of 2006.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume decreased 1.6% in the three months ended September 30, 2007 and increased 0.4% in the nine months ended September 30, 2007, as compared to the corresponding period of 2006. Domestic wholesale volume decreased 1.6% in the three months ended September 30, 2007 and increased 0.3% in the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. Total and Domestic Newport unit sales volume decreased 1.6% in the three months ended September 30, 2007 and increased 0.7% in the nine months ended September 30, 2007, as compared with the corresponding periods of 2006. On-going competitive promotions and the availability of deep discount brands continue to affect these results.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 13.0% for the third quarter of 2007, and continue to be a significant competitive factor in the domestic U.S. market. Deep discount brands increased by a 0.3 share in the third quarter of 2007, as compared with the corresponding period of 2006.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $12.0 million, $12.6 million, $40.2 million and $48.9 million for the three and nine months ended September 30, 2007 and 2006, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

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

Selected Market Share Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Units in billions)

Total domestic Lorillard unit volume (1)	9.466	9.623	27.327	27.232
Total domestic industry unit volume (1)	94.900	96.417	270.711	280.033

Lorillard’s share of the domestic market (1)	10.0%	10.0%	10.1%	9.7%
Lorillard’s premium segment as a percentage of its
total domestic volume (1)	94.3%	94.7%	94.6%	94.9%
Lorillard’s share of the premium segment (1)	12.9%	13.0%	13.0%	12.7%

Newport share of the domestic market (1)	9.1%	9.1%	9.3%	8.8%
Newport share of the premium segment (1)	12.5%	12.6%	12.7%	12.3%
Total menthol segment market share for the industry (2)	28.4%	27.8%	28.4%	27.7%
Total discount segment market share for the industry (1)	27.2%	27.4%	26.8%	27.8%
Newport’s share of the menthol segment (2)	33.8%	33.6%	33.7%	33.1%
Newport as a percentage of Lorillard’s (3):
Total volume	91.8%	91.8%	92.1%	91.8%
Net sales	93.9%	93.4%	93.9%	93.2%

Sources:
(1)	Management Science Associates, Inc.
(2)	Lorillard proprietary data
(3)	Lorillard shipment reports

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

Business Environment

The tobacco industry in the United States, including Lorillard, continues to be faced with a number of issues that have impacted or may adversely impact the business, results of operations and financial condition of Lorillard and us, including the following:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 – Legal Proceedings of our 2006 Annual Report on Form 10-K and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

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

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound rate of approximately 2.5% over the 12 months ending September 1998 through the 12 months ending September 2007, according to information provided by MSAI.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first nine months of 2007, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In the first nine months of 2007, excise tax increases ranging from $0.20 to $1.00 per pack were implemented in ten states. Proposals continue to be made to increase federal, state and local excise taxes. One measure passed by Congress in September of 2007 would have increased the federal excise tax on cigarettes by $0.61 per pack to finance health insurance for children. While this bill was vetoed by the President, it is possible that similar bills or other proposals containing a federal excise tax increase may be considered by Congress in the future. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands. In addition, Lorillard, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

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

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 51% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2007 and 2006 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$646.5	$517.6	$1,909.0	$1,478.8
Net investment income	8.7	10.0	26.1	26.8
Investment gains (losses)	1.7	0.1	(1.3)	(0.1)
Total	656.9	527.7	1,933.8	1,505.5
Expenses:
Operating	367.8	300.1	973.4	819.7
Interest	2.4	6.2	17.0	18.7
Total	370.2	306.3	990.4	838.4
	286.7	221.4	943.4	667.1
Income tax expense	89.6	64.5	292.1	203.7
Minority interest	101.7	75.1	333.6	221.8
Net income	$95.4	$81.8	$317.7	$241.6

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

Revenues increased by $129.2 million and $428.3 million, or 24.5% and 28.4%, and net income increased by $13.6 million and $76.1 million in the three and nine months ended September 30, 2007, as compared to the corresponding periods of the prior year.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $133.2 million and $386.8 million in the three and nine months ended September 30, 2007, as compared to the corresponding periods of the prior year. The increase primarily reflects increased dayrates of $125.6 million and $364.6 million and increased utilization of $6.1 million and $23.8 million, respectively.

Revenues from jack-up rigs decreased $3.4 million and increased $35.8 million in the three and nine months ended September 30, 2007, as compared to the corresponding periods of the prior year. Revenues decreased in the third quarter of 2007, primarily due to decreased utilization of $20.2 million, partially offset by increased dayrates of $13.1 million. Revenues increased in the nine months ended September 30, 2007, primarily due to increased dayrates of $67.4 million, partially offset by decreased utilization of $42.1 million. Revenues were also favorably impacted by the recognition of a lump-sum demobilization fee of $6.6 million in the nine months ended September 30, 2007.

Net income increased in the three and nine months ended September 30, 2007, as compared to the corresponding periods of the prior year, due to the revenue increases as noted above and reduced interest expense, partially offset by increased contract drilling expenses.

Interest expense decreased $3.8 million and $1.7 million in the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006, primarily due to reduced interest expense as a result of conversions of Diamond Offshore’s 1.5% debentures into common stock. The decline in interest expense in the nine months ended September 30, 2007 was partially offset by an $8.9 million write off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 75% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2007 and 2006 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$135.2	$134.3	$474.1	$440.6
Net investment income	5.8	0.6	16.3	1.8
Total	141.0	134.9	490.4	442.4
Expenses:
Operating	85.9	88.8	288.1	264.1
Interest	14.8	15.0	46.1	45.8
Total	100.7	103.8	334.2	309.9
	40.3	31.1	156.2	132.5
Income tax expense	12.3	10.7	47.6	45.2
Minority interest	9.9	4.5	35.0	19.2
Net income	$18.1	$15.9	$73.6	$68.1

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

   Total revenues increased by $6.1 million to $141.0 million for the three months ended September 30, 2007, compared to $134.9 million for the three months ended September 30, 2006. Operating revenues increased primarily due to a $5.1 million increase in transportation fees due to higher reservation rates, including $2.4 million associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion project which was placed in service at the end of 2006. Operating revenues were partially offset by a $2.5 million decrease in fuel revenues due to lower realized gas prices including hedging activity. Net investment income increased $5.2 million as a result of higher levels of invested cash.

Net income increased by $2.2 million to $18.1 million for the three months ended September 30, 2007, compared to $15.9 million, primarily due to the increased revenues discussed above, offset by a $5.4 million increase in minority interest expense. Operating expenses in the third quarter of 2007 include a $4.0 million increase from an accrual for remediation of underwater pipeline damage in the South Timbalier Bay area offshore Louisiana and a $3.8 million increase related to the cost of terminating an agreement with a construction contractor on the Southeast expansion project. These increases were partially offset by a $4.4 million gain on the sale of gas associated with the Western Kentucky storage expansion project and a $5.1 million benefit recognized in 2007 related to insurance recoveries. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units in the fourth quarter of 2006 and the first quarter of 2007.

Total revenues increased by $48.0 million to $490.4 million for the nine months ended September 30, 2007, compared to $442.4 million for the nine months ended September 30, 2006. Operating revenues increased primarily due to a $18.8 million increase in transportation fees due to higher reservation rates, including $6.6 million from new contracts associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion and $11.5 million increase in fuel revenues related to an increase in system volumes and higher realized gas prices including hedging activity. Operating revenues also included a $9.3 million increase in PAL and storage revenues mainly due to gas parked by customers during the summer and fall of 2006 for withdrawal during the summer of 2007. Net investment income increased $14.5 million as a result of higher levels of invested cash.

Net income increased by $5.5 million to $73.6 million in the first nine months of 2007, as compared to $68.1 million in the first nine months of 2006, primarily due to the increased revenues discussed above, partially offset by a $24.0 million increase in operating expenses and a $15.8 million increase in minority interest expense. Operating expenses in the first nine months of 2007 include a $14.7 million loss due to impairment of the Magnolia storage facility discussed below and a $5.0 million increase in fuel costs mainly due to increased gas usage. The increase in operating expenses also consists of a $4.3 million increase in depreciation and amortization primarily due to growth in operations and a $4.0 million increase from an accrual for remediation of underwater pipeline damage in the South Timbalier Bay area offshore Louisiana. Operating expenses also reflect a $3.8 million increase related to the cost of terminating an agreement with a construction contractor on the Southeast expansion project. These increases were partially offset by a $4.1 million decline in administrative and general expenses driven primarily by an early retirement plan implemented in the second half of 2006, a $3.6 million net favorable variance from a gain on the sale of gas associated with the Western Kentucky storage expansion project and a $5.1 million benefit recognized in 2007 related to insurance recoveries. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units discussed above.

Boardwalk Pipeline was developing a salt dome storage cavern near Napoleonville, Louisiana when operational tests,  which were completed in July of 2007, indicated that due to anomalies that could not be corrected, the cavern could not be placed in service as expected. As a result, Boardwalk Pipeline elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of the cavern and related facilities of approximately $45.1 million was tested for recoverability. In the second quarter of 2007, Boardwalk Pipeline recognized an impairment charge of approximately $14.7 million, representing the carrying value of the cavern, the fair value of which was determined to be zero based on discounted expected future cash flows. The charge was included in Other operating expenses on the Consolidated Condensed Statements of Income. Boardwalk Pipeline expects to use the other assets associated with the project, which include pipeline, compressors, base gas and other equipment and facilities, in conjunction with a replacement storage cavern to be developed. If it is determined in the future that the assets cannot be used in conjunction with a new cavern, Boardwalk Pipeline may be required to record an additional impairment charge at the time that determination is made. Additional costs to abandon the impaired cavern may be incurred due to regulatory or contractual obligations, however the amounts are inestimable at this time.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2007 and 2006 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Operating	$89.3	$84.6	$283.5	$279.5
Net investment income	0.7	0.3	1.6	0.7
Total	90.0	84.9	285.1	280.2
Expenses:
Operating	80.4	75.3	229.5	231.3
Interest	2.9	3.2	8.6	9.0
Total	83.3	78.5	238.1	240.3
	6.7	6.4	47.0	39.9
Income tax expense	2.6	1.3	18.2	14.3
Net income	$4.1	$5.1	$28.8	$25.6

Revenues increased by $5.1 million and $4.9 million or 6.0% and 1.7%, and net income decreased by $1.0 million or 19.6% and increased by $3.2 million or 12.5%, respectively in the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006.

Revenues increased in the three months ended September 30, 2007, as compared to the corresponding period of 2006, due to an increase in revenue per available room to $178.40, compared to $160.78 in the prior year, reflecting improvements in average room rates of $14.93, or 7.3%, and a 2.7% increase in occupancy rates, partially offset by the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006.

Net income for the three months ended September 30, 2007 decreased due to a lower effective tax rate related to federal income tax settlement in the third quarter of 2006, partially offset by the increased revenues discussed above.

Revenues increased in the nine months ended September 30, 2007, as compared to the corresponding period of 2006, due to an increase in revenue per available room to $183.19, compared to $168.72 in the prior year, reflecting improvements in average room rates of $17.22, or 8.0% and a 0.4% increase in occupancy rates, partially offset by the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006.

Net income for the nine months ended September 30, 2007 increased primarily due to the increases in revenue per available room as discussed above.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Corporate and Other

Corporate operations consist primarily of investment income, investment gains (losses) from non-insurance subsidiaries, the operations of Bulova, corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2007 and 2006 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Revenues:
Manufactured products	$49.6	$49.5	$135.8	$136.5
Net investment income	53.3	56.6	263.8	216.8
Investment gains	0.2	10.7	141.7	9.1
Other	6.1	4.4	2.1	10.8
Total	109.2	121.2	543.4	373.2
Expenses:
Cost of sales	24.3	24.3	67.3	68.0
Operating	41.5	35.7	101.1	97.5
Interest	13.8	18.8	41.8	57.0
Total	79.6	78.8	210.2	222.5
	29.6	42.4	333.2	150.7
Income tax expense	10.8	15.5	116.5	52.9
Net income	$18.8	$26.9	$216.7	$97.8

Revenues decreased by $12.0 million or 9.9% and increased $170.2 million or 45.6% and net income decreased by $8.1 million and increased by $118.9 million in the three and nine months ended September 30, 2007, as compared to the corresponding periods of 2006.

Revenues and net income decreased for the three months ended September 30, 2007, as compared to the corresponding period of 2006, due to decreased net investment income of $3.3 million and decreased investment gains of $10.5 million. The decrease in investment income is due to lower average invested cash balances.

Revenues and net income increased for the nine months ended September 30, 2007, as compared to 2006 due to increased net investment income of $47.0 million and increased investment gains of $132.6 million. Investment gains for 2007 include a $141.9 million pretax gain ($91.6 million after tax) due to the issuance of Diamond Offshore common stock related to the conversion of $450.5 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock. The increase in investment income is primarily due to improved performance of the Company’s trading portfolio and improved yields on higher invested amounts.

Net income for the three and nine months ended September 30, 2007, also benefited from lower corporate interest expenses due to the maturity of $300.0 million principal amount of 6.8% notes in December of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2007, net cash provided by operating activities was $713.0 million as compared with $1,783.0 million for the same period in 2006. The decrease in cash provided by operating activities is partially related to decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA. The policyholder fund withdrawals are reflected as financing cash outflows. Additionally, operating cash flows were adversely impacted by higher income tax payments in 2007 as compared to 2006 and lower premium collections.

Cash flows from investing activities include the purchase and sale of available-for-sale financial instruments, as well as the purchase and sale of land, buildings, equipment and other assets not generally held for resale.

For the nine months ended September 30, 2007, net cash used by investing activities was $667.0 million as compared with $1,490.0 million for the same period in 2006. Cash flows used for investing activities related principally to purchases of fixed maturity securities and short term investments. Net cash flows provided by investing activities-discontinued operations included $65.0 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

For the nine months ended September 30, 2007, net cash used by financing activities was $83.0 million as compared with $282.0 million for the same period in 2006. The decrease in cash used by financing activities is related to decreased policyholder fund withdrawals in 2007, as compared to 2006, which are reflected as return of investment contract account balances on the Consolidated Condensed Statements of Cash Flows included under Item 1. Additionally, financing cash flows in 2006 included proceeds from the issuance of new debt and common stock, partially offset by the repurchase of the Series H Cumulative Preferred Stock Issue.

CNA believes that its present cash flows from operating activities, investing activities and financing activities are sufficient to fund its working capital needs.

On August 1, 2007, CNA entered into a five-year $250.0 million senior unsecured revolving credit facility. See Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

Dividends

On September 4, 2007, CNA paid a quarterly dividend of $0.10 per share, to shareholders of record on August 13, 2007. On October 24, 2007, CNA’s Board of Directors declared a quarterly dividend of $0.15 per share, payable December 6, 2007 to shareholders of record on November 8, 2007. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

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

Ratings

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries are rated by major rating agencies, and these ratings reflect the rating agency’s opinion of the insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. One or more of these agencies could take action in the future to change the ratings of CNA’s insurance subsidiaries. If CNA’s insurance financial strength ratings were downgraded below current levels, CNA’s business and our results of operations could be materially adversely affected. In addition, a lowering of our debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA.

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) for the property and casualty and life companies. The table also includes the ratings for CNA senior debt and The Continental Corporation (“Continental”) senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty	Life	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Fitch	A	Not rated	BBB	BBB
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

Fitch has upgraded the senior debt ratings of CNA and Continental to BBB. Fitch has also upgraded the insurer financial strength ratings of CNA’s property and casualty insurance subsidiaries to A and withdrew the A- insurance financial strength rating of Continental Assurance Company (“CAC”). Moody’s withdrew the Baa1 insurance financial strength rating of CAC. Moody’s and Fitch withdrew the insurance financial strength ratings of CAC at CNA’s request given that its life business is in run-off.

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

   Lorillard’s cash payment under the State Settlement Agreements in the nine months ended September 30, 2007 was $760.9 million, including Lorillard’s deposit of $110.9 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and other OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $110.9 million reduction is based upon the OPMs collective loss of market share in 2004. In April of 2006, Lorillard had previously deposited $108.7 million in the same escrow account discussed above, which was based on a loss of market share in 2003 to non-participating manufacturers. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first nine months of 2007, Lorillard anticipates the additional amount payable in 2007 will be approximately $175.0 million to $200.0 million, primarily based on 2007 estimated industry volume.

Please read Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 12 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1,818.2 million and $1,768.7 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, 85.7% of Lorillard’s cash and investments were invested in short-term securities.

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of $716.3 million for the nine months ended September 30, 2007, compared to a net cash inflow of $635.1 million for the corresponding period of the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $683.6 million at September 30, 2007 compared to $825.8 million at December 31, 2006. In the first nine months of 2007, Diamond Offshore paid cash dividends totaling $605.3 million, consisting of a special cash dividend in January of 2007 of $553.4 million and its regular quarterly cash dividends of $51.9 million. On October 24, 2007, Diamond Offshore announced a special dividend of $1.25 per share and a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities was $873.5 million in the first nine months of 2007, compared to $536.1 million in the comparable period of 2006. The increase in cash flow from operations is the result of higher average dayrates as a result of an increase in worldwide demand for offshore contract drilling services.

Diamond Offshore estimates that capital expenditures for rig modifications and new construction for the remainder of 2007 will be approximately $50.0 million. As of September 30, 2007, Diamond Offshore had spent approximately $627.6 million for the upgrade costs for two rigs and construction of two new jack-up rigs.

Diamond Offshore estimates that capital expenditures associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $97.0 million in the remainder of 2007. As of September 30, 2007, Diamond Offshore had spent approximately $228.0 million for capital additions.

In addition to anticipated capital spending for rig upgrades, new construction and in connection with its rig capital maintenance program, Diamond Offshore has committed to spend approximately $156.0 million towards the modification of six of its intermediate semisubmersible rigs in connection with their upcoming contracts in Brazil and Mexico, of which Diamond Offshore had spent $13.9 million through September 30, 2007. These modifications are required to meet contract specifications for each of the drilling rigs. Diamond Offshore expects to spend approximately $66.0 million and $76.0 million on these contract modification projects during the remainder of 2007 and during 2008, respectively.

In the first nine months of 2007, the holders of $450.5 million principal amount of Diamond Offshore’s 1.5% Debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock.

As of September 30, 2007 and December 31, 2006, there were no loans outstanding under Diamond Offshore’s $285.0 million credit facility; however, $79.0 million in letters of credit were issued under the credit facility in 2007.

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

Boardwalk Pipeline

At September 30, 2007 and December 31, 2006, cash and investments amounted to $585.1 million and $399.0 million, respectively. Cash flow from operating activities for the nine months ended September 30, 2007 amounted to $228.7 million, compared to $184.8 million in the first nine months of 2006. In the nine months ended September 30, 2007 and 2006, Boardwalk Pipeline’s capital expenditures were $688.2 million and $124.2 million, respectively.

Boardwalk Pipeline is currently engaged in several major pipeline expansion projects that will transport natural gas supplies from the Bossier Sands, Barnett Shale, Fayetteville Shale and the Caney/Woodford Shale areas in East Texas, Arkansas and Oklahoma to existing or new assets and third-party interstate pipeline interconnects. The total cost of the pipeline expansion projects is estimated to be approximately $3.7 billion. Boardwalk Pipeline is also engaged in a number of projects to increase capacity of its natural gas storage facilities. Actual costs of these projects may exceed current estimates due to a variety of factors, including awaiting receipt of regulatory approvals, the timing of which Boardwalk Pipeline cannot control, weather-related costs and further delays in construction which could result in additional contractor penalties and stand-by costs. For more information on Boardwalk Pipeline’s expansion projects, please read “Expansion Projects” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, Boardwalk Pipeline was in compliance with all the covenant requirements under its $700.0 million revolving credit agreement and no funds were drawn under this facility. However, Boardwalk Pipeline has outstanding letters of credit for $221.5 million to support certain obligations associated with its Fayetteville Lateral and Gulf Crossing expansion projects which reduced the available capacity under the facility.

In August of 2007, Gulf South Pipeline, LP, a wholly owned subsidiary of Boardwalk Pipeline, issued $500.0 million aggregate principal amount of senior notes, consisting of $225.0 million aggregate principal amount of 5.8% senior notes due 2012 and $275.0 million aggregate principal amount of 6.3% senior notes due 2017. The proceeds from the offering will be primarily used to finance a portion of Gulf South’s expansion projects.

For the year ending December 31, 2007, Boardwalk Pipeline expects to make capital expenditures of approximately $1.3 billion, of which it expects approximately $1.2 billion for the expansion projects discussed above and approximately $60.0 million to be for maintenance capital. The amount of expansion capital Boardwalk Pipeline expends in 2007 could vary significantly depending on the progress made with these projects, the number and types of other capital projects Boardwalk Pipeline decides to pursue, the timing of any of those projects and numerous other factors beyond Boardwalk Pipeline’s control.

Boardwalk Pipeline expects to fund its 2007 maintenance capital expenditures from operating cash flows and its expansion capital expenditures with a combination of borrowings under the revolving credit facility and proceeds from sales of debt and equity securities including cash on hand.

During the first nine months of 2007, Boardwalk Pipeline paid cash distributions of $150.5 million, including $115.4 million to us.

Loews Hotels

Cash and investments increased to $59.0 million at September 30, 2007 from $24.5 million at December 31, 2006. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations and advances or capital contributions from us.

Corporate and Other

Parent company cash and investments, net of receivables and payables, at September 30, 2007 totaled $3.2 billion, as compared to $5.3 billion at December 31, 2006. The decrease in net cash and investments is primarily due to the payment of $2.4 billion in conjunction with the HighMount acquisition, $248.5 million of dividends paid to our shareholders and $671.8 million related to repurchases of our common stock, partially offset by the receipt of $1,171.4 million in dividends from subsidiaries, which includes $280.4 million from a Diamond Offshore special dividend paid in January of 2007, and investment income.

As of September 30, 2007, there were 529,594,291 shares of Loews common stock outstanding and 108,445,516 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2007, we purchased 14.8 million shares of Loews common stock at an aggregate cost of $671.8 million.

On July 31, 2007, HighMount completed the acquisition of certain exploration and production assets from Dominion Resources, Inc., and assumed certain related obligations, for $4.0 billion, subject to adjustment. The acquisition was funded with approximately $2.4 billion from the Company’s available cash and $1.6 billion of term loans incurred by HighMount (the “Acquisition Debt”). The Acquisition Debt bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. The Credit Agreement also provides for a five year, $400.0 million revolving credit facility, borrowings under which bear interest at a floating rate equal to LIBOR plus an applicable margin.

We have entered into an agreement to sell Bulova Corporation to Citizen Watch Co., Ltd. for $250.0 million, subject to adjustment. The closing of the sale is subject to customary closing conditions and is anticipated to occur in January 2008. We expect to record a pretax gain of approximately $105.0 million due to the transaction.

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

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Fixed maturity securities	$501.4	$476.4	$1,523.0	$1,371.4
Short-term investments	57.1	61.2	145.8	184.2
Limited partnerships	19.1	46.0	141.8	172.8
Equity securities	7.4	3.4	18.5	17.7
Income (loss) from trading portfolio (a)	(2.8)	30.4	40.6	62.9
Interest on funds withheld and other deposits		(10.8)	(0.8)	(65.4)
Other	8.8	2.7	31.7	10.8
Total investment income	591.0	609.3	1,900.6	1,754.4
Investment expense	(11.4)	(9.7)	(42.1)	(32.6)
Net investment income	$579.6	$599.6	$1,858.5	$1,721.8
(a)
The change in net unrealized gains on trading securities, included in net investment income, was $(12.0) million, $3.0 million, $(9.0) million and $(1.0) million for the three and nine months ended September 30, 2007 and 2006.

Net investment income decreased by $20.0 million for the three months ended September 30, 2007 compared with the same period of 2006. The decrease was primarily driven by decreases in limited partnership income and results from the trading portfolio.

Net investment income increased by $136.7 million for the nine months ended September 30, 2007 compared with the same period of 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits. During 2006, CNA commuted several significant finite reinsurance contracts which contained interest crediting provisions. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. This improvement was partially offset by a decrease in net investment income from short term investments, limited partnerships and the trading portfolio.

The bond segment of the investment portfolio yielded approximately 5.8% and 5.6% for the nine months ended September 30, 2007 and 2006.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$131.2	$18.6	$37.4	$22.0
Corporate and other taxable bonds	(88.5)	(17.9)	(113.4)	(114.2)
Tax-exempt bonds	10.1	40.2	(43.2)	51.5
Asset-backed bonds	(80.6)	(1.5)	(190.7)	(15.2)
Redeemable preferred stock	(11.8)	(2.1)	(12.3)	(3.0)
Total fixed maturity securities	(39.6)	37.3	(322.2)	(58.9)
Equity securities	16.3	(2.9)	30.3	3.0
Derivative securities	(45.2)	(13.0)	61.8	(7.5)
Short-term investments	5.2	(1.6)	5.2	(5.6)
Other invested assets, including dispositions	7.6	6.5	8.5	4.7
Allocated to participating policyholders’ and
minority interests	(0.8)	0.3	(0.4)	2.0
Total realized investment gains (losses)	(56.5)	26.6	(216.8)	(62.3)
Income tax (expense) benefit	19.3	(0.6)	75.0	25.5
Minority interest	4.2	(2.2)	15.8	3.2
Net realized investment gains (losses)	$(33.0)	$23.8	$(126.0)	$(33.6)

Net realized investment results decreased $56.8 million for the three months ended September 30, 2007 compared with the same period of 2006. The decrease was primarily driven by an increase in other-than-temporary impairment (“OTTI”) losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the three months ended September 30, 2007, OTTI losses of $108.5 million, driven mainly by credit issues, were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compares to OTTI losses for the three months ended September 30, 2006 of $27.0 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in realized investment gains, primarily related to U.S. Government bonds.

Net realized investment losses increased $92.4 million for the nine months ended September 30, 2007 compared with the same period of 2006. The increase was primarily driven by an increase in OTTI losses on securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For the nine months ended September 30, 2007, OTTI losses of $260.6 million, driven by a combination of interest and credit issues, were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. This compares to OTTI losses for the nine months ended September 30, 2006 of $50.8 million recorded primarily in the corporate and other taxable bonds sector. The increase in OTTI losses was partially offset by an increase in net realized investment gains on derivative securities, primarily related to interest rate swaps. The interest rate swaps were entered into as an economic hedge of fixed maturity securities based on the potential for rising interest rates.

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

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 10.5 years and 9.8 years at September 30, 2007 and December 31, 2006. The remaining interest sensitive investments had an effective duration of 3.5 years and 3.2 years at September 30, 2007 and December 31, 2006. The overall effective duration was 5.1 years and 4.7 years at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,899.0	10.5	$8,524.0	9.8
Other interest sensitive investments	29,740.0	3.5	30,178.0	3.2
Total	$38,639.0	5.1	$38,702.0	4.7

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing S&P 500 index futures in a notional amount equal to the contract liability relating to Life and Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $30.0 million as of September 30, 2007. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2007, CNA provided $45.0 million of cash as collateral for over-the-counter derivative instruments.

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

The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$181.0	$114.0	$324.0	$216.0
Gross realized losses	(220.0)	(77.0)	(646.0)	(275.0)
Net realized gains (losses) on fixed maturity securities	(39.0)	37.0	(322.0)	(59.0)
Equity securities:
Gross realized gains	30.0	1.0	50.0	9.0
Gross realized losses	(14.0)	(4.0)	(20.0)	(6.0)
Net realized gains (losses) on equity securities	16.0	(3.0)	30.0	3.0
Net realized gains (losses) on fixed maturity
and equity securities	$(23.0)	$34.0	$(292.0)	$(56.0)

The following table provides details of the largest realized investment losses from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to outlook on interest rates.	$10,674.0	$83.0	0-6

Mortgage-backed pass-through securities sold based on view of
interest rate changes.	394.0	9.0	0-6

Bank and financial issuer that came under pressure due to the
mortgage market disruption.	35.0	5.0	0-6

State specific general obligation municipal bonds sold to reduce
exposure due to a change in outlook.	513.0	5.0	0-6

Total	$11,616.0	$102.0

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	September 30, 2007		December 31, 2006
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$3,135.0	7.1%	$5,138.0	11.6%
Asset-backed securities	11,245.0	25.6	13,677.0	31.0
States, municipalities and political subdivisions-
tax-exempt	6,694.0	15.2	5,146.0	11.7
Corporate securities	7,820.0	17.8	7,132.0	16.2
Other debt securities	3,989.0	9.1	3,642.0	8.2
Redeemable preferred stock	1,140.0	2.6	912.0	2.1
Total fixed maturity securities available-for-sale	34,023.0	77.4	35,647.0	80.8
Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	3.0		2.0
Asset-backed securities	35.0	0.1	55.0	0.1
Corporate securities	119.0	0.3	133.0	0.3
Other debt securities	16.0		14.0
Total fixed maturity securities trading	173.0	0.4	204.0	0.4
Equity securities available-for-sale:
Common stock	475.0	1.1	452.0	1.0
Preferred stock	133.0	0.3	145.0	0.4
Total equity securities available-for-sale	608.0	1.4	597.0	1.4
Equity securities trading			60.0	0.1
Short-term investments available-for-sale	6,748.0	15.4	5,538.0	12.6
Short-term investments trading	224.0	0.5	172.0	0.4
Limited partnerships	2,093.0	4.8	1,852.0	4.2
Other investments	43.0	0.1	26.0	0.1
Total general account investments	$43,912.0	100.0%	$44,096.0	100.0%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a net unrealized gain of $354.0 million at September 30, 2007 compared with a net unrealized gain of $966.0 million at December 31, 2006. The unrealized position at September 30, 2007 was comprised of a net unrealized gain of $89.0 million for fixed maturity securities, a net unrealized gain of $262.0 million for equity securities and a net unrealized gain of $3.0 million for short-term investments. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716.0 million for fixed maturity securities, a net unrealized gain of $249.0 million for equity securities and a net unrealized gain of $1.0 million for short-term investments. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at September 30, 2007 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	6.0%	2.0%
Due after one year through five years	33.0	29.0
Due after five years through ten years	31.0	31.0
Due after ten years	30.0	38.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale at September 30, 2007 that were in a gross unrealized loss position had a fair value of $1,923.0 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2007 and December 31, 2006.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
September 30, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,889.0	$36.0	$1.0			$37.0
7-12 months	4.0
13-24 months	28.0	1.0	1.0			2.0
Greater than 24 months	2.0
Total non-investment grade	$1,923.0	$37.0	$2.0	$-	$-	$39.0

December 31, 2006

Fixed maturity securities:
Non- investment grade:
0-6 months	$509.0	$2.0				$2.0
7-12 months	87.0	1.0	$1.0			2.0
13-24 months	24.0
Greater than 24 months	2.0
Total non-investment grade	$622.0	$3.0	$1.0	$-	$-	$4.0

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2007 or December 31, 2006. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

Invested assets are exposed to various risks, such as market and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates, could have an adverse material impact on our results of operations or equity.

The general account portfolio consists primarily of high quality bonds, 89.4% and 90.9% of which were rated as investment grade (rated BBB- or higher) at September 30, 2007 and December 31, 2006. The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	September 30, 2007		December 31, 2006
(In millions of dollars)

U.S. Government and affiliated agency securities	$3,216.0	9.7%	$5,285.0	15.1%
Other AAA rated	15,758.0	47.7	16,311.0	46.7
AA and A rated	5,463.0	16.5	5,222.0	15.0
BBB rated	5,124.0	15.5	4,933.0	14.1
Non investment-grade	3,495.0	10.6	3,188.0	9.1
Total	$33,056.0	100.0%	$34,939.0	100.0%

At September 30, 2007 and December 31, 2006, approximately 97.0% and 96.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by Standard & Poor’s or Moody’s Investors Service. The remaining bonds were rated by other rating agencies or CNA.

Non-investment grade bonds, as presented in the table above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2007 was $243.0 million which represents 0.6% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $160.0 million at September 30, 2007. Of these securities, 90.0% were priced by independent third party sources.

Sub-prime Mortgage Exposure

Included in CNA’s fixed maturity securities at September 30, 2007 were $11.3 billion of asset-backed securities, at fair value, consisting of approximately 65.0% in collateralized mortgage obligations, 23.0% in corporate asset-backed obligations, 11.0% in corporate mortgage-backed pass-through certificates and 1.0% in U.S. Government agency issued pass-through certificates. The majority of asset-backed securities are actively traded in liquid markets and priced by a third party pricing service. Of the total asset-backed holdings, $903.0 million or 8.0% have exposure to sub-prime mortgage collateral, measured by the original deal structure. This represents 2.0% of total invested assets. Of the securities with sub-prime exposure, approximately 98.0% are rated as investment grade. All asset-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing OTTI monitoring process. Included in the after tax and minority interest OTTI losses discussed above for the three and nine months ended September 30, 2007 were $27.5 million and $58.7 million related to securities with sub-prime exposure. In addition to sub-prime exposure in fixed maturity securities, there is an additional exposure of approximately $35.0 million through other investments, including limited partnerships. CNA has mitigated a portion of its sub-prime exposure through an economic hedge position in Credit Default Swaps (“CDS”). The net notional value of the CDS sub-prime position was $60.0 million as of September 30, 2007 with an after tax and minority interest recognized gain of $22.2 million for the nine months ended September 30, 2007.

Short-term Investments

The carrying value of the components of the general account short-term investment portfolio is presented in the following table:

	September 30,	December 31,
	2007	2006
(In millions)

Short-term investments available-for-sale:
Commercial paper	$4,493.0	$923.0
U.S. Treasury securities	590.0	1,093.0
Money market funds	412.0	196.0
Other, including collateral held related to securities lending	1,253.0	3,326.0
Total short-term investments available-for-sale	6,748.0	5,538.0

Short-term investments trading:
Commercial paper	35.0	43.0
U.S. Treasury securities	1.0	2.0
Money market funds	171.0	127.0
Other	17.0
Total short-term investments trading	224.0	172.0
Total short-term investments	$6,972.0	$5,710.0

The fair value of collateral held related to securities lending, included in other short-term investments, was $81.9 million and $2,850.9 million at September 30, 2007 and December 31, 2006, respectively.

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

•	the impact of each of the factors described under “Results of Operations—Lorillard” in the MD&A portion of this Report.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on E&P activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	the availability and cost of insurance, and the risks associated with self-insurance, covering drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost of planned expansion projects and investments; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•
changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2007 and December 31, 2006, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2007 and December 31, 2006 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $331.5 million and $559.9 million at September 30, 2007 and December 31, 2006, respectively. A 100 basis point decrease would result in an increase in market value of $353.7 million and $352.9 million at September 30, 2007 and December 31, 2006, respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at September 30, 2007 and December 31, 2006, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2007 and December 31, 2006, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at September 30, 2007 and December 31, 2006. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of September 30, 2007, the amount of gas loaned out by Boardwalk Pipeline was approximately 6.6 trillion British thermal units (“TBtu”) and, assuming an average market price during September 2007 of $5.86 per million British thermal units (“MMBtu”), the market value of gas loaned out at September 30, 2007 would have been approximately $38.7 million. As of December 31, 2006, the amount of gas loaned out by our subsidiaries was approximately 15.1 TBtu and, assuming an average market price during December 2006 of $6.81 per MMBtu, the market value of gas loaned out at December 31, 2006 would have been approximately $102.8 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
(In millions)

Equity markets (1):
Equity securities (a)	$711.7	$685.5	$(178.0)	$(171.0)
Futures - short			96.0
Options - purchased	30.6	25.9	16.0	(1.0)
- written	(11.5)	(13.0)	(1.0)	9.0
Warrants	0.8	0.4
Short sales	(68.2)	(61.9)	17.0	15.0
Limited partnership investments	438.7	343.2	(31.0)	(27.0)

Interest rate (2):
Futures – long			(16.0)	(29.0)
Futures – short			12.0	21.0
Interest rate swaps – long		(0.5)		(4.0)
Fixed maturities – long	870.3	1,921.7	(13.0)	(38.0)
Fixed maturities – short	(14.9)
Short-term investments	2,138.9	4,385.5
Other derivatives	0.4	2.2	3.0	9.0

Commodities (3):
Options - purchased		0.5		(1.0)
- written		(0.1)		1.0

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(177.0) and $(162.0) at September 30, 2007 and December 31, 2006, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$607.8	$597.0	$(152.0)	$(149.0)
Separate accounts	45.6	41.4	(11.0)	(10.0)
Limited partnership investments	2,007.8	1,817.3	(160.0)	(143.0)

Interest rate (2):
Fixed maturities (a)(b)	34,024.6	35,648.0	(1,963.0)	(1,959.0)
Short-term investments (a)	9,741.7	8,436.9	(4.0)	(5.0)
Other invested assets	15.3	21.3
Interest rate swaps (c)	(33.5)		71.0
Other derivative securities	26.2	4.6	31.0	190.0
Separate accounts (a):
Fixed maturities	417.7	433.5	(20.0)	(21.0)
Short-term investments	2.3	21.4
Debt	(7,179.0)	(5,443.0)

Commodities (3):
Forwards – short (c)	35.6		(102.0)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(276.0) and $(283.0) at September 30, 2007 and December 31, 2006, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(114.0) and $(227.0) at September 30, 2007 and December 31, 2006, respectively.

(c)	The market risk at September 30, 2007 will generally be offset by recognition of the underlying hedged transaction.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2007.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2007, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

1.         Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.         Tobacco Related.

Information with respect to tobacco related legal proceedings is incorporated by reference to Note 12 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report and Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2006.

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

In connection with the acquisition, we conducted a customary due diligence review of the acquired business, including among other things, assessment of recoverable reserves, title to acquired assets, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we performed a review of HighMount’s properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we did not inspect every well, facility or pipeline. We could not necessarily observe structural and environmental problems or reserves. We were not able to obtain contractual indemnities from Dominion for many pre-closing liabilities and risks, known or unknown, and assumed many such risks. The incurrence of an unexpected liability or the failure of the business to perform in accordance with our expectations could have a material adverse effect on our financial position and results of operations.

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

If the net book value of HighMount’s E&P properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, SEC regulations require HighMount to impair or “write down” the book value of its E&P properties. Depending on the magnitude of any future impairment, a ceiling test write-down could significantly reduce HighMount’s income, or produce a loss. As ceiling test computations involve the prevailing price on the last day of the quarter, it is impossible to predict the timing and magnitude of any future impairment. Any such write-down could materially adversely affect our results of operations and equity.

Drilling for and producing natural gas, oil and NGLs is a high risk activity with many uncertainties that could adversely affect HighMount’s business, financial condition or results of operations.

HighMount’s future success will depend in part on the success of its exploitation, exploration, development and production activities. HighMount’s E&P activities are subject to numerous risks beyond its control, including the risk that drilling will not result in commercially viable production at acceptable levels. HighMount’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. HighMount’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

HighMount is not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect HighMount’s business, financial condition or results of operations. HighMount’s E&P activities are subject to all of the operating risks associated with drilling for and producing natural gas, oil and NGLs, including the possibility of:

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

On July 20, 2004, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued its opinion in BP West Coast Products, LLC v. FERC (“BP West Coast”) and vacated the portion of the FERC’s decision applying the FERC’s Lakehead policy to determine an allowance for income taxes in the regulated cost of service. In its Lakehead decision, the FERC allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders were corporations subject to income tax. The D.C. Circuit emphasized that a regulated pipeline’s cost of service should include only “appropriate cost[s]” and compared income taxes paid by owners of equity interests in a pipeline to the costs of bookkeeping paid by such owners, indicating the court’s belief that such costs paid by an entity other than the regulated entity would not be recoverable in the rates of the pipeline. In May and June 2005, the FERC issued a statement of general policy and an order on remand of BP West Coast, respectively, in which the FERC stated it will permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails risk due to the case-by-case review requirement. On December 16, 2005, the FERC issued a case-specific review of the income tax allowance issue in the SFPP, L.P. proceeding. The FERC ruled favorably to SFPP, L.P. on all income tax issues and set forth guidelines regarding the type of evidence necessary for the pipeline to determine its income tax allowance. The FERC’s BP West Coast remand decision, the new tax allowance policy, and the December 16, 2005 order were appealed to the D.C. Circuit. The D.C. Circuit issued an order on May 29, 2007, in which it denied these appeals and fully upheld FERC’s new tax allowance policy and the application of that policy in the December 16, 2005 order. If the FERC were to change its tax allowance policies in the future, such changes could materially and adversely impact the rates Boardwalk Pipeline is permitted to charge as future rates are approved for its interstate transportation services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2007 -
July 31, 2007	2,436,800	$50.02	N/A	N/A
August 1, 2007 -
August 31, 2007	2,838,300	$45.22	N/A	N/A
September 1, 2007 -
September 30, 2007	816,300	$45.72	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

By-Laws of the Company as amended through October 9, 2007	3.1*

Amendment Number 2 to Alabama/Michigan/Permian Package Purchase Agreement Between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and LO&G Acquisition Corp. as Purchaser, dated June 1, 2007
10.3*

Amendment Number 3 to Alabama/Michigan/Permian Package Purchase Agreement Between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and LO&G Acquisition Corp. as Purchaser, dated June 1, 2007
10.4*

Amendment Number 4 to Alabama/Michigan/Permian Package Purchase Agreement Between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and LO&G Acquisition Corp. as Purchaser, dated June 1, 2007
10.5*

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

LOEWS CORPORATION
(Registrant)

Dated: October 31, 2007	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)