Form 10-K
period 2007-12-31
LOEWS CORP
filed 2008-02-27
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,573,000,000.

As of February 15, 2008, there were 529,694,652 shares of Loews common stock and 108,459,891 shares of Carolina Group stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 29, 2008 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2007

Item		Page
No.	PART I	No.

1	Business	3
	Proposed Separation of Lorillard	3
	Carolina Group Tracking Stock	4
	CNA Financial Corporation	4
	Lorillard, Inc.	11
	Diamond Offshore Drilling, Inc.	16
	HighMount Exploration & Production LLC	19
	Boardwalk Pipeline Partners, LP	22
	Loews Hotels Holding Corporation	26
	Available Information	27
1A	Risk Factors	28
1B	Unresolved Staff Comments	64
2	Properties	64
3	Legal Proceedings	65
4	Submission of Matters to a Vote of Security Holders	66
	Executive Officers of the Registrant	66

	PART II

5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	67
	Management’s Report on Internal Control Over Financial Reporting	70
	Reports of Independent Registered Public Accounting Firm	71
6	Selected Financial Data	73
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74
7A	Quantitative and Qualitative Disclosures about Market Risk	133
8	Financial Statements and Supplementary Data	137
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	233
9A	Controls and Procedures	233
9B	Other Information	233

	PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV

15	Exhibits and Financial Statement Schedules	234

PART I

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, an 89% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc., a wholly owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 51% owned subsidiary);

•	exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC, a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, a 70% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 25 of the Notes to Consolidated Financial Statements, included in Item 8.

On July 31, 2007, HighMount Exploration & Production LLC (“HighMount”) acquired, through its subsidiaries, certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. for $4.0 billion, subject to adjustment. The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent. These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates. The acquisition was funded with approximately $2.4 billion in cash and $1.6 billion of debt. Please read Note 14 of the Notes to Consolidated Financial Statements, included in Item 8.

In January of 2008, we sold Bulova Corporation (“Bulova”) to Citizen Watch Co., Ltd. for approximately $250 million, subject to adjustment. Consequently, Bulova’s results have been reclassified in our Consolidated Financial Statements to discontinued operations for all periods presented. Please read Note 23 of the Notes to Consolidated Financial Statements, included in Item 8.

Proposed Separation of Lorillard:  On December 17, 2007, we announced that our Board of Directors has approved a plan to dispose of our entire ownership interest in Lorillard, Inc. (“Lorillard”) in a tax-free manner, resulting in the elimination of the Carolina Group, and all of the Carolina Group stock, and establishing Lorillard as an independent public company. The disposition, which we refer to as the “Separation,” would be accomplished through our (i) redemption of all outstanding Carolina Group stock in exchange for shares of Lorillard common stock, with holders of Carolina Group stock receiving one share of Lorillard common stock in exchange for each share of Carolina Group stock they currently own, and (ii) disposition of our remaining Lorillard common stock in an exchange offer for shares of outstanding Loews common stock or, if we determine not to effect the exchange offer, or if the exchange offer is not fully subscribed, as a pro rata dividend to holders of Loews common stock.

The consummation of the Separation is conditioned on, among other things, our receipt of a favorable ruling from the Internal Revenue Service and an opinion of counsel as to the tax-free nature of the Separation, the effectiveness of the registration statement filed with the Securities and Exchange Commission by Lorillard with respect to our distribution of shares of Lorillard common stock, the absence of any material changes or developments and market conditions.

Item 1. Business

Carolina Group Tracking Stock:  Pending consummation of the Separation, we have a two class common stock structure:  Loews common stock and Carolina Group stock. Carolina Group stock, commonly called a tracking stock, reflects the economic performance of a defined group of our assets and liabilities, referred to as the Carolina Group. Please read Note 6 of the Notes to Consolidated Financial Statements, included in Item 8.

We have attributed the following assets and liabilities to the Carolina Group:

•	our 100% stock ownership interest in Lorillard;

•
notional, intergroup debt owed by the Carolina Group to the Loews Group, which we describe below, bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021 (as of February 12, 2008, $218 million principal amount was outstanding);

•
any and all liabilities, costs and expenses of ours, and our subsidiaries, including Lorillard and its predecessors, arising out of or related to tobacco or otherwise arising out of the past, present or future business of Lorillard, or its subsidiaries or predecessors, or claims arising out of or related to the sale of any businesses previously sold by Lorillard or its subsidiaries or predecessors, in each case, whether grounded in tort, contract, statute or otherwise, whether pending or asserted in the future;

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

As of February 15, 2008, there were 108,459,891 shares of Carolina Group stock outstanding representing a 62.4% economic interest in the Carolina Group.

The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest in the Carolina Group represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group referred to above.

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

Upon consummation of the Separation, the Carolina Group will cease to exist. At that time we intend to restate our Certificate of Incorporation to reflect the elimination of the Carolina Group and the Carolina Group Stock.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 53.8%, 58.6% and 62.3% of our consolidated total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

CNA serves a wide variety of customers, including small, medium and large businesses, associations, professionals, and groups and individuals with a broad range of insurance and risk management products and services.

Item 1. Business
CNA Financial Corporation – (Continued)

CNA’s insurance products primarily include commercial property and casualty coverages. CNA’s services include risk management, information services, warranty and claims administration. CNA’s products and services are marketed through independent agents, brokers, managing general agents and direct sales.

CNA’s core business, commercial property and casualty insurance operations, is reported in two business segments: Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two business segments: Life & Group Non-Core and Other Insurance. These segments are managed separately because of differences in their product lines and markets.

Standard Lines

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services primarily to small, middle-market and large businesses and organizations domestically. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs. Property products provide standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products provide standard casualty insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products. Most insurance programs are provided on a guaranteed cost basis; however, CNA has the capability to offer specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

These property and casualty products are offered as part of CNA’s Business and Commercial insurance groups. CNA’s Business insurance group serves its smaller commercial accounts and the Commercial insurance group serves its middle markets and its larger risks. In addition, Standard Lines provides total risk management services relating to claim and information services to the large commercial insurance marketplace, through a wholly owned subsidiary, CNA ClaimPlus, Inc., a third party administrator.

Specialty Lines

Specialty Lines provides professional, financial and specialty property and casualty products and services, both domestically and abroad, through a network of brokers, managing general underwriters and independent agencies. Specialty Lines provides solutions for managing the risks of its clients, including architects, lawyers, accountants, healthcare professionals, financial intermediaries and public and private companies. Product offerings also include surety and fidelity bonds and vehicle warranty services.

Specialty Lines includes the following business groups:

U.S. Specialty Lines:  U.S. Specialty Lines provides management and professional liability insurance and risk management services, and other specialized property and casualty coverages, primarily in the United States. This group provides professional liability coverages to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. U.S. Specialty Lines also provides directors and officers (“D&O”), employment practices, fiduciary and fidelity coverages. Specific areas of focus include small and mid-size firms as well as privately held firms and not-for-profit organizations where tailored products for this client segment are offered. Products within U.S. Specialty Lines are distributed through brokers, agents and managing general underwriters.

U.S. Specialty Lines, through CNA HealthPro, also offers insurance products to serve the healthcare delivery system. Products, which include professional liability as well as associated standard property and casualty coverages, are distributed on a national basis through a variety of channels including brokers, agents and managing general underwriters. Key customer segments include long term care facilities, allied healthcare providers, life sciences, dental professionals and mid-size and large healthcare facilities and delivery systems.

Also included in U.S. Specialty Lines is Excess and Surplus (“E&S”). E&S provides specialized insurance and other financial products for selected commercial risks on both an individual customer and program basis. Customers insured by E&S are generally viewed as higher risk and less predictable in exposure than those covered by standard insurance

Item 1. Business
CNA Financial Corporation – (Continued)

markets. E&S’s products are distributed throughout the United States through specialist producers, program agents and brokers.

Surety:  Surety consists primarily of CNA Surety and its insurance subsidiaries and offers small, medium and large contract and commercial surety bonds. CNA Surety provides surety and fidelity bonds in all 50 states through a combined network of independent agencies. CNA owns approximately 62% of CNA Surety.

Warranty:  Warranty provides vehicle warranty service contracts that protect individuals from the financial burden associated with mechanical breakdown.

CNA Global:  CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance to small and medium size businesses and capitalize on strategic indigenous opportunities.

Life & Group Non-Core

The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. CNA continues to service its existing individual long term care commitments, its payout annuity business and its pension deposit business. CNA also manages a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care and indexed group annuity contracts, while considered non-core, continue to be actively marketed.

Other Insurance

Other Insurance includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of asbestos and environmental pollution (“A&E”) claims.

Please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations by Business Segment – CNA Financial” for information with respect to each segment.

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2007	2006	2005
(In millions, except ratio information)

Trade Ratios - GAAP basis (a):
Loss and loss adjustment expense ratio	77.7%	75.7%	89.4%
Expense ratio	30.0	30.0	31.2
Dividend ratio	0.2	0.3	0.3
Combined ratio	107.9%	106.0%	120.9%

Trade Ratios - Statutory basis (preliminary) (a):
Loss and loss adjustment expense ratio	79.8%	78.7%	92.2%
Expense ratio	30.0	30.2	30.0
Dividend ratio	0.3	0.2	0.5
Combined ratio	110.1%	109.1%	122.7%

Individual Life and Group Life Insurance Inforce:
Individual Life	$9,204	$9,866	$10,711
Group Life	4,886	5,787	9,838
Total	$14,090	$15,653	$20,549

Item 1. Business
CNA Financial Corporation – (Continued)

Year Ended December 31	2007	2006	2005
(In millions, except ratio information)

Other Data - Statutory basis (preliminary) (b):
Property and casualty companies’ capital and surplus (c)	$8,511	$8,137	$6,940
Life company’s capital and surplus	471	687	627
Property and casualty companies’ written premiums to surplus
ratio	0.8	0.9	1.0
Life company’s capital and surplus-percent to total liabilities	28.2%	38.9%	33.1%
Participating policyholders-percent of gross life insurance inforce	4.7%	4.4%	3.5%

(a)
Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses and the expenses incurred related to uncollectible reinsurance receivables to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting practices (“SAP”) is related to the treatment of active life reserves (“ALR”) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as claim and claim adjustment expense reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of policyholders’ dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of policyholders’ dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

(b)
Other data is determined in accordance with SAP. Life statutory capital and surplus as a percent of total liabilities is determined after excluding separate account liabilities and reclassifying the statutorily required Asset Valuation Reserve to surplus.

(c)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

The following table displays the distribution of gross written premiums for CNA’s operations by geographic concentration.

Year Ended December 31	2007	2006	2005

California	9.1%	9.6%	9.0%
Florida	7.3	7.9	7.1
New York	6.8	7.3	7.9
Texas	5.9	5.9	5.7
Illinois	3.7	4.1	4.2
New Jersey	3.6	4.4	3.8
Missouri	3.4	3.0	2.8
Pennsylvania	3.2	3.4	4.2
Massachusetts	2.3	2.4	3.3
All other states, countries or political subdivisions (a)	54.7	52.0	52.0
	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of gross premiums.

Approximately 8.4%, 7.1% and 6.1% of CNA’s gross written premiums were derived from outside of the United States for the years ended December 31, 2007, 2006 and 2005. Premiums from any individual foreign country were not significant.

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

Item 1. Business
CNA Financial Corporation – (Continued)

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

	Schedule of Loss Reserve Development
Year Ended December 31	1997	1998	1999(a)	2000	2001(b)	2002(c)	2003	2004	2005	2006	2007
(In millions of dollars)

Originally reported gross reserves for unpaid claim
and claim adjustment
expenses	28,731	28,506	26,850	26,510	29,649	25,719	31,284	31,204	30,694	29,459	28,415
Originally reported ceded
recoverable	5,056	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945
Originally reported net reserves
for unpaid claim and claim
adjustment expenses	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470
Cumulative net paid as of:
One year later	5,954	7,321	6,547	7,686	5,981	5,373	4,382	2,651	3,442	4,436	-
Two years later	11,394	12,241	11,937	11,992	10,355	8,768	6,104	4,963	7,022	-	-
Three years later	14,423	16,020	15,256	15,291	12,954	9,747	7,780	7,825	-	-	-
Four years later	17,042	18,271	18,151	17,333	13,244	10,870	10,085	-	-	-	-
Five years later	18,568	20,779	19,686	17,775	13,922	12,814	-	-	-	-	-
Six years later	20,723	21,970	20,206	18,970	15,493	-	-	-	-	-	-
Seven years later	21,649	22,564	21,231	20,297	-	-	-	-	-	-	-
Eight years later	22,077	23,453	22,373	-	-	-	-	-	-	-	-
Nine years later	22,800	24,426	-	-	-	-	-	-	-	-	-
Ten years later	23,491	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	23,675	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470
One year later	23,904	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	-
Two years later	24,106	24,134	23,217	21,555	20,533	18,248	19,120	19,044	20,975	-	-
Three years later	23,776	26,038	23,081	24,058	21,109	19,814	19,760	19,631	-	-	-
Four years later	25,067	25,711	25,590	24,587	22,547	20,384	20,425	-	-	-	-
Five years later	24,636	27,754	26,000	25,594	22,983	21,076	-	-	-	-	-
Six years later	26,338	28,078	26,625	26,023	23,603	-	-	-	-	-	-
Seven years later	26,537	28,437	27,009	26,585	-	-	-	-	-	-	-
Eight years later	26,770	28,705	27,541	-	-	-	-	-	-	-	-
Nine years later	26,997	29,211	-	-	-	-	-	-	-	-	-
Ten years later	27,317	-	-	-	-	-	-	-	-	-	-
Total net (deficiency)
redundancy	(3,642)	(5,887)	(6,782)	(7,408)	(5,657)	(5,847)	(2,988)	(2,109)	(719)	(220)	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	27,317	29,211	27,541	26,585	23,603	21,076	20,425	19,631	20,975	21,601	-
Re-estimated ceded
recoverable	7,221	7,939	10,283	11,047	16,487	15,846	14,257	13,112	10,505	8,230	-
Total gross re-estimated
reserves	34,538	37,150	37,824	37,632	40,090	36,922	34,682	32,743	31,480	29,831	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,367)	(2,125)	(1,549)	(1,485)	(713)	(712)	(71)	(17)	(7)	(6)	-
Environmental claims	(541)	(533)	(533)	(476)	(129)	(123)	(51)	(51)	(1)	(1)	-
Total asbestos and environmental	(2,908)	(2,658)	(2,082)	(1,961)	(842)	(835)	(122)	(68)	(8)	(7)	-
Other claims	(734)	(3,229)	(4,700)	(5,447)	(4,815)	(5,012)	(2,866)	(2,041)	(711)	(213)	-
Total net (deficiency)
redundancy	(3,642)	(5,887)	(6,782)	(7,408)	(5,657)	(5,847)	(2,988)	(2,109)	(719)	(220)	-

Item 1. Business
CNA Financial Corporation – (Continued)

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 as of December 31, 1999.
(b)
Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 $1,055 of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1,316.

Please read information relating to CNA’s property and casualty claim and claim adjustment expense reserves and reserve development set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included in Item 8.

Investments

Please read Item 7, MD&A – Investments and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements, included in Item 8.

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

There are approximately 2,300 individual companies that sell property and casualty insurance in the United States. CNA’s consolidated property and casualty subsidiaries ranked as the 13th largest property and casualty insurance organization and CNA is the seventh largest commercial insurance writer in the United States based upon 2006 statutory net written premiums.

Regulation:  The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Each state has established supervisory agencies with broad administrative powers relative to licensing insurers and agents, approving policy forms, establishing reserve requirements, fixing minimum interest rates for accumulation of surrender values and maximum interest rates of policy loans, prescribing the form and content of statutory financial reports and regulating solvency and the type, quality and amount of investments permitted. Such regulatory powers also extend to premium rate regulations, which require that rates not be excessive, inadequate or unfairly discriminatory. In addition to regulation of dividends by insurance subsidiaries, intercompany transfers of assets may be subject to prior notice or approval by the state insurance regulators, depending on the size of such transfers and payments in relation to the financial position of the insurance affiliates making the transfer or payment.

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

   Further, insurance companies are subject to state guaranty fund and other insurance-related assessments. Guaranty fund assessments are levied by the state departments of insurance to cover claims of insolvent insurers. Other insurance-related assessments are generally levied by state agencies to fund various organizations including disaster relief funds, rating bureaus, insurance departments, and workers’ compensation second injury funds, or by industry organizations that assist in the statistical analysis and ratemaking process.

   Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida and Texas in past years as well. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages

Item 1. Business
CNA Financial Corporation – (Continued)

continue to be proposed in state court actions or by legislatures. For example, some state legislatures are considering legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting and rating are expected to continue to be difficult in commercial lines, professional liability and some specialty coverages and therefore could materially adversely affect our results of operations and equity.

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal regulation of insurance; and various tax proposals affecting insurance companies.

In addition, CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2007 and 2006, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Properties:  The 333 S. Wabash Avenue building, located in Chicago, Illinois and owned by Continental Casualty Company (“CCC”), a wholly owned subsidiary of CNA, serves as the executive office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:

	Size
Location	(square feet)	Principal Usage

333 S. Wabash Avenue	904,990	Principal executive offices of CNA
Chicago, Illinois
401 Penn Street	171,406	Property and casualty insurance offices
Reading, Pennsylvania
2405 Lucien Way	147,815	Property and casualty insurance offices
Maitland, Florida
40 Wall Street	110,131	Property and casualty insurance offices
New York, New York
675 Placentia Avenue	78,655	Property and casualty insurance offices
Brea, California
600 N. Pearl Street	75,544	Property and casualty insurance offices
Dallas, Texas
4267 Meridian Parkway	70,004	Data Center
Aurora, Illinois
1249 South River Road	67,853	Property and casualty insurance offices
Cranbury, New Jersey
3175 Satellite Boulevard	48,696	Property and casualty insurance offices
Duluth, Georgia
405 Howard Street	47,195	Property and casualty insurance offices
San Francisco, California

CNA leases its office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building, and the Aurora, Illinois building, which are owned.

Item 1. Business

LORILLARD, INC.

Lorillard is engaged, through its subsidiaries, in the production and sale of cigarettes and is the third largest manufacturer of cigarettes in the United States. Newport, which is Lorillard’s flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States. In addition to the Newport brand, the Lorillard product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 44 different product offerings which vary in price, taste, flavor, length and packaging.  Lorillard’s major trademarks outside of the United States were sold in 1977. Newport accounted for approximately 91.8% of Lorillard’s sales volume in 2007.  Lorillard accounted for 22.2%, 21.8% and 23.0% of our consolidated total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Legislation and Regulation.  Lorillard’s business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales of tobacco products, restrictions on smoking in public places and fire safety standards. New legislation and regulations are proposed and reports have been published by government sponsored committees and others recommending additional regulation of tobacco products.

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

(1) “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and may Complicate Pregnancy.”

(2) “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health.”

(3) “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight.”

(4) “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”

This law also requires that each company that manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. This list of ingredients may be submitted in a manner that does not identify the company that uses the ingredients or the brand of cigarettes that contain the ingredients.

In addition, bills have been introduced in Congress, including those that would:

•	prohibit all tobacco advertising and promotion;

•	require new health warnings on cigarette packages and advertising;

•	authorize the establishment of various anti-smoking education programs;

•	provide that current federal law should not be construed to relieve any person of liability under common or state law;

•	permit state and local governments to restrict the sale and distribution of cigarettes;

•	direct the placement of advertising of tobacco products;

•	provide that cigarette advertising not be deductible as a business expense;

Item 1. Business
Lorillard, Inc. – (Continued)

•	prohibit the mailing of unsolicited samples of cigarettes and otherwise restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet;

•	impose an additional, or increase existing, excise taxes on cigarettes;

•	require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and

•	subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

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

Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers, including a bill granting the FDA authority to regulate tobacco products that was introduced in Congress in February of 2007. The bill, which is supported by Philip Morris and opposed by Lorillard, Reynolds American, Inc. (“RAI”) and most other cigarette manufacturers, was considered in hearings by Congressional committees in both houses of Congress during 2007, and one Senate committee has approved the bill with certain modifications. No further hearings have been scheduled in Congress at this time.

The proposed bill would:

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.

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

Item 1. Business
Lorillard, Inc. – (Continued)

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

In late 2002 Philip Morris, the largest U.S. manufacturer of cigarettes, filed a request for rulemaking petition with the Federal Trade Commission (“FTC”) seeking changes in the existing FTC regulatory scheme for measuring and reporting tar and nicotine to the federal government and for inclusion in cigarette advertising. The agency has received comments on these petitions but has taken no action.

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

The governmental entities that have published these reports have included the Surgeon General of the United States, first in 1986 and again in 2006. The 2006 report, for instance, concluded that there is no risk-free level of exposure to ETS. In 2000, the Department of Health and Human Services listed ETS as a known human carcinogen. In 1993, the U.S. Environmental Protection Agency (“EPA”) concluded that ETS is a human lung carcinogen in adults and causes respiratory effects in children.

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS could lead to the imposition of additional restrictions on public smoking, including bans.

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

A New York law which became effective in June of 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. Lorillard developed proprietary technology to comply with the standards and was compliant by the effective date. Since the passage of the New York law, an additional 21 states have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May of 2006 to January of 2010.

Other similar laws and regulations have been enacted or considered by other state and local governments. Lorillard cannot predict the impact which these regulations may have on its business, though if enacted, they could have a material adverse effect on Lorillard’s business and our financial position or results of operations in the future.

Excise Taxes and Assessments: Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. The federal excise tax on cigarettes is $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales were enacted in 10 states during 2007 and ranged from $0.20 per pack to $1.00 per pack. Proposals for additional increases in federal, state and local excise taxes continue to be considered. In 2007, the combined state and municipal taxes ranged from $0.07 to $3.66 per pack of cigarettes.

Item 1. Business
Lorillard, Inc. – (Continued)

A federal law enacted in October of 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 96.3% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. The law provides that payments will be based on shipments for domestic consumption.

Advertising and Marketing:  Newport is the only Lorillard brand that receives advertising and promotion support. The predominant form of promotion in the industry and for Lorillard consists of retail price reduction programs, such as discounting or lowering the price of a pack or carton of cigarettes in the retail store, and free pack with purchase promotions. These programs are developed, implemented and executed by Lorillard’s sales force through agreements with retail chain accounts and independent retailers.

Lorillard employs other promotion methods to communicate with its adult consumers as well as with adult smokers of competitive products. These promotional programs include the use of direct marketing communications, retail coupons, relationship marketing and promotional materials intended to be displayed at retail. Lorillard regularly reviews the results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, sales promotion costs in any particular fiscal period are not necessarily indicative of costs that may be realized in subsequent periods.

Advertising plays a relatively lesser role in Lorillard’s overall marketing strategy. Lorillard advertises Newport in a limited number of magazines that meet certain requirements regarding the age and composition of their readership.

Advertising of tobacco products through television and radio has been prohibited since 1971. In addition, on November 23, 1998, Lorillard and the three other largest cigarette manufacturers entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and certain other U.S. territories to settle certain health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by the four remaining states which together with the MSA are generally referred to as the “State Settlement Agreements.”  Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities including, among other things, restrictions:

•	prohibiting the targeting of youth in the advertising, promotion or marketing of tobacco products;

•	banning the use of cartoon characters in all tobacco advertising and promotion;

•
limiting each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

•	banning all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products;

•	banning tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions;

•	prohibiting the distribution of free samples of tobacco products except within adult-only facilities;

•	prohibiting payments for tobacco product placement in various media; and

•	banning gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

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

Item 1. Business
Lorillard, Inc. – (Continued)

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

Customers and Distribution:  Lorillard sells its products primarily to wholesale distributors, who in turn service retail outlets, chain store organizations, and government agencies, including the U.S. Armed Forces. Upon completion of the manufacturing process, Lorillard ships cigarettes to public distribution warehouse facilities for rapid order fulfillment to wholesalers and other direct buying customers. Lorillard retains a portion of its manufactured cigarettes at its Greensboro central distribution center and Greensboro cold storage facility for future finished goods replenishment.

As of December 31, 2007, Lorillard had approximately 600 direct buying customers servicing more than 400,000 retail accounts. Lorillard does not sell cigarettes directly to consumers. During 2007, 2006 and 2005, sales made by Lorillard to the McLane Company, Inc. comprised 24%, 23% and 21%, respectively, of Lorillard’s revenues. No other customer accounted for more than 10% of 2007, 2006 or 2005 sales. Lorillard does not have any backlog orders.

Most of Lorillard’s customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. Lorillard does not ship products directly to retail stores. Approximately 90% of Lorillard’s customers purchase cigarettes using electronic funds transfer, which provides immediate payment to Lorillard.

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

Lorillard stores its tobacco in 29 storage warehouses on its 130 acre Danville, Virginia facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Because of the aging requirements for tobacco, Lorillard maintains large quantities of leaf tobacco at all times. Lorillard believes its current tobacco supplies are adequately balanced for its present production requirements. If necessary, Lorillard can purchase aged tobacco in the open market to supplement existing inventories.

Lorillard produces cigarettes at its Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 185 million cigarettes per day and approximately 43 billion cigarettes per year. Through various automated systems and sensors, Lorillard actively monitors all phases of production to promote quality and compliance with applicable regulations.

Research and Development:  Lorillard’s research and development team evaluates new products and line extensions and assesses new technologies and scientific advancements to respond to marketplace demands and developing regulatory requirements. Current tobacco-related research activities include: analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients, analysis of mainstream and sidestream smoke, and modification of cigarette design.

Properties:  Lorillard’s manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 942,600 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility

Item 1. Business
Lorillard, Inc. – (Continued)

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

Lorillard’s principal properties are owned in fee. With minor exceptions, Lorillard owns all of the machinery it uses. Lorillard believes that its properties and machinery are in generally good condition. Lorillard leases sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 20 public distributing warehouses located throughout the United States.

Competition:  The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste.

Lorillard’s principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RAI. Lorillard also competes with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. Lorillard believes its ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to Lorillard’s brands. As a result, in some retail locations Lorillard is limited in competitively supporting its promotional programs, which may constrain sales.

Please read Item 7, MD&A – Results of Operations – Lorillard for information regarding the business environment, including selected market share data for Lorillard.

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 44 offshore rigs and also has two premium jack-up drilling rigs, the Ocean Scepter and the Ocean Shield, currently under construction. Diamond Offshore accounted for 14.2%, 11.9% and 8.2% of our consolidated total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Diamond Offshore owns and operates 30 semisubmersible rigs, consisting of 10 high specification and 20 intermediate rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersible rigs can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Three semisubmersible rigs in Diamond Offshore’s fleet have this capability.

Diamond Offshore’s high specification semisubmersible rigs are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. As of January 28, 2008, eight of the ten high specification semisubmersible rigs were located in the U.S. Gulf of Mexico (“GOM”), while the remaining two rigs were located offshore Brazil and Malaysia.

Diamond Offshore’s intermediate semisubmersible rigs generally work in maximum water depths up to 4,000 feet. As of January 28, 2008, Diamond Offshore had 19 intermediate semisubmersible rigs drilling offshore or undergoing contract preparation activities in various offshore locations around the world. Two of these intermediate semisubmersible rigs were located in the GOM; three were located offshore Mexico; four were located in the North Sea, three were located offshore Australia, four were located offshore Brazil and one each was located offshore Egypt, Indonesia and Trinidad and Tobago.

Diamond Offshore’s remaining intermediate semisubmersible, the Ocean Monarch, is currently in Singapore where construction activities are underway to upgrade this rig to a high specification unit. In 2006, Diamond Offshore began

Item 1. Business
Diamond Offshore Drilling, Inc. – (Continued)

the major upgrade of the Ocean Monarch, a Victory-class semisubmersible that was acquired in August 2005 for $20 million. The modernized rig is being designed to operate in up to 10,000 feet of water in a moored configuration for an estimated cost of approximately $305 million. Through December 31, 2007, Diamond Offshore had spent $181 million related to this project. The Ocean Monarch is expected to be ready for deepwater service in the fourth quarter of 2008. The rig will then return to the GOM where it is expected to begin operating under contract in early 2009.

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

As of January 28, 2008, seven of Diamond Offshore’s 13 jack-up rigs were located in the GOM. Four of those rigs are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Of Diamond Offshore’s six remaining jack-up rigs, all of which are independent-leg cantilevered units, two were located offshore Mexico, one was located offshore Indonesia, one was located offshore Egypt, one was located offshore Croatia and the other rig was located offshore Qatar.

In addition, Diamond Offshore has two high performance premium jack-up rigs currently under construction. The two new drilling units, the Ocean Scepter and the Ocean Shield, are being constructed in Brownsville, Texas and Singapore, respectively, at an aggregate expected cost of approximately $320 million, including drill pipe and capitalized interest, of which $249 million had been spent through December 31, 2007. Each new-build jack-up rig will be equipped with a 70-foot cantilever package, be capable of drilling depths of up to 35,000 feet and have a hook load capacity of two million pounds. Diamond Offshore expects delivery of both of these units during the second quarter of 2008. The Ocean Shield is expected to begin working under a one year contract offshore Australia beginning in the second quarter of 2008.

Diamond Offshore has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 28, 2008. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs.

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

Item 1. Business
Diamond Offshore Drilling, Inc. – (Continued)

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

Customers:  Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2007, Diamond Offshore performed services for 49 different customers, none of which accounted for 10.0% or more of Diamond Offshore’s annual total consolidated revenues. During 2006, Diamond Offshore performed services for 51 different customers with Anadarko Petroleum Corporation (which acquired Kerr-McGee Oil & Gas Corporation, (“Kerr-McGee”), in mid – 2006) and Petroleo Brasileiro S.A., (“Petrobras”), accounting for 10.6% and 10.4% of Diamond Offshore’s annual total consolidated revenues, respectively. During 2005, Diamond Offshore performed services for 53 different customers with Petrobras and Kerr-McGee accounting for 10.7% and 10.3% of Diamond Offshore’s annual total consolidated revenues, respectively.

Competition:  The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Mergers among oil and gas exploration and production companies have reduced the number of available customers. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors.

Significant new rig construction and upgrades of existing drilling units could also intensify price competition. Diamond Offshore believes that as of the date of this report there are currently 150 jack-up rigs and floaters (semisubmersible rigs and drillships) on order and scheduled for delivery between 2008 and 2011. Improvements in dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs. At the same time, anticipated shortages of sufficient rig capacity to meet future requirements on the part of the operators may cause the operators to contract for additional new build equipment. The resulting increases in rig supply could result in depressed rig utilization and greater price competition from both existing competitors, as well as new entrants into the offshore drilling market. As of the date of this report, not all of the rigs currently under construction have contracted for future work, which may further intensify price competition as scheduled delivery dates occur. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.

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

Item 1. Business
Diamond Offshore Drilling, Inc. – (Continued)

Operations Outside the United States:  Diamond Offshore’s operations outside the United States accounted for approximately 50.0%, 43.0% and 45.0% of Diamond Offshore’s total consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Properties:  Diamond Offshore owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where Diamond Offshore has its corporate headquarters, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, The Netherlands, Malaysia, Qatar, Singapore, Egypt, Trinidad and Tobago and Mexico to support its offshore drilling operations.

HIGHMOUNT EXPLORATION & PRODUCTION LLC

On July 31, 2007, HighMount acquired certain exploration and production assets, and assumed certain related obligations from subsidiaries of Dominion Resources, Inc. (“Dominion”) for $4.0 billion, subject to adjustment. HighMount accounted for 1.7% of our consolidated total revenue for the year ended December 31, 2007.

We use the following terms throughout this discussion of HighMount’s business, with “equivalent” volumes computed with oil and natural gas liquid (“NGL”) quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent
MMBtu	-	Million British thermal units
MMcf	-	Million cubic feet (of natural gas)
MMcfe	-	Million cubic feet of natural gas equivalent
Proved reserves	-
Estimated quantities of natural gas, NGLs and oil which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions

Proved developed reserves	-	Proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods
Proved undeveloped reserves	-	Proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required
Tcf	-	Trillion cubic feet (of natural gas)
Tcfe	-	Trillion cubic feet of natural gas equivalent

In addition, as used in this discussion of HighMount’s business, “gross wells” refers to the total number of wells in which HighMount owns a working interest and “net wells” refers to the sum of each of the gross wells multiplied by the percentage working interest owned by HighMount in  such well.  “Gross acres” refers to the total number of acres with respect to which HighMount owns or leases an interest and “net acres” is the sum of each unit of gross acres covered by a lease or other arrangement multiplied by Highmount’s percentage mineral interest in such gross acreage.

HighMount is engaged in the exploration, production and marketing of natural gas, NGLs (predominantly ethane and propane) and, to a small extent, oil, primarily in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama. HighMount holds interests in developed and undeveloped acreage, wellbores and well facilities, which generally take the form of working interests in leases that have varying terms. HighMount’s interests in these properties are, in many cases, held jointly with third parties and may be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements with other parties as is customary in the oil and gas industry. HighMount also owns or has interests in gathering systems which transport natural gas and NGLs, principally from its producing wells, to processing plants and pipelines owned by third parties.

Item 1. Business
HighMount Exploration & Production LLC – (Continued)

   As of December 31, 2007, HighMount owned 2.5 Tcfe of net proved reserves. HighMount produced approximately 286 MMcfe per day of natural gas, NGLs and oil during 2007. HighMount’s estimated total proved reserves consist of 1.9 Tcf of natural gas, 90.6 MMBbl of NGLs, and 5.7 MMBbl of oil and condensate, of which 73% were classified as proved developed. HighMount holds leasehold or drilling rights in 1.1 million net acres, of which 0.7 million (or 61%) is developed acreage and the balance is held for future exploration and development drilling opportunities. HighMount participated in the drilling of 242 wells during 2007, of which 236 (or 98%) are productive wells.

Reserves:  HighMount’s net proved reserves disclosed in this report represent its share of proved reserves based on its net revenue interest in each property. Estimated proved reserves as of December 31, 2007 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers and reviewed by Ryder Scott Company, L.P., HighMount’s independent consulting petroleum engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines.

The following table sets forth HighMount’s proved reserves at December 31, 2007, based on prevailing prices as of that date of $6.80 per MMBtu for natural gas, $62.16 per Bbl for NGLs and $96.00 per Bbl for oil.

				Natural Gas
	Natural Gas	NGLs	Oil	Equivalents
	(MMcf)	(Bbls)	(Bbls)	(MMcfe)

Permian Basin	1,510,332	90,585,600	5,642,000	2,087,698
Antrim Shale	259,516		54,300	259,842
Black Warrior Basin	126,312			126,312
Total	1,896,160	90,585,600	5,696,300	2,473,852

HighMount’s properties typically have relatively long reserve lives, high well completion success rates and predictable production profiles. Based on December 31, 2007 proved reserves and HighMount’s average production from these properties during 2007, the average reserve-to-production index of HighMount’s proved reserves is 21 years.

In order to replenish reserves as they are depleted by production, and to increase reserves, HighMount further develops its existing acreage by drilling new wells and, where available, employing new technologies and drilling strategies designed to enhance production from existing wells. Highmount seeks to opportunistically acquire additional acreage in the Permian Basin, Antrim Shale and Black Warrior Basin, as well as other locations where its management has identified an opportunity.

During 2007, HighMount engaged in the following drilling activity:

	Natural Gas Wells Drilled
	Gross	Net

Permian Basin	202	197.2
Antrim Shale	5	3.7
Black Warrior Basin	35	24.5
Total	242	225.4

As of December 31, 2007, 19 gross (16.9 net) wells were in the process of being drilled, including wells temporarily suspended. All wells drilled during 2007 were development wells.

Item 1. Business
HighMount Exploration & Production LLC – (Continued)

Acreage:  As of December 31, 2007, HighMount owned interests in developed and undeveloped acreage in the locations set forth in the table below:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Permian Basin	614,306	466,318	318,887	155,630	933,193	621,948
Antrim Shale	241,599	111,350	8,262	1,778	249,861	113,128
Black Warrior Basin	102,219	75,170	413,796	252,868	516,015	328,038
Total	958,124	652,838	740,945	410,276	1,699,069	1,063,114

Production and Sales:  HighMount’s production volumes for 2007 are as follows:

				Natural Gas
	Natural Gas	NGLs	Oil	Equivalents
	(MMcf)	(Bbls)	(Bbls)	(MMcfe)

Permian Basin	28,195	1,512,852	110,973	37,938
Antrim Shale	3,599	25	2,969	3,617
Black Warrior Basin	2,214		72	2,214
Total	34,008	1,512,877	114,014	43,769

Average daily production	222	9,888	745	286

HighMount’s average realized prices for 2007 are as follows:

	Natural Gas	NGLs	Oil
	(per Mcf)	(per Bbl)	(per Bbl)

Average realized price, including hedging activity	$6.00	$46.41	N/A

Average realized price, without hedging activity	$5.95	$51.02	$83.37

The average production (lifting) cost per Mcfe of natural gas and NGL sold (as calculated per SEC guidelines) during 2007 was $1.44.

HighMount utilizes its own marketing and sales personnel to market the natural gas and NGLs that it produces to large energy companies and intrastate pipelines and gathering companies. Production is typically sold and delivered directly to a pipeline at liquid pooling points or at the tailgates of various processing plants, where it then enters a pipeline system. Permian Basin sales prices are primarily at a Houston Ship Channel Index, Antrim sales are at a MichCon Index and Black Warrior sales are at a Southern Natural Gas Pipeline Index.

To manage the risk of fluctuations in prevailing commodity prices, HighMount enters into commodity and basis forward agreements. In the future, HighMount may enter into other price risk management instruments to hedge pricing risk on a portion of its projected production.

Wells:  As of December 31, 2007, HighMount had an interest in the following wells:

	Natural Gas Wells
	Gross	Net

Permian Basin	5,664	5,425
Antrim Shale	1,740	905
Black Warrior Basin	1,289	1,064
Total	8,693	7,394

Item 1. Business
HighMount Exploration & Production LLC – (Continued)

Wells located in the Permian Basin have a typical well depth in the range of 6,000 to 9,000 feet, while wells located in the Antrim Shale and the Black Warrior Basin have typical well depths of 1,200 feet and 2,000 feet, respectively.

Competition:  HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well completion services. HighMount also competes in the marketing of produced natural gas and NGLs. Some of HighMount’s competitors have substantially larger financial and other resources than HighMount. Factors that affect HighMount’s ability to acquire producing properties include available funds, available information about the property and standards established by HighMount for minimum projected return on investment. Competition for sales of natural gas and NGLs is also presented by alternative fuel sources, including heating oil, imported liquefied natural gas and other fossil fuels.

Regulation:  All of HighMount’s operations are conducted onshore in the United States. The U.S. oil and gas industry, and HighMount’s operations, are subject to regulation at the federal, state and local level. Such regulation includes requirements with respect to, among other things: permits to drill and to conduct other operations; provision of financial assurances (such as bonds) covering drilling and well operations; the location of wells; the method of drilling and completing wells; the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; the marketing, transportation and reporting of production; and the valuation and payment of royalties; the size of drilling and spacing units (regarding the density of wells which may be drilled in a particular area); the unitization or pooling of properties; maximum rates of production from wells; venting or flaring of natural gas and the ratability of production.

The Federal Energy Policy Act of 2005 amended the Natural Gas Act to prohibit natural gas market manipulation by any entity, directed the Federal Energy Regulatory Commission (“FERC”) to facilitate market transparency in the sale or transportation of physical natural gas and significantly increased the penalties for violations of the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978, or FERC regulations or orders thereunder. In addition, HighMount owns and operates gas gathering lines and related facilities which are regulated by the U.S. Department of Transportation (“DOT”) and state agencies with respect to safety and operating conditions.

HighMount’s operations are also subject to federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants, and the protection of public health, natural resources, wildlife and the environment. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. In addition, HighMount’s operations may require it to obtain permits for, among other things, air emissions, discharges into surface waters, and the construction and operation of underground injection wells or surface pits to dispose of produced saltwater and other non-hazardous oilfield wastes. HighMount could be required, without regard to fault or the legality of the original disposal, to remove or remediate previously disposed wastes, to suspend or cease operations in contaminated areas or to perform remedial well plugging operations or cleanups to prevent future contamination.

Properties:  In addition to its interests in oil and gas producing properties, HighMount leases an aggregate of approximately 116,000 square feet of office space in three locations in Houston, Texas, which includes its corporate headquarters, and approximately 100,000 square feet of office space in Oklahoma City, Oklahoma and Traverse City, Michigan which is used in its operations. HighMount also leases other surface rights and office, warehouse and storage facilities necessary to operate its business.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline accounted for 3.7%, 3.5% and 3.6% of our consolidated total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

As of February 15, 2008, we owned approximately 70% of Boardwalk Pipeline, comprised of 53,256,122 common units, 33,093,878 subordinated units and a 2% general partner interest. A wholly owned subsidiary of ours is the general

Item 1. Business
Boardwalk Pipeline Partners, LP – (Continued)

partner and holds all of Boardwalk Pipeline’s incentive distribution rights, which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates two interstate natural gas pipeline systems, with approximately 13,550 miles of pipeline, directly serving customers in 11 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2007, its pipeline systems transported approximately 1.3 trillion cubic feet (“Tcf”) of gas. Average daily throughput on its pipeline systems during 2007 was approximately 3.6 billion cubic feet (“Bcf”). Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate working gas capacity of approximately 155.0 Bcf.

As discussed below, Boardwalk is currently undertaking several significant pipeline and storage expansion projects.

Boardwalk Pipeline conducts all of its operations through two subsidiaries:

•
Gulf South Pipeline Company, L.P. (“Gulf South”) operates approximately 7,700 miles of natural gas pipeline, located in Texas, Louisiana, Mississippi, Alabama and Florida having a peak-day delivery capacity of approximately 4.5 Bcf per day, and two natural gas storage fields located in Louisiana and Mississippi with aggregate designated working gas capacity of approximately 83.0 Bcf.

•
Texas Gas Transmission LLC (“Texas Gas”) operates approximately 5,850 miles of natural gas pipeline located in Louisiana, Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Ohio, and Illinois having a peak-day delivery capacity of approximately 3.8 Bcf per day, and nine natural gas storage fields located in Indiana and Kentucky with aggregate designated working gas capacity of approximately 72.0 Bcf.

Boardwalk Pipeline transports and stores natural gas for a broad mix of customers, including local distribution companies (“LDC”s), municipalities, interstate and intrastate pipelines, direct industrial users, electric power generation plants, marketers and producers.

Seasonality:  Boardwalk Pipeline’s revenues are seasonal in nature and are affected by weather and natural gas price volatility. Weather impacts natural gas demand for power generation and heating purposes, which in turn influences the value of transportation and storage across its pipeline systems. Colder than normal winters or warmer than normal summers typically result in increased pipeline transportation revenues. Natural gas prices are also volatile, influencing drilling and production which can affect revenues from Boardwalk Pipeline’s storage and parking and lending (“PAL”) services. Peak demand for natural gas occurs during the winter months, caused by the heating load. During 2007, approximately 55.7% of Boardwalk Pipeline’s total operating revenues were recognized in the first and fourth calendar quarters.

Regulation:  The FERC regulates pipelines under the NGA and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and the financial accounting of certain regulated pipeline companies. Gulf South is permitted to charge market-based storage rates pursuant to authority granted by the FERC. Boardwalk Pipeline is also regulated by the DOT with regard to safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

Where required, Texas Gas and Gulf South hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services. The FERC also prescribes accounting treatment for items for regulatory purposes and may periodically audit the books and records of Texas Gas and Gulf South.

The maximum rates that may be charged by Boardwalk Pipeline for gas transportation and, in the case of Texas Gas, for storage services, are established through the FERC cost-of-service rate-making process. Key determinants in the cost-of-service rate-making process are the costs of providing service, the allowed rate of return on capital investments, throughput assumptions, the allocation of costs and the rate design. The allowed rate of return must be approved by the FERC in each rate case. Texas Gas is prohibited from placing new rates into effect prior to November 1, 2010, and neither of Boardwalk Pipeline’s operating subsidiaries has any obligation to file a new rate case.

Item 1. Business
Boardwalk Pipeline Partners, LP – (Continued)

Boardwalk Pipeline’s operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment.

Competition:  Boardwalk Pipeline competes with numerous intrastate and interstate pipelines throughout its service territory to provide transportation and storage services for its customers. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines and several new pipeline projects that are under way, including the Rockies Express Pipeline that will transport natural gas from northern Colorado to eastern Ohio; the Heartland Gas Pipeline currently in operation in Indiana; the proposed Mid-Continent Express pipeline that would transport gas from Texas to Alabama; and the Southeast Header Supply System that is currently being constructed and would transport gas from Perryville, Louisiana to markets in Florida. The principal elements of competition among pipelines are rates, terms of service, access to supply and flexibility and reliability of service. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s services, particularly on its Texas Gas system.

Boardwalk Pipeline’s business is, in part, dependent on the volumes of natural gas consumed in the United States. Boardwalk Pipeline’s competitors attempt to attract new supply to their pipelines, including those that are currently connected to markets served by Boardwalk Pipeline. Boardwalk Pipeline competes with these entities to maintain current business levels and to serve new demand and markets. In addition, natural gas competes with other forms of energy available to its customers, including electricity, coal and fuel oils.

Expansion Projects

East Texas to Mississippi Expansion:  In June of 2007, the FERC granted Boardwalk Pipeline the authority to construct, own and operate a pipeline expansion consisting of approximately 242 miles of 42-inch pipeline from DeSoto Parish in western Louisiana to near Harrisville, Mississippi and approximately 110,000 horsepower of new compression, having approximately 1.7 Bcf of new peak-day transmission capacity. Customers have contracted at fixed rates for 1.4 Bcf per day of firm transportation capacity on a long term basis (with a weighted average term of approximately 6.8 years) from Carthage, Texas, which represents substantially all of the normal operating capacity. The pipeline facilities from Keatchie, Louisiana in DeSoto Parish to interconnects with Texas Gas near Bosco, Louisiana, and Columbia Gulf Transmission pipeline at Delhi, Louisiana began flowing gas on December 31, 2007. The remaining pipeline facilities from Delhi, Louisiana to Harrisville, Mississippi began flowing gas during January of 2008. Boardwalk Pipeline is in the process of commissioning the remaining compression facilities associated with this project, which it expects to complete during the second quarter of 2008.

Gulf Crossing Project:  Boardwalk Pipeline is pursuing construction of a new interstate pipeline that will begin near Sherman, Texas and proceed to the Perryville, Louisiana area. The project will be owned by Boardwalk Pipeline’s newly formed interstate pipeline subsidiary, Gulf Crossing Pipeline Company, LLC (“Gulf Crossing”), and will consist of approximately 357 miles of 42-inch pipeline having up to approximately 1.7 Bcf of peak-day transmission capacity. Additionally, Gulf Crossing has entered into, subject to regulatory approval: (i) an operating lease for up to 1.4 Bcf per day of capacity on the Gulf South pipeline system (including capacity on the Southeast Expansion and capacity on a portion of the East Texas to Mississippi Expansion) to make deliveries to an interconnect with Transcontinental Pipe Line Company (“Transco”) in Choctaw County, Alabama (“Transco 85”); and (ii) an operating lease with Enogex, a third party intrastate pipeline, which will bring certain gas supplies to its system. Customers have contracted at fixed rates for 1.1 Bcf per day of long term firm transportation capacity (with a weighted average term of approximately 9.5 years). The certificate application for this project was filed with the FERC on June 19, 2007, and Boardwalk Pipeline expects this project to be in service during the first quarter of 2009.

Southeast Expansion:  In September of 2007, FERC granted Boardwalk Pipeline the authority to construct, own and operate a pipeline expansion originating near Harrisville, Mississippi and extending to an interconnect with Transco 85. This expansion will initially consist of approximately 112 miles of 42-inch pipeline having approximately 1.2 Bcf of peak-day transmission capacity. To accommodate volumes expected to come from the Gulf Crossing leased capacity discussed above, this project will be expanded to 2.2 Bcf of peak-day transmission capacity. In addition, FERC approved Boardwalk Pipeline’s 260 MMcf per day operating lease with Destin Pipeline Company which will provide Boardwalk Pipeline enhanced access to markets in Florida. Customers have contracted at fixed rates for 660 MMcf

Item 1. Business
Boardwalk Pipeline Partners, LP – (Continued)

per day of firm transportation capacity on a long term basis (with a weighted-average term of 8.7 years), in addition to the capacity leased to Gulf Crossing discussed above. Construction has commenced and Boardwalk Pipeline expects this project to be in service during the second quarter of 2008.

Fayetteville and Greenville Laterals:  Boardwalk Pipeline is pursuing the construction of two laterals connected to its Texas Gas pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by Boardwalk Pipeline’s existing interstate pipelines. The Fayetteville Lateral will originate in Conway County, Arkansas and proceed southeast through the Bald Knob, Arkansas, area to an interconnect with the Texas Gas mainline in Coahoma County, Mississippi and consist of approximately 165 miles of 36-inch pipeline with an initial design of approximately 0.8 Bcf of peak-day transmission capacity. The Greenville Lateral will originate at the Texas Gas mainline near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi, area consisting of approximately 95 miles of pipeline with an initial design capacity of approximately 0.8 Bcf of peak-day transmission capacity. The Greenville Lateral will allow customers to access additional markets, primarily in the Midwest, Northeast and Southeast. Customers have contracted at fixed rates for 575 MMcf per day of initial capacity, with options for additional capacity that, if exercised, could add 325 MMcf per day of capacity.  The certificate application for this project was filed with the FERC on July 11, 2007. Boardwalk Pipeline expects the first 60 miles of the Fayetteville Lateral to be in service during the third quarter of 2008 and the remainder of the Fayetteville and Greenville Laterals to be in service during the first quarter of 2009.

Pipeline Expansion Project Costs and Timing:  Boardwalk Pipeline currently estimates that the total cost of the pipeline expansion projects discussed above will be approximately $4.5 billion, of which approximately $2.0 billion was spent or committed to material that was on order as of December 31, 2007. These estimated costs assume that Boardwalk Pipeline will receive the necessary regulatory approvals to commence construction by June 1, 2008 on Gulf Crossing and the Fayetteville and Greenville Laterals and that Boardwalk Pipeline will receive the regulatory approvals to operate the pipelines on certain of its projects at higher pressures, which will allow Boardwalk Pipeline to utilize a higher percentage of the pipeline capacity. Delays in receipt of any of these approvals will result in higher costs and additional delays in the expected in-service dates, which would also result in delays of revenues Boardwalk Pipeline would have received had these delays not occurred, and in certain instances will result in the payment of penalties to certain customers.

The increase in estimated total costs and delays reflects, among other things, higher costs due to scope changes, adverse weather conditions, delays in the receipt of regulatory approvals, and the effects of the strong demand for and limited supply of qualified contractors, labor and materials and equipment which has occurred as a result of the number of large, complex pipeline construction projects being constructed in 2007 and 2008. These difficult market conditions have resulted in higher contractor costs, higher costs for labor, materials, construction equipment and other equipment and parts, as well as shortages of skilled labor. These conditions are expected to persist and it is possible that they could result in further cost increases and delays.

   Western Kentucky Storage Expansion Phase II:  In December of 2006, the FERC issued a certificate approving the Phase II storage expansion project which expanded the working gas capacity in Boardwalk Pipeline’s western Kentucky storage complex by approximately 9.0 Bcf. This project is supported by binding commitments from customers to contract on a long term basis (with a weighted-average term of 8.3 years) for the full additional capacity at the Texas Gas maximum applicable rate. The project was placed in service in November of 2007.

Western Kentucky Storage Expansion Phase III:  Boardwalk Pipeline has signed 10 year precedent agreements for 5.1 Bcf of storage capacity for its Phase III storage project. The certificate application for this project was filed with the FERC on June 25, 2007, seeking approval to develop up to 8.3 Bcf of new storage capacity if Texas Gas is granted market-based rate authority for the new storage capacity being proposed. The cost of this project will be dependent on the ultimate size of the expansion. Boardwalk Pipeline expects 5.4 Bcf of storage capacity to be in service in 2008.

Magnolia Storage Facility:  Boardwalk Pipeline was developing a salt dome storage cavern near Napoleonville, Louisiana. Operational tests, which were completed in July of 2007, indicated that due to geological and other anomalies that could not be corrected, Boardwalk Pipeline will be unable to place the cavern in service as expected. As a result, Boardwalk Pipeline has elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed.

Item 1. Business
Boardwalk Pipeline Partners, LP – (Continued)

Properties:  Boardwalk Pipeline and Gulf South are headquartered in approximately 103,000 square feet of leased office space located in Houston, Texas. Texas Gas has its headquarters in approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that it owns. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. A substantial portion of these systems is constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 18 hotels. Loews Hotels accounted for 2.1%, 2.1% and 2.2% of our consolidated total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

	Number of
Name and Location	Rooms	Owned, Leased or Managed

Loews Annapolis Hotel	220	Owned
Annapolis, Maryland
Loews Coronado Bay Resort	440	Land lease expiring 2034
San Diego, California
Loews Denver Hotel	185	Owned
Denver, Colorado
Don CeSar Beach Resort, a Loews Hotel	347	Management contract (a)(b)
St. Pete Beach, Florida
Hard Rock Hotel,	650	Management contract (c)
at Universal Orlando
Orlando, Florida
Loews Lake Las Vegas Resort	493	Management contract (d)
Henderson, Nevada
Loews Le Concorde Hotel	405	Land lease expiring 2069
Quebec City, Canada
Loews Miami Beach Hotel	790	Owned
Miami Beach, Florida
Loews New Orleans Hotel	285	Management contract expiring 2018 (a)
New Orleans, Louisiana
Loews Philadelphia Hotel	585	Owned
Philadelphia, Pennsylvania
The Madison, a Loews Hotel	353	Management contract expiring 2021 (a)
Washington, D.C.
Loews Portofino Bay Hotel,	750	Management contract (c)
at Universal Orlando
Orlando, Florida
Loews Regency Hotel	350	Land lease expiring 2013, with renewal option
New York, New York		for 47 years
Loews Royal Pacific Resort	1,000	Management contract (c)
at Universal Orlando
Orlando, Florida
Loews Santa Monica Beach Hotel	340	Management contract expiring 2018, with
Santa Monica, California		renewal option for 5 years (a)
Loews Vanderbilt Hotel	340	Owned
Nashville, Tennessee
Loews Ventana Canyon Resort	400	Management contract expiring 2019 (a)
Tucson, Arizona
Loews Hotel Vogue	140	Owned
Montreal, Canada

(a)	These management contracts are subject to termination rights.
(b)	A Loews Hotels subsidiary is a 20% owner of the hotel, which is being operated by Loews Hotels pursuant to a management contract.

Item 1. Business
Loews Hotels Holding Corporation – (Continued)

(c)
A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are constructed on land leased by the joint venture from the resort’s owners and are being operated by Loews Hotels pursuant to a management contract.

(d)	Owned by the Hotel JV described below.

Loews Hotels has a 25% interest in a joint venture (the “Hotel JV”) with a single investor, pursuant to which they will, subject to their respective approval rights set forth in the joint venture agreement, co-invest up to $300 million, of which Loews Hotels has committed $75 million and the investor has committed $225 million, for the acquisition and development of hotels and resorts to be operated by Loews Hotels. In August of 2007, the Hotel JV entered into an agreement to purchase, when completed, a hotel property currently being constructed as part of a mixed use development project in midtown Atlanta. Loews Hotels expects to open the hotel in 2010.

The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $234 million at December 31, 2007 with interest rates ranging from 4.5% to 6.3%, and maturing between 2009 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $9 million for the year ended December 31, 2007.

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

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 21,700 persons at December 31, 2007. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 9,400 persons.

Lorillard employed approximately 2,800 persons, approximately 1,000 of whom are represented by labor unions covered by three collective bargaining agreements.

Diamond Offshore employed approximately 5,400 persons, including international crew personnel furnished through independent labor contractors.

HighMount employed approximately 500 persons.

Boardwalk Pipeline employed approximately 1,100 persons, approximately 85 of whom are covered by a collective bargaining agreement.

Loews Hotels employed approximately 2,200 persons, approximately 720 of whom are union members covered under collective bargaining agreements.

AVAILABLE INFORMATION

Our website address is www.loews.com. We make available, free of charge, through the website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Nominating and Governance Committee charter have also been posted and are available on our website.

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

Our recent acquisition of HighMount creates risks and uncertainties.

On July 31, 2007, HighMount acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion for approximately $4.0 billion. As with any acquisition, our acquisition of HighMount involves potential risks, including, among other things:

•	variations from assumptions about the amount of recoverable reserves, production volumes, revenues and costs and the future price of natural gas and NGLs;

•	an inability to successfully integrate the business;

•	difficulty in hiring, training or retaining qualified personnel to manage and operate the business;

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

Item 1A.  Risk Factors

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

Risks Related to the Separation

We will face different risks after the Separation.

If the Separation is consummated, we will have a different operational and financial profile than before the Separation. We will no longer own any of the outstanding stock of Lorillard, our balance sheet will no longer reflect the assets and liabilities of Lorillard and our income statement and statement of cash flows will no longer reflect Lorillard’s operations. We expect that our total market capitalization will decrease following the Separation. In addition, because we will no longer be entitled to receipt of dividends from Lorillard, our ability to pay dividends and to finance capital expenditures, working capital and acquisitions may be adversely affected.

We could have liability for tobacco-related lawsuits after the Separation.

As a result of our ownership of Lorillard, from time to time we have been named as a defendant in tobacco-related lawsuits. We are currently a defendant in four such lawsuits and could be named as a defendant in additional tobacco-related suits, even after the consummation of the Separation. In the Separation Agreement which is to be entered into between us and Lorillard at or prior to the time of the Separation, Lorillard and each of its subsidiaries will agree to indemnify us for liabilities related to Lorillard’s tobacco business, including liabilities that we may incur for tobacco-related litigation against us. An adverse decision in a tobacco-related lawsuit against us could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to us thereunder are not collectible, in whole or in part, have a material adverse effect on our financial condition, results of operations and equity.

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

Item 1A.  Risk Factors

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

Holders of our common stock have significantly greater voting power than holders of our Carolina Group stock with respect to any matter as to which all of our common shares vote together as one class.

Each share of our common stock has one vote. Each share of Carolina Group stock is entitled to 3/10 of a vote, which is disproportionately less than the economic interest represented by each share of Carolina Group stock. When a vote is taken on any matter as to which all of our common shares are voting together as one class, holders of our common stock will have significantly greater voting power than holders of Carolina Group stock. As of February 15, 2008, holders of our common stock controlled approximately 94.2% of our combined voting power and holders of Carolina Group stock controlled approximately 5.8% of our combined voting power. The voting power of Carolina Group stock is subject to adjustment for stock splits, stock dividends and combinations with respect to either class of stock.

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

Item 1A.  Risk Factors

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

Our board of directors may, at any time until the 90th day after the disposition of 80% of the assets attributed to the Carolina Group, redeem all outstanding shares of Carolina Group stock for either (1) cash in an amount equal to 120% of the average market price per share of Carolina Group stock or (2) our common stock having a value equal to 115% of the ratio of the average market price per share of Carolina Group stock to the average market price per share of our common stock. In each case, the average market price would be determined over a specific 20 trading day period. A decision to redeem the Carolina Group stock could be made at a time when either or both of our common stock and Carolina Group stock may be considered to be overvalued or undervalued. In addition, a redemption would preclude holders of Carolina Group stock from retaining their investment in a security intended to reflect separately the economic performance of the Carolina Group. It would also give holders of shares of converted Carolina Group stock an amount of consideration that may be less than the amount of consideration a third party buyer pays or would pay for all or substantially all of the net assets attributed to the Carolina Group.

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

Item 1A.  Risk Factors

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

Our directors and officers own shares of our common stock and have been awarded stock options with respect to shares of our common stock. As of February 15, 2008 our directors and executive officers beneficially owned approximately 30.5 million shares of our common stock and no shares of Carolina Group stock, which represents approximately 5.4% of our combined voting power. Accordingly, our directors and officers could have an economic incentive to favor the Loews Group over the Carolina Group.

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

If 80% or more of the assets attributed to the Carolina Group are sold, we may take one of the following actions, and if we receive any net proceeds from the sale and determine not to retain all of such proceeds as tobacco contingency reserves, we must take one of the following actions:

•
pay a special dividend to holders of Carolina Group stock in an amount equal to their pro rata share of the net proceeds (subject to reduction for repayment of notional intergroup debt, amounts not distributed from Lorillard to us and the creation by us of reserves for tobacco-related contingent liabilities and future costs) from the disposition in the form of cash and/or securities (other than our common stock);

•
redeem shares of Carolina Group stock for cash and/or securities (other than our common stock) in an amount equal to the pro rata share of the net proceeds (subject to reduction for repayment of notional intergroup debt) from the disposition of all of the assets attributable to the Carolina Group;

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

Item 1A.  Risk Factors

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

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent CNA management’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques, from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of

Item 1A.  Risk Factors

claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant management judgment. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable development and results in a charge to our earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Please read additional information on CNA’s reserves included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

Loss reserves for asbestos and environmental pollution are especially difficult to estimate and may result in more frequent and larger additions to these reserves.

CNA’s experience has been that establishing reserves for casualty coverages relating to A&E claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported claims are subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of asbestos and environmental pollution claims;

Item 1A.  Risk Factors

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA;

•	CNA’s ability to recover reinsurance for these claims; and

•	changes in the legal and legislative environment in which CNA operates.

As a result of this higher degree of variability, CNA has necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on the part of management. Consequently, CNA may periodically need to record changes in its claim and claim adjustment expense reserves in the future in these areas in amounts that could materially adversely affect our results of operations, equity, business and insurer financial strength and debt ratings. The sections below provide more details involving the specific factors affecting CNA’s estimation of reserves for casualty coverages relating to A&E. Additional information on A&E claims is included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

Item 1A.  Risk Factors

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

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. For example, in 2005, CNA experienced substantial losses from Hurricanes Katrina, Rita and Wilma. The extent of CNA’s losses from catastrophes is a function of both the total amount of its insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As its claim experience develops on a particular catastrophe, CNA may be required to adjust reserves, or take unfavorable development, to reflect its revised estimates of the total cost of claims. CNA believes that it could incur significant catastrophe losses in the future. Please read information on catastrophe losses included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s key assumptions used to determine reserves and deferred acquisition costs for its long term care product offerings could vary significantly from actual experience.

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates, and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition asset may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development.

Item 1A.  Risk Factors

High levels of retained overhead expenses associated with business lines in run-off negatively impact CNA’s operating results.

During the past several years, CNA ceased offering certain insurance products relating principally to its life, group and reinsurance segments. Many of these business lines were sold, others have been placed in run-off and, as a result, revenue has decreased. CNA’s results of operations have been materially, adversely affected by the high levels of retained overhead expenses associated with these run-off operations, and will continue to be so affected if CNA is not successful in eliminating or reducing these costs.

CNA’s premium writings and profitability are affected by the availability and cost of reinsurance.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s reinsurance arrangements, another insurer assumes a specified portion of CNA’s claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of CNA’s business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost CNA deems acceptable, CNA may be unwilling to bear the increased risk and would reduce the level of CNA’s underwriting commitments. Please read information on reinsurance included in MD&A under Item 7 and Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

CNA may not be able to collect amounts owed to it by reinsurers.

CNA has significant amounts recoverable from reinsurers which are reported as receivables in the balance sheets and estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. In addition, reinsurers could dispute amounts which CNA believes are due to it. If CNA is not able to collect the amounts due to it from reinsurers, its claims expenses will be higher. Please read information on reinsurance included in the MD&A under Item 7 and Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Rating agencies may downgrade their ratings for CNA in the future, and thereby adversely affect CNA’s ability to write insurance at competitive rates or at all.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as its public debt, are rated by rating agencies, namely, A.M. Best Company, Fitch Ratings, Moody’s Investors Service and Standard and Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders.

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

Item 1A.  Risk Factors

CNA is subject to capital adequacy requirements and, if it does not meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

   Insurance companies such as CNA are subject to risk-based capital standards set by state regulators to help identify companies that merit further regulatory attention. These standards apply specified risk factors to various asset, premium and reserve components of CNA’s statutory capital and surplus reported in CNA’s statutory basis of accounting financial statements. Current rules require companies to maintain statutory capital and surplus at a specified minimum level determined using the risk-based capital formula. If CNA does not meet these minimum requirements, state regulators may restrict or prohibit CNA from operating its business. If CNA is required to record a material charge against earnings in connection with a change in estimates or circumstances, CNA may violate these minimum capital adequacy requirements unless it is able to raise sufficient additional capital. Examples of events leading CNA to record a material charge against earnings include impairment of its investments or unexpectedly poor claims experience.

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

CNA received subpoenas, interrogatories and inquiries relating to insurance brokers and agents, contingent commissions and bidding practices, and certain finite-risk insurance products.

Along with other companies in the industry, CNA has received subpoenas, interrogatories and inquiries from and have produced documents and/or provided information to: (i) California, Connecticut, Delaware, Florida, Hawaii, Illinois, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and the Canadian Council of Insurance Regulators concerning investigations into practices including contingent compensation arrangements, fictitious quotes, and tying arrangements; (ii) the SEC, the New York State Attorney General, the United States Attorney for the Southern District of New York, the Connecticut Attorney General, the Connecticut Department of Insurance, the Delaware Department of Insurance, the Georgia Office of Insurance and Safety Fire Commissioner and the California Department of Insurance concerning reinsurance products and finite insurance products purchased and sold by CNA; (iii) the Massachusetts Attorney General and the Connecticut Attorney General concerning investigations into anti-competitive practices; and (iv) the New York State Attorney General concerning declinations of attorney malpractice insurance.

The SEC and representatives of the United States Attorney’s Office for the Southern District of New York conducted interviews with several of CNA’s current and former executives relating to the restatement of its financial results for 2004, including CNA’s relationship with and accounting for transactions with an affiliate that were the basis for the restatement. CNA has also provided the SEC with information relating to our restatement in 2006 of prior period results. It is possible that CNA’s analyses of, or accounting treatment for, finite reinsurance contracts or discontinued operations could be questioned or disputed by regulatory authorities.

CNA’s investment portfolio, which is a key component of its overall profitability, may suffer reduced returns or losses, in the event of changing interest rates or adverse credit conditions in the capital markets.

Investment returns are an important part of CNA’s overall profitability. General economic conditions, changes in financial markets such as fluctuations in interest rates, long term periods of low interest rates, credit conditions and currency, commodity and stock prices, including the short and long term effects of losses produced or threatened in relation to sub-prime residential mortgage backed securities, and many other factors beyond CNA’s control can adversely affect the returns and the overall value of its investments and the realization of investment income. In addition,

Item 1A.  Risk Factors

any defaults in the payments due to CNA for its investments, especially with respect to fixed maturity securities, could reduce CNA’s investment income and could cause CNA to incur investment losses. Further, CNA invests a portion of its assets in equity securities and limited partnerships, which may be subject to greater volatility than its fixed income investments. In some cases, these limited partnerships use leverage and are thereby subject to even greater volatility. Although limited partnership investments generally provide higher expected return, they present greater risk and are more illiquid than CNA’s fixed income investments. As a result of all of these factors, CNA may not realize an adequate return on its investments, may incur losses on sales of its investments, and may be required to write down the value of its investments.

CNA has incurred and may incur further investment losses and may incur underwriting losses, relating to the sub-prime crisis and the related credit crisis.

CNA faces sub-prime valuation and credit exposure risks within its investment portfolio through its holdings in corporate asset-backed structured securities and collateralized mortgage obligations (“CMOs”) which are typically collateralized with residential mortgages. During the course of 2007, the market value of some of these securities decreased as a result of the increase in delinquency rates on the underlying mortgages and a decrease in the value of the homes held as collateral for the investment. This deterioration of the collateral underlying the securities caused downgrades by rating agencies, decreased liquidity, and led to some securities going into default and has led to a material adverse impact on financial markets generally. The potential for higher delinquency and default rates may continue to adversely impact CNA’s sub-prime market valuations. In addition, the process of validating fair values provided by third parties for securities that are not regularly traded requires significant judgment on CNA’s part. Accordingly, CNA may conclude that other-than-temporary write downs of these securities are required or may experience unanticipated losses in other sectors of its overall investment portfolio.

CNA provides management and professional liability insurance and surety bonds to businesses engaged in finance, professional services and real estate. Many of these businesses have exposure directly or indirectly relating to the sub-prime crisis and the related credit crisis. As a result, CNA may experience unanticipated underwriting losses with respect to these lines of business.

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

Risks Related to Us and Our Subsidiary, Lorillard, Inc.

Lorillard is a defendant in approximately 3,775 tobacco-related lawsuits, which are extremely costly to defend, and which could result in substantial judgments against Lorillard.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard, and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, several cases have been filed against Lorillard and other tobacco companies challenging certain provisions of the MSA and state statutes promulgated to carry out and enforce the MSA.

Approximately 3,775 tobacco-related cases are pending against Lorillard in the United States. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that Lorillard may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if Lorillard is successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs.

Further, adverse decisions in actions against tobacco companies other than Lorillard could have an adverse impact on the industry, including Lorillard. In several cases in recent years, for example, various courts, including the U.S.

Item 1A.  Risk Factors

Supreme Court, have considered the ratio of awards of actual damages to those of punitive damages. In 2006, the Oregon Supreme Court affirmed the verdict in Williams v. Philip Morris USA, Inc., in which plaintiff was awarded approximately $525,000 in compensatory damages and $80 million in punitive damages, a ratio of more than 150:1. In February of 2007, the U.S. Supreme Court vacated that decision on other grounds and returned Williams to the Oregon Supreme Court for further consideration. During January of 2008, the Oregon Supreme Court reaffirmed its 2006 ruling that upheld the jury’s damages awards. Lorillard is not a party to Williams. Should appellate courts establish binding precedents regarding these or other issues, the conduct of future trials including Lorillard would be affected. Please read information included in MD&A under Item 7 and Note 21 of the Notes to Consolidated Financial Statements included in Item 8.

A judgment has been rendered against Lorillard in the Scott litigation.

In June of 2004, the court entered a final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. The jury awarded plaintiffs approximately $591 million to fund cessation programs for Louisiana smokers. The court’s final judgment also reflected its award of prejudgment interest. During February of 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana Court of Appeal has returned the case to the trial court for further proceedings. During January of 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. Lorillard’s share of any judgment has not been determined. It is possible that post-judgment interest could be assessed on any award to the class that survives appeal. In the fourth quarter of 2007, Lorillard recorded a pretax provision of approximately $66 million for this matter. It is possible that the parties will seek further review of this decision. For additional information on the Scott case, please read Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

The verdict returned in the federal government’s reimbursement case, while not final, could impose significant financial burdens on Lorillard and adversely affect future sales and profits.

During August of 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The court based its final judgment and remedial order on the government’s only remaining claims, which were based on the defendants’ alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Lorillard is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order granted equitable relief and imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect Lorillard’s future sales and profits. Defendants, including Lorillard, have noticed appeals from the final judgment and the remedial order. Plaintiff also has noticed an appeal from the final judgment. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeal that will remain in effect while the appeal is proceeding. As a result of the government’s appeal, it is possible that certain of the government’s claims or damages could be reinstated. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal. Please read Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation.

Item 1A.  Risk Factors

Lorillard is a defendant in a case that has been certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict.

Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), has been certified by a federal judge as a nationwide class action on behalf of individuals who purchased “lights” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. The federal court of appeals has agreed to review the class certification order, and it has stayed all activity before the trial court until the appeal is concluded. Please read Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation.

The Florida Supreme Court’s ruling in Engle has resulted in additional litigation against cigarette manufacturers, including Lorillard.

The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The case was tried between 1998-2000 in a multi-phase trial that resulted in verdicts in favor of the class. During 2006, the Florida Supreme Court issued a ruling that, among other things determined that the case could not proceed further as a class action. During February 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The 2006 ruling by the Florida Supreme Court in Engle also permits members of the Engle class to file individual claims, including claims for punitive damages. Lorillard refers to these cases as the Engle Progeny Cases. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard is a defendant in approximately 1,050 cases filed by members of the Engle class. These 1,050 cases are on behalf of approximately 3,000 individual plaintiffs. These cases are pending in various Florida courts. The period for filing the Engle Progeny Cases expired during January 2008, but Florida law permits plaintiffs 120 days after a suit has been initiated to effect service. As a result, the final number of Engle Progeny Cases is not yet known. For additional information on the Engle Progeny Cases, please read Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

The U.S. Surgeon General has issued a report regarding the risks of cigarette smoking to non-smokers that could result in additional litigation against cigarette manufacturers, additional restrictions placed on the use of cigarettes, and additional regulations placed on the manufacture or sale of cigarettes.

In a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke: A Report of the Surgeon General, 2006,” the U.S. Surgeon General summarized conclusions from previous Surgeon General’s reports concerning the health effects of exposure to second-hand smoke by non-smokers. According to this report, scientific evidence now supports six major conclusions:

•	Second-hand smoke causes premature death and disease in children and in adults who do not smoke.

•	Children exposed to second-hand smoke are at an increased risk for sudden infant death syndrome, acute respiratory infections and ear problems.

•	Exposure of adults to second-hand smoke has immediate adverse effects on the cardiovascular system and causes heart disease and lung cancer.

•	The scientific evidence indicates that there is no risk-free level of exposure to second-hand smoke.

•	Many millions of Americans, both children and adults, are exposed to second-hand smoke in their homes and workplaces.

Item 1A.  Risk Factors

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

In 1998, Lorillard, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) entered into the Master Settlement Agreement (the “MSA”) with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims.

Under the State Settlement Agreements, Lorillard paid $945 million in 2007 and is obligated to pay approximately $1,050 million to $1,100 million in 2008, primarily based on 2007 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on Lorillard’s domestic market share and unit volume of domestic shipments in the year preceding the year in which payment is due. Please read Note 21 to the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding the State Settlement Agreements.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect Lorillard.

Some plaintiffs and other sources, including among others, the Center for Disease Control and Prevention, have claimed that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes. If such claims were to be substantiated, Lorillard, as the leading manufacturer of mentholated cigarettes in the United States, could face increased exposure to tobacco-related litigation. Even if those claims are not substantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard’s sales, including sales of Newport. Some critics of mentholated cigarettes have called for a ban on the use of menthol in cigarettes. Any ban or limitation on the use of menthol in cigarettes would adversely effect our results of operation and financial condition.

Lorillard is subject to important limitations on advertising and marketing cigarettes that could harm its competitive position.

Television and radio advertisements of tobacco products have been prohibited since 1971. Under the State Settlement Agreements, Lorillard generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing its brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Accordingly, Lorillard has determined not to advertise its cigarettes in magazines with large readership among people under the age of 18. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including Lorillard, to launch new premium brands.

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

Federal excise taxes were last increased in 2002 from $0.34 per pack to $0.39 per pack. A provision in a bill passed by Congress in 2007 to expand the Children’s Health Insurance Program would have raised the federal excise tax by $0.61 per pack, but that bill was vetoed by President Bush in December of 2007 and was not enacted into law. It is expected that an increase in Federal excise taxes will be introduced by Congress again in 2008. State and local excise taxes ranged from $0.07 to $3.66 per pack in 2007. Various states and localities have raised the excise tax on cigarettes substantially

Item 1A.  Risk Factors

in recent years. It is Lorillard’s expectation that several states will propose further increases in 2008 and in subsequent years. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Lorillard is dependent on the domestic cigarette business, which it expects to continue to contract.

Lorillard’s domestic cigarette business is currently its only significant business. The domestic cigarette market has generally been contracting and Lorillard expects it to continue to contract. Lorillard does not have foreign cigarette sales that could offset these effects, as Lorillard sold the international rights to substantially all of its brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound annual rate of approximately 2.5% during the period 1998 through 2007, as measured by Management Science Associates, Inc. (“MSAI”). Domestic U.S. cigarette industry shipments decreased by 5.0% during 2007, as compared to 2006, and 1.5% for 2006, as compared to 2005, according to information provided by MSAI.

Lorillard derives most of its revenue from one brand.

Lorillard’s largest selling brand, Newport, accounted for approximately 93.9% of Lorillard’s sales revenue in 2007. Lorillard’s principal strategic plan revolves around the marketing and sales promotion in support of its Newport brand. Lorillard cannot ensure that it will continue to successfully implement its strategic plan with respect to Newport or that implementation of its strategic plan will result in the maintenance or growth of the Newport brand.

The use of significant amounts of promotion expenses and sales incentives in response to competitive actions and market price sensitivity may have a material adverse impact on Lorillard.

Since 1998, the cigarette market has been very price competitive due to the impact of, among other things, higher state and local excise taxes and the market share of deep discount brands. In response to these and other competitor actions and pricing pressures, Lorillard has engaged in significant use of promotional expenses and sales incentives. The cost of these measures could have a material adverse impact on Lorillard. Lorillard regularly reviews the results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Several of Lorillard’s competitors have developed alternative cigarette products.

Certain of the major cigarette makers are marketing alternative cigarette products. For example, Philip Morris has developed an alternative cigarette called Accord in which the tobacco is heated rather than burned. RAI has developed an alternative cigarette called Eclipse in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. is marketing a cigarette offered in several packings with declining levels of nicotine, called Quest. Philip Morris and RAI have indicated that these products may deliver fewer smoke components as compared to conventional cigarettes. Lorillard has not marketed similar alternative cigarettes. Should such alternative cigarette products gain a significant share of the domestic cigarette market, Lorillard may be at a competitive disadvantage.

Lorillard may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require Lorillard to introduce new products or make substantial changes to existing products. For example, 22 states have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. Lorillard believes that there may be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. Lorillard may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

Item 1A.  Risk Factors

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

Lorillard purchases more than 90% of its domestic leaf tobacco from one supplier, Alliance One International, Inc. In addition, Lorillard purchases all of its reconstituted tobacco from one supplier, which is an affiliate of RAI, a major competitor of Lorillard. If either of these suppliers becomes unwilling or unable to supply Lorillard and Lorillard is unable to find an alternative supplier on a timely basis, Lorillard’s operations could be disrupted resulting in lower production levels and reduced sales.

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore’s business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

Diamond Offshore’s business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Worldwide demand for oil and gas, oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher commodity demand and prices do not necessarily translate into increased drilling activity since Diamond Offshore’s customers’ expectations of future commodity demand and prices typically drive demand for Diamond Offshore’s rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

•	worldwide demand for oil and gas;

•	the ability of the Organization of Petroleum Exporting Countries, commonly called OPEC, to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•
the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities in the Middle East, other oil-producing regions or other geographic areas, further acts of terrorism in the United States or elsewhere;

•	the worldwide economic environment or economic trends, such as recessions;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

Item 1A.  Risk Factors

•	the ability of oil and gas companies to raise capital;

•	weather conditions in the United States and elsewhere;

•	the policies of various governments regarding exploration and development of their oil and gas reserves;

•	development and exploitation of alternative fuels;

•	domestic and foreign tax policy; and

•	advances in exploration and development technology.

Diamond Offshore’s industry is cyclical.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates (such as Diamond Offshore is currently experiencing in virtually all of the markets in which it operates), followed by periods of lower demand, excess rig supply and low dayrates. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.

Growing worldwide demand for crude oil and natural gas has caused current oil and natural gas prices to rise significantly above historical averages, which has generally resulted in higher utilization and dayrates earned by Diamond Offshore’s drilling units, generally since the third quarter of 2004. However, Diamond Offshore can provide no assurance that the current industry cycle of high demand, short rig supply and higher dayrates will continue. Diamond Offshore may be required to idle rigs or to enter into lower rate contracts in response to market conditions in the future.

Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Failure to obtain and retain highly skilled personnel could hurt Diamond Offshore’s operations.

Diamond Offshore requires highly skilled personnel to operate and provide technical services and support for Diamond Offshore’s business. To the extent that demand for drilling services and the size of the worldwide industry fleet increase (including the impact of newly constructed rigs), shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing its rigs, which could adversely affect Diamond Offshore’s results of operations. In addition, the entrance of new participants into the offshore drilling market would cause further competition for qualified and experienced personnel as these entities seek to hire personnel with expertise in the offshore drilling industry.

Diamond Offshore has experienced and continues to experience upward pressure on salaries and wages and increased competition for skilled workers as a result of the strengthening offshore drilling market. Diamond Offshore has also sustained the loss of experienced personnel to its competitors and its customers. In response to these market conditions Diamond Offshore has implemented retention programs, including increases in compensation. The heightened competition for skilled personnel could adversely impact Diamond Offshore’s financial position, results of operations and cash flows by limiting operations or further increasing costs.

The terms of some of Diamond Offshore’s dayrate drilling contracts may limit its ability to benefit from increasing dayrates in an improving market.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of rising demand for offshore rigs, contractors typically prefer shorter contracts that allow them to more quickly profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts to preserve dayrates at existing levels and ensure utilization, while customers prefer shorter contracts that allow them to more quickly obtain the benefit of lower dayrates.

Item 1A.  Risk Factors

Typically, as a period of high dayrates and utilization lengthens, customers who perceive a continuing long term need for equipment begin to seek increasingly long-term contracts, but often at flat or slightly lower dayrates in exchange for the term length. To the extent possible within the scope of Diamond Offshore’s customer’s requirements, Diamond Offshore seeks to have a foundation of these long-term contracts with a reasonable balance of shorter-term exposure to the spot market in an attempt to maintain upside potential while endeavoring to limit the downside impact of a potential decline in the market. However, Diamond Offshore can provide no assurance that it will be able to achieve or maintain such a balance from time to time. Diamond Offshore’s inability to fully benefit from increasing dayrates in an improving market, due to the long-term nature of some of its contracts, may adversely affect profitability.

The majority of Diamond Offshore’s contracts for its drilling units are generally fixed dayrate contracts, and increases in Diamond Offshore’s operating costs could adversely affect the profitability of those contracts.

Diamond Offshore’s contracts for its drilling units provide for the payment of a fixed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs incurred. Many of Diamond Offshore’s operating costs, such as labor costs, are unpredictable and fluctuate based on events beyond Diamond Offshore’s control. The gross margin that Diamond Offshore realizes on these fixed dayrate contracts will fluctuate based on variations in Diamond Offshore’s operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, Diamond Offshore may be unable to recover increased or unforeseen costs from its customers.

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

Diamond Offshore can provide no assurance that Diamond Offshore’s current backlog of contract drilling revenue will be ultimately realized.

As of the date of this report, Diamond Offshore’s contract drilling backlog was approximately $11 billion for expected future work extending, in some cases, until 2015, which includes future earnings under both firm commitments and, in a few instances, anticipated commitments for which definitive agreements have not yet been executed. Diamond Offshore can provide no assurance that Diamond Offshore will be able to perform under these contracts due to events beyond Diamond Offshore’s control or that Diamond Offshore will be able to ultimately execute a definitive agreement where one does not currently exist. Diamond Offshore’s inability to perform under our contractual obligations or to execute definitive agreements may have a material adverse effect on our financial position, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Diamond Offshore” included in Item 7 of this report.

Rig conversions, upgrades or new builds may be subject to delays and cost overruns.

From time to time, Diamond Offshore may undertake to add new capacity through conversions or upgrades to rigs or through new construction. Diamond Offshore is currently upgrading one of its drilling units, the Ocean Monarch, to ultra-deepwater capability at an estimated aggregate cost of $305 million. Diamond Offshore expects delivery of the upgraded Ocean Monarch during the fourth quarter of 2008. Diamond Offshore also has entered into agreements to construct two new jack-up drilling units with delivery expected in the second quarter of 2008 at an aggregate cost of approximately $320 million, including drillpipe and capitalized interest. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

Item 1A.  Risk Factors

•	shortages of equipment, materials or skilled labor;

•	work stoppages;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	customer acceptance delays;

•	shipyard failures or unavailablity; and

•	failure or delay of third party service providers and labor disputes.

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of revenue to Diamond Offshore. If a drilling contract is terminated under these circumstances, Diamond Offshore may not be able to secure replacement contract on as favorable terms.

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

Pollution and environmental risks generally are not fully insurable, and Diamond Offshore does not typically retain loss-of-hire insurance policies to cover its rigs. Diamond Offshore’s insurance policies and contractual rights to indemnity may not adequately cover its losses, or may have exclusions of coverage for some losses. Diamond Offshore does not have insurance coverage or rights to indemnity for all risks, including, among other things, liability risk for certain amounts of excess coverage and certain physical damage risk. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position, results of operations and cash flows. There can be no assurance that Diamond Offshore will continue to carry the insurance it currently maintains or that those parties with contractual obligations to indemnify Diamond Offshore will necessarily be financially able to indemnify it against all these risks. In addition, no assurance can be made that Diamond Offshore will be able to maintain adequate insurance in the future at rates it considers to be reasonable or that it will be able to obtain insurance against some risks.

Diamond Offshore is self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

For physical damage due to named windstorms in the U.S. Gulf of Mexico, as of the date of this report Diamond Offshore’s deductible is $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss)

Item 1A.  Risk Factors

with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending April 30, 2008 is limited to $125 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows.

Diamond Offshore’s international operations involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world that may expose it to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	piracy or assaults on property or personnel;

•	kidnapping of personnel;

•	expropriation of property or equipment;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;

•	foreign and domestic monetary policies;

•	the inability to repatriate income or capital;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	travel limitations or operational problems caused by public health threats; and

•	changing taxation policies.

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

Some foreign governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect Diamond Offshore’s ability to compete in those regions. It is difficult to predict what governmental regulations may be enacted in the future that could adversely affect the international drilling industry. The actions of foreign governments, including initiatives by OPEC, may adversely affect Diamond Offshore’s ability to compete.

Item 1A.  Risk Factors

Diamond Offshore’s drilling contracts offshore Mexico expose it to greater risks than they normally assume.

As of the date of this report, Diamond Offshore has three intermediate semisubmersible rigs and two jack-up rigs drilling offshore Mexico for PEMEX - Exploracion Y Produccion (“PEMEX”), the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than they normally assume, such as exposure to greater environmental liability, and can be terminated by PEMEX on short term notice, contractually or by statute, subject to certain conditions. While Diamond Offshore believes that the financial terms of these contracts and its operating safeguards in place mitigate these risks, Diamond Offshore can provide no assurance that the increased risk exposure will not have a negative impact on our future operations or financial results.

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

Diamond Offshore may be required to accrue additional tax liability on certain of its foreign earnings.

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited, a wholly-owned Cayman Islands subsidiary. Since forming this subsidiary it has been Diamond Offshore’s intention to indefinitely reinvest the earnings of this subsidiary to finance foreign operations. During 2007, this subsidiary made a non-recurring distribution to its U.S. parent company, and Diamond Offshore recognized U.S. federal income tax expense on the portion of the distribution that consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. As of December 31, 2007, the amount of previously untaxed earnings of this subsidiary was zero. Notwithstanding the non-recurring distribution made in December 2007, it remains Diamond Offshore’s intention to indefinitely reinvest the future earnings of the subsidiary to finance foreign activities. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by the subsidiary, except to the extent that these earnings are immediately subjected to U.S. federal income tax. Should a future distribution be made from any unremitted earnings of Diamond Offshore’s subsidiary, it may be required to record additional U.S. income taxes that, if material, could have an adverse effect on Diamond Offshore’s financial position, results of operations and cash flows.

Risks Related to Us and Our Subsidiary, HighMount Exploration & Production LLC

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

By their nature, undeveloped reserves are less certain. Thus, HighMount must make a substantial amount of capital expenditures for the acquisition, exploration and development of reserves. HighMount expects to fund its capital expenditures with cash from its operating activities. If HighMount’s cash flow from operations is not sufficient to fund its capital expenditure budget, there can be no assurance that additional debt or equity financing will be available or available at favorable terms to meet those requirements.

Estimates of natural gas and NGL reserves are uncertain and inherently imprecise.

Estimating the volume of proved natural gas and NGL reserves is a complex process and is not an exact science because of numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The

Item 1A.  Risk Factors

process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, these estimates are inherently imprecise. The accuracy of reserve estimates is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Actual future production, commodity prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable reserves most likely will vary from HighMount’s estimates. Any significant variance could materially affect the quantities and present value of HighMount’s reserves. In addition, HighMount may adjust estimates of proved reserves upward or downward to reflect production history, results of exploration and development drilling and prevailing commodity prices.

The timing of both the production and the expenses from the development and production of natural gas and NGL properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10.0% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times, and the risks associated with our business, or the oil and gas industry in general, will affect the accuracy of the 10.0% discount factor.

If commodity prices decrease, HighMount may be required to take write-downs of the carrying values of its properties.

HighMount may be required, under full cost accounting rules, to write down the carrying value of its natural gas and NGL properties if commodity prices decline significantly, or if it makes substantial downward adjustments to its estimated proved reserves, or increases its estimates of development costs or experiences deterioration in its exploration results. HighMount utilizes the full cost method of accounting for its exploration and development activities. Under full cost accounting, HighMount is required to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of HighMount’s natural gas properties that is equal to the expected after tax present value (discounted at the required rate of 10.0%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using prevailing prices on the last day of the period.

If the net book value of HighMount’s exploration and production (“E&P”) properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, SEC regulations require HighMount to impair or “write down” the book value of its E&P properties. A write down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Depending on the magnitude of any future impairment, a ceiling test write down could significantly reduce HighMount’s income, or produce a loss. As ceiling test computations involve the prevailing price on the last day of the quarter, it is impossible to predict the timing and magnitude of any future impairment.

Drilling for and producing natural gas and NGLs is a high risk activity with many uncertainties.

HighMount’s future success will depend in part on the success of its exploitation, exploration, development and production activities. HighMount’s E&P activities are subject to numerous risks beyond its control, including the risk that drilling will not result in oil and natural gas production volumes that are commercially viable. HighMount’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. HighMount’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

Item 1A.  Risk Factors

•	lack of acceptable prospective acreage;

•	inadequate capital resources;

•	unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents;

•	adverse weather conditions;

•	unavailability or high cost of drilling rigs, equipment, labor or services;

•	reductions in commodity prices;

•	limitations in the market for natural gas and NGLs;

•	title problems;

•	compliance with governmental regulations; and

•	mechanical difficulties.

HighMount’s business involves many hazards and operational risks, some of which may not be fully covered by insurance.

HighMount is not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect HighMount’s business, financial condition or results of operations. HighMount’s E&P activities are subject to all of the operating risks associated with drilling for and producing natural gas and NGLs, including the possibility of:

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

HighMount engages in commodity price hedging activities.

HighMount is exposed to risks associated with fluctuations in commodity prices. The extent of HighMount’s commodity price risk is related to the effectiveness and scope of HighMount’s hedging activities. To the extent HighMount hedges its commodity price risk, HighMount will forego the benefits it would otherwise experience if commodity prices or interest rates were to change in its favor. Furthermore, because HighMount has entered into

Item 1A.  Risk Factors

derivative transactions related to only a portion of the volume of its expected natural gas supply and production of NGLs, HighMount will continue to have direct commodity price risk on the unhedged portion. HighMount’s actual future supply and production may be significantly higher or lower than HighMount estimates at the time it enters into derivative transactions for that period.

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

Natural gas, NGL and other commodity prices are volatile.

The commodity price HighMount receives for its production heavily influences its revenue, profitability, access to capital and future rate of growth. HighMount is subject to risks due to frequent and often substantial fluctuations in commodity prices. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and HighMount expects this volatility to continue. The markets and prices for natural gas and NGLs depend upon factors beyond HighMount’s control. These factors include demand, which fluctuates with changes in market and economic conditions and other factors, including:

•	the impact of market and basis differentials - market price spreads between two points across Highmount’s natural gas system;

•	the impact of weather on the demand for these commodities;

•	the level of domestic production and imports of these commodities;

•	natural gas storage levels;

•	actions taken by foreign producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Lower commodity prices may decrease HighMount’s revenues and may reduce the amount of natural gas and NGLs that HighMount can produce economically.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline is undertaking large, complex expansion projects which involve significant risks that may adversely affect its business.

Boardwalk Pipeline is currently undertaking several large, complex pipeline expansion projects and it may consider additional expansion projects in the future. In pursuing these projects, Boardwalk Pipeline has experienced significant cost overruns, including penalties to contractors, and may experience additional cost increases in the future. Boardwalk Pipeline has also experienced construction delays and may experience additional delays in the future. Delays in construction have resulted in reduced transportation rates and liquidated damage payments to customers, as well as lost revenue opportunities and could, in the future result in similar losses or, in some cases, provide customers the right to terminate their transportation agreements relating to the delayed project.

Item 1A.  Risk Factors

These cost overruns and construction delays have resulted from a variety of factors, including the following:

•	delays in obtaining regulatory approvals;

•	adverse weather conditions;

•	delays in obtaining key materials; and

•	shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

In pursuing current or future expansion projects, Boardwalk Pipeline could experience additional delays or cost increases for the reasons described above or as a result of other factors beyond its control. It may not be able to complete its current or future expansion projects on the terms, at the cost, or under the schedule that they anticipate, or at all. In addition, Boardwalk Pipeline cannot be certain that, if completed, these projects will perform in accordance with their expectations and other areas of their business may suffer as a result of the diversion of management’s attention and other resources from other business concerns. Any of these factors could materially adversely affect Boardwalk Pipeline’s ability to realize the anticipated benefits from expansion projects. Please read Item 1, “Business – Boardwalk Pipeline Partners – Expansion Projects.”

Completion of Boardwalk Pipeline’s expansion projects will require significant amounts of debt and equity financing which may not be available to it on acceptable terms, or at all.

Boardwalk Pipeline plans to fund its expansion capital expenditures with proceeds from sales of its debt and equity securities and borrowings under its revolving credit facility. However, Boardwalk Pipeline cannot be certain that it will be able to issue debt and equity securities on terms or in the proportions that it expects, or at all, particularly in light of the cost increases and construction delays experienced to date on its expansion projects, current credit market disruptions surrounding sub-prime residential mortgage concerns and the impact that those factors and other events are having and may have on the public securities markets generally and on the market for Boardwalk Pipeline’s securities in particular. A significant increase in indebtedness, or an increase in indebtedness that is proportionately greater than its issuances of equity, as well as the project cost increases and credit market conditions discussed above could negatively impact Boardwalk Pipeline’s credit ratings or its ability to remain in compliance with the financial covenants under its revolving credit agreement. If Boardwalk Pipeline is unable to finance its expansion projects as expected, it could be required to seek alternative financing, the terms of which may not be attractive to it, or to revise or cancel its expansion plans.

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC rate-making policies.

Action by the FERC on currently pending matters as well as matters arising in the future could adversely affect Boardwalk Pipeline’s ability to establish reasonable rates, or to charge rates that would cover future increases in Boardwalk Pipeline’s costs, or even to continue to collect rates to maintain Boardwalk Pipeline’s current revenue levels that cover current costs, including a reasonable return. Boardwalk Pipeline cannot make assurances that it will be able to recover all of its costs through existing or future rates.

In 2005, FERC established a policy regarding the ability of a regulated entity to collect an allowance for income taxes in its cost of service. Generally, FERC has stated it will permit a pipeline that is a partnership (or other pass-through entity) to include in its cost-of-service an income tax allowance to the extent that its partners have an actual or potential income tax liability on the jurisdictional income generated by the partnership (or other pass-through entity). FERC will review pipelines’ ability to include such an income tax allowance in their costs of service on a case-by-case basis, and the burden is on the pipelines to show that it had such actual or potential income tax liability. That policy has been further refined in 2006 and 2007 through a series of FERC orders and decisions issued by the United States Court of Appeals for the District of Columbia Circuit. Most recently, FERC’s income tax allowance policy was upheld on all issues subject to appeal by the United States Court of Appeals for the District of Columbia Circuit in a decision issued in May 2007. In December 2007, FERC issued an order that again affirmed its income tax allowance policy and further clarified the implementation of that policy. If the FERC were to change its income tax allowance policy in the future, such changes could materially and adversely impact the rates Boardwalk Pipeline is permitted to charge as future rates are approved for its interstate transportation services.

Item 1A.  Risk Factors

In a related interstate oil pipeline proceeding, FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, which FERC characterized as a “tax savings.” FERC stated a concern that this creates an opportunity for those investors to earn an additional equity return funded by ratepayers. Responding to this concern, FERC adjusted the pipeline’s equity rate of return downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income assumed in the methodology for calculating the rate of return. A rehearing request is pending before FERC on this issue. If FERC establishes a policy of lowering a regulated entities’ equity rate of return to compensate for what it considers to be a “tax savings,” it is also likely that the level of maximum lawful rates would decrease from current levels.

If a subsidiary of Boardwalk Pipeline were to file a rate case or if Boardwalk Pipeline was to be required to defend its rates, Boardwalk Pipeline would be required to establish pursuant to the income tax policy statement that the inclusion of an income tax allowance in its cost of service was just and reasonable. To establish that its tax allowance is just and reasonable, Boardwalk Pipeline’s general partner may elect to require owners of Boardwalk Pipeline’s units to recertify their status as being subject to United States federal income taxation on the income generated by Texas Gas or Gulf South. Boardwalk Pipeline can provide no assurance that the certification and re-certification procedures provided in Boardwalk Pipeline’s partnership agreement will be sufficient to establish that its unitholders, or its unitholders’ owners, are subject to United States federal income taxation on the income generated by Boardwalk Pipeline. If Boardwalk Pipeline is unable to establish that the master partnership’s unitholders, or its unitholders’ owners, are subject to United States federal income tax liability on the income generated by the jurisdictional pipelines, the FERC could disallow a substantial portion of Texas Gas’ or Gulf South’s income tax allowance. If the FERC were to disallow a substantial portion of Texas Gas’ or Gulf South’s income tax allowance, it is likely that the level of maximum lawful rates could decrease from current levels.

The outcome of certain FERC proceedings involving FERC policy statements is uncertain and could affect the level of return on equity that Boardwalk Pipeline may be able to achieve in any future rate proceeding.

In an effort to provide some guidance and to obtain further public comment on FERC’s policies concerning return on equity determinations, on July 19, 2007, FERC issued its Proposed Proxy Policy Statement, Composition of Proxy Groups for Determining Gas and Oil Pipeline Return on Equity. In the Proposed Proxy Policy Statement, FERC proposes to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis be limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings and that evidence be provided in the form of multiyear analysis of past earnings demonstrating a publicly traded partnership’s ability to provide stable earnings over time.

In a decision issued shortly after FERC issued its Proposed Proxy Policy Statement, the D.C. Circuit vacated FERC’s orders in proceeding involving High Island Offshore System and Petal Gas Storage. The Court determined that FERC had failed to adequately reflect risks of interstate pipeline operations both in populating the proxy group (from which a range of equity returns was determined) with entities the record indicated had lower risk, while excluding publicly traded partnerships primarily engaged in interstate pipeline operations, and in the placement of the pipeline under review in each proceeding within that range of equity returns. Although the Court accepted for the sake of argument FERC’s rationale for excluding publicly traded partnerships from the proxy group (i.e., publicly traded partnership distributions may exceed earnings) it observed this proposition was “not self-evident.”

The ultimate outcome of these proceedings is not certain and may result in new policies being established at FERC that would not allow the full use of publicly traded partnership distributions to unitholders in any proxy group comparisons or other negative adjustments used to determine return on equity in future rate proceedings. In addition, the FERC may adopt other policies or institute other proceedings that could adversely affect Boardwalk Pipeline’s ability to achieve a reasonable level of return on equity in any future rate proceeding.

Boardwalk Pipeline’s operations are subject to operational hazards and unforeseen interruptions for which Boardwalk Pipeline may not be adequately insured.

There are a variety of operating risks inherent in Boardwalk Pipeline’s natural gas transportation and storage operations, such as leaks, explosions and mechanical problems, all of which could cause substantial financial losses. Any

Item 1A.  Risk Factors

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

Boardwalk Pipeline currently possesses property, business interruption and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms.

Because of the natural decline in gas production from existing wells, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas.

For the years 2003 to 2006, gas production from the Gulf Coast region, which supplies the majority of Boardwalk Pipeline’s throughput, has declined an average of approximately 13.0% per year according to the Energy Information Administration. A large part of this decline was due to the effects of Hurricanes Katrina and Rita in 2005. Boardwalk Pipeline cannot give any assurance regarding the gas production industry’s ability to find new sources of domestic supply. Production from existing wells and gas supply basins connected to Boardwalk Pipeline’s systems will naturally decline further over time. The amount of natural gas reserves underlying these wells may also be less than Boardwalk Pipeline anticipates, or the rate at which production from these reserves declines may be greater than Boardwalk Pipeline anticipates. Accordingly, to maintain or increase throughput levels on its pipelines, Boardwalk Pipeline must continually obtain access to new supplies of natural gas. The primary factors affecting Boardwalk Pipeline’s ability to obtain new sources of natural gas to its pipelines include: (1) the level of successful drilling activity near Boardwalk Pipeline’s pipelines; (2) Boardwalk Pipeline’s ability to compete for these supplies; (3) the successful completion of new liquefied natural gas (“LNG”) facilities near Boardwalk Pipeline’s facilities; and (4) Boardwalk Pipeline’s gas quality requirements.

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

Item 1A.  Risk Factors

Boardwalk Pipeline may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates.

Boardwalk Pipeline’s primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. As of December 31, 2007, approximately 25.0% of the firm contract load on Boardwalk Pipeline’s pipeline systems, excluding agreements related to the expansion projects, was due to expire on or before December 31, 2008. Upon expiration, Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long term basis. A key determinant of the value that customers can realize from firm transportation on a pipeline is the basis differential, which can be affected by, among other things, the availability of supply, available capacity, storage inventories, weather and general market demand in the respective areas.

The extension or replacement of existing contracts depends on a number of factors beyond Boardwalk Pipeline’s control, including:

•	existing and new competition to deliver natural gas to Boardwalk Pipeline’s markets;

•	the growth in demand for natural gas in Boardwalk Pipeline’s markets;

•	whether the market will continue to support long term contracts;

•	the current basis differentials or market price spreads between two points across the Boardwalk Pipeline systems;

•	whether Boardwalk Pipeline’s business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of its revenues. For the years ended December 31, 2007, Atmos Energy accounted for approximately 10.0% of Boardwalk Pipeline’s total operating revenues. Boardwalk Pipeline may be unable to negotiate extensions or replacements of these contracts and those with other key customers on favorable terms as a result of competition, creditworthiness or for other reasons.

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

Boardwalk Pipeline depends on third party pipelines and other facilities interconnected to its pipelines

Boardwalk Pipeline depends upon third party pipelines and other facilities that provide delivery options to and from its pipelines. For example, Boardwalk Pipeline’s pipeline system can deliver approximately 500 MMcf per day to a major pipeline connection with Texas Eastern at Kosciusko, Mississippi. If this or any other pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, Boardwalk Pipeline’s ability to continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect could cause a material reduction in volumes transported on or stored at facilities of Boardwalk Pipeline.

Item 1A.  Risk Factors

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

Future terrorist attacks and the continued threat of terrorism in this country or abroad, as well as possible retaliatory military and other action by the United States and its allies, could have a significant impact on the businesses of certain of our subsidiaries, including the following:

CNA.  CNA continues to face exposure to losses arising from terrorist acts, despite the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended, until December 31, 2014, the program established within the U.S. Department of Treasury by the Terrorism Risk Insurance Act of 2002. This program requires insurers to offer terrorism coverage and the federal government to share in insured losses arising from acts of terrorism. Given the unpredictability of the nature, targets, severity and frequency of potential terrorist acts, this program does not provide complete protection for future losses derived from acts of terrorism. Further, the laws of certain states restrict our ability to mitigate this residual exposure. For example, some states mandate property insurance coverage of damage from fire following a loss, thereby prohibiting CNA from excluding terrorism exposure. In addition, some states generally prohibit CNA from excluding terrorism exposure from its primary workers’ compensation policies. Consequently, there is substantial uncertainty as to CNA’s ability to contain its terrorism exposure effectively since CNA continues to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism act.

Item 1A.  Risk Factors

Diamond Offshore, Boardwalk Pipeline and HighMount.  The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for oil and gas, which could affect the market for Diamond Offshore’s oil and gas offshore drilling services, Boardwalk Pipeline’s natural gas transportation, gathering and storage services and HighMount’s natural gas exploration and production activities. In addition, it has been reported that terrorists might target domestic energy facilities. While our subsidiaries take steps that they believe are appropriate to increase the security of their energy assets, there is no assurance that they can completely secure their assets, completely protect them against a terrorist attack or obtain adequate insurance coverage for terrorist acts at reasonable rates.

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

Diamond Offshore.  Diamond Offshore operates its offshore rig fleet in waters that can be severely impacted by hurricanes and other natural disasters, including the U.S. Gulf of Mexico. In late August 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in Diamond’s fleet and its warehouse in New Iberia, Louisiana sustained lesser damage in Hurricanes Katrina or Rita, or in some cases both storms. In addition to damaging or destroying rig equipment, some or all of which may be covered by insurance, catastrophes of this kind result in additional operating expenses for Diamond Offshore, including the cost of reconnaissance aircraft, rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment and others which may not be covered by insurance.

Boardwalk Pipeline.  The nature and location of Boardwalk Pipeline’s business, particularly with regard to its assets in the Gulf Coast region, may make Boardwalk Pipeline susceptible to catastrophic losses especially from hurricanes or named storms. Various other events can cause catastrophic losses, including windstorms, earthquakes, hail, explosions, and severe winter weather and fires.  The frequency and severity of these events are inherently unpredictable.  The extent of losses from catastrophes is a function of both the total amount of insured exposures in the affected areas and the severity of the events themselves.  Although Boardwalk Pipeline carries insurance, in the event of a loss the coverage could be insufficient or there could be a material delay in the receipt of the insurance proceeds.

Loews Hotels.  Hotels operated by Loews Hotels are exposed to damage, business interruption and reductions in travel and tourism in markets affected by significant natural disasters such as hurricanes. For example, Loews Hotels’ properties located in Florida and New Orleans suffered significant damage from hurricanes and related flooding during the past three years.

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

The businesses operated by certain of our subsidiaries are impacted by current and potential federal, state and local governmental regulations which imposes or might impose a variety of restrictions and compliance obligations on those companies. Governmental regulations can also change materially in ways that could adversely affect those companies. Risks faced by our subsidiaries related to governmental regulation include the following:

CNA.  The insurance industry is subject to comprehensive and detailed regulation and supervision throughout the United States. Most insurance regulations are designed to protect the interests of CNA’s policyholders rather than its investors. Each state in which CNA does business has established supervisory agencies that regulate the manner in which CNA does business. Their regulations relate to, among other things:

•	standards of solvency, including risk-based capital measurements;

Item 1A.  Risk Factors

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on CNA’s ability to withdraw from unprofitable lines of insurance or unprofitable market areas;

•	the required use of certain methods of accounting and reporting;

•	the establishment of reserves for unearned premiums, losses and other purposes;

•	potential assessments for funds necessary to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers;

•	licensing of insurers and agents;

•	approval of policy forms;

•	limitations on the ability of CNA’s insurance subsidiaries to pay dividends to us; and

•	limitations on the ability to non-renew, cancel or change terms and conditions in policies.

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

Lorillard.  A bill that would grant the FDA authority to regulate tobacco products was introduced in Congress in February 2007. The bill is being supported by Philip Morris and opposed by Lorillard, RAI and most other tobacco manufacturers. It has been considered in hearings by Congressional committees in both houses of Congress during 2007, and one Senate committee has approved the bill with certain modifications. Lorillard is aware of reports that a subcommittee of the House of Representatives will likely schedule a hearing on this bill in early March of 2008. The proposed bill would:

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to impose broad additional restrictions.

In addition, some states have enacted or proposed regulations, including with respect to mandatory disclosure of ingredients, including flavorings, some of which are trade secrets. State and local laws or rules that prohibit or restrict smoking in public places and workplaces continue to be enacted and proposed. Lorillard cannot predict the ultimate

Item 1A.  Risk Factors

impact of these laws or regulatory proposals, but believes they will continue to reduce sales and increase costs. Extensive and inconsistent regulation by multiple states could prove to be particularly disruptive to Lorillard’s business.

It is possible that such additional regulation could result in a decrease in cigarette sales in the United States (including sales of Lorillard brands) and an increase in costs, to Lorillard, which may have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that such regulation may adversely affect Lorillard’s ability to compete against its larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

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

Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas and other aspects of the oil and gas industries. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect Diamond Offshore’s operations by limiting drilling opportunities.

The Minerals Management Service of the U.S. Department of the Interior, or MMS, has established guidelines for drilling operations in the GOM. Diamond Offshore believes that it is currently in compliance with the existing regulations set forth by the MMS with respect to its operations in the GOM; however, these regulations are continually under review. Implementation of additional MMS regulations may subject Diamond Offshore to increased costs of operating, or a reduction in the area and/or periods of operation, in the GOM.

HighMount.  All of HighMount’s operations are conducted onshore in the United States. The U.S. oil and gas industry, and HighMount’s operations, are subject to regulation at the federal, state and local level. Such regulation includes requirements with respect to, among other things: permits to drill and to conduct other operations; provision of financial assurances (such as bonds) covering drilling and well operations; the location of wells; the method of drilling and completing wells; the surface use and restoration of properties upon which wells are drilled; the plugging and abandoning of wells; the marketing, transportation and reporting of production; and the valuation and payment of royalties; the size of drilling and spacing units (regarding the density of wells which may be drilled in a particular area); the unitization or pooling of natural gas and oil properties; maximum rates of production from natural gas and oil wells; venting or flaring of natural gas and the ratability of production.

HighMount’s operations are also subject to federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the generation, storage, transportation and disposal of contaminants, and the protection of public health, natural resources, wildlife and the environment. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. In addition, HighMount’s operations may require it to obtain permits for, among other things, air emissions, discharges into surface waters, and the construction and operation of underground injection wells or surface pits to dispose of produced saltwater and other non-hazardous oilfield wastes.

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

Item 1A.  Risk Factors

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

The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration has issued a final rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and take additional measures to protect pipeline segments located in what the rule refers to as high consequence areas (“HCAs”) where a leak or rupture could potentially do the most harm.

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

Lorillard.  Lorillard competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Lorillard is subject to highly competitive conditions in all aspects of its business. The competitive environment and Lorillard’s competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Lorillard’s principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RAI. RAI was formed in 2004 as a result of the merger of R.J. Reynolds Tobacco Company (now a wholly owned subsidiary of RAI) and the U.S. operations of Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation and an indirect, wholly owned subsidiary of British American Tobacco p.l.c.). Lorillard also competes against numerous other smaller manufacturers or importers of cigarettes. If Lorillard’s major competitors were to significantly increase the level of price discounts offered to consumers, Lorillard could respond by increasing price discounts, which could have a materially adverse effect on its profitability and results of operations.

Diamond Offshore.  The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and gas exploration and production companies have reduced the number of available customers. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors.

Item 1A.  Risk Factors

HighMount.  HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well completion services. HighMount also competes in the marketing of produced natural gas and NGLs. Some of HighMount’s competitors have substantially larger financial and other resources than HighMount. Factors that affect HighMount’s ability to acquire producing properties include available funds, available information about the property and standards established by HighMount for minimum projected return on investment. Competition for sales of natural gas and NGLs is also presented by alternative fuel sources, including heating oil, imported liquefied natural gas and other fossil fuels.

Boardwalk Pipeline.  Boardwalk Pipeline competes primarily with other interstate and intrastate pipelines in the transportation and storage of natural gas. Natural gas also competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils. The principal elements of competition among pipelines are rates, terms of service, access to gas supplies, flexibility and reliability. The FERC’s policies promoting competition in gas markets are having the effect of increasing the gas transportation options for Boardwalk Pipeline’s traditional customer base. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s systems or, in cases where Boardwalk Pipeline does not have long term fixed rate contracts, could force Boardwalk Pipeline to lower its transportation or storage rates. Competition could intensify the negative impact of factors that significantly decrease demand for natural gas in the markets served by Boardwalk Pipeline’s systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Boardwalk Pipeline’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors. Boardwalk Pipeline also competes against a number of intrastate pipelines which have significant regulatory advantages over its and other interstate pipelines because of the absence of FERC regulation. In view of potential rate increases, construction and service flexibility available to intrastate pipelines, Boardwalk Pipeline may lose customers and throughput to intrastate competitors.

We and our subsidiaries are subject to litigation.

We and our subsidiaries are subject to litigation in the normal course of business. Litigation is costly and time consuming to defend and could result in a material expense. Please read information on litigation included in the MD&A under Item 7 and Note 21 of the Notes to Consolidated Financial Statements included under Item 8. Certain of the litigation risks faced by us and our subsidiaries are as follows:

CNA.  CNA faces substantial risks of litigation and arbitration beyond ordinary course claims and A&E matters, which may contain assertions in excess of amounts covered by reserves that CNA has established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages.

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

Our success and the success of our operating subsidiaries substantially depends upon each company’s ability to attract and retain high quality executives and other qualified employees. In many instances, there may be only a limited number of available qualified executives in the business lines in which we and our subsidiaries compete and the loss of one or more key employees or the inability to attract and retain other talented personnel could impede the successful implementation of our and our subsidiaries’ business strategies. For example, Lorillard is currently experiencing difficulty in identifying and hiring qualified personnel in some areas of its business, due primarily to the health and social issues associated with the tobacco industry. In addition, Diamond Offshore and HighMount have experienced and continue to experience upward pressure on salaries and wages and increased competition for skilled workers as a result of the strengthening offshore drilling and oil and gas markets. Diamond Offshore has also sustained the loss of experienced personnel to competitors and customers. In response to these market conditions, Diamond Offshore and HighMount have implemented retention programs, including increases in compensation.

Item 1A.  Risk Factors

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

•
the risk of substantial environmental costs and liabilities is inherent in natural gas transportation, gathering and storage, including with respect to, among other things, the handling and discharge of solid and hazardous waste from Boardwalk Pipeline’s facilities, compliance with clean air standards and the abandonment and reclamation of Boardwalk Pipeline’s facilities, sites and other properties; and

•
development, production and sale of natural gas and NGLs in the United States are subject to extensive environmental laws and regulations, including those related to discharge of materials into the environment and environmental protection, permits for drilling operations, bonds for ownership, development and production of oil and gas properties and reports concerning operations, which could result in liabilities for personal injuries, property damage, spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, suspension or termination of HighMount’s operations and administrative, civil and criminal penalties.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Information relating to our properties and our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Insurance Related – Information with respect to insurance related legal proceedings is incorporated by reference to Note 21, Legal Proceedings - Insurance Related of the Notes to Consolidated Financial Statements included in Item 8.

Tobacco Related – Approximately 4,775 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,775 of these cases. Approximately 1,050 of these lawsuits against Lorillard are Engle Progeny Cases, described below, in which the claims of approximately 3,000 individual plaintiffs are asserted. Loews Corporation is a defendant in three of the cases pending in the U.S. and in a fourth suit pending in Israel. Information with respect to tobacco related legal proceedings is incorporated by reference to Note 21, Legal Proceedings – Tobacco Related of the Notes to Consolidated Financial Statements included in Item 8. Additional information regarding tobacco related legal proceedings is contained below and in Exhibit 99.01.

The pending product liability cases are composed of the following types of cases:

Conventional product liability cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 215 cases are pending, including approximately 55 cases against Lorillard. Loews Corporation is a defendant in one of the conventional product liability cases.

West Virginia individual personal injury cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Defendants have petitioned the U.S. Supreme Court to review the order that will govern the trial. Lorillard is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. Loews Corporation is not a defendant in any of these cases. The court has stayed activity in the proceeding, including the start of trial, until a petition pending before the U.S. Supreme Court in a case in which Lorillard is not a defendant is resolved.

Class action cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. One of these cases, Schwab v. Philip Morris USA, Inc., et al., is on behalf of a purported nationwide class composed of purchasers of light cigarettes. Loews Corporation is a defendant in two of the class action cases. Lorillard is not a defendant in approximately 25 additional lights class action cases that are pending against other cigarette manufacturers. Reference is made to Exhibit 99.01 to this Report for a list of pending Class Action Cases in which Lorillard is a party.

One of the cases pending against Lorillard, Engle, was certified as a class action prior to trial. Following trial, the class was ordered decertified by the Florida Supreme Court, which allowed the class members to proceed with individual cases. Lorillard is a defendant in approximately 1,050 of these cases. Approximately 3,000 individual plaintiffs assert claims in these cases. Loews Corporation is not a defendant in any of these cases.

Reimbursement cases are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies, and private citizens. Lorillard is a defendant in three Reimbursement cases pending against cigarette manufacturers in the United States. Loews Corporation is not a defendant in any of the Reimbursement cases pending in the U.S. Lorillard and Loews Corporation are defendants in an additional case pending in Israel. Reference is made to Exhibit 99.01 to this Report for a list of pending Reimbursement Cases in which Lorillard is a party.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement and injunctive relief. During August of 2006, U.S. District Court, District of Columbia entered a final judgment and remedial order following trial of this matter. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order granted equitable relief and imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is

Item 3.  Legal Proceedings
Tobacco Related – (Continued)

likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect Lorillard’s future sales and profits. The parties have noticed appeals from this judgment. It is possible that the appellate court could reconsider its order from February of 2005 that barred the government from seeking disgorgement of profits. Lorillard is one of the defendants in the case. Loews Corporation is not a party to this action.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

David B. Edelson	Senior Vice President	48	2005
Gary W. Garson	Senior Vice President, General Counsel and	61	1988
	Secretary
Herbert C. Hofmann	Senior Vice President	65	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	63	1997
Arthur L. Rebell	Senior Vice President	67	1998
Andrew H. Tisch	Office of the President, Co-Chairman of the Board	58	1985
	and Chairman of the Executive Committee
James S. Tisch	Office of the President, President and	55	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	54	1987

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Our common stock is listed on the New York Stock Exchange under the symbol “LTR.” The following table sets forth the reported high and low sales prices in each calendar quarter of 2007 and 2006:

	2007		2006
	High	Low	High	Low

First Quarter	$46.32	$40.21	$34.26	$30.75
Second Quarter	53.46	45.47	36.79	33.24
Third Quarter	52.88	42.35	38.79	34.85
Fourth Quarter	51.10	44.18	41.92	37.49

The following graph compares the total annual return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”) and our peer group (“Loews Peer Group”) for the five years ended December 31, 2007. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index and the Loews Peer Group was $100 on December 31, 2002 and that all dividends were reinvested.

400
350
300
250
200
150
100
50
2002
2003
2004
2005
2006
2007
Loews Corporation Stock
S&P 500 Index
Loews Peer Group

	2002	2003	2004	2005	2006	2007
Loews Corporation Stock	100.00	112.76	161.89	220.03	290.53	354.55
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
Loews Peer Group	100.00	124.58	135.43	156.55	179.05	179.62

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

The Loews Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries: Ace Limited, Altria Group, Inc., American International Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Hartford Financial Services Group, Inc., Reynolds American, Inc., Safeco Corporation, St. Paul Companies (included through 2003), The Travelers Companies, Inc., UST, Inc. and XL Capital Ltd.

Carolina Group stock

Carolina Group stock is listed on the New York Stock Exchange under the symbol “CG.” The following table sets forth the reported high and low sales prices in each calendar quarter of 2007 and 2006:

	2007		2006
	High	Low	High	Low

First Quarter	$76.26	$64.00	$49.99	$43.96
Second Quarter	80.28	74.29	52.92	46.44
Third Quarter	82.25	70.25	60.94	51.18
Fourth Quarter	92.79	79.07	64.72	55.13

The following graph compares the total annual return of Carolina Group stock, the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Tobacco Index (“S&P Tobacco”) for the five years ended December 31, 2007. The graph assumes that the value of the investment in our Carolina Group stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

600
550
500
450
400
350
300
250
200
150
100
50
2002
2003
2004
2005
2006
2007
Carolina Group Stock
S&P 500 Index
S&P Tobacco

	2002	2003	2004	2005	2006	2007
Carolina Group Stock	100.00	134.60	165.47	264.82	403.28	543.99
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
S&P Tobacco	100.00	141.28	169.29	211.94	258.90	310.29

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews Common Stock were paid in each calendar quarter of 2007 and the last three quarters of 2006. Regular dividends of $0.05 per share were paid in the first quarter of 2006. We increased our quarterly cash dividend on Loews common stock to $0.0625 per share beginning in the second quarter of 2006.

We have paid quarterly cash dividends on Carolina Group stock in each year since inception. Regular dividends of $0.455 per share of Carolina Group stock were paid in each calendar quarter of 2007 and 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2007 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	4,787,041	$28.085	5,051,751
Carolina Group stock:
Equity compensation plans approved by
security holders (b)	628,328	$49.776	360,500
Equity compensation plans not approved
by security holders (c)	N/A	N/A	N/A

(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	Consists of the Carolina Group 2002 Stock Option Plan.
(c)	We do not have equity compensation plans that have not been authorized by our stockholders.

Approximate Number of Equity Security Holders

We have approximately 1,550 holders of record of Loews common stock and approximately 60 holders of record of Carolina Group stock.

Common Stock Repurchases

We repurchased Loews common stock in 2007 as follows:

	Total number of	Average price
Period	shares purchased	paid per share

January 1, 2007 – March 31, 2007	7,261,449	$43.24
April 1, 2007 – June 30, 2007	1,437,100	48.86
July 1, 2007 – September 30, 2007	6,091,400	47.21
October 1, 2007 – December 31, 2007	0	N/A

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Loews Corporation
New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in method of accounting for defined benefit pension and other postretirement plans in 2006.

DELOITTE & TOUCHE LLP

New York, NY
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Loews Corporation
New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, listed in the Index at Item 8. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY
February 26, 2008

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2007	2006	2005	2004	2003
(In millions, except per share data)

Results of Operations:

Revenues	$18,380	$17,702	$15,832	$15,060	$16,293
Income (loss) before taxes and minority
interest	$4,575	$4,448	$1,827	$1,808	$(1,375)
Income (loss) from continuing operations	$2,481	$2,502	$1,181	$1,224	$(666)
Discontinued operations, net	8	(11)	31	(8)	69
Net income (loss)	$2,489	$2,491	$1,212	$1,216	$(597)

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$1,948	$2,086	$930	$1,040	$(781)
Discontinued operations, net	8	(11)	31	(8)	69
Loews common stock	1,956	2,075	961	1,032	(712)
Carolina Group stock	533	416	251	184	115
Net income (loss)	$2,489	$2,491	$1,212	$1,216	$(597)

Diluted Net Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$3.64	$3.77	$1.67	$1.87	$(1.40)
Discontinued operations, net	0.01	(0.02)	0.05	(0.02)	0.12
Net income (loss)	$3.65	$3.75	$1.72	$1.85	$(1.28)

Carolina Group stock	$4.91	$4.46	$3.62	$3.15	$2.76

Financial Position:

Investments	$47,923	$53,870	$45,360	$44,272	$42,513
Total assets	76,079	76,881	70,906	73,720	77,674
Debt	7,258	5,572	5,207	6,990	5,820
Shareholders’ equity	17,591	16,502	13,092	11,970	10,855
Cash dividends per share:
Loews common stock	0.25	0.24	0.20	0.20	0.20
Carolina Group stock	1.82	1.82	1.82	1.82	1.81
Book value per share of Loews common
stock	32.40	30.14	23.64	21.85	19.95
Shares outstanding:
Loews common stock	529.68	544.20	557.54	556.75	556.34
Carolina Group stock	108.46	108.33	78.19	67.97	57.97

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary);

•	the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary);

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview – (Continued)

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

The following discussion should be read in conjunction with Item 1A, Risk Factors, and Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Consolidated Financial Results

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

Year Ended December 31	2007	2006
(In millions, except per share data)

Net income attributable to Loews common stock:
Income from continuing operations	$1,948	$2,086
Discontinued operations, net	8	(11)
Net income attributable to Loews common stock	1,956	2,075
Net income attributable to Carolina Group stock	533	416
Consolidated net income	$2,489	$2,491

Net income per share:
Loews common stock
Income from continuing operations	$3.64	$3.77
Discontinued operations, net	0.01	(0.02)
Loews common stock	$3.65	$3.75
Carolina Group stock	$4.91	$4.46

Consolidated net income (including both the Loews Group and Carolina Group) for the year ended December 31, 2007 was $2,489 million, compared to $2,491 million in the prior year.

Net income attributable to Loews common stock in 2007 amounted to $1,956 million, or $3.65 per share, compared to $2,075 million, or $3.75 per share, in the prior year. The decrease in net income reflects reduced investment income, reduced results at CNA and a decrease in the share of Carolina Group earnings attributable to Loews common stock, due to the sale of Carolina Group stock in August and May of 2006, partially offset by higher results from Lorillard, Inc.

Net income attributable to Loews common stock includes net investment losses of $67 million (after tax and minority interest) in 2007 compared to net investment gains of $69 million (after tax and minority interest) in the prior year. The net investment losses in 2007 were primarily driven by $428 million (after tax and minority interest) of other-than-temporary impairment losses at CNA which were partially offset by a gain of $93 million (after tax) related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Net income per share of Carolina Group stock for 2007 was $4.91 per share, compared to $4.46 per share in the prior year. The increase in net income is primarily due to higher effective unit prices resulting from price increases in December 2006 and September 2007, lower sales promotion expenses and a lower effective tax rate, partially offset by an increase in expenses for the State Settlement Agreements and a charge related to litigation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Proposed Separation of Lorillard

On December 17, 2007, we announced that our Board of Directors has approved a plan to dispose of our entire ownership interest in Lorillard in a tax-free manner, resulting in the elimination of the Carolina Group, and all of the Carolina Group stock, and establishing Lorillard as an independent public company. The disposition, which we refer to as the “Separation,” would be accomplished through our (i) redemption of all outstanding Carolina Group stock in exchange for shares of Lorillard common stock, with holders of Carolina Group stock receiving one share of Lorillard common stock in exchange for each share of Carolina Group stock they currently own, and (ii) disposition of our remaining Lorillard common stock in an exchange offer for shares of outstanding Loews common stock or, if we determine not to effect the exchange offer, or if the exchange offer is not fully subscribed, as a pro rata dividend to holders of Loews common stock.

Classes of Common Stock

Pending consummation of the Separation, we have a two class common stock structure. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of our assets and liabilities referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are:

•	our 100% stock ownership interest in Lorillard;

•
notional intergroup debt owed by the Carolina Group to the Loews Group ($218 million outstanding at February 12, 2008), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

The outstanding Carolina Group stock represents a 62.4% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group.

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

Upon consummation of the Separation, the Carolina Group will cease to exist. At that time we intend to restate our Certificate of Incorporation to reflect the elimination of the Carolina Group and the Carolina Group Stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries, principally Lorillard, Diamond Offshore, Boardwalk Pipeline and CNA. Following the Separation, we will no longer receive dividends or other cash payments from Lorillard. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our stockholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Liquidity and Capital Resources – CNA Financial, below). Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

At December 31, 2007, the book value per share of Loews common stock was $32.40, compared to $30.14 at December 31, 2006.

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

Insurance Reserves

Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts typically include traditional life insurance, payout annuities and long term care products and are estimated using actuarial estimates about mortality, morbidity and persistency as well as assumptions about expected investment returns. The reserve for unearned premiums on property and casualty and accident and health contracts represents the portion of premiums written related to the unexpired terms of coverage. The inherent risks associated with the reserving process are discussed in the Reserves – Estimates and Uncertainties section below.

Reinsurance

Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as receivables in the Consolidated Balance Sheets. The ceding of insurance does not discharge CNA of its primary liability under insurance contracts written by CNA. An exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under reinsurance agreements. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, CNA’s past experience and current economic conditions. Further information on CNA’s reinsurance program is included in Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates – (Continued)

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

Except for the impact of the State Settlement Agreements and the Scott case described in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

CNA is also involved in various legal proceedings that have arisen during the ordinary course of business. CNA evaluates the facts and circumstances of each situation, and when CNA determines it necessary, a liability is estimated and recorded. Please read Item 3 - Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8.

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

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. CNA has an Impairment Committee, which reviews the investment portfolio on a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in Note 2 of the Notes to Consolidated Financial Statements included under Item 8.

Securities in the parent company’s investment portfolio that are not part of its cash management activities are classified as trading securities in order to reflect our investment philosophy. These investments are carried at fair value with the net unrealized gain or loss included in the Consolidated Statements of Income.

Long Term Care Products

Reserves and deferred acquisition costs for CNA’s long term care products are based on certain assumptions including morbidity, policy persistency and interest rates. The recoverability of deferred acquisition costs and the adequacy of the reserves are contingent on actual experience related to these key assumptions and other factors such as future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition costs may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development. Therefore, our financial results could be adversely impacted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates – (Continued)

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

Further information on our pension and postretirement benefit obligations is included in Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Valuation of HighMount’s Proved Reserves

HighMount follows the full cost method of accounting for natural gas and natural gas liquids (“NGLs”) exploration and production (“E&P”) activities prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved natural gas and NGL reserves, as well as capitalized asset retirement costs, net of projected salvage values. Capitalized costs in the depletable base are subject to a ceiling test prescribed by the SEC. The test limits capitalized amounts to a ceiling - the present value of estimated future net revenues to be derived from the production of proved natural gas and NGL reserves, assuming period-end pricing adjusted for any cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. HighMount performs the ceiling test quarterly and would recognize asset impairments to the extent that total capitalized costs exceed the ceiling. In addition, gains or losses on the sale or other disposition of natural gas and NGL properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

HighMount’s estimate of proved reserves requires a high degree of judgment and is dependent on factors such as historical data, engineering estimates of proved reserve quantities, estimates of the amount and timing of future expenditures to develop the proved reserves, and estimates of future production from the proved reserves. HighMount’s estimated proved reserves as of December 31, 2007, are based upon studies for each of HighMount’s properties prepared by HighMount’s staff engineers and reviewed by Ryder Scott Company, L.P., independent consulting petroleum engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Given the volatility of natural gas and NGL prices, it is possible that HighMount’s estimate of discounted future net cash flows from proved natural gas and NGL reserves that is used to calculate the ceiling could materially change in the near-term.

The process to estimate reserves is imprecise, and estimates are subject to revision. If there is a significant variance in any of HighMount’s estimates or assumptions in the future and revisions to the value of HighMount’s proved reserves are necessary, related depletion expense and the calculation of the ceiling test would be affected and recognition of natural gas and NGL property impairments could occur. See Note 1 of the Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is an 89% owned subsidiary.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. As a result of CNA’s realignment of management responsibilities in the fourth quarter of 2007, CNA has revised its property and casualty segments. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). Previously, excess and surplus lines and CNA Global were included in Standard Lines.

The new segment structure reflects the way CNA management currently reviews results and makes business decisions. Prior period segment disclosures have been conformed to the current year presentation.

The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlements of A&E.

Reserves – Estimates and Uncertainties

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

•
the effects of accounting and financial reporting scandals and other major corporate governance failures, which have resulted in an increase in the number and size of claims, including directors and officers (“D&O”) and errors and omissions (“E&O”) insurance claims;

•	class action litigation relating to claims handling and other practices;

•	construction defect claims, including claims for a broad range of additional insured endorsements on policies;

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to silica, welding rods, benzene, lead and various other chemical exposure claims.

CNA’s experience has been that establishing reserves for casualty coverages relating to A&E claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported A&E claims are subject to a higher degree of variability due to a number of additional factors, including among others:

•	coverage issues, including whether certain costs are covered under the policies and whether policy limits apply;

•	inconsistent court decisions and developing legal theories;

•	continuing aggressive tactics of plaintiffs’ lawyers;

•	the risks and lack of predictability inherent in major litigation;

•	changes in the volume of A&E claims;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on any umbrella or excess policies CNA has issued;

•	the number and outcome of direct actions against CNA; and

•	CNA’s ability to recover reinsurance for A&E claims.

It is also not possible to predict changes in the legal and legislative environment and the impact on the future development of A&E claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. A further uncertainty exists as to whether a national privately financed trust to replace litigation of asbestos claims with payments to claimants from the trust will be established and approved through federal legislation, and, if established and approved, whether it will contain funding requirements in excess of CNA’s carried loss reserves.

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of CNA management. For A&E, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a comprehensive ground-up analysis on its exposures annually. CNA’s actuaries, in conjunction with its specialized claim unit, use various modeling techniques to estimate its overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report A&E exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes, and other factors. Due to the inherent uncertainties in estimating reserves for A&E claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in our claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the A&E Reserves section of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional information relating to A&E claims and reserves.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

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
Results of Operations – CNA Financial – (Continued)

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

For other more complex products where the above methods may not produce reliable indications, CNA uses additional methods tailored to the characteristics of the specific situation. Such products include construction defect losses and A&E.

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
Results of Operations – CNA Financial – (Continued)

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

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in CNA management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s reserves are slightly higher than the actuarial point estimate. CNA does not establish a specific provision for uncertainty. For Standard and Specialty Lines, the difference between CNA’s reserves and the actuarial point estimate is primarily due to the three most recent accident years. The claim data from these accident years is very immature. CNA believes it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. For Other Insurance, the carried reserve is slightly higher than the actuarial point estimate. For A&E exposures, CNA feels it is prudent, based on the history of developments in this area and the volatility associated with the reserves, to be above the point estimate until the ultimate outcome of the issues associated with these exposures is clearer.

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
Results of Operations – CNA Financial – (Continued)

Within Standard Lines, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by one point for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $450 million. If estimated workers’ compensation claim cost inflation decreases by one point for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $400 million. CNA’s net reserves for Standard Lines workers’ compensation were approximately $4.5 billion at December 31, 2007.

For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 13.0%, CNA estimates that its net reserves would increase by approximately $300 million. If the estimated incurred development factor for general liability decreases by 9.0%, CNA estimates that its net reserves would decrease by approximately $200 million. CNA’s net reserves for Standard Lines general liability were approximately $3.5 billion at December 31, 2007.

Within Specialty Lines, CNA believes a material deviation to its net reserves is reasonably possible for professional liability and related business in the U.S. Specialty Lines group. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 7.0%, CNA estimates that the net reserves would increase by approximately $300 million. If the estimated claim severity decreases by 2.0%, CNA estimates that net reserves would decrease by approximately $100 million. CNA’s net reserves for this business were approximately $4.4 billion at December 31, 2007.

Within Other Insurance, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are CNA Re and A&E.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 22.0%, CNA estimates that its net reserves for CNA Re would increase by approximately $150 million. If the estimated incurred development factor for CNA Re decreases by 22.0%, CNA estimates that its net reserves would decrease by approximately $150 million. CNA’s net reserves for CNA Re were approximately $1.0 billion at December 31, 2007.

For A&E, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for A&E increases by 4 points, CNA estimates that its A&E net reserves would increase by approximately $350 million. If the estimated overall account size trend for A&E decreases by 4 points, CNA estimates that its A&E net reserves would decrease by approximately $250 million. CNA’s net reserves for A&E were approximately $1.6 billion at December 31, 2007.

Given the factors described above, it is not possible to quantify precisely the ultimate exposure represented by claims and related litigation. As a result, CNA regularly reviews the adequacy of its reserves and reassesses its reserve estimates

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

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

Reinsurance

Due to significant catastrophes during 2005, the cost of CNA’s catastrophe reinsurance program has increased.  CNA’s catastrophe reinsurance protection cost CNA $93 million and $79 million in 2007 and 2006, neither of which included reinstatement premiums.  Currently, the 2008 catastrophe reinsurance program will cost CNA $55 million before the impact of any reinstatement premiums.

The terms of CNA’s 2008 catastrophe programs are different than those of its 2007 programs.  The Corporate Property Catastrophe treaty provides coverage for the accumulation of losses between $300 million and $900 million arising out of a single catastrophe occurrence in the United States, its territories and possessions, and Canada.  CNA’s co-participation is 35.0% of the first $100 million layer of the coverage provided and 5.0% of the remaining layers.  Additional protection above $900 million may be purchased in either the traditional reinsurance or financial markets prior to June 1, 2008 depending on market conditions.

Further information on CNA’s reinsurance program is included in Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Restructuring

In 2001, CNA finalized and approved a plan related to restructuring the property and casualty segments and Life & Group Non-Core segment, discontinuation of its variable life and annuity business and consolidation of real estate locations. During 2006, CNA reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as CNA had completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in income of $7 million after tax and minority interest for the year ended December 31, 2006.

Segment Results

The following discusses the results of continuing operations for CNA’s operating segments.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. As a result of CNA’s realignment of management responsibilities in the fourth quarter of 2007, CNA has revised its property and casualty segments as if the current segment changes occurred as of the beginning of the earliest period presented. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). Previously, excess and surplus lines and CNA Global were included in Standard Lines.

Standard Lines previously included other revenues and expenses related to claim services provided by CNA ClaimPlus, Inc. to other units within the Standard Lines segment because these revenues and expenses were eliminated at the consolidated level. These amounts are now eliminated within Standard Lines for all periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

CNA’s property and casualty field structure consists of 33 branch locations across the country organized into 2 territories. Each branch provides the marketing, underwriting and risk control expertise on the entire portfolio of products. The Centralized Processing Operation for small and middle-market customers, located in Maitland, Florida, handles policy processing, billing and collection activities, and also acts as a call center to optimize customer service. The claims structure consists of a centralized claim center designed to efficiently handle property damage and medical only claims and 14 claim office locations around the country handling the more complex claims.

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after tax and minority interest effects of (1) net realized investment gains or losses, (2) income or loss from discontinued operations and (3) any cumulative effects of changes in accounting principles. In evaluating the results of our Standard Lines and Specialty Lines segments, CNA management utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31	2007	2006	2005
(In millions, except %)

Net written premiums	$3,267	$3,598	$3,473
Net earned premiums	3,379	3,557	3,518
Net investment income	878	840	632
Net operating income (loss)	536	405	(80)
Net realized investment gains (losses)	(87)	41	18
Net income (loss)	449	446	(62)

Ratios:
Loss and loss adjustment expense	67.4%	72.5%	90.3%
Expense	32.5	31.6	32.7
Dividend	0.2	0.5	0.6
Combined	100.1%	104.6%	123.6%

2007 Compared with 2006

Net written premiums for Standard Lines decreased $331 million in 2007 as compared with 2006, primarily due to decreased production. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $178 million in 2007 as compared with 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 4% for 2007, as compared to flat rates for 2006 for the contracts that renewed during those periods. Retention rates of 79% and 81% were achieved for those contracts that were available for renewal in each period.

Net income increased $3 million in 2007 as compared with 2006. This increase was primarily attributable to improved net operating income, offset by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

Net operating income increased $131 million in 2007 as compared with 2006. This increase was primarily driven by favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006 and increased net investment income. These favorable impacts were partially offset by decreased current accident year underwriting results including increased catastrophe losses. Catastrophe losses were $43 million after tax and minority interest in 2007, as compared to $32 million after tax and minority interest in 2006.

The combined ratio improved 4.5 points in 2007 as compared with 2006. The loss ratio improved 5.1 points primarily due to favorable net prior year development in 2007 as compared to unfavorable net prior year development in 2006. This favorable impact was partially offset by higher current accident year loss ratios primarily related to the decline in rates.

The dividend ratio improved 0.3 points in 2007 as compared with 2006 due to favorable dividend development in the workers’ compensation line of business.

The expense ratio increased 0.9 points in 2007 as compared with 2006, primarily reflecting the impact of declining earned premiums.

Favorable net prior year development of $123 million was recorded in 2007, including $104 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development. Unfavorable net prior year development of $150 million, including $208 million of unfavorable claim and allocated claim adjustment expense reserve development and $58 million of favorable premium development, was recorded in 2006. Further information on Standard Lines Net Prior Year Development for 2007 and 2006 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for Standard Lines.

December 31	2007	2006
(In millions)

Gross Case Reserves	$5,988	$5,826
Gross IBNR Reserves	6,060	6,691

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$12,517

Net Case Reserves	$4,750	$4,571
Net IBNR Reserves	5,170	5,543

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,920	$10,114

2006 Compared with 2005

Net written premiums for Standard Lines increased $125 million in 2006 as compared with 2005. This increase was primarily driven by favorable new business, rate and retention in the property products. Net earned premiums increased $39 million in 2006 as compared with 2005, consistent with the increased premiums written.

Standard Lines averaged flat rates for 2006, as compared to decreases of 2.0% for 2005 for the contracts that renewed during those periods. Retention rates of 81.0% and 76.0% were achieved for those contracts that were up for renewal in each period.

Net results increased $508 million in 2006 as compared with 2005. This increase was attributable to increases in net operating results and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment gains.

Net operating results increased $485 million in 2006 as compared with 2005. This increase was primarily driven by significantly reduced catastrophe losses in 2006, an increase in net investment income and a decrease in unfavorable net

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

prior year development as discussed below. The 2006 net operating results included catastrophe impacts of $28 million after tax and minority interest. The 2005 net operating results included catastrophe impacts of $290 million after tax and minority interest related to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia, net of reinsurance recoveries.

The combined ratio improved 19.0 points in 2006 as compared with 2005. The loss ratio improved 17.8 points due to decreased unfavorable net prior year development as discussed below and decreased catastrophe losses in 2006. The 2006 and 2005 loss ratios included 1.5 and 13.9 points related to the impact of catastrophes.

The expense ratio improved 1.1 points in 2006 as compared with 2005. This improvement was primarily due to a decrease in the provision for insurance bad debt. In addition, the 2005 ratio included increased ceded commissions as a result of an unfavorable arbitration ruling related to two reinsurance treaties. Changes in estimates for premium taxes partially offset these favorable impacts.

Unfavorable net prior year development of $150 million was recorded in 2006, including $208 million of unfavorable claim and allocated claim adjustment expense reserve development and $58 million of favorable premium development. Unfavorable net prior year development of $403 million, including $433 million of unfavorable claim and allocated claim adjustment expense reserve development and $30 million of favorable premium development, was recorded in 2005. Further information on Standard Lines Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2006 and 2005, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $110 million and $255 million, which is included in the development above, and which was partially offset by the release of previously established allowance for uncollectible reinsurance. These commutations resulted in an unfavorable after tax and minority interest impact of $28 million and $139 million in 2006 and 2005. Several of the commuted contracts contained interest crediting provisions. The interest charges associated with the reinsurance contracts commuted were $8 million after tax and minority interest and $37 million after tax and minority interest in 2006 and 2005. The 2005 amount includes the interest charges associated with the contract commuted in 2006. There will be no further interest crediting charges related to these commuted contracts in future periods.

Specialty Lines

The following table summarizes the results of operations for Specialty Lines for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31	2007	2006	2005
(In millions, except %)

Net written premiums	$3,506	$3,431	$3,372
Net earned premiums	3,484	3,411	3,367
Net investment income	621	554	416
Net operating income	550	573	348
Net realized investment gains (losses)	(47)	23	2
Net income	503	596	350

Ratios:
Loss and loss adjustment expense	62.8%	60.4%	68.3%
Expense	26.7	27.4	27.4
Dividend	0.2	0.1	0.1
Combined	89.7%	87.9%	95.8%

2007 Compared with 2006

Net written premiums for Specialty Lines increased $75 million in 2007 as compared with 2006. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2006. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

more than offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s current diversification in the previously reinsured lines of business and its management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $73 million as compared with the same period in 2006, consistent with the increased net premiums written.

Specialty Lines averaged rate decreases of 3.0% for 2007, as compared to decreases of 1% for 2006 for the contracts that renewed during those periods. Retention rates of 83.0% and 85.0% were achieved for those contracts that were up for renewal in each period.

Net income decreased $93 million in 2007 as compared with 2006. This decrease was primarily attributable to decreases in net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income decreased $23 million in 2007 as compared with 2006. This decrease was primarily driven by decreased current accident year underwriting results and less favorable net prior year development. These decreases were partially offset by increased net investment income and favorable experience in the warranty line of business.

The combined ratio increased 1.8 points in 2007 as compared with 2006. The loss ratio increased 2.4 points, primarily due to higher current accident year losses related to the decline in rates and less favorable net prior year development as discussed below.

The expense ratio improved 0.7 points in 2007 as compared with 2006. This improvement was primarily due to a favorable change in estimate related to dealer profit commissions in the warranty line of business.

Favorable net prior year development of $36 million was recorded in 2007, including $25 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Favorable net prior year development of $66 million, including $61 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development, was recorded in 2006. Further information on Specialty Lines Net Prior Year Development for 2007 and 2006 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for Specialty Lines.

December 31	2007	2006
(In millions)

Gross Case Reserves	$2,585	$2,635
Gross IBNR Reserves	5,818	5,311
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,403	$7,946

Net Case Reserves	$2,090	$2,013
Net IBNR Reserves	4,527	4,010
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,617	$6,023

2006 Compared with 2005

Net written premiums for Specialty Lines increased $59 million in 2006 as compared with 2005. This increase was primarily due to improved production across certain lines of business. Net earned premiums increased $44 million in 2006 as compared with 2005, consistent with the increased premium written.

Specialty Lines averaged rate decreases of 1.0% for 2006, as compared to increases of 1% for 2005 for the contracts that renewed during those periods. Retention rates of 85.0% and 84.0% were achieved for those contracts that were up for renewal in each period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

Net income increased $246 million in 2006 as compared with 2005. This increase was attributable to increases in net operating income and net realized investment gains. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income increased $225 million in 2006 as compared with 2005. This improvement was primarily driven by an increase in net investment income, a decrease in net prior year development as discussed below and reduced catastrophe impacts in 2006. Catastrophe impacts were $1 million after tax and minority interest for the year ended December 31, 2006, as compared to $15 million after tax and minority interest for the year ended December 31, 2005. The 2005 results also included a $54 million loss, after taxes and minority interest, in the surety line of business related to a large national contractor. Further information related to the large national contractor is included in Note 22 of the Notes to Consolidated Financial Statements included under Item 8.

The combined ratio improved 7.9 points in 2006 as compared with 2005. The loss ratio improved 7.9 points, due to decreased net prior year development as discussed below and improved current accident year impacts. The 2005 loss ratio was unfavorably impacted by surety losses of $110 million, before taxes and minority interest, related to a national contractor as discussed above. Partially offsetting this favorable impact was less favorable current accident year loss ratios across several other lines of business in 2006.

Favorable net prior year development of $66 million was recorded in 2006, including $61 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $103 million, including $173 million of unfavorable claim and allocated claim adjustment expense reserve development and $70 million of favorable premium development, was recorded in 2005. Further information on Specialty Lines Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

Year Ended December 31	2007	2006	2005
(In millions)

Net earned premiums	$618	$641	$704
Net investment income	622	698	593
Net operating loss	(141)	(13)	(46)
Net realized investment losses	(33)	(30)	(18)
Net loss	(174)	(43)	(64)

2007 Compared with 2006

Net earned premiums for Life & Group Non-Core decreased $23 million in 2007 as compared with 2006. The 2007 and 2006 net earned premiums relate primarily to the group and individual long term care businesses.

The net loss increased $131 million in 2007 as compared with 2006. The increase in net loss was primarily due to the after tax and minority interest loss of $96 million related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages between 1997 and 1999 which were the subject of arbitration proceedings. CNA reached an agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. The decreased net investment income included a decline of net investment income in the trading portfolio of $82 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supports our pension deposit business, which experienced a decline in net results of $29 million in 2007 compared to 2006. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

2006 Compared with 2005

Net earned premiums for Life & Group Non-Core decreased $63 million in 2006 as compared with 2005.

Net loss decreased $21 million in 2006 as compared with 2005, driven by increased net investment income. A significant portion of the increase in net investment income was offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio. The portion not offset by the policyholders’ funds reserves increased by $23 million. Also impacting net loss was $14 million of income related to the resolution of contingencies and the absence of a $15 million provision recorded in 2005 for estimated indemnification liabilities related to the sold individual life business. Partially offsetting these favorable impacts were increased net realized investment losses and the absence of income related to agreements with buyers of sold businesses, which ended as of December 31, 2005. In addition, the 2005 net results included a change in estimate, which reduced a prior accrual of state premium taxes. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Year Ended December 31	2007	2006	2005
(In millions)

Net investment income	$312	$320	$251
Revenues	299	364	378
Net operating income	5	14	25
Net realized investment gains (losses)	(13)	29	(9)
Net income (loss)	(8)	43	16

2007 Compared with 2006

Revenues decreased $65 million in 2007 as compared with 2006. Revenues were unfavorably impacted by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $51 million in 2007 as compared with 2006. The decrease in net results was primarily due to decreased revenues as discussed above, increased current accident year losses related to certain mass torts and an increase in interest costs on corporate debt. In addition, the 2006 results included a release of a restructuring accrual. These unfavorable impacts were partially offset by a change in estimate related to federal taxes and lower expenses.

Unfavorable net prior year development of $86 million was recorded during 2007, including $91 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Unfavorable net prior year development of $88 million was recorded in 2006, including $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development. Further information on Corporate & Other Non-Core’s Net Prior Year Development for 2007 and 2006 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

The following table summarizes the gross and net carried reserves as of December 31, 2007 and 2006 for the Other Insurance segment.

December 31	2007	2006
(In millions)

Gross Case Reserves	$2,159	$2,511
Gross IBNR Reserves	2,951	3,528
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$5,110	$6,039

Net Case Reserves	$1,328	$1,453
Net IBNR Reserves	1,787	1,999
Total Net Carried Claim and Claim Adjustment Expense Reserves	$3,115	$3,452

2006 Compared with 2005

Revenues decreased $14 million in 2006 as compared with 2005. Revenues in 2006 and 2005 included interest income related to federal income tax settlements of $4 million and $121 million as further discussed in Note 11 of the Notes to Consolidated Financial Statements included under Item 8. This decrease was substantially offset by increased net investment income and improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results increased $27 million in 2006 as compared with 2005. The improvement was primarily driven by a decrease in unfavorable net prior year development as discussed further below. Offsetting this favorable impact was an increase in current accident year losses related to certain mass torts, discontinuation of royalty income related to a sold business and increased interest costs related to the issuance of $750 million of senior notes in August 2006.

Unfavorable net prior year development of $88 million was recorded during 2006, including $86 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $2 million of unfavorable premium development. Unfavorable net prior year development of $306 million was recorded in 2005, including $291 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $15 million of unfavorable premium development. Further information on Corporate & Other Non-Core’s Net Prior Year Development for 2006 and 2005 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

During 2005, CNA commuted several significant reinsurance contracts that resulted in unfavorable development of $118 million, which is included in the development above. These commutations resulted in unfavorable impacts of  $65 million after tax and minority interest in 2005. These contracts contained interest crediting provisions and maintenance charges. Interest charges associated with the reinsurance contracts commuted were $12 million after tax and minority interest in 2005. There will be no further interest crediting charges or other charges related to these commuted contracts in future periods.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. Establishing reserves for A&E claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial, and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required on CNA’s part. Accordingly, a high degree of uncertainty remains for CNA’s ultimate liability for A&E claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: the

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; the potential for increases and decreases in A&E claims which cannot now be anticipated; the potential for increases and decreases in costs to defend A&E claims; the possibility of expanding theories of liability against CNA’s policyholders in A&E matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to CNA’s ability to recover reinsurance for A&E claims.

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for A&E and due to the significant uncertainties described related to A&E claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to CNA’s business, insurer financial strength and debt ratings and our results of operations and equity. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its A&E claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

CNA has annually performed ground up reviews of all open A&E claims to evaluate the adequacy of its A&E reserves. In performing the comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for its representation and its actuarial staff. These professionals consider, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies CNA issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations;  the existence of other insurance; and reinsurance arrangements.

Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

December 31	2007		2006
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,352	$367	$2,635	$427
Ceded reserves	(1,030)	(125)	(1,183)	(142)
Net reserves	$1,322	$242	$1,452	$285

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

Despite the decrease in new claim filings in recent years, there are several factors, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As plaintiff attorneys named additional defendants to new and existing asbestos bodily injury lawsuits, we experienced an increase in the total number of policyholders with current asbestos claims. Companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.

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

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of adequate documentation showing exposure during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81.2% and 83.1% of CNA’s total active asbestos accounts are classified as small accounts at December 31, 2007 and 2006.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at December 31, 2007 and 2006. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust pursuant to its 1993 settlement with Fibreboard.

		Net Paid		Percent of
	Number of	(Recovered)	Net Asbestos	Asbestos Net
December 31, 2007	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11.4%
Wellington	3	1	12	1.0
Coverage in place	34	38	100	7.6
Total with settlement agreements	51	68	263	20.0

Other policyholders with active accounts
Large asbestos accounts	233	45	237	17.9
Small asbestos accounts	1,005	15	93	7.0
Total other policyholders	1,238	60	330	24.9

Assumed reinsurance and pools		8	133	10.0
Unassigned IBNR			596	45.1
Total	1,289	$136	$1,322	100.0%

December 31, 2006

Policyholders with settlement agreements
Structured settlements	15	$22	$171	11.8%
Wellington	3	(1)	14	1.0
Coverage in place	38	(18)	132	9.0
Total with settlement agreements	56	3	317	21.8

Other policyholders with active accounts
Large asbestos accounts	220	76	254	17.5
Small asbestos accounts	1,080	17	101	7.0
Total other policyholders	1,300	93	355	24.5

Assumed reinsurance and pools		6	141	9.7
Unassigned IBNR			639	44.0
Total	1,356	$102	$1,452	100.0%

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
Results of Operations – CNA Financial – (Continued)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claim payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less cumulative paid losses. Approximately 72.6% and 75.1% of CNA’s total active pollution accounts are classified as small accounts at December 31, 2007 and 2006.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and our participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at December 31, 2007 and 2006.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2007	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2.5%
Coverage in place	18	8	14	5.8
Total with settlement agreements	28	17	20	8.3

Other policyholders with active accounts
Large pollution accounts	112	17	53	21.9
Small pollution accounts	298	9	42	17.4
Total other policyholders	410	26	95	39.3

Assumed reinsurance and pools		1	31	12.7
Unassigned IBNR			96	39.7
Total	438	$44	$242	100.0%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – CNA Financial – (Continued)

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2006	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	11	$16	$9	3.2%
Coverage in place	18	5	14	4.9
Total with settlement agreements	29	21	23	8.1

Other policyholders with active accounts
Large pollution accounts	115	20	58	20.4
Small pollution accounts	346	9	46	16.1
Total other policyholders	461	29	104	36.5

Assumed reinsurance and pools		1	32	11.2
Unassigned IBNR			126	44.2
Total	490	$51	$285	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard, Inc. is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the years ended December 31, 2007, 2006 and 2005 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Manufactured products	$3,969	$3,755	$3,568
Net investment income	106	104	63
Investment gains (losses)	3	(1)	(2)
Other			6
Total	4,078	3,858	3,635

Expenses:
Cost of manufactured products sold	2,307	2,160	2,114
Other operating	388	354	369
Interest			1
Total	2,695	2,514	2,484

	1,383	1,344	1,151
Income tax expense	485	518	445
Net income	$898	$826	$706

2007 Compared with 2006

Revenues increased by $220 million, or 5.7%, and net income increased by $72 million, or 8.6%, in 2007, as compared to 2006.

The increase in revenues in 2007, as compared to 2006, is due to higher net sales of $214 million and higher investment income of $6 million. Net sales revenue increased $155 million due to higher average unit prices resulting from December 2006 and September 2007 price increases and $136 million due to higher effective unit prices reflecting

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Lorillard – (Continued)

lower sales promotion expenses, partially offset by a decrease of $77 million due to a reduction in unit sales volume, assuming prices were unchanged from the prior year.

Net income increased in 2007, as compared to 2006, due primarily to the higher revenues discussed above and lower income tax expense, partially offset by a $26 million increase in promotional product expenses included in cost of manufactured products sold, higher State Settlement Agreement costs as described below, and higher other operating expenses due to a charge of $66 million related to litigation. Other operating expenses in 2006 included $20 million of costs related to a restructuring of the sales organization. Income tax expense in 2007 was $33 million lower due primarily to the statutory increase in the tax benefit related to the manufacturer’s deduction and the favorable resolution of certain state tax uncertainties.

Lorillard recorded pretax charges of $1,048 million and $911 million ($680 million and $560 million after taxes) for 2007 and 2006, respectively, to record its obligations under settlement agreements entered into between the major cigarette manufacturers, including Lorillard, and each of the 50 states, the District of Columbia, the Commonwealth of Puerto Rico and certain U.S. territories (together, the “State Settlement Agreements”). Lorillard’s portion of ongoing adjusted settlement payments and related legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur. The $137 million pretax increase in tobacco settlement costs in 2007 is due to an increase in the payment base ($102 million) effective January 1, 2007, the impact of the inflation adjustment ($38 million), and other adjustments ($7 million), partially offset by lower gross unit sales ($10 million) under the State Settlement Agreements.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Overall, domestic industry unit sales volume decreased 5.0% in 2007, as compared with 2006. Industry sales for premium brands were 72.8% of the total market in 2007, as compared to 71.9% in 2006.

Lorillard’s total (domestic, Puerto Rico and certain U.S. Territories) gross unit sales volume and Domestic Lorillard unit sales volume decreased 0.8% in 2007, as compared to 2006. Total and Domestic Newport unit sales volume decreased 0.8% in 2007 as compared with 2006. On-going competitive promotions and the availability of deep discount brands continue to affect these results.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.6% for 2007, and continue to be a significant competitive factor in the domestic U.S. market. Deep discount brands decreased by 0.5 share point in 2007 as compared to 2006.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $55 million, $57 million, and $83 million for 2007, 2006 and 2005, respectively. Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Lorillard – (Continued)

Please read Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. Although Lorillard does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

2006 Compared with 2005

Revenues increased by $223 million or 6.1% and net income increased by $120 million or 17.0% in 2006 as compared to 2005.

The increase in revenues in 2006, as compared to 2005, is primarily due to higher net sales of $187 million and higher investment income of $42 million, partially offset by a decrease in other income of $6 million. Net sales revenue increased $144 million due to increased unit sales volume, assuming prices were unchanged from the prior year and $43 million due to higher effective unit prices reflecting lower sales promotion expenses. Other revenues in 2005 included interest of $6 million relating to a refund of income taxes paid in prior years.

Net income increased in 2006, as compared to the prior year, due primarily to the higher revenues discussed above, and an $8 million reduction in promotional expenses included in cost of manufactured products sold and lower pretax charges of $13 million due to a federal assessment relating to the repeal of the federal supply management program for tobacco growers, partially offset by higher State Settlement Agreement costs and higher other operating expenses as described above.

Lorillard recorded pretax charges of $911 million and $876 million ($560 million and $538 million after taxes) for 2006 and 2005, to record its obligations under State Settlement Agreements. The $35 million pretax increase in tobacco settlement costs in 2006, as compared to 2005, is due to the impact of the inflation adjustment ($24 million) and charges for higher gross unit sales ($23 million), partially offset by other adjustments ($12 million) under the State Settlement Agreements.

In April of 2006, Lorillard commenced a restructuring of its sales and market research organization and offered an early retirement program to eligible employees. As a result, in 2006 Lorillard recorded restructuring costs of $20 million in other operating expenses primarily for early retirement and curtailment charges on pension and other postretirement benefit plans.

Overall, domestic industry unit sales volume decreased 1.5% in 2006, as compared with the prior year. Industry sales for premium brands were 71.9% of the total market in 2006, as compared to 71.1% for 2005.

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

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 13.1% for 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Lorillard – (Continued)

Selected Industry and Market Share Data (1)

Year Ended December 31	2007	2006	2005
(Units in billions)

Total Lorillard domestic unit volume	35.842	36.131	35.193
Total industry domestic unit volume	357.186	375.976	381.728

Lorillard’s share of the domestic market	10.0%	9.6%	9.2%
Lorillard’s premium segment as a percentage of its total domestic
volume	94.3%	94.8%	95.2%
Lorillard’s share of the premium segment	13.0%	12.7%	12.3%

Newport share of the domestic market	9.2%	8.8%	8.4%
Newport share of the premium segment	12.6%	12.2%	11.9%
Total menthol segment market share for the industry	27.9%	27.4%	26.7%
Total discount segment market share for the industry	27.2%	28.1%	28.9%
Newport’s share of the menthol segment	32.9%	32.2%	31.5%

Newport’s share of Lorillard’s total volume (2)	91.8%	91.8%	91.6%
Newport’s share of Lorillard’s net sales (2)	93.9%	93.3%	92.8%

(1)
Management Science Associates, Inc. (“MSAI”) divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment.  MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufactures is based on estimates derived by MSAI.

(2)	Source: Lorillard shipment reports

Unless otherwise specified, market share data in this MD&A is based on data made available by MSAI, an independent third party database management organization that collects wholesale shipment data from various cigarette manufacturers. Lorillard management continues to believe that volume and market share information for deep discount manufacturers are understated and, correspondingly, share information for the larger manufacturers, including Lorillard, are overstated by MSAI.

Business Environment

Participants in the U.S. tobacco industry, including Lorillard, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 – Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information with respect to litigation and the State Settlement Agreements.

•
Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising agreed to under the terms of the State Settlement Agreements. The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•
The continuing contraction of the U.S. cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, U.S. cigarette shipments have decreased at a compound annual rate of approximately 2.5% over the period 1998 through 2007 according to information provided by MSAI.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Lorillard – (Continued)

•
Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. This has led, and continues to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.6% for 2007, and continue to be a significant competitive factor in the domestic market.

•
Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2007, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In 2007, excise tax increases ranging from $0.20 to $1.00 per pack were implemented in ten states. Proposals continue to be made to increase federal, state and local excise taxes. One measure passed by Congress in September of 2007 would have increased the federal excise tax on cigarettes by $0.61 per pack to finance health insurance for children. While this bill was vetoed by the President, it is possible that similar bills or other proposals containing a federal excise tax increase may be considered by Congress in the future. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, Lorillard, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. A bill was introduced in February of 2007 by the U.S. Congress to grant the FDA authority to regulate tobacco products. The bill has been considered in hearings by Congressional committees in both houses of Congress during 2007, and one Senate committee has approved the bill with certain modifications. No further hearings have been scheduled in Congress at this time. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Lorillard’s larger competitors with a competitive advantage.

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 51% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2007, 2006 and 2005 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Contract drilling	$2,506	$1,987	$1,179
Net investment income	34	38	26
Investment losses	(1)		(1)
Other	77	77	89
Total	2,616	2,102	1,293

Expenses:
Contract drilling	1,011	812	639
Other operating	348	306	262
Interest	19	24	42
Total	1,378	1,142	943

	1,238	960	350
Income tax expense	429	285	104
Minority interest	415	323	119
Net income	$394	$352	$127

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Diamond Offshore – (Continued)

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

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s contract drilling expenses represent all direct and indirect costs associated with the operation and maintenance of its drilling equipment. The principal components of Diamond Offshore’s contract drilling costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of contract drilling expenses. In the current period of high, sustained utilization, maintenance and repairs costs may increase in order to maintain Diamond Offshore’s equipment in proper, working order. Costs to repair and maintain equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment and the regions in which the rigs are working. In general, Diamond Offshore’s labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which Diamond Offshore’s rigs operate. Diamond Offshore has experienced and continues to experience upward pressure on salaries and wages as a result of the strengthening offshore drilling market and increased competition for skilled workers. In response to these market conditions, Diamond Offshore has implemented retention programs, including increases in compensation.

Contract drilling expenses generally are not affected by changes in dayrates, and short term reductions in utilization do not necessarily result in lower operating expenses. For instance, if a rig is to be idle for a short period of time, few decreases in contract drilling expenses may actually occur since the rig is typically maintained in a prepared or “ready stacked” state with a full crew. In addition, when a rig is idle, Diamond Offshore is responsible for certain contract drilling expenses such as rig fuel and supply boat costs, which are typically costs of the operator when a rig is under contract. However, if the rig is to be idle for an extended period of time, Diamond Offshore may reduce the size of a rig’s crew and take steps to “cold stack” the rig, which lowers expenses and partially offsets the impact on operating income.

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for each of Diamond Offshore’s rigs as well as intermediate surveys, which are performed at interim periods between 5-year surveys. Contract drilling revenue decreases because these surveys are performed during scheduled downtime in a shipyard. Contract drilling expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year.

Costs of mobilizing Diamond Offshore’s rigs to shipyards for scheduled surveys, which were a major component of its survey-related costs during 2007, are indicative of higher prices commanded by support businesses to the offshore drilling industry. Diamond Offshore expects mobilization costs to be a significant component of its survey-related costs in 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Diamond Offshore – (Continued)

2007 Compared with 2006

Revenues increased by $514 million, or 24.5%, and net income increased by $42 million in 2007, as compared to 2006.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $508 million in 2007, as compared to 2006. The increase primarily reflects increased dayrates of $477 million and increased utilization of $29 million.

Revenues from jack-up rigs increased $11 million in 2007, as compared to 2006, primarily due to increased dayrates of $19 million. This increase was partially offset by decreased utilization of $18 million. Revenues were also favorably impacted by the recognition of a lump-sum demobilization fee of $7 million in 2007.

Net income increased in 2007, as compared to 2006, due to the revenue increases as noted above and reduced interest expense, partially offset by increased contract drilling expenses and income tax expense.

Interest expense decreased $5 million in 2007, as compared to 2006, primarily due to reduced debt related to conversions of Diamond Offshore’s 1.5% debentures into common stock. The decline in interest expense in 2007 was partially offset by a $9 million write-off of debt issuance costs related to the conversions.

In connection with a non-recurring distribution of $850 million from a Diamond Offshore foreign subsidiary, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax, Diamond Offshore recognized $59 million of U.S. federal income tax expense. It remains Diamond Offshore’s intention to indefinitely reinvest future earnings of the subsidiary to finance foreign activities.

2006 Compared with 2005

Revenues increased by $809 million, or 62.6%, and net income increased by $225 million in 2006, as compared to 2005.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $646 million or 71.4% in 2006, as compared to 2005. The increase primarily reflects increased dayrates of $545 million and improved utilization of $101 million.

Revenues from jack-up rigs increased $163 million, or 60.1%, in 2006, as compared to 2005, due primarily to increased dayrates of $197 million, partially offset by decreased utilization of $25 million, respectively. In addition, there was a $3 million increase in the amortization of deferred mobilization revenue for 2006.

In the third quarter of 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was damaged beyond repair during Hurricane Katrina and other rigs in Diamond Offshore’s fleet sustained lesser damage in Hurricanes Katrina or Rita, or in some cases from both storms. Diamond Offshore recognized a $34 million casualty gain in 2005 as a result of the constructive total loss of the Ocean Warwick. During 2005, this drilling unit generated $12 million in revenues.

Investment income increased by $12 million for 2006, primarily due to the combined effect of higher interest rates earned on higher average cash balances in 2006, as compared to the prior year.

Interest expense decreased $18 million in 2006, primarily due to the 2005 redemption of zero coupon debentures, partially offset by the additional expense related to the 2005 issuance of 4.9% senior unsecured notes. In 2005, interest expense included a write-off of $7 million of debt issuance costs associated with the partial repurchase of Diamond Offshore’s Zero Coupon Debentures.

Net income increased in 2006 due primarily to the increased revenues noted above, and reduced interest expense, partially offset by increased contract drilling expenses driven by higher labor and benefit costs as a result of wage increases and other compensation enhancement programs implemented in late 2005. In addition, Diamond Offshore

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Diamond Offshore – (Continued)

incurred higher repair and maintenance costs for most of its rigs primarily due to the high utilization of its fleet and higher prices experienced throughout the offshore drilling industry and support businesses.

HighMount

HighMount Exploration & Production LLC (“HighMount”). HighMount is a wholly owned subsidiary.

The results of HighMount include operations from July 31, 2007, the date of the acquisition of certain exploration and production assets, and assumption of certain related obligations, from subsidiaries of Dominion. Prior to the acquisition, natural gas forwards were entered into in order to manage the commodity price risk of the natural gas assets to be acquired. The mark-to-market adjustments related to these forwards have been reflected as investment gains in the following table. Concurrent with the closing of the acquisition, these forwards were designated as hedges and included in HighMount’s operating results or Accumulated other comprehensive income on the balance sheet.

The following table summarizes the results of operations for HighMount for 2007 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8.

Year Ended December 31	2007
(In millions)

Revenues:
Operating	$274
Investment gains	32
Total	306

Expenses:
Operating	150
Interest	32
Total	182

124
Income tax expense	46
Net income	$78

Operating revenues consisted primarily of natural gas and NGL sales of $268 million for 2007. During 2007, HighMount produced approximately 44 billion cubic feet equivalents of natural gas (“Bcfe”) and sold approximately 41 Bcfe for an average realized price per thousand cubic feet (“Mcf”) of gas, including the impact of hedging activities, of $6.00. The production was supported by its successful drilling efforts during the period. HighMount drilled 242 wells during 2007, of which 236 were productive, for a success rate of 98%. Sales were primarily driven by production from the Permian basin, which contributed approximately 37 Bcfe. The average realized price, per Mcf of gas sold, without hedging activity, was $5.95.

Operating expenses primarily consist of production expenses, general and administrative costs and depreciation, depletion and amortization. Production expenses totaled $59 million for 2007, or $1.44 per thousand cubic feet equivalents of natural gas (“Mcfe”) sold, and included production and ad valorem taxes of $22 million. General and administrative expenses were $24 million, or $0.55 per Mcfe produced, and primarily consisted of salary related costs. Depreciation, depletion and amortization expenses totaled $67 million and included depletion of natural gas and NGL properties of $62 million. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense was $1.41 per Mcfe.

Interest expense for 2007 was $32 million, net of capitalized interest on unproved properties of $10 million. Interest expense consists primarily of $30 million on HighMount’s long term debt. HighMount entered into $1.6 billion of term loans to finance its acquisition as described further in “Liquidity and Capital Resources – HighMount.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline Partners, LP is a 70% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2007, 2006 and 2005 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Operating	$650	$614	$570
Net investment income	21	4	2
Total	671	618	572

Expenses:
Operating	381	358	354
Interest	61	62	60
Total	442	420	414

	229	198	158
Income tax expense	68	65	61
Minority interest	55	30	5
Net income	$106	$103	$92

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

Under firm transportation agreements, customers generally pay a fixed “capacity reservation” fee to reserve pipeline capacity at certain receipt and delivery points, plus a commodity and fuel charge paid on the volume of gas actually transported. Firm storage customers reserve a specific amount of storage capacity and generally pay a capacity reservation charge based on the amount of capacity being reserved plus an injection and/or withdrawal fee. Capacity reservation revenues derived from a firm service contract is consistent from year to year, but is generally higher in winter peak periods than off-peak periods resulting in a seasonal earnings pattern where the majority of earnings are generated in the first and fourth quarters of a calendar year.

Interruptible transportation and storage service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. Customers pay for interruptible services when capacity is used.

Boardwalk Pipeline’s parking and lending (“PAL”) service is an interruptible service offered to customers providing them the ability to park (inject) or borrow (withdraw) gas into or out of Boardwalk Pipeline’s storage facilities at a specific location for a specific period of time. Customers pay for PAL service in advance or on a monthly basis depending on the terms of the agreement.

Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affects its transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affects its PAL and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in producing locations such as the Bossier Sands and Barnett Shale gas producing regions in East Texas, which has resulted in additional supply being available on the west side of Boardwalk Pipeline’s system. This has resulted in widened west-to-east basis differentials which have benefited its transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which,

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Boardwalk Pipeline – (Continued)

together with the higher production levels in East Texas, have formed the basis for several pipeline expansion projects including those being undertaken by Boardwalk Pipeline. Wide spreads in natural gas prices between time periods during the past two to three years, for example fall 2006 to spring 2007, were favorable for Boardwalk Pipeline’s PAL and interruptible storage services during that period. These spreads decreased substantially in 2007, which resulted in reduced PAL and interruptible storage revenues. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

2007 Compared with 2006

Total revenues increased by $53 million to $671 million for 2007, compared to $618 million for 2006. Operating revenues increased primarily due to a $23 million increase in transportation fees due to higher reservation rates, including $9 million from new contracts associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion and a $12 million increase in fuel revenues due to increase retained volumes from higher system utilization, including amounts associated with pipeline expansion. Operating revenues also include a $22 million favorable variance from a gain on the sale of gas associated with the Western Kentucky storage expansion project. Net investment income increased $17 million as a result of higher levels of invested cash.

Net income increased slightly in 2007, as compared to 2006, primarily due to the increased revenues discussed above, partially offset by a $23 million increase in operating expenses and a $25 million increase in minority interest expense. Operating expenses in 2007 include a $7 million increase in fuel costs mainly due to increased gas usage and a $6 million increase in depreciation and amortization primarily due to growth in operations. Operating expenses also include a $4 million charge related to the cost of terminating an agreement with a construction contractor on the Southeast expansion project. In addition, net income decreased due to a $15 million loss due to impairment of the Magnolia storage facility discussed below, and a $9 million charge related to pipeline in the South Timbalier Bay area offshore Lousiana. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units in the fourth quarter of 2006 and the first and fourth quarters of 2007.

Boardwalk Pipeline was developing the Magnolia storage facility, a salt dome storage cavern near Napoleonville, Louisiana, when operational tests indicated that due to anomalies that could not be corrected, the cavern could not be placed in service as expected. As a result, Boardwalk Pipeline elected to abandon that cavern and is exploring the possibility of securing a new site on which a new cavern could be developed. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of the cavern and related facilities of approximately $45 million was tested for recoverability. In 2007, Boardwalk Pipeline recognized an impairment charge of approximately $15 million, representing the carrying value of the cavern, the fair value of which was determined to be zero based on discounted expected future cash flows. The charge was included in Other revenues on the Consolidated Statements of Income. Boardwalk Pipeline expects to use the other assets associated with the project, which include pipeline, compressors, base gas and other equipment and facilities, in conjunction with a replacement storage cavern to be developed. If it is determined in the future that the assets cannot be used in conjunction with a new cavern, Boardwalk Pipeline may be required to record an additional impairment charge at the time that determination is made. Additional costs to abandon the impaired cavern may be incurred due to regulatory or contractual obligations; however, the amounts are inestimable at this time.

2006 Compared with 2005

Total revenues increased by $46 million to $618 million in 2006, compared to $572 million for 2005. Storage and PAL services improved revenues by $39 million primarily due to favorable natural gas price spreads and volatility in forward gas prices. In addition, operating revenues increased due to higher firm transportation revenues of $26 million, excluding fuel, primarily related to higher reservation rates and additional capacity reserved by shippers due to higher production in the East Texas region, and $5 million due to hurricane insurance recoveries in 2006 and gas lost in 2005 related to Hurricanes Katrina and Rita. These increases were partially offset by the absence of a $12 million gain from the sale of storage gas related to Phase I of Boardwalk Pipeline’s Western Kentucky storage expansion project that occurred in 2005, a $11 million decrease in interruptible transportation services due to unseasonably warm weather in Boardwalk Pipeline’s market areas during the fourth quarter of 2006, higher interruptible revenues in the third and fourth quarters of 2005 due to supply disruptions caused by Hurricanes Katrina and Rita, a $7 million decrease in fuel retained due to lower realized natural gas prices and reduced throughput, and a $6 million decrease in revenues for a reduction in the amortization of acquired executory contracts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Boardwalk Pipeline – (Continued)

Net income increased by $11 million to $103 million in 2006, as compared to $92 million in 2005, primarily due to the increased revenues discussed above, partially offset by a $25 million increase in minority interest expense and a $4 million increase in operating expenses. Operating expenses in 2006, as compared to 2005, include a $13 million increase in outside services and overhead mainly due to growth in operations and regulatory compliance, a $10 million increase in employee labor and benefits costs due primarily to a rate case settlement and a special termination benefit charge recognized as a result of an early retirement incentive program. Operating expenses also reflect a $4 million increase in depreciation and amortization and a $3 million expense from the lease of third party pipeline capacity. These increases were partially offset by an $18 million reduction in hurricane related expense as compared to 2005, and a $15 million decrease in company used gas due to operational efficiencies, lower natural gas prices and reduced throughput resulting in decreased usage. Interest expense for 2006 increased by $2 million, primarily due to borrowings under a credit facility that occurred in November of 2005 and senior notes issued in November of 2006.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2007, 2006 and 2005 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Operating	$382	$370	$344
Net investment income	2	1	6
Total	384	371	350

Expenses:
Operating	313	311	289
Interest	11	12	11
Total	324	323	300

	60	48	50
Income tax expense	24	19	19
Net income	$36	$29	$31

2007 Compared with 2006

Revenues increased by $13 million or 3.5%, and net income increased by $7 million or 24.1%, respectively in 2007, as compared to 2006.

Revenues and net income increased in 2007, as compared to 2006, due to an increase in revenue per available room to $184.10, compared to $168.40 in 2006, reflecting improvements in average room rates of $18.73, or 8.5%, and a 0.8% increase in occupancy rates, partially offset by the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Loews Hotels – (Continued)

2006 Compared with 2005

Revenues increased by $21 million, or 6.0% and net income decreased by $2 million, or 6.5%, in 2006, as compared to 2005.

Revenues increased in 2006, as compared with 2005, due primarily to an increase in revenue per available room of $16.51, or 10.9%, to $168.40, from $151.89 in the prior year. Revenue per available room increased due to higher average room rates, which increased $20.39, or 10.2%, and a 0.7% increase in occupancy rates for 2006. These increases were partially offset by a non-recurring pretax gain in 2005 of $5 million from the early repayment of a note in connection with the sale of a hotel property and lower equity income of $4 million due primarily to higher land rent at the Orlando property.

Net income for 2006 decreased primarily due to the non-recurring gain in 2005 discussed above and increased costs related to linen and service upgrades, partially offset by the increase in revenue per available room.

Corporate and Other

Corporate operations consist primarily of investment income, corporate interest expenses and other corporate administrative costs. The operations of Bulova Corporation (“Bulova”) are reported as Discontinued operations, net as discussed in Note 23 of the Notes to Consolidated Financial Statements included in Item 8.

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2007, 2006 and 2005 as presented in Note 25 of the Notes to Consolidated Financial Statements included in Item 8:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Net investment income	$295	$351	$109
Investment gains (losses)	144	10	(3)
Other	2	10	11
Total	441	371	117

Expenses:
Operating	79	65	52
Interest	55	75	126
Total	134	140	178

	307	231	(61)
Income tax expense (benefit)	108	81	(46)
Income (loss) from continuing operations	199	150	(15)
Discontinued operations, net	13	15	12
Net income (loss)	$212	$165	$(3)
2007 Compared with 2006

Revenues increased $70 million, or 18.9%, and net income increased by $47 million in 2007, as compared to 2006, due to increased investment gains of $134 million, partially offset by reduced investment income of $56 million. Investment gains for 2007 include a $143 million gain ($93 million after tax) due to the conversion of $456 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock. The decrease in investment income is due to a lower invested asset balance (reflecting the $2.4 billion use of cash to partially fund the HighMount acquisition) and reduced performance of the Company’s trading portfolio.

Net income increased in 2007 due to the increase in revenues, and also benefited from lower corporate interest expenses due to the maturity of $300 million principal amount of 6.8% notes in December of 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations – Corporate and Other – (Continued)

2006 Compared with 2005

Revenues increased by $254 million, and net income increased by $168 million in December 31, 2006, compared to 2005.

Revenues increased in 2006, as compared to 2005, due primarily to higher net investment income of $242 million and increased investment gains of $13 million. Net investment income includes income from the trading portfolio of $224 million and $43 million ($146 million and $28 million after taxes) for 2006 and 2005. In addition, interest income in 2006 increased due to improved yields and higher invested amounts.

Net income increased in 2006 due primarily to the increased revenues discussed above and the absence of costs ($23 million after taxes) incurred in 2005 associated with the early retirement of our $400 million principal amount of 7.0% senior notes due 2023 and $1,150 million principal amount of 3.1% exchangeable subordinated notes due 2007, as well as reduced interest expense. Net income for 2005 also reflected a lower effective tax rate related to the federal income tax settlement as discussed below.

The lower income tax expense in 2005 was primarily due to a review of tax liabilities we performed subsequent to the settlement of our 1998 through 2001 tax returns with the Internal Revenue Service. As a result, we reduced our deferred tax liabilities by $24 million in 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2007, net cash provided by operating activities was $1,239 million as compared to $2,250 million in 2006. Cash provided by operating activities was unfavorably impacted by decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA.  Policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.

For 2006, net cash provided by operating activities was $2,250 million as compared to $2,169 million in 2005. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA and increased investment income receipts. Policyholder fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.

Net cash used for investing activities was $1,082 million, $1,646 million, and $1,316 million for 2007, 2006, and 2005. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In 2007, net cash flows provided by investing activities-discontinued operations included $65 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

For 2007, 2006 and 2005, net cash used for financing activities was $185 million, $605 million, and $837 million. The decrease in cash used by financing activities is primarily related to decreased policyholder fund withdrawals in 2007 as compared to 2006, which are reflected as return of investment contract account balances on the Consolidated Statements of Cash Flows included under Item 8.

CNA believes that its present cash flows from operating, investing and financing activities, including cash dividends from CNA subsidiaries, are sufficient to fund its working capital and debt obligation needs.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

CNA Series H Preferred Stock

In December of 2002, CNA sold $750 million of a new issue of preferred stock, the Series H Issue, to us. The Series H Issue accrued cumulative dividends at an initial rate of 8% per year, compounded annually. In August 2006, CNA repurchased the Series H Issue for approximately $993 million, a price equal to the liquidation preference.

CNA financed the repurchase of the Series H Issue with the proceeds from the sales of: (i) 7 million shares of CNA’s common stock in a public offering for approximately $236 million; (ii) $400 million of new 6.0% five-year senior notes and $350 million of new 6.5% ten-year senior notes in a public offering; and (iii) 7.86 million shares of CNA’s common stock to us in a private placement for approximately $265 million.

Dividends

In 2007, CNA paid dividends of $0.35 per share of its common stock. On February 6, 2008, CNA’s Board of Directors declared a quarterly dividend of $0.15 per share, payable March 20, 2008 to shareholders of record on February 25, 2008. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – CNA Financial – (Continued)

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

Share Repurchase Program

CNA’s Board of Directors has approved a Share Repurchase Program to purchase, in the open market or through privately negotiated transactions, CNA’s outstanding common stock, as CNA’s management deems appropriate. No shares of CNA common stock were purchased during 2007 or 2006. On February 12, 2008, CNA began repurchasing shares pursuant to these Board of Directors resolutions. As of February 22, 2008, CNA repurchased a total of 945,656 shares at a cost of approximately $26 million. Share repurchases may continue.

Commitments, Contingencies and Guarantees

CNA has various commitments, contingencies and guarantees which it becomes involved with during the ordinary course of business. The impact of these commitments, contingencies and guarantees should be considered when evaluating CNA’s liquidity and capital resources.

Regulatory Matters

CNA previously established a plan to reorganize and streamline its U.S. property and casualty insurance legal entity structure in order to realize capital, operational, and cost efficiencies. The remaining phase of this multi-year plan has been completed with the December 31, 2007 merger of Transcontinental Insurance Company, a New York domiciled insurer, into its parent company, National Fire Insurance Company of Hartford, which is a CCC subsidiary.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – CNA Financial – (Continued)

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) for the property and casualty and life companies. The table also includes the ratings for CNA’s senior debt and The Continental Corporation (”Continental”) senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty	Life	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Fitch	A	Not rated	BBB	BBB
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	BBB+	BBB-	BBB-

The following rating agency actions were taken with respect to CNA from January 1, 2007 through February 15, 2008:

•
On October 5, 2007, Fitch upgraded the senior debt ratings of CNA and Continental to BBB, the financial strength ratings of CNA’s property/casualty insurance subsidiaries to A and withdrew the A- insurance financial strength rating of Continental Assurance Company (“CAC”).

•	On November 2, 2007, Moody's affirmed CNA’s ratings and stable outlook.

•	On December 18, 2007, A.M. Best affirmed CNA’s ratings and stable outlook.

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

In addition, it is possible that a lowering of our debt ratings by certain of these agencies could result in an adverse impact on CNA’s ratings, independent of any change in circumstances at CNA. None of the major rating agencies which rates us currently maintains a negative outlook or has us on negative Credit Watch.

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

Except for the impact of the State Settlement Agreements and Scott as described above, as described below, we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – Lorillard – (Continued)

pending tobacco related litigation and, therefore, no material provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that our results of operations, cash flows and our financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

The State Settlement Agreements require Lorillard and the other Original Participating Manufacturers (“OPMs”) to make aggregate annual payments of $8.4 billion through 2007 and $9.4 billion thereafter, subject to adjustment for several factors described below. In addition, the OPMs are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500 million, as well as an additional aggregate amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each of the OPMs. We believe that Lorillard’s obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

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

Lorillard’s cash payment under the State Settlement Agreements in 2007 was $945 million, including Lorillard’s deposit of $111 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and the OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $111 million reduction is based upon the OPMs collective loss of market share in 2004. In April of 2006, Lorillard had previously deposited $109 million in the same escrow account discussed above, which was based on a loss of market share in 2003 to non-participating manufacturers. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. Lorillard anticipates the amount payable in 2008 will be approximately $1,050 million to $1,100 million, primarily based on 2007 estimated industry volume.

See Item 3 – Legal Proceedings and Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1.489 billion and $1.769 billion at December 31, 2007 and 2006, respectively. At December 31, 2007, 82.4% of Lorillard’s cash and investments were invested in short term securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – Lorillard – (Continued)

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard’s operating activities resulted in a net cash inflow of $882 million for the year ended December 31, 2007, compared to $778 million for the prior year. Lorillard believes, based on current conditions, that cash flows from operating activities will be sufficient to enable it to meet its obligations under the State Settlement Agreements and to fund its working capital and capital expenditures. Lorillard cannot predict the impact on its cash flows of cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, or the impact of subsequent legislative actions, and thus can give no assurance that it will be able to meet all of those requirements.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $640 million at December 31, 2007 compared to $825 at December 31, 2006. In 2007, Diamond Offshore paid cash dividends totaling $796 million, consisting of special cash dividends in 2007 of $727 million and its regular quarterly cash dividends of $69 million. In February of 2008, Diamond Offshore announced a special dividend of $1.25 per share and a regular quarterly dividend of $0.125 per share.

Cash provided by operating activities was $1,208 million in 2007, compared to $760 million in 2006. The increase in cash flow from operations in 2006 is the result of higher utilization and average dayrates earned by Diamond Offshore’s drilling units as a result of an increase in overall demand for offshore contract drilling services.

The newly upgraded Ocean Endeavor commenced drilling operations in July of 2007. The aggregate cost of the upgrade was approximately $248 million of which $39 million was spent in 2007. In addition, the upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. Diamond Offshore expects to spend approximately $305 million to modernize this rig of which $181 million had been spent through December 31, 2007.

Construction of two high-performance, premium jack-up rigs, the Ocean Shield and Ocean Scepter is nearing completion, and delivery of both units is expected in the second quarter of 2008. The aggregate expected cost for both rigs is approximately $320 million, including drill pipe and capitalized interest, of which $249 million had been spent through December 31, 2007.

Diamond Offshore estimates that capital expenditures in 2008 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $500 million. In 2007, Diamond Offshore spent approximately $388 million for capital additions, including $63 million towards modification of certain of its rigs to meet contractual requirements.

In 2007, the holders of $456 million principal amount of Diamond Offshore’s 1.5% Debentures converted their outstanding debentures into 9.3 million shares of Diamond Offshore’s common stock.

As of December 31, 2007 and December 31, 2006, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $54 million in letters of credit were issued under the credit facility in 2007.

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

For physical damage due to named windstorms in the U.S. Gulf of Mexico, as of the date of this report, Diamond Offshore’s deductible is $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending April 30, 2008 is limited to $125 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – Diamond Offshore – (Continued)

Diamond Offshore’s rigs or equipment or to the property of others for which Diamond Offshore may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.

HighMount

On July 31, 2007, HighMount acquired, through its subsidiaries, certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. for $4.0 billion, subject to adjustment. The acquisition was funded with approximately $2.4 billion in cash, as a capital contribution from us, and $1.6 billion of term loans entered into by HighMount (the “Acquisition Debt”). The Acquisition Debt bears interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. The Credit Agreement also provides for a five year, $400 million revolving credit facility, borrowings under which bear interest at a variable rate equal to LIBOR plus an applicable margin. At December 31, 2007, $47 million was outstanding under the revolving credit facility. In addition, $6 million in letters of credit were issued, which reduced the available capacity under the facility to $347 million.

Net cash flows provided by operating activities were $146 million. Key drivers of net operating cash flows are commodity prices, production volumes, and operating costs.

The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions. Cash used in investing activities in 2007 was $4.2 billion. Included in cash used in investing activities is HighMount’s July 31, 2007 acquisition of certain exploration and production assets from subsidiaries of Dominion for $4.0 billion. In addition, during 2007, HighMount spent $185 million on capital expenditures in conjunction with its drilling program.

Boardwalk Pipeline

At December 31, 2007 and 2006, cash and investments amounted to $317 million and $399 million, respectively. Funds from operations for the year ended December 31, 2007 amounted to $282 million, compared to $256 million in 2006. In 2007 and 2006, Boardwalk Pipeline’s capital expenditures were $1.2 billion and $197 million, respectively.

Boardwalk Pipeline maintains a $1.0 billion revolving credit facility, which was recently increased from $700 million. As of December 31, 2007, Boardwalk Pipeline was in compliance with all the covenant requirements under its $1.0 billion revolving credit agreement and no funds were drawn under this facility. However, Boardwalk Pipeline has outstanding letters of credit for $186 million to support certain obligations associated with its Fayetteville Lateral and Gulf Crossing expansion projects, which reduced the available capacity under the facility.

In August of 2007, Gulf South Pipeline, LP, a wholly owned subsidiary of Boardwalk Pipeline, issued $500 million aggregate principal amount of senior notes, consisting of $225 million aggregate principal amount of 5.8% senior notes due 2012 and $275 million aggregate principal amount of 6.3% senior notes due 2017. The proceeds from the offering will be primarily used to finance a portion of Gulf South’s expansion projects.

In August of 2007, Boardwalk Pipeline entered into a Treasury rate lock for a notional amount of $150 million to hedge the risk attributable to changes in the risk-free component of forward 10 year interest rates through February 1, 2008. The reference rate on the Treasury rate lock was 4.7%. On February 1, 2008, Boardwalk Pipeline paid the counterparty approximately $15 million to settle the Treasury rate lock. The Treasury rate lock was designated as a cash flow hedge; therefore, the loss will be recognized in Interest expense over the term of the related debt to be issued.

In the first and fourth quarters of 2007, Boardwalk Pipeline sold 8.0 million and 7.5 million common units at prices of $36.50 and $30.90 per unit in public offerings and received net proceeds of $288 million and $228 million, respectively. In addition, we contributed $6 million and $5 million, respectively to maintain our 2.0% general partner interest.

Maintenance capital expenditures were $47 million in 2007. Boardwalk Pipeline expects to fund its 2008 maintenance capital expenditures of approximately $60 million from operating cash flows.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – Boardwalk Pipeline – (Continued)

Expansion Capital Expenditures.  Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings.

Boardwalk Pipeline expects to incur expansion capital expenditures of approximately $3.1 billion in 2008 and approximately $0.2 billion in 2009 to complete its pipeline expansion projects, based upon current cost estimates. However, as noted elsewhere in this report, Boardwalk Pipeline has experienced cost increases in these projects and various factors could cause its costs to exceed that amount. Boardwalk Pipeline expects to finance its remaining pipeline expansion capital costs through equity financings and the incurrence of debt, including sales of debt by it and its subsidiaries and borrowings under its revolving credit facility, as well as available operating cash flow in excess of operating needs. However, the impact in the cost increases Boardwalk Pipeline has experienced and may experience in the future to complete its expansion capital projects could adversely impact Boardwalk Pipeline’s financing costs. Please read Item 1, “Business – Boardwalk Pipeline – Expansion Projects” and Item 1A, “Risk Factors – Boardwalk Pipeline is undertaking large, complex expansion projects which involve significant risks that may adversely affect its business.”

At December 31, 2007, Boardwalk Pipeline had approximately $317 million in cash and $814 million of borrowing capacity available under its $1.0 billion revolving credit facility.

During the year ended December 31, 2007, Boardwalk Pipeline paid cash distributions of $205 million, including $156 million to us. In February of 2008, Boardwalk Pipeline declared a quarterly distribution of $0.46 per unit.

Loews Hotels

Cash and short term investments increased to $73 million at December 31, 2007 from $25 million at December 31, 2006. Funds from operations continue to exceed operating requirements. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances and operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2007 totaled $3.8 billion, as compared to $5.3 billion at December 31, 2006. The decrease in net cash and investments is primarily due to the payment of $2.4 billion in conjunction with the HighMount acquisition, $331 million of dividends paid to our shareholders and $672 million related to repurchases of our common stock, partially offset by the receipt of $1,844 million in dividends from subsidiaries, which includes $368 million from Diamond Offshore special dividends paid in 2007, and investment income.

As of December 31, 2007, there were 529,683,628 shares of Loews common stock outstanding and 108,459,141 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our, and our subsidiaries’, outstanding common stock in the open market or otherwise. During 2007, we purchased 14,789,949 shares of Loews common stock at an aggregate cost of $672 million. As a result of the proposed Separation and related proposed exchange offer of Loews common stock for Lorillard common stock referred to under “Overview-Lorillard Separation,” we are restricted by SEC regulations, unless we are granted an exemption by the SEC or we abandon the proposed exchange offer, from purchasing Loews common stock and Carolina Group stock until ten business days following completion or termination of the proposed exchange offer.

In January of 2008, we sold Bulova to Citizen Watch Co., Ltd. for approximately $250 million, subject to adjustment. We expect to record a pretax gain of approximately $105 million due to the transaction.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of CNA business entities, assets, and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2007, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases, losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of December 31, 2007 and 2006, CNA has recorded approximately $27 million and $28 million of liabilities related to the CNA indemnification agreements.

At December 31, 2007 and 2006, we had no other off-balance sheet arrangements.

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
		Less than			More than
December 31, 2007	Total	1 year	1-3 years	4-5 years	5 years
(In millions)

Debt (a)	$10,661	$784	$890	$3,244	$5,743
Operating leases	475	103	152	99	121
Claim and claim expense reserves (b)	30,259	6,733	9,194	4,767	9,565
Future policy benefits reserves (c)	11,388	180	346	332	10,530
Policyholder funds reserves (c)	882	436	342	3	101
Purchase obligations (d)	1,345	1,106	191	48
Total	$55,010	$9,342	$11,115	$8,493	$26,060

(a)	Includes estimated future interest payments, but does not include original issue discount.
(b)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of claims based on its assessment of facts and circumstances known as of December 31, 2007. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $16 related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(c)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2007. Future policy benefit reserves of $843 and policyholder fund reserves of $42 related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(d)
Consists primarily of obligations aggregating $851 related to Boardwalk Pipeline’s expansion projects as previously discussed in Item 1. – Business. In addition, the table above includes approximately $200 relating to Diamond Offshore’s major upgrade of its Ocean Monarch rig and construction of two new jack-up rigs, the Ocean Scepter and Ocean Shield.

In addition, as previously discussed, Lorillard has entered into the State Settlement Agreements which impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers. Lorillard’s portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described under “Liquidity and Capital Resources – Lorillard,” above. Lorillard’s cash payment in 2007 amounted to $945 million and Lorillard estimates its cash payments in 2008 will be approximately $1,050 million to

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources – (Continued)

$1,100 million, primarily based on 2007 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short term investments, and are carried at fair value. Securities that are considered part of our trading portfolio, short sales and derivative instruments are marked to market and reported as net investment income in the Consolidated Statements of Income.

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

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2007	2006	2005
(In millions)

Fixed maturity securities	$2,047	$1,842	$1,608
Short term investments	186	248	147
Limited partnerships	183	288	254
Equity securities	25	23	25
Income from trading portfolio (a)	10	103	47
Interest on funds withheld and other deposits	(1)	(68)	(166)
Other	36	18	20
Total investment income	2,486	2,454	1,935
Investment expenses	(53)	(42)	(43)
Net investment income	$2,433	$2,412	$1,892

(a)
The change in net unrealized losses on trading securities included in net investment income was $15 million and $7 million for the years ended December 31, 2007 and 2005. There was no change in net unrealized gains (losses) on trading securities included in net investment income for the year ended December 31, 2006.

Net investment income increased by $21 million for 2007 compared with 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits as discussed further below. These increases were substantially offset by decreases in limited partnership income and results from the trading portfolio. The decreased income from the trading portfolio was largely offset by a

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Net investment income increased by $520 million for 2006 compared with 2005. The improvement was primarily driven by interest rate increases across fixed maturity securities and short term investments, an increase in the overall invested asset base resulting from improved cash flow and a reduction of interest expense on funds withheld and other deposits as discussed further below. Also impacting net investment income was increased income from the trading portfolio of approximately $56 million. The increased income from the trading portfolio was largely offset by a corresponding increase in the policyholders’ funds reserves supported by the trading portfolio.

During 2006 and 2005, CNA commuted several significant finite reinsurance contracts which contained interest crediting provisions. The pretax interest expense on funds withheld related to these significant commuted contracts was $14 million and $84 million for the years ended December 31, 2006 and 2005, and was reflected as a component of Net investment income in our Consolidated Statements of Income. The 2005 amount included interest charges associated with the contract commuted in 2006. As of December 31, 2006, no further interest expense was due on the funds withheld on the commuted contracts. See Note 19 of the Notes to Consolidated Financial Statements included under Item 8 for additional information related to interest costs on funds withheld and other deposits.

The bond segment of the investment portfolio yielded 5.8%, 5.6% and 4.9% for the years ended December 31, 2007, 2006 and 2005.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment gains (losses) are presented in the following table:

Year Ended December 31	2007	2006	2005
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. government bonds	$86	$62	$(33)
Corporate and other taxable bonds	(183)	(98)	(86)
Tax-exempt bonds	3	53	12
Asset-backed bonds	(343)	(9)	14
Redeemable preferred stock	(41)	(3)	3
Total fixed maturity securities	(478)	5	(90)
Equity securities	117	16	38
Derivative securities	32	18	49
Short term investments	7	(5)
Other invested assets, including dispositions	10	59	(7)
Allocated to participating policyholders’ and minority interests	2	(1)	3
Total realized investment gains (losses)	(310)	92	(7)
Income tax (expense) benefit	108	(21)	(1)
Minority interest	22	(8)	1
Net realized investment gains (losses)	$(180)	$63	$(7)

Net realized investment results decreased by $243 million for 2007 compared with 2006. The decrease in net realized investment results was primarily driven by an increase in other-than-temporary impairment (“OTTI”) losses related to securities for which CNA did not assert an intent to hold until an anticipated recovery in value. For 2007, OTTI losses of $428 million were recorded primarily within asset-backed bonds and corporate and other taxable bonds sectors. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, CNA’s intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments included significant credit spread widening in fixed income sectors and market disruptions

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in the Impairment Committee’s judgment, recovery to cost is not likely. The majority of the OTTI losses recorded in 2007 were due to CNA’s lack of intent to hold until an anticipated recovery of cost or maturity. For 2007, 9.0% of the OTTI losses were taken on common and preferred stocks and 41.0% were taken on below investment grade securities. Further information on CNA’s OTTI process is set forth in Note 2 of the Consolidated Financial Statements included under Item 8.

Net realized investment results increased by $70 million for 2006 compared with 2005. The increase in net realized investment results was primarily driven by improved results in fixed maturity securities, partially offset by increases in interest rate related OTTI losses for which CNA did not assert an intent to hold until an anticipated recovery in value. OTTI losses of $101 million were recorded in 2006 primarily in the corporate and other taxable bonds sector. Other realized investment gains for the year ended December 31, 2006, included a $37 million pretax gain related to a settlement received as a result of bankruptcy litigation of a major telecommunications corporation. OTTI losses of $64 million were recorded in 2005 across various sectors, including an OTTI loss of $20 million related to loans made under a credit facility to a national contractor, that were classified as fixed maturities. For additional information on loans to the national contractor, see Note 22 of the Notes to Consolidated Financial Statements.

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

The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Other Insurance segments.

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled. The segregated investments had an effective duration of 10.7 years and 9.8 years at December 31, 2007 and 2006. The remaining interest sensitive investments had an effective duration of 3.3 years and 3.2 years at December 31, 2007 and 2006. The overall effective duration was 5.1 years and 4.7 years at December 31, 2007 and 2006.

Effective Durations

	December 31, 2007		December 31, 2006
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$9,211	10.7	$8,524	9.8

Other interest sensitive investments	29,406	3.3	30,178	3.2

Total	$38,617	5.1	$38,702	4.7

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

contribute to market price changes. A summary of these risks and specific analysis on changes is included in Item 7A – Quantitative and Qualitative Disclosures about Market Risk included herein.

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing Standard and Poor’s 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $35 million as of December 31, 2007. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of December 31, 2007, CNA provided $29 million of cash as collateral for over-the-counter derivative instruments.

CNA classifies its fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in Net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Accumulated other comprehensive income. Changes in fair value of trading securities are reported within Net investment income. See Note 1 of the Notes to Consolidated Financial Statements included under Item 8 for additional information on the valuation of investments.

The following table provides further detail of pretax gross realized investment gains and losses, which include OTTI losses on available-for-sale fixed maturity and equity securities:

Year Ended December 31	2007	2006	2005
(In millions)

Net realized investment gains (losses) on fixed maturity and equity securities:
Fixed maturity securities:
Gross realized gains	$486	$382	$361
Gross realized losses	(964)	(377)	(451)
Net realized investment gains (losses) on fixed maturity securities	(478)	5	(90)
Equity securities:
Gross realized gains	146	24	73
Gross realized losses	(29)	(8)	(35)
Net realized investment gains on equity securities	117	16	38
Net realized investment gains (losses) on fixed maturity and equity
securities	$(361)	$21	$(52)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

The following table provides details of the largest realized investment losses from sales of securities aggregated by issuer including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the security had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual securities purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

			Months in
	Fair Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to outlook on interest rates.	$12,815	$98	0-6

Mortgage-backed pass-through securities sold based on view of
interest rate changes.	394	9	0-6

Issuer provides financing to residential real estate markets and commercial consumers including originators and developers in various markets. The losses were due to the continued
deterioration in the real estate markets.	80	9	0-12

Bank and financial issuer that came under pressure due to
mortgage market disruption.	36	5	0-6

State specific general obligation municipal bonds sold to reduce
exposure due to a change in outlook.	513	5	0-6

Total	$13,838	$126

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

December 31	2007		2006
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$687	1.7%	$5,138	11.6%
Asset-backed securities	11,409	27.3	13,677	31.0
States, municipalities and political subdivisions-
tax-exempt	7,675	18.4	5,146	11.7
Corporate securities	8,952	21.4	7,132	16.2
Other debt securities	4,299	10.3	3,642	8.2
Redeemable preferred stock	1,058	2.5	912	2.1
Total fixed maturity securities available-for-sale	34,080	81.6	35,647	80.8

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	5		2
Asset-backed securities	31	0.1	55	0.1
Corporate securities	123	0.3	133	0.3
Other debt securities	18		14
Total fixed maturity securities trading	177	0.4	204	0.4

Equity securities available-for-sale:
Common stock	452	1.1	452	1.0
Preferred stock	116	0.3	145	0.4
Total equity securities available-for-sale	568	1.4	597	1.4

Equity securities trading			60	0.1
Short term investments available-for-sale	4,497	10.8	5,538	12.6
Short term investments trading	180	0.4	172	0.4
Limited partnerships	2,214	5.3	1,852	4.2
Other investments	46	0.1	26	0.1
Total general account investments	$41,762	100.0%	$44,096	100.0%

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

Investments in the general account had a net unrealized gain of $74 million at December 31, 2007 compared with a net unrealized gain of $966 million at December 31, 2006. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term securities. The unrealized position at December 31, 2006 was comprised of a net unrealized gain of $716 million for fixed maturities, a net unrealized gain of $249 million for equity securities, and a net unrealized gain of $1 million for short term securities. See Note 2 of the Notes to Consolidated Financial Statements included under Item 8 for further detail on the unrealized position of CNA’s general account investment portfolio.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at December 31, 2007 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	6.0%	3.0%
Due after one year through five years	43.0	40.0
Due after five years through ten years	22.0	23.0
Due after ten years	29.0	34.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale as of December 31, 2007 that were in a gross unrealized loss position had a fair value of $1,708 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of December 31, 2007 and 2006.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
December 31, 2007	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,549	$57	$16	$3		$76
7-12 months	125	7	1			8
13-24 months	26	1	1	1	$1	4
Greater than 24 months	8		2			2
Total non-investment grade	$1,708	$65	$20	$4	$1	$90

December 31, 2006

Fixed maturity securities:
Non-investment grade:
0-6 months	$509	$2				$2
7-12 months	87	1	$1			2
13-24 months	24
Greater than 24 months	2
Total non-investment grade	$622	$3	$1	$ -	$ -	$4

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2007 or 2006. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

CNA’s equity securities classified as available-for-sale as of December 31, 2007 that were in a gross unrealized loss position had a fair value of $102 million and gross unrealized losses of $12 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the cost of our investment through an anticipated recovery in the fair value of such securities.

Invested assets are exposed to various risks, such as interest rate and credit risk. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in these risks in the near term, including increases in interest rates and further credit spread widening, could have an adverse material impact on our results of operations or equity.

Within CNA’s overall investment portfolio, $3,810 million of CNA’s securities are rated AAA as a result of insurance from six different mono-line insurers. Insured municipal bonds are $3,602 million of this total and represent 47.0% of CNA’s total municipal bond holdings. The underlying average credit quality of the municipal bonds would be A+ without the benefit of the insurance. Should the insurance be deemed worthless, we do not believe there would be a material impact to our results of operations or financial condition.

The general account portfolio consists primarily of high quality bonds, 89.2% and 90.9% of which were rated as investment grade (rated BBB- or higher) at December 31, 2007 and 2006.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value:

December 31	2007		2006
(In millions of dollars)

U.S. Government and affiliated agency securities	$816	2.5%	$5,285	15.1%
Other AAA rated	16,728	50.4	16,311	46.7
AA and A rated	6,326	19.1	5,222	15.0
BBB rated	5,713	17.2	4,933	14.1
Non investment-grade	3,616	10.8	3,188	9.1
Total	$33,199	100.0%	$34,939	100.0%

At December 31, 2007 and 2006, approximately 95.0% and 96.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products, which guarantee principal and a specified rate of interest:

December 31	2007		2006
(In millions of dollars)

Other AAA rated	$122	29.1%	$111	25.6%
AA and A rated	224	53.5	242	55.8
BBB rated	73	17.4	75	17.3
Non investment-grade			6	1.3
Total	$419	100.0%	$434	100.0%

At December 31, 2007 and 2006, 97.0% and 100.0% of the separate account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

Non-investment grade bonds, as presented in the tables above, are high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2007 was $320 million, which represents 0.8% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $173 million at December 31, 2007. Of these securities, 94% were priced by independent third party sources.

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

December 31	2007	2006
(In millions)

Short term investments available-for-sale:
Commercial paper	$3,040	$923
U.S. Treasury securities	577	1,093
Money market funds	72	196
Other, including collateral held related to securities lending	808	3,326
Total short term investments available-for-sale	4,497	5,538

Short term investments trading:
Commercial paper	35	43
U.S. Treasury securities		2
Money market funds	139	127
Other	6
Total short term investments trading	180	172

Total short term investments	$4,677	$5,710

The fair value of collateral held related to securities lending, included in other short term investments, was $53 million and $2,851 million at December 31, 2007 and 2006, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments – (Continued)

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities as of December 31, 2007:

						Percent	Percent
	Security Type					Of Total	Of Total
December 31, 2007	MBS	CMO	ABS	CDO	Total	Security Type	Investments
(In millions of dollars)

U.S. government agencies	$1,212	$1,460			$2,672	23.0%	5.6%
AAA		5,489	$2,063	$27	7,579	65.1	15.8
AA		35	309	80	424	3.6	0.9
A		56	206	222	484	4.2	1.0
BBB		13	396	20	429	3.7	0.9
Non-investment grade and
equity tranches		1	28	15	44	0.4	0.1
Total fair value	$1,212	$7,054	$3,002	$364	$11,632	100.0%	24.3%
Total amortized cost	$1,217	$7,167	$3,146	$469	$11,999

Percent of total fair value
by security type	10.4%	60.6%	25.8%	3.2%	100.0%

Sub-prime (included
above)
Fair value		$13	$1,064	$28	$1,105	9.5%	2.3%
Amortized cost		13	1,162	39	1,214	10.1	2.5

Alt-A (included above)
Fair value		$1,142	$3	$51	$1,196	10.3%	2.5%
Amortized cost		1,187	3	52	1,242	10.4	2.6

Included in the Company’s fixed maturity securities at December 31, 2007 were $11,632 million of asset-backed securities, at fair value, which represents 24.3% of total invested assets. Structured security types within this category consist of approximately 10.4% in mortgage-backed securities (“MBS”), 60.6% in collateralized mortgage obligations (“CMO”), 25.8% in corporate asset-backed obligations (“ABS”), and 3.2% in collateralized debt obligations (“CDO”). Of the total asset-backed securities, 88.1% were U.S. Government Agency issued or AAA rated. The majority of these asset-backed securities are actively traded in liquid markets. The Company obtains fair values for a majority of these securities from a third party pricing service. Of the total invested assets, $1,105 million or 2.3% have exposure to sub-prime residential mortgage (“sub-prime”) collateral, as measured by the original deal structure, while 2.5% have exposure to Alternative A (“Alt A”) collateral. Of the securities with sub-prime exposure, approximately 98.0% were rated as investment grade, while 99.0% of the Alt A securities were rated investment grade. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $30 million through other investments, including limited partnerships. The Company has mitigated a portion of its sub-prime exposure through an economic hedge position in Credit Default Swaps (“CDS”) from which it recognized net gains of $40 million for the year ended December 31, 2007.

All available-for-sale asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process and resulted in OTTI losses of $180 million for the year ended December 31, 2007. Included in this OTTI loss was $145 million related to securities with sub-prime and Alt A exposure. The Company’s review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to the Company’s individual sub-prime and Alt A exposures, the Company believes that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond current expectations may cause the Company to reconsider and record additional OTTI losses.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ACCOUNTING STANDARDS

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS No. 157 requires separate disclosure of the effect on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. A one year deferral has been granted for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations and equity.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations and equity.

In December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($472 million at December 31, 2007) will be recognized in the Shareholders’ equity section of the Consolidated Balance Sheets as opposed to the Consolidated Statements of Income.

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
Forward-Looking Statements – (Continued)

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

•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•
regulatory requirements imposed by coastal state regulators in the wake of hurricanes or other natural disasters, including limitations on the ability to exit markets or to non-renew, cancel or change terms and conditions in policies, as well as mandatory assessments to fund any shortfalls arising from the inability of quasi-governmental insurers to pay claims;

•	man-made disasters, including the possible occurrence of terrorist attacks and the effect of the absence or insufficiency of applicable terrorism legislation on coverages;

•
the unpredictability of the nature, targets, severity or frequency of potential terrorist events, as well as the uncertainty as to CNA’s ability to contain its terrorism exposure effectively, notwithstanding the extension until 2014 of the Terrorism Risk Insurance Act of 2002;

•	the occurrence of epidemics;

•
exposure to liabilities due to claims made by insureds and others relating to asbestos remediation and health-based asbestos impairments, as well as exposure to liabilities for environmental pollution, construction defect claims and exposure to liabilities due to claims made by insureds and others relating to lead-based paint and other mass torts;

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements – (Continued)

•
the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties” in the MD&A portion of this Report;

•
the possibility of changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•	the effects of corporate bankruptcies and accounting errors on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our tobacco subsidiaries

•	the outcome of pending litigation;

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•
litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on E&P activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	the availability and cost of insurance, and the risks associated with self-insurance, covering drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to renegotiate, extend or replace existing customer contracts on favorable terms;

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements – (Continued)

•	the successful development and projected cost and timing of planned expansion projects as well as the financing of such projects; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•
changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments including the short and long term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities;

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

•
the closing of any contemplated transactions and agreements, including the closing of the Separation and the impact of the Separation on our future financial position, results of operations, cash flows and risk profile;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2007 and 2006 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $333 million and $560 million at December 31, 2007 and 2006, respectively. The impact of a 100 basis point decrease would result in an increase in market value of $350 million and $353 million at December 31, 2007 and 2006 respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2007 and 2006, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2007 and 2006, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase in commodity prices of 20% from their levels at December 31, 2007 and 2006. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk – We are exposed to credit risk which relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline maintains credit policies intended to minimize this risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of December 31, 2007, the amount of gas loaned out was approximately 12.7 trillion British thermal units (“TBtu”) and, assuming an average market price during December 2007 of $7.13 per million British thermal units (“MMBtu”), the market value of gas loaned out at December 31, 2007 would have been approximately $91 million. If any significant customer should have credit or financial problems resulting in a delay or failure to repay the gas it owes Boardwalk Pipeline, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2007	2006	2007	2006
(Amounts in millions)

Equity markets (1):
Equity securities (a)	$744	$686	$(186)	$(171)
Futures – short			102
Options – purchased	35	26	1	(1)
– written	(16)	(13)	(5)	9
Short sales	(84)	(62)	21	15
Limited partnership investments	443	343	(30)	(27)
Interest rate (2):
Futures − long			(9)	(29)
Futures – short				21
Interest rate swaps − long		(1)		(4)
Fixed maturities − long	582	1,922	(4)	(38)
Fixed maturities − short	(16)		2
Short term investments	2,628	4,385
Other derivatives		2	(3)	9
Commodities (3):
Options – purchased		1		(1)
– written				1

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

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(171) and $(162) at December 31, 2007 and 2006, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2007	2006	2007	2006
(Amounts in millions)

Equity markets (1):
Equity securities:
General accounts (a)	$568	$597	$(142)	$(149)
Separate accounts	45	41	(11)	(10)
Limited partnership investments	1,927	1,818	(118)	(143)

Interest rate (2):
Fixed maturities (a)(b)	34,081	35,648	(1,900)	(1,959)
Short term investments (a)	6,843	8,418	(4)	(5)
Other invested assets	8	21
Interest rate swaps and other (c)	(88)		81
Other derivative securities	38	5	33	190
Separate accounts (a):
Fixed maturities	419	434	(20)	(21)
Short term investments	6	21
Debt	(7,204)	(5,443)
Commodities (3)
Forwards − short (c)	11		(119)
Forwards − long			3

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(317) and $(283) at December 31, 2007 and 2006, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(106) and $(227) at December 31, 2007 and 2006, respectively.

(c)	The market risk at December 31, 2007 will generally be offset by recognition of the underlying hedged transaction.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2007	2006
(Dollar amounts in millions, except per share data)

Investments (Notes 1, 2, 3 and 4):

Fixed maturities, amortized cost of $34,816 and $36,853	$34,663	$37,570

Equity securities, cost of $1,143 and $967	1,347	1,309

Limited partnership investments	2,370	2,161

Other investments	72	27

Short term investments	9,471	12,803

Total investments	47,923	53,870

Cash	141	118

Receivables (Notes 1 and 7)	11,677	12,936

Property, plant and equipment (Notes 1 and 8)	10,425	5,490

Deferred income taxes (Note 11)	999	606

Goodwill and other intangible assets (Note 1 and 14)	1,353	294

Other assets (Notes 1, 14, 18, 19 and 23)	1,924	1,874

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,161	1,190

Separate account business (Notes 1, 3 and 4)	476	503

Total assets	$76,079	$76,881

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders’ Equity:

December 31	2007	2006
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expenses	$28,588	$29,636
Future policy benefits	7,106	6,645
Unearned premiums	3,597	3,784
Policyholders’ funds	930	1,015
Total insurance reserves	40,221	41,080
Payable for securities purchased (Note 4)	544	1,047
Collateral on loaned securities (Notes 1 and 2)	63	3,602
Short term debt (Notes 3 and 12)	358	4
Long term debt (Notes 3 and 12)	6,900	5,568
Reinsurance balances payable (Notes 1 and 19)	401	539
Other liabilities (Notes 1, 3, 15, 18 and 23)	5,627	5,140
Separate account business (Notes 1, 3 and 4)	476	503
Total liabilities	54,590	57,483

Minority interest	3,898	2,896

Commitments and contingent liabilities
(Notes 1, 2, 4, 9, 10, 11, 12, 14, 15, 16, 18, 19, 21 and 22)

Shareholders’ equity (Notes 1, 2, 5, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 529,683,628 and 544,203,457 shares	5	5
Carolina Group stock, $0.01 par value:
Authorized - 600,000,000 shares
Issued – 108,799,141 and 108,665,806 shares	1	1
Additional paid-in capital	3,967	4,018
Earnings retained in the business	13,691	12,099
Accumulated other comprehensive income (loss)	(65)	387
	17,599	16,510
Less treasury stock, at cost (340,000 shares of Carolina Group stock as of
December 31, 2007 and 2006)	8	8
Total shareholders’ equity	17,591	16,502
Total liabilities and shareholders’ equity	$76,079	$76,881

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2007	2006	2005
(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 19)	$7,482	$7,603	$7,569
Net investment income (Note 2)	2,891	2,910	2,098
Investment gains (losses) (Note 2)	(273)	92	(13)
Gain on issuance of subsidiary stock (Note 14)	141	9
Manufactured products (including excise taxes of $688, $699
and $676)	3,969	3,755	3,568
Contract drilling revenues	2,506	1,987	1,179
Other	1,664	1,346	1,431
Total	18,380	17,702	15,832

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 19)	6,009	6,047	6,999
Amortization of deferred acquisition costs	1,520	1,534	1,543
Cost of manufactured products sold (Note 21)	2,307	2,160	2,114
Contract drilling expenses	1,011	812	639
Other operating expenses	2,640	2,410	2,346
Restructuring and other related charges (Note 15)		(13)
Interest	318	304	364
Total	13,805	13,254	14,005
	4,575	4,448	1,827
Income tax expense (Note 11)	1,481	1,442	483
Minority interest	613	504	163
Total	2,094	1,946	646
Income from continuing operations	2,481	2,502	1,181
Discontinued operations, net (Note 23)	8	(11)	31
Net income	$2,489	$2,491	$1,212

Net income attributable to (Note 5):
Loews common stock:
Income from continuing operations	$1,948	$2,086	$930
Discontinued operations, net	8	(11)	31
Loews common stock	1,956	2,075	961
Carolina Group stock	533	416	251
Total	$2,489	$2,491	$1,212

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2007	2006	2005
(In millions, except per share data)

Basic net income per Loews common share (Note 5):
Income from continuing operations	$3.65	$3.77	$1.67
Discontinued operations, net	0.01	(0.02)	0.05
Net income	$3.66	$3.75	$1.72

Basic net income per Carolina Group share (Note 5)	$4.92	$4.46	$3.62

Diluted net income per Loews common share (Note 5):
Income from continuing operations	$3.64	$3.77	$1.67
Discontinued operations, net	0.01	(0.02)	0.05
Net income	$3.65	$3.75	$1.72

Diluted net income per Carolina Group share (Note 5)	$4.91	$4.46	$3.62

Basic weighted average number of shares outstanding:
Loews common stock	534.79	552.68	557.10
Carolina Group stock	108.43	93.37	69.40
Diluted weighted average number of shares outstanding:
Loews common stock	536.00	553.54	557.96
Carolina Group stock	108.57	93.47	69.49

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income	Treasury
(In millions, except per share data)

Balance, January 1, 2005		$6	$1	$1,981	$9,393	$597	$(8)
Comprehensive income:
Net income	$1,212				1,212
Other comprehensive losses	(286)					(286)
Comprehensive income	$926
Dividends paid:
Loews common stock, $0.20
per share					(111)
Carolina Group stock, $1.82
per share					(129)
Issuance of Loews common stock				16
Issuance of Carolina Group stock
(Note 6)				421
Balance, December 31, 2005		6	1	2,418	10,365	311	(8)
Comprehensive income:
Net income	$2,491				2,491
Other comprehensive gains	219					219
Comprehensive income	$2,710
Adjustment to initially apply
SFAS No. 158 (Note 1)						(143)
Dividends paid:
Loews common stock, $0.24
per share					(131)
Carolina Group stock, $1.82
per share					(177)
Purchase of Loews treasury stock							(510)
Retirement of treasury stock		(1)		(60)	(449)		510
Issuance of Loews common stock				17
Issuance of Carolina Group stock
(Note 6)				1,631
Stock-based compensation				9
Other				3
Balance, December 31, 2006		5	1	4,018	12,099	387	(8)
Adjustment to initially apply:
FIN No. 48 (Note 1)					(37)
FSP FTB 85-4-1 (Note 1)					34
Balance, January 1, 2007 as adjusted		5	1	4,018	12,096	387	(8)
Comprehensive income:
Net income	$2,489				2,489
Other comprehensive losses	(452)
Comprehensive income	$2,037					(452)
Dividends paid:
Loews common stock, $0.25
per share					(134)
Carolina Group stock, $1.82
per share					(197)
Purchase of Loews treasury stock							(672)
Retirement of treasury stock				(111)	(561)		672
Issuance of Loews common stock				5
Issuance of Carolina Group stock				3
Stock-based compensation				23
Other					(2)
Tax benefit related to imputed
interest on Diamond Offshore’s
1.5% debentures (Note 14)				29
Balance, December 31, 2007		$5	$1	$3,967	$13,691	$(65)	$(8)

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2007	2006	2005
(In millions)

Operating Activities:

Net income	$2,489	$2,491	$1,212
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
(Income) loss from discontinued operations	(8)	11	(31)
Provision for doubtful accounts and cash discounts	170	207	51
Investment (gains) losses	132	(101)	13
Undistributed earnings	(141)	(206)	(79)
Provision for minority interest	613	504	163
Amortization of investments	(290)	(408)	(208)
Depreciation, depletion and amortization	511	399	381
Provision for deferred income taxes	(43)	255	(110)
Other non-cash items	(3)	2	(2)
Changes in operating assets and liabilities-net:
Reinsurance receivables	1,258	2,489	3,451
Other receivables	(115)	(463)	326
Prepaid reinsurance premiums	72	(2)	788
Deferred acquisition costs	29	7	71
Insurance reserves	(830)	(771)	(943)
Reinsurance balances payable	(138)	(1,097)	(1,344)
Other liabilities	321	390	14
Trading securities	1,797	(2,024)	(126)
Other, net	(167)	23	(212)
Net cash flow operating activities - continuing operations	5,657	1,706	3,415
Net cash flow operating activities - discontinued operations	14	9	(48)
Net cash flow operating activities - total	5,671	1,715	3,367

Investing Activities:

Purchases of fixed maturities	(73,157)	(63,517)	(80,805)
Proceeds from sales of fixed maturities	69,012	52,413	68,772
Proceeds from maturities of fixed maturities	4,744	9,090	11,299
Purchases of equity securities	(239)	(352)	(482)
Proceeds from sales of equity securities	340	221	316
Purchases of property and equipment	(2,297)	(934)	(478)
Proceeds from sales of property and equipment	37	24	85
Change in collateral on loaned securities	(3,539)	2,834	(150)
Change in short term investments	2,489	(2,290)	(637)
Sales of businesses, net of cash			57
Change in other investments	(214)	(178)	230
Acquisition of businesses, net of cash	(4,029)
Net cash flow investing activities - continuing operations	(6,853)	(2,689)	(1,793)
Net cash flow investing activities - discontinued operations	38	52	19
Net cash flow investing activities - total	(6,815)	(2,637)	(1,774)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2007	2006	2005
(In millions)

Financing Activities:

Dividends paid	$(331)	$(308)	$(240)
Dividends paid to minority interests	(454)	(138)	(22)
Purchases of treasury shares	(672)	(510)
Issuance of common stock	8	1,642	432
Proceeds from subsidiary stock offering	535	430	271
Principal payments on debt	(5)	(730)	(3,278)
Issuance of debt	2,142	1,097	1,460
Receipts of investment contract account balances	3	4	7
Return of investment contract account balances	(122)	(589)	(281)
Excess tax benefits from share-based payment arrangements	10	7
Other	11	9	6
Net cash flow financing activities - continuing operations	1,125	914	(1,645)

Effect of foreign exchange rate changes on cash - continuing operations	5

Net change in cash	(14)	(8)	(52)
Net cash transactions from:
Continuing operations to discontinued operations	89	43	(34)
Discontinued operations to continuing operations	(89)	(43)	34
Cash, beginning of year	174	182	234
Cash, end of year	$160	$174	$182

Cash, end of year:
Continuing operations	$141	$118	$144
Discontinued operations	19	56	38
Total	$160	$174	$182

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), an 89% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 51% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owed subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). The Company sold Bulova Corporation (“Bulova”) to Citizen Watch Co., Ltd. for approximately $250 million, subject to adjustment, in January of 2008. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

On July 31, 2007, HighMount acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. (“Dominion”) for $4.0 billion, subject to adjustment. (See Note 14.)

On December 17, 2007, the Company announced that its Board of Directors has approved a plan to dispose of its entire ownership interest in Lorillard in a tax-free manner, resulting in the elimination of the Carolina Group, and all of the Carolina Group stock, and establishing Lorillard as an independent public company. The disposition would be accomplished through (i) redemption of all outstanding Carolina Group stock in exchange for shares of Lorillard common stock, with holders of Carolina Group stock receiving one share of Lorillard common stock in exchange for each share of Carolina Group stock they currently own, and (ii) disposition of the Company’s remaining Lorillard common stock in an exchange offer for shares of outstanding Loews common stock or, if the Company determines not to effect the exchange offer or if the exchange offer is not fully subscribed, as a pro rata dividend to holders of Loews common stock.

Principles of consolidation – The consolidated financial statements include all significant subsidiaries and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company generally has an interest of 20% to 50%.

Accounting estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

Accounting changes - In March of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” A life settlement contract for purposes of FSP FTB 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance,” required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB No. 85-4 created a loss upon acquisition of policies. FSP FTB 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third party investors in life settlement contracts. FSP FTB 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP FTB 85-4-1 on January 1, 2007.

Prior to 2002, CNA purchased investments in life settlement contracts. Under a life settlement contract, CNA obtained the ownership and beneficiary rights of an underlying life insurance policy. CNA elected to account for its investments in life settlement contracts using the fair value method and the initial impact upon adoption of FSP FTB

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

85-4-1 under the fair value method was an increase to retained earnings of $34 million, net of tax and minority interest.

Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Income for the year ended December 31, 2007. Amounts presented related to prior years were accounted for under the previous accounting guidance, FTB No. 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Statements of Income when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Statements of Income. CNA’s investments in life settlement contracts of $115 million at December 31, 2007 are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows for all periods presented.

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

The following table details the values of life settlement contracts as of December 31, 2007.

	Number of Life	Fair Value of Life	Face Amount of
	Settlement	Settlement	Life Insurance
	Contracts	Contracts	Policies
(In millions of dollars)

Estimated maturity during:
2008	80	$16	$53
2009	80	14	52
2010	80	13	51
2011	80	11	51
2012	80	10	51
Thereafter	1,008	51	490
Total	1,408	$115	$748

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

The increase in fair value recognized for the year ended December 31, 2007 on contracts still being held was $12 million. The gain recognized during the year ended December 31, 2007 on contracts that matured was $38 million.

In June of 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company adopted FIN No. 48 on January 1, 2007 and recorded a decrease to retained earnings of

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

approximately $37 million, net of minority interest. See Note 11 for additional information on the provision for income taxes.

In September of 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 in December of 2006. Adoption of the pronouncement decreased equity by $143 million as of December 31, 2006. See Note 18 for additional information on the Company’s benefit plans.

Investments – Investments in securities are carried as follows:

The Company classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities held principally by insurance subsidiaries as either available-for-sale or trading, and as such, they are carried at fair value.Changes in fair value of trading securities are reported within net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Accumulated other comprehensive income. Investments are written down to fair value and losses are recognized in the income statement when a decline in value is determined to be other-than-temporary. See Note 2 for information related to the Company’s impairment charges.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income. Interest income on lower rated beneficial interests in securitized financial assets is determined using the prospective yield method.

Real estate investments are carried at the lower of cost or market value. These items are included in “Other investments” in the Consolidated Balance Sheets.

Short term investments consist primarily of U.S. government securities, repurchase agreements, money market funds and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is generally determined by the identified certificate method.

The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the general partner, and typically reflects a reporting lag of up to three months. Changes in net asset values are accounted for under the equity method and recorded within net investment income. The majority of the limited partnerships employ strategies to generate returns through investing in a substantial number of securities that are readily marketable. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company consolidated one limited partnership.

Other investments also include certain derivative securities. Investments in derivative securities are carried at fair value with changes in fair value reported as a component of investment gains or losses or Accumulated other comprehensive income, depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported as a component of investment gains or losses in the Consolidated Statements of Income. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment, and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, credit

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

The Company’s accounting for changes in the fair value of derivative instruments is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected in

No hedge designation	Investment gains (losses).
Fair value	Investment gains (losses), along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk.
Cash flow	Accumulated other comprehensive income (loss), with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

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

The Company and certain of its subsidiaries periodically enter into derivative contracts to manage exposure to commodity price risk. A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. The Company also uses interest rate swaps to hedge its exposure to variable interest rates on long term debt. Any ineffectiveness is recorded currently in the Consolidated Statements of Income.

Derivatives held in designated trading portfolios are carried at fair value with changes therein reflected in investment income. These derivatives are generally not designated as hedges.

Securities lending and repurchase activities – The Company lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with the Company of at least 102% of the fair value of the securities loaned if the collateral is cash or securities. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities in the Consolidated Balance Sheets.

Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as assets of the Company as there exists no right to sell or re-pledge the collateral. The fair value of collateral held and included in short term investments was $63 million and $3,602 million at December 31, 2007 and 2006. The fair value of non-cash collateral was $273 million and $385 million at December 31, 2007 and 2006.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

Gain on issuance of subsidiary stock – Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5-H, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB No. 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB No. 51 gains or losses, respectively) either in income or in shareholders’ equity. In accordance with the election provided in SAB No. 51, the Company’s policy is to record such SAB No. 51 gains or losses directly to the income statement.

Revenue Recognition – Insurance premiums on property and casualty and accident and health insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies after deductions for ceded insurance premiums. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

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

Revenue from cigarette sales is recognized upon shipment of goods, when title and risk of loss passes to customers and collectability is reasonably assured.

Contract drilling revenue from dayrate drilling contracts is recognized as services are performed. In connection with such drilling contracts, Diamond Offshore may receive fees (either lump-sum or dayrate) for the mobilization of equipment. These fees are earned as services are performed over the initial term of the related drilling contracts. Absent a contract, mobilization costs are recognized currently. From time to time, Diamond Offshore may receive fees from its customers for capital improvements to their rigs. Diamond Offshore defers such fees received and recognizes these fees into revenue on a straight-line basis over the period of the related drilling contract. Diamond Offshore capitalizes the costs of such capital improvements and depreciates them over the estimated useful life of the improvement.

Natural gas and natural gas liquids (“NGLs”) production revenue is recognized based on actual volumes of natural gas and NGLs sold to purchasers. Sales require delivery of the product to the purchaser, passage of title and probability of collection of purchaser amounts owed. Natural gas and NGL production revenue includes sales of natural gas and NGLs by HighMount. Natural gas and NGL production revenue is reported net of royalties. HighMount uses the sales method of accounting for gas imbalances. An imbalance is created when the volumes of gas sold by HighMount pertaining to a property do not equate to the volumes produced to which HighMount is entitled based on its interest in the property. An asset or liability is recognized to the extent that HighMount has an imbalance in excess of the remaining reserves on the underlying properties.

Revenues from the transportation of natural gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Revenues from storage services are recognized over the term of the contract. Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipeline, is subject to Federal Energy Regulatory Commission (“FERC”) regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure.

Insurance Operations

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&E”), workers’ compensation

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on 1) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables in the Consolidated Balance Sheets. See Note 23 for further information on claim and claim adjustment expense reserves for discontinued operations.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under high deductible policies of $2.2 billion and $2.5 billion as of December 31, 2007 and 2006. A significant portion of these amounts is supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets. See Note 7.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”) for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2007 and 2006. At December 31, 2007 and 2006, the discounted reserves for unfunded structured settlements were $786 million and $814 million, net of discount of $1.2 billion and $1.3 billion.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% at December 31, 2007 and 2006. At December 31, 2007 and 2006, such discounted reserves totaled $1.4 billion and $1.3 billion, net of discount of $438 million and $416 million.

Future policy benefits reserves – Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2007 and 2006, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.

Policyholders’ funds reserves – Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balances were $178 million and $189 million. As of December 31, 2007 and 2006, included in Other assets were $6 million and $7 million of related assets for premium tax offsets. The related asset is limited to the amount that is able to be assessed on future premium collections from business written or committed to be written.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

Reinsurance – Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as Receivables in the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2007, CNA had $40 million recorded as deposit assets and $117 million recorded as deposit liabilities.

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

Participating insurance – Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws. When limitations exist on the amount of net income from participating life insurance contracts that may be distributed to shareholders, the share of net income on those policies that cannot be distributed to shareholders is excluded from Shareholders’ equity by a charge to operations and the establishment of a corresponding liability.

Deferred acquisition costs – Acquisition costs include commissions, premium taxes and certain underwriting and policy issuance costs which vary with and are related primarily to the acquisition of business. Such costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned.

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

CNA evaluates deferred acquisition costs for recoverability. Adjustments, if necessary, are recorded in current results of operations. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Deferred acquisition costs are recorded net of ceding commissions and other ceded acquisition costs. Unamortized deferred acquisition costs relating to contracts that have been substantially changed by a modification in benefits, features, rights or coverages are no longer deferred and are included as a charge to operations in the period during which the contract modification occurred.

Separate Account Business –  Separate account assets and liabilities represent contract holder funds related to investment and annuity products, which are segregated into accounts with specific underlying investment objectives. The assets and liabilities of these contracts are legally segregated and reported as assets and liabilities of the separate account business. Substantially all assets of the separate account business are carried at fair value. Separate account liabilities are primarily carried at contract values. Fee income accruing to CNA related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Income.

Tobacco product inventories – These inventories, aggregating $224 million and $183 million at December 31, 2007 and 2006, respectively, are stated at the lower of cost or market, using the last-in, first-out (LIFO) method and primarily consist of leaf tobacco and are included in other assets. If the average cost method of accounting had been

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

used for tobacco inventories instead of the LIFO method, such inventories would have been $151 million and $156 million higher at December 31, 2007 and 2006, respectively.

Goodwill and other intangible assets – Goodwill and other intangible assets with indefinite lives are annually tested for impairment. Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Impairment losses, if any, are included in the Consolidated Statements of Income.

Property, plant and equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the various classes of properties. Leaseholds and leasehold improvements are depreciated or amortized over the terms of the related leases (including optional renewal periods where appropriate) or the estimated lives of improvements, if less than the lease term.

The principal service lives used in computing provisions for depreciation are as follows:

Years

Buildings and building equipment	30 to 40
Leaseholds and leasehold improvements	10 to 20
Offshore drilling equipment	15 to 30
Pipeline equipment	30 to 50
Machinery and equipment	4 to 30
Computer equipment and software	3 to 5

HighMount follows the full cost method of accounting for natural gas and NGL exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved natural gas and NGL reserves, assuming period-end pricing adjusted for cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Approximately 2.7% (unaudited) of HighMount’s total proved reserves is hedged by qualifying cash flow hedges, for which hedge adjusted prices were used to calculate estimated future net revenue. Whether period-end market prices or hedge adjusted prices were used for the portion of production that is hedged, there was no ceiling test impairment as of December 31, 2007. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Balance Sheets pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations,” are excluded from HighMount’s calculations of discounted cash flows under the full cost ceiling test.

Depletion of natural gas and NGL producing properties is computed using the units-of-production method. Under the full cost method, the depletable base of costs subject to depletion also includes estimated future costs to be incurred in developing proved natural gas and NGL reserves, as well as capitalized asset retirement costs, net of projected salvage values. The costs of investments in unproved properties including associated exploration-related costs are initially excluded from the depletable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depletable base, determined on a property by property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depletable base. In addition, gains or losses on the sale or other disposition of natural gas and NGL properties are not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Impairment of long-lived assets – The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

Pension and postretirement benefits – The Company recognizes the overfunded or underfunded status of its defined benefit plans as an asset or liability in the Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through Accumulated other comprehensive income (loss). The Company measures its benefit plan assets and obligations at December 31 in the Consolidated Balance Sheets.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction losses of $6 million, $4 million and $15 million (after tax and minority interest) were included in determining net income for the years ended December 31, 2007, 2006 and 2005.

Stock option plans – In December of 2004, the FASB issued a complete replacement of SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company recognized compensation expense that decreased net income attributable to Loews common stock by $9 million and $7 million, or $0.02 and $0.01 per Loews common share, for the years ended December 31, 2007 and 2006 respectively. Net income attributable to Carolina Group stock decreased by approximately $800,000 and $300,000 for the years ended December 31, 2007 and 2006, respectively, or $0.01 per Carolina Group common share in 2007. There was no impact per Carolina Group share in 2006. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Prior to the adoption of SFAS No. 123R, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. These amounts were not included in the Company’s Consolidated Statements of Income, in accordance with APB No. 25. The pro forma effect of applying SFAS No. 123 included the Company’s share of expense related to its subsidiaries’ plans as well. The Company’s pro forma net income and the related basic and diluted income per Loews common share would have been as follows:

Year Ended December 31	2005
(In millions, except per share data)

Net income:

Loews common stock:
Net income as reported	$961
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(6)
Pro forma net income	$955

Basic and diluted net income per share:

Loews common stock:
As reported	$1.72
Pro forma	1.71

There was no impact to the pro forma net income per Carolina Group share.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

Regulatory accounting – The FERC regulates the operations of Texas Gas. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires Texas Gas to report assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to approximately $299 million, $352 million and $405 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash payments for federal, foreign, state and local income taxes amounted to approximately $1,572 million, $1,160 million and $504 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accrued capital expenditures amounted to approximately $215 million, $30 million and $55 million for the years ended December 31, 2007, 2006 and 2005, respectively.

New accounting pronouncements not yet adopted – In September of 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. A one year deferral has been granted for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and equity.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and equity.

In December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($472 million at December 31, 2007), as discussed in Note 14, will be recognized in the Shareholders’ equity section of the Consolidated Balance Sheets as opposed to the Consolidated Statements of Income.

Reclassifications – Certain amounts have been reclassified to conform to the classifications followed in 2007.

Notes to Consolidated Financial Statements

Note 2.  Investments

Year Ended December 31	2007	2006	2005
(In millions)

Net investment income consisted of:

Fixed maturity securities	$2,047	$1,861	$1,644
Short term investments	360	373	191
Limited partnerships	217	314	271
Equity securities	25	29	30
Income from trading portfolio	207	326	90
Interest on funds withheld and other deposits	(1)	(68)	(166)
Other	89	121	90
Total investment income	2,944	2,956	2,150
Investment expenses	(53)	(46)	(52)
Net investment income	$2,891	$2,910	$2,098

Investment gains (losses) are as follows:

Fixed maturities	$(478)	$1	$(99)
Equity securities, including short positions	117	22	43
Derivative instruments	64	19	49
Short term investments	12	(6)	(3)
Other, including guaranteed separate account business	12	56	(3)
Investment gains (losses)	(273)	92	(13)
Gains on issuance of subsidiary stock	141	9
	(132)	101	(13)
Income tax (expense) benefit	45	(23)	1
Minority interest	22	(9)	1
Investment gains (losses), net	$(65)	$69	$(11)

Realized investment losses included $741 million, $173 million and $107 million of other-than-temporary impairment (“OTTI”) losses for the years ended December 31, 2007, 2006 and 2005. The 2007 OTTI losses were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. The 2006 and 2005 OTTI losses were recorded across various sectors. The increase in OTTI losses for 2007 was primarily driven by credit issue related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (“sub-prime”) crisis. The increase in OTTI losses for 2006 was primarily driven by an increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. The 2005 OTTI losses included $47 million related to loans made under a credit facility to a national contractor, that were classified as fixed maturity securities. See Note 22 for additional information on loans to the national contractor.

The investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	Greater than	Fair
December 31, 2007	Cost	Gains	12 Months	12 Months	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$594	$93			$687
Asset-backed securities	11,777	39	$223	$183	11,410
States, municipalities and political
subdivisions-tax exempt	7,615	144	82	2	7,675
Corporate	8,867	246	149	12	8,952
Other debt	4,143	208	48	4	4,299
Redeemable preferred stocks	1,216	2	160		1,058
Fixed maturities available-for-sale	34,212	732	662	201	34,081
Fixed maturities, trading	604	6	19	9	582
Total fixed maturities	34,816	738	681	210	34,663
Equity securities:
Equity securities available-for-sale	366	214	12		568
Equity securities, trading	777	99	69	28	779
Total equity securities	1,143	313	81	28	1,347
Short term investments:
Short term investments available-for-
sale	6,841	3	1		6,843
Short term investments, trading	2,628				2,628
Total short term investments	9,469	3	1	-	9,471
Total	$45,428	$1,054	$763	$238	$45,481

December 31, 2006

Fixed maturity securities:
U.S. government and obligations of
government agencies	$5,055	$86	$2	$1	$5,138
Asset-backed securities	13,823	28	21	151	13,679
States, municipalities and political
subdivisions-tax exempt	4,915	237	1	5	5,146
Corporate	6,811	338	7	11	7,131
Other debt	3,443	207	7	1	3,642
Redeemable preferred stocks	885	28	1		912
Fixed maturities available-for-sale	34,932	924	39	169	35,648
Fixed maturities trading	1,921	6	5		1,922
Total fixed maturities	36,853	930	44	169	37,570
Equity securities:
Equity securities available-for-sale	348	249			597
Equity securities, trading	619	112	11	8	712
Total equity securities	967	361	11	8	1,309
Short term investments:
Short term investments available-for-
sale	8,418				8,418
Short term investments, trading	4,385				4,385
Total short term investments	12,803	-	-	-	12,803
Total	$50,623	$1,291	$55	$177	$51,682

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

The following table summarizes, for available-for-sale fixed maturity and equity securities in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

December 31	2007		2006
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed maturity securities:
Investment grade:
0-6 months	$5,578	$357	$9,829	$24
7-12 months	1,689	221	1,267	12
13-24 months	690	57	5,248	127
Greater than 24 months	3,869	138	1,022	41
Total investment grade available-for-sale	11,826	773	17,366	204

Non-investment grade:
0-6 months	1,549	76	509	2
7-12 months	125	8	87	1
13-24 months	26	4	24	1
Greater than 24 months	8	2	2
Total non-investment grade available-for-sale	1,708	90	622	4

Total fixed maturity securities available-for-sale	13,534	863	17,988	208

Available-for-sale equity securities:
0-6 months	98	12	10
7-12 months	1		1
13-24 months
Greater than 24 months	3		3
Total available-for-sale equity securities	102	12	14	-

Total available-for-sale fixed maturity and
equity securities	$13,636	$875	$18,002	$208

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization, previous OTTI and hedging, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

Significant judgment is required in the determination of whether an OTTI has occurred for an investment. CNA follows a consistent and systematic process for determining and recording an OTTI. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for analyzing all securities in an unrealized loss position (“watch list”) on at least a quarterly basis.

All watch list securities are monitored for further market value changes and additional information related to the issuer’s financial condition. The focus is on objective evidence that may influence the evaluation of OTTI factors.

The decision to record an OTTI incorporates both quantitative criteria and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors.

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

The Committee also considers results and analysis of cash flow modeling to supplement its review of various asset-backed securities. The focus of this analysis is on assessing the sufficiency and quality of the underlying collateral and timing of cash flow based on various scenario tests. This additional data provides the Committee with additional context to evaluate current market conditions to determine if the impairment is temporary in nature.

The Impairment Committee’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) in the Consolidated Statements of Income. Recording an OTTI loss on a security does not always reflect CNA’s view on whether an equity security will recover to cost or if a fixed maturity security will make timely repayment of principal and interest.

At December 31, 2007, the fair value of the available-for-sale fixed maturities was $34,081 million, representing 71% of the total investment portfolio. The unrealized position associated with the available-for-sale fixed maturity portfolio included $863 million in gross unrealized losses, consisting of asset-backed securities which represented 47.0%, corporate bonds which represented 18.7%, redeemable preferred stock which represented 18.5%, and all other fixed maturity securities which represented 15.8%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total fixed maturity portfolio. The total available-for-sale fixed maturity portfolio gross unrealized losses included 1,380 securities which were, in aggregate, approximately 6.0% below amortized cost.

The gross unrealized losses on equity securities were $12 million, including 245 securities which were, in aggregate, approximately 11.0% below cost.

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31, 2007 or December 31, 2006, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of December 31, 2007 is presented below.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors during 2007 related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.

The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 482 securities in a gross unrealized loss position of $402 million. Of these securities in a gross unrealized loss position, 43.0% are rated AAA, 22.0% are rated AA, 32.0% are rated A and 3.0% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 6.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed-through but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of December 31, 2007, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF No. 99-20, which have a gross unrealized loss of $118 million and an aggregate severity of the unrealized loss of approximately 22.0% of amortized cost. For the year ended December 31, 2007, there were OTTI losses of $311 million recorded on asset-backed securities, $209 million of which were related to EITF 99-20 securities.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 235 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position of $4 million as of December 31, 2007. The aggregate severity of the unrealized losses on

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

these securities was approximately 3.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after tax returns on alternative classes. The holdings in this category include 223 securities in a gross unrealized loss position of $84 million with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are secured by the credit of the issuer. The aggregate severity of the unrealized losses were approximately 4.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.

Corporate Bonds

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

The holdings in this category include 312 securities in a gross unrealized loss position of $161 million. Of the unrealized losses in this category, over 49.0% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 5.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical and communications which as a percentage of total gross unrealized losses were approximately 30.0%, 22.0% and 15.0% at December 31, 2007. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold those investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007. For the year ended December 31, 2007, there were OTTI losses of $209 million recorded on corporate bonds.

Redeemable Preferred Stock

The unrealized losses on the Company’s investments in redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. The holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category have fallen out of favor in the current market conditions. Approximately 58.0% of the gross unrealized losses in this category come from securities issued by diversified financial institutions, 31.0% from losses on government agency issued securities and 4.0% from utilities. The holdings in this category include 41 securities in a gross unrealized loss position of $160 million. Of these securities in a gross unrealized loss position, 31.0% are rated AA, 55.0% are rated A, 12.0% are rated BBB and 2.0% are rated less than BBB. The Company believes the decline in fair value was primarily due to the market disruption caused by the sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2007.

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

Contractual Maturity

The following tables summarize available-for-sale fixed maturity securities by contractual maturity at December 31, 2007 and 2006. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

December 31	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In millions)

Due in one year or less	$2,685	$2,678	$1,599	$1,601
Due after one year through five years	12,219	12,002	13,023	13,039
Due after five years through ten years	6,150	6,052	9,555	9,619
Due after ten years	13,158	13,349	10,755	11,389
Total	$34,212	$34,081	$34,932	$35,648

As of December 31, 2007, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2006, the carrying value of fixed maturity investments that did not produce income was $10 million. As of December 31, 2007, no investments exceeded 10.0% of shareholders’ equity. As of December 31, 2006, no investments, other than investments in U.S. Treasury and U.S. Government agency securities, exceeded 10.0% of shareholders’ equity.

Investment Commitments

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. The carrying value of these investments, reported as a separate line item in the Consolidated Balance Sheets, were $2,370 million and $2,161 million as of December 31, 2007 and 2006.

As of December 31, 2007 and 2006, the Company had committed approximately $461 million and $109 million to future capital calls from various third party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2007 and 2006, the Company had commitments to purchase $58 million and $64 million and sell $3 million and $24 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2007 and 2006, the Company had obligations on unfunded bank loan participations in the amount of $23 million and $29 million.

Notes to Consolidated Financial Statements
Note 2. Investments – (Continued)

Investments on Deposit

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2007 and 2006, CNA did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.5 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2007 and 2006.

Cash and securities with carrying values of approximately $8 million and $11 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2007 and 2006. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance obligations with various third parties. The carrying values of these deposits were approximately $323 million and $327 million as of December 31, 2007 and 2006.

Note 3.  Fair Value of Financial Instruments

December 31	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)

Financial assets:
Other investments	$46	$46	$12	$12
Separate account business:
Fixed maturities securities	419	419	434	434
Equity securities	45	45	41	41

Financial liabilities:
Premium deposits and annuity contracts	826	826	898	899
Short term debt	358	358	4	4
Long term debt	6,900	6,846	5,568	5,439

Separate account business	472	472	500	500

In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. The amounts reported in the Consolidated Balance Sheets for fixed maturity securities, equity securities, derivative instruments, short term investments and collateral on loaned securities and derivatives and certain other assets and liabilities are at fair value. As such, these financial instruments are not shown in the table above. See Note 4 for the fair value of derivative instruments. Since the disclosure excludes certain financial instruments and non-financial instruments such as real estate, deferred acquisition costs and insurance reserves, the aggregate fair value amounts cannot be summed to determine the underlying economic value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The fair values of fixed maturity securities, equity securities and other invested assets were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments rates and estimates of future cash flows.

Other investments consist of mortgage loans and notes receivable, policy loans and various miscellaneous assets. Valuation techniques to determine fair value of other investments and other separate account assets consisted of discounting cash flows, obtaining quoted market prices of the investments and comparing the investments to similar instruments or to the comparable underlying assets of the investments.

Notes to Consolidated Financial Statements
Note 3. Fair Value of Financial Instruments – (Continued)

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized in the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these arrangements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

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

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments – (Continued)

The Company is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments that derive their value from such securities. The Company attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. The Company may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held. CNA uses derivatives in one of its separate accounts to mitigate equity price risk associated with its indexed group annuity contracts by purchasing Standard & Poor’s 500 Index (“S&P 500”) futures contracts in a notional amount equal to the contract holder liability.

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

The Company is required to provide collateral for all exchange-traded futures and options contracts. These margin requirements are determined by the individual exchanges based on the fair value of the open positions and are in the custody of the exchange. Collateral may also be required for over-the-counter contracts such as interest rate swaps, credit default swaps and currency forwards per the ISDA agreements in place. The fair value of collateral provided, consisting primarily of cash, was $84 million at December 31, 2007 and $58 million at December 31, 2006.

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments – (Continued)

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments are as follows:

December 31	2007		2006
		Estimated		Estimated
	Contractual/	Fair Value	Contractual/	Fair Value
	Notional	Asset	Notional	Asset
	Value	(Liability)	Value	(Liability)
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600	$(80)
Treasury rate lock	150	(8)
Commodity forwards – short	596	11

Without hedge designation

Equity markets:
Options – purchased	174	35	$171	$26
– written	287	(16)	236	(13)
Index futures – long	682	(4)	652	(3)
– short	428		14
Equity warrants	4	2	6	3
Options embedded in convertible debt securities	3		9
Separate accounts – options written	1		1
Currency forwards – long	376	(1)	463	(2)
– short	188	3	116	(1)
Interest rate risk:
Interest rate swaps	1,769	2	4,960	(30)
Futures – long	1,242		1,461
– short	1,685		1,772
Commodities:
Forwards – long	13
Forwards – short	4
Other	57	(1)	42	2
Total	$9,259	$(57)	$9,903	$(18)

Options embedded in convertible debt securities are classified as Fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments – (Continued)

A summary of the recognized gains (losses) related to derivative financial instruments are as follows:

Year Ended December 31	2007	2006	2005
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps			$(1)

Without hedge designation

Equity markets:
Options – purchased	$1	$(16)	2
– written	12	6	5
Index futures – long	(1)	66	24
– short	28	(4)	(1)
Equity warrants			1
Options embedded in convertible debt securities	1		(33)
Currency forwards – long	45	(2)	(22)
– short	(41)	(5)	12
Interest rate risk:
Commitments to purchase government and municipal
securities	1	2	1
Interest rate swaps	66	19	37
Options on government securities – short		1
Futures – long	4	(3)	2
– short	(47)	27	(7)
Commodities:
Forwards – short	32
Gold options – purchased		(1)	(3)
– written		1	3
Other	6	(8)
Total	$107	$83	$20

Fair value hedges - The Company’s hedging activities primarily involve hedging risk exposures to interest rate and foreign currency risks on various assets and liabilities. The Company periodically enters into interest rate swaps to modify the interest rate exposures of designated invested assets. Changes in the fair value of a derivative that are highly effective and that are designated and qualify as fair value hedges, along with the changes in the fair value of the hedged asset that are attributable to the hedged risk, are recorded as Investment gains (losses) in the Consolidated Statements of Income. For the years ended December 31, 2007 and 2006, there was no gain or loss on the ineffective portion of fair value hedges because CNA did not designate any derivatives as fair value hedges. For the year ended December 31, 2005, CNA recognized a net gain of approximately $300,000, which represents the ineffective portion of all fair value hedges.

Cash flow hedges − A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. The Company and certain of its subsidiaries also use interest rate swaps and Treasury rate locks to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. Any ineffectiveness is recorded currently in the Consolidated Statements of Income. The effective portion of the hedges is amortized to interest expense over the term of the related notes.

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $91 million and $54 million with fair value liabilities of $84 million and

Notes to Consolidated Financial Statements
Note 4. Derivative Financial Instruments – (Continued)

$62 million at December 31, 2007 and 2006, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Income.

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

Certain options were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

Year Ended December 31	2007	2006	2005

Loews common stock	352,583	59,744	59,862
Carolina Group stock	50,684	12,650	13,058

The attribution of income to each class of common stock for the years ended December 31, 2007, 2006 and 2005, was as follows:

Year Ended December 31	2007	2006	2005
(In millions)

Loews common stock:

Consolidated net income	$2,489	$2,491	$1,212
Less income attributable to Carolina Group stock	533	416	251
Income attributable to Loews common stock	$1,956	$2,075	$961

Carolina Group stock:

Income available to Carolina Group stock	$855	$760	$623
Weighted average economic interest of the Carolina Group	62.4%	54.8%	40.3%

Income attributable to Carolina Group stock	$533	$416	$251

Notes to Consolidated Financial Statements
Note 5. Earnings Per Share – (Continued)

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31	2007	2006	2005
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	534.79	552.68	557.10
Stock options and stock appreciation rights	1.21	0.86	0.86
Weighted average shares outstanding-diluted	536.00	553.54	557.96

Carolina Group stock:

Weighted average shares outstanding-basic	108.43	93.37	69.40
Stock options and stock appreciation rights	0.14	0.10	0.09
Weighted average shares outstanding-diluted	108.57	93.47	69.49

Note 6.  Loews and Carolina Group Consolidating Condensed Financial Information

The issuance of Carolina Group stock has resulted in a two class common stock structure for the Company. Carolina Group stock, commonly called a tracking stock, is intended to reflect the economic performance of a defined group of assets and liabilities of the Company referred to as the Carolina Group. The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional intergroup debt owed by the Carolina Group to the Loews Group ($424 million outstanding at December 31, 2007), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of December 31, 2007, the outstanding Carolina Group stock represents a 62.4% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

In August of 2006, May of 2006 and November of 2005, the Company sold an additional 15 million, 15 million and 10 million shares of Carolina Group stock for net proceeds of $877 million, $752 million and $415 million, respectively.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,290	$101	$1,391	$46,532			$47,923
Cash	1	1	2	139			141
Receivables	208		208	11,476	$(7	) (a)	11,677
Property, plant and
equipment	207		207	10,218			10,425
Deferred income taxes	558		558	441			999
Goodwill and other intangible
assets				1,353			1,353
Other assets	336		336	1,588			1,924
Investment in combined
attributed net assets of the
Carolina Group				681	(424	) (a)
					(257	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,161			1,161
Separate account business				476			476
Total assets	$2,600	$102	$2,702	$74,065	$(688)		$76,079

Liabilities and Shareholders’ Equity:

Insurance reserves				$40,221			$40,221
Payable for securities
purchased				544			544
Collateral on loaned securities				63			63
Short term debt				358			358
Long term debt		$424	$424	6,900	$(424	) (a)	6,900
Reinsurance balances payable				401			401
Other liabilities	$1,587	6	1,593	4,041	(7	) (a)	5,627
Separate account business				476			476
Total liabilities	1,587	430	2,017	53,004	(431)		54,590
Minority interest				3,898			3,898
Shareholders’ equity	1,013	(328)	685	17,163	(257	) (b)	17,591
Total liabilities and
shareholders’ equity	$2,600	$102	$2,702	$74,065	$(688)		$76,079
(a)	To eliminate the notional intergroup debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,768	$101	$1,869	$52,001			$53,870
Cash	1	1	2	116			118
Receivables	16		16	12,936	$(16	) (a)	12,936
Property, plant and
equipment	196		196	5,294			5,490
Deferred income taxes	496		496	110			606
Goodwill and other intangible
assets				294			294
Other assets	282		282	1,592			1,874
Investment in combined
attributed net assets of the
Carolina Group				1,289	(1,230	) (a)
					(59	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,190			1,190
Separate account business				503			503
Total assets	$2,759	$102	$2,861	$75,325	$(1,305)		$76,881

Liabilities and Shareholders’ Equity:

Insurance reserves				$41,080			$41,080
Payable for securities
purchased				1,047			1,047
Collateral on loaned securities				3,602			3,602
Short term debt				4			4
Long term debt		$1,230	$1,230	5,568	$(1,230	) (a)	5,568
Reinsurance balances payable				539			539
Other liabilities	$1,464	11	1,475	3,681	(16	) (a)	5,140
Separate account business				503			503
Total liabilities	1,464	1,241	2,705	56,024	(1,246)		57,483
Minority interest				2,896			2,896
Shareholders’ equity	1,295	(1,139)	156	16,405	(59	) (b)	16,502
Total liabilities and
shareholders’ equity	$2,759	$102	$2,861	$75,325	$(1,305)		$76,881

(a)	To eliminate the notional intergroup debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.7% equity interest in the combined attributed net assets of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,482			$7,482
Net investment income	$106	$9	$115	2,850	$(74	) (a)	2,891
Investment gains (losses)	3		3	(276)			(273)
Gain on issuance of subsidiary
stock				141			141
Manufactured products	3,969		3,969				3,969
Contract drilling revenues				2,506			2,506
Other				1,664			1,664
Total	4,078	9	4,087	14,367	(74)		18,380

Expenses:

Insurance claims and
policyholders’ benefits				6,009			6,009
Amortization of deferred
acquisition costs				1,520			1,520
Cost of manufactured products
sold	2,307		2,307				2,307
Contract drilling expenses				1,011			1,011
Other operating expenses	388		388	2,252			2,640
Interest		74	74	318	(74	) (a)	318
Total	2,695	74	2,769	11,110	(74)		13,805

	1,383	(65)	1,318	3,257	-		4,575

Income tax expense (benefit)	485	(22)	463	1,018			1,481
Minority interest				613			613
Total	485	(22)	463	1,631	-		2,094

Income (loss) from operations	898	(43)	855	1,626	-		2,481
Equity in earnings of the
Carolina Group				322	(322	) (b)
Income (loss) from continuing
operations	898	(43)	855	1,948	(322)		2,481
Discontinued operations, net				8			8
Net income (loss)	$898	$(43)	$855	$1,956	$(322)		$2,489

(a)	To eliminate interest on the notional intergroup debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,603			$7,603
Net investment income	$104	$9	$113	2,913	$(116	) (a)	2,910
Investment gains (losses)	(1)		(1)	93			92
Gain on issuance of subsidiary
stock				9			9
Manufactured products	3,755		3,755				3,755
Contract drilling revenues				1,987			1,987
Other				1,346			1,346
Total	3,858	9	3,867	13,951	(116)		17,702

Expenses:

Insurance claims and
policyholders’ benefits				6,047			6,047
Amortization of deferred
acquisition costs				1,534			1,534
Cost of manufactured products
sold	2,160		2,160				2,160
Contract drilling expenses				812			812
Other operating expenses	354		354	2,056			2,410
Restructuring and other
related charges				(13)			(13)
Interest		116	116	304	(116	) (a)	304
Total	2,514	116	2,630	10,740	(116)		13,254

	1,344	(107)	1,237	3,211	-		4,448

Income tax expense (benefit)	518	(41)	477	965			1,442
Minority interest				504			504
Total	518	(41)	477	1,469	-		1,946

Income (loss) from operations	826	(66)	760	1,742	-		2,502
Equity in earnings of the
Carolina Group				344	(344	) (b)
Income (loss) from continuing
operations	826	(66)	760	2,086	(344)		2,502
Discontinued operations, net				(11)			(11)
Net income (loss)	$826	$(66)	$760	$2,075	$(344)		$2,491

(a)	To eliminate interest on the notional intergroup debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$7,569			$7,569
Net investment income	$63	$5	$68	2,170	$(140	) (a)	2,098
Investment gains (losses)	(2)		(2)	(11)			(13)
Manufactured products	3,568		3,568				3,568
Contract drilling revenues				1,179			1,179
Other	6		6	1,425			1,431
Total	3,635	5	3,640	12,332	(140)		15,832

Expenses:

Insurance claims and
policyholders’ benefits				6,999			6,999
Amortization of deferred
acquisition costs				1,543			1,543
Cost of manufactured products
sold	2,114		2,114				2,114
Contract drilling expenses				639			639
Other operating expenses	369		369	1,977			2,346
Interest	1	140	141	363	(140	) (a)	364
Total	2,484	140	2,624	11,521	(140)		14,005

	1,151	(135)	1,016	811	-		1,827

Income tax expense (benefit)	445	(52)	393	90			483
Minority interest				163			163
Total	445	(52)	393	253	-		646

Income (loss) from operations	706	(83)	623	558	-		1,181
Equity in earnings of the
Carolina Group				372	(372	) (b)
Income (loss) from continuing
operations	706	(83)	623	930	(372)		1,181
Discontinued operations, net				31			31
Net income (loss)	$706	$(83)	$623	$961	$(372)		$1,212

(a)	To eliminate interest on the notional intergroup debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$882	$(48)	$834	$4,956	$(119)	$5,671

Investing activities:

Purchases of property and
equipment	(51)		(51)	(2,246)		(2,297)
Change in short term
investments	(82)		(82)	2,571		2,489
Other investing activities	418		418	(6,619)	(806)	(7,007)
	285	-	285	(6,294)	(806)	(6,815)

Financing activities:

Dividends paid to shareholders	(1,170)	854	(316)	(134)	119	(331)
Reduction of notional
intergroup debt		(806)	(806)		806
Excess tax benefits from share-
based payment arrangements	3		3	7		10
Other financing activities				1,446		1,446
	(1,167)	48	(1,119)	1,319	925	1,125

Effect of foreign exchange rate
changes on cash				5		5

Net change in cash	-	-	-	(14)	-	(14)
Net cash transactions from:
Continuing operations to
discontinued operations				89		89
Discontinued operations to
continuing operations				(89)		(89)
Cash, beginning of year	1	1	2	172		174
Cash, end of year	$1	$1	$2	$158	$-	$160

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2006	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by
operating activities	$778	$(69)	$709	$1,146	$(140)	$1,715

Investing activities:

Purchases of property and
equipment	(30)		(30)	(904)		(934)
Change in short term
investments	417		417	(2,707)		(2,290)
Other investing activities	(385)		(385)	1,369	(397)	587
	2	-	2	(2,242)	(397)	(2,637)

Financing activities:

Dividends paid to shareholders	(783)	466	(317)	(131)	140	(308)
Reduction of notional
intergroup debt		(397)	(397)		397
Excess tax benefits from share-
based payment arrangements	2		2	5		7
Other financing activities				1,215		1,215
	(781)	69	(712)	1,089	537	914

Net change in cash	(1)	-	(1)	(7)	-	(8)
Net cash transactions from:
Continuing operations to
discontinued operations				43		43
Discontinued operations to
continuing operations				(43)		(43)
Cash, beginning of year	2	1	3	179		182
Cash, end of year	$1	$1	$2	$172	$-	$174

Notes to Consolidated Financial Statements
Note 6. Loews and Carolina Group Consolidating Condensed Financial Information – (Continued)

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
	Carolina Group			Loews	and
Year Ended December 31, 2005	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided by operating
activities	$820	$(85)	$735	$2,819	$(187)	$3,367

Investing activities:

Purchases of property and
equipment	(31)		(31)	(447)		(478)
Change in short term investments	(177)		(177)	(460)		(637)
Other investing activities				(415)	(244)	(659)
	(208)	-	(208)	(1,322)	(244)	(1,774)

Financing activities:

Dividends paid to shareholders	(646)	330	(316)	(111)	187	(240)
Reduction of notional
intergroup debt		(244)	(244)		244
Other financing activities				(1,405)		(1,405)
	(646)	86	(560)	(1,516)	431	(1,645)

Net change in cash	(34)	1	(33)	(19)	-	(52)
Net cash transactions from:
Continuing operations to
discontinued operations				(34)		(34)
Discontinued operations to
continuing operations				34		34
Cash, beginning of year	36		36	198		234
Cash, end of year	$2	$1	$3	$179	$-	$182

Note 7.  Receivables

December 31	2007	2006
(In millions)

Reinsurance	$8,689	$9,947
Other insurance	2,284	2,476
Security sales	361	326
Accrued investment income	341	331
Other	802	717
Total	12,477	13,797
Less: allowance for doubtful accounts on reinsurance receivables	461	469
allowance for other doubtful accounts and cash discounts	339	392
Receivables	$11,677	$12,936

Notes to Consolidated Financial Statements

Note 8.  Property, Plant and Equipment

December 31	2007	2006
(In millions)

Land	$73	$68
Buildings and building equipment	755	704
Offshore drilling equipment	4,540	3,897
Machinery and equipment	1,868	1,365
Pipeline equipment	2,445	1,901
Natural gas and NGL proved and unproved properties	2,869
Construction in process	1,433	661
Leaseholds and leasehold improvements	79	70
Total	14,062	8,666
Less accumulated depreciation and amortization	3,637	3,176
Property, plant and equipment	$10,425	$5,490

The natural gas and NGL proved and unproved properties included above were acquired in the third quarter of 2007. See Note 14. Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $56 million, $12 million and $1 million for the years ended December 31, 2007, 2006 and 2005.

Diamond Offshore Construction Projects

Construction in process at December 31, 2007, included $187 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $266 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. Diamond Offshore anticipates delivery of the Ocean Scepter and Ocean Shield in the second quarter of 2008. Diamond Offshore expects the upgrade of the Ocean Monarch to be completed in late 2008.

Boardwalk Pipeline Expansion Projects

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects include a pipeline expansion (“East Texas to Mississippi”) consisting of approximately 242 miles of 42-inch pipeline from DeSoto Parish in western Louisiana to near Harrisville, Mississippi and adding approximately 1.7 billion cubic feet (“Bcf”) of new peak-day transmission capacity to its pipeline system. Boardwalk Pipeline is pursuing construction of a new interstate pipeline (“Gulf Crossing Project”) that will begin near Sherman, Texas and proceed to the Perryville, Louisiana area and will consist of approximately 357 miles of 42-inch pipeline having approximately up to 1.7 Bcf of peak-day transmission capacity. Boardwalk Pipeline is planning a pipeline expansion (“Southeast Expansion”) originating near Harrisville, Mississippi and extending to an interconnect with Transcontinental Pipe Line Company in Choctaw County, Alabama, which will consist of approximately 112 miles of 42-inch pipeline having initial capacity of approximately 1.2 Bcf of peak-day transmission capacity and will be expanded to 2.2 Bcf of peak-day transmission capacity.

Boardwalk Pipeline is also pursuing the construction of two laterals connected to its pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by its existing interstate pipelines.  The Fayetteville Lateral, consisting of approximately 165 miles of 36-inch pipeline, has an initial design capacity of approximately 0.8 Bcf of peak-day transmission capacity. This lateral will originate in Arkansas and proceed to Mississippi. The Greenville Lateral, consisting of approximately 95 miles of pipeline with an initial design capacity of approximately 0.8 Bcf of peak-day transmission capacity, will originate near Greenville, Mississippi and proceed east to the Kosciusko, Mississippi area.

On December 31, 2007, Boardwalk Pipeline placed in service a portion of its East Texas to Mississippi expansion project from Keatchie, Louisiana in DeSoto Parish to its interconnects with Texas Gas near Bosco, Louisiana and Columbia Gulf Transmission pipeline at Delhi, Louisiana. As a result, approximately $476 million was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years. The remaining pipeline to Harrisville, Mississippi was placed in service during January of 2008.

Notes to Consolidated Financial Statements
Note 8. Property, Plant and Equipment – (Continued)

The total cost of the pipeline expansion projects discussed above is estimated to be approximately $4.5 billion. Actual costs may exceed the current estimate due to a variety of factors, including delays in obtaining regulatory approvals, adverse weather conditions, delays in obtaining key materials, and shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

Depreciation, depletion and amortization (“DD&A”) expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2007		2006		2005
		Capital		Capital		Capital
	DD &A	Expend.	DD &A	Expend.	DD &A	Expend.
(In millions)

CNA Financial	$53	$160	$42	$131	$42	$45
Lorillard	40	51	47	30	48	31
Loews Hotels	26	27	25	21	27	16
Diamond Offshore	241	647	207	551	190	298
HighMount	67	185
Boardwalk Pipeline	80	1,214	75	197	72	85
Corporate and other	4	14	3	4	2	3
Total	$511	$2,298	$399	$934	$381	$478

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, related to events occurring in 2007, 2006, and 2005, net of reinsurance, were $78 million, $59 million and $493 million for the years ended December 31, 2007, 2006 and 2005.  The catastrophe losses in 2005 related primarily to Hurricanes Katrina, Wilma, Rita, Dennis and Ophelia.  There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

Commercial catastrophe losses, gross of reinsurance, were $79 million, $59 million and $976 million for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.

Year Ended December 31	2007	2006	2005
(In millions)

Reserves, beginning of year:
Gross	$29,636	$30,938	$31,523
Ceded	8,191	10,605	13,879
Net reserves, beginning of year	21,445	20,333	17,644

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,939	4,840	5,516
Increase in provision for insured events of prior years	231	361	1,100
Amortization of discount	120	121	115
Total net incurred (a)	5,290	5,322	6,731

Net payments attributable to:
Current year events	867	835	1,335
Prior year events	4,447	3,439	2,711
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements	(17)	(13)	(10)
Total net payments (b)	5,297	4,261	4,036

Foreign currency translation adjustment	94	51	(6)

Net reserves, end of year	21,532	21,445	20,333
Ceded reserves, end of year	7,056	8,191	10,605
Gross reserves, end of year	$28,588	$29,636	$30,938

(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to expenses incurred related to uncollectible reinsurance receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(b)
In 2006, net payments decreased by $935 due to the impact of significant commutations. In 2005, net payments  decreased by $1,581 due to the impact of significant commutations. See Note 19 for further discussion related to commutations.

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2007	2006	2005
(In millions)

Asbestos and environmental pollution	$7		$60
Other	213	$332	1,047
Property and casualty reserve development	220	332	1,107
Life reserve development in life company	11	29	(7)
Total	$231	$361	$1,100

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

The following tables summarize the gross and net carried reserves as of December 31, 2007 and 2006.

			Life &
	Standard	Specialty	Group	Other
December 31, 2007	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$5,988	$2,585	$2,554	$2,159	$13,286
Gross IBNR Reserves	6,060	5,818	473	2,951	15,302

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$12,048	$8,403	$3,027	$5,110	$28,588

Net Case Reserves	$4,750	$2,090	$1,583	$1,328	$9,751
Net IBNR Reserves	5,170	4,527	297	1,787	11,781

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,920	$6,617	$1,880	$3,115	$21,532

December 31, 2006

Gross Case Reserves	$5,826	$2,635	$2,366	$2,511	$13,338
Gross IBNR Reserves	6,691	5,311	768	3,528	16,298

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$12,517	$7,946	$3,134	$6,039	$29,636

Net Case Reserves	$4,571	$2,013	$1,496	$1,453	$9,533
Net IBNR Reserves	5,543	4,010	360	1,999	11,912

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$10,114	$6,023	$1,856	$3,452	$21,445

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) and core reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims.

Establishing reserves for A&E claim and claim adjustment expenses is subject to uncertainties that are greater than those presented by other claims. Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimating techniques and methodologies, many of which involve significant judgments that are required of management. Accordingly, a high degree of uncertainty remains for CNA’s ultimate liability for A&E claim and claim adjustment expenses.

In addition to the difficulties described above, estimating the ultimate cost of both reported and unreported A&E claims is subject to a higher degree of variability due to a number of additional factors, including among others: the number and outcome of direct actions against CNA; coverage issues, including whether certain costs are covered under the policies and whether policy limits apply; allocation of liability among numerous parties, some of whom may be in bankruptcy proceedings, and in particular the application of “joint and several” liability to specific insurers on a risk; inconsistent court decisions and developing legal theories; continuing aggressive tactics of

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

plaintiffs’ lawyers; the risks and lack of predictability inherent in major litigation; enactment of state and federal legislation to address asbestos claims; increases and decreases in asbestos and environmental pollution claims which cannot now be anticipated; increases and decreases in costs to defend asbestos and pollution claims; changing liability theories against CNA’s policyholders in environmental matters; possible exhaustion of underlying umbrella and excess coverage; and future developments pertaining to CNA’s ability to recover reinsurance for asbestos and pollution claims.

CNA has annually performed ground up reviews of all open A&E claims to evaluate the adequacy of its A&E reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for representation of CNA and its actuarial staff. These professionals review, among many factors, the policyholder’s present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; the policies issued by CNA, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the existence of other insurance; and reinsurance arrangements.

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

December 31	2007		2006
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,352	$367	$2,635	$427
Ceded reserves	(1,030)	(125)	(1,183)	(142)
Net reserves	$1,322	$242	$1,452	$285

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

As of December 31, 2007 and 2006, CNA carried $1,322 million and $1,452 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported asbestos-related claims. For the years ended December 31, 2007 and 2005, CNA recorded $6 million and $10 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development. CNA recorded no asbestos-related net claim and claim adjustment expense reserve development for the year ended December 31, 2006.  CNA paid asbestos-related claims, net of reinsurance recoveries, of $136 million, $102 million and $142 million for the years ended December 31, 2007, 2006 and 2005. On February 2, 2007, CNA paid $31 million to the Owens Corning Fibreboard Trust. Such payment was made pursuant to CNA’s 1993 settlement with Fibreboard.

Certain asbestos claim litigation in which CNA is currently engaged is described below:

The ultimate cost of reported claims, and in particular A&E claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified below in particular, numerous factual and legal issues remain unresolved. Rulings on those issues by the courts are critical to the evaluation of the ultimate cost to CNA. The outcome of the litigation cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement resolves CNA’s liabilities for all pending and future asbestos and silica claims involving A.P. Green Industries, Bigelow – Liptak Corporation and related subsidiaries, including alleged “non-products” exposures. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan; the district court affirmed that ruling on December 18, 2007. Other insurer parties to the litigation have indicated their intent to appeal that ruling to the Court of Appeals.

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

CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1972-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Other insurer parties to the litigation also filed separate notices of appeal to the Court’s ruling. The appeal was fully briefed and was argued on December 6, 2007. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. After several extensions, the hearing on that motion is currently set for February 27, 2008. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed as time-barred by the applicable Statute of Limitations. In other suits, the carriers argued that they did not owe any duty to the plaintiffs or the general public to advise the world generally or the plaintiffs particularly of the effects of asbestos and that Texas statutes precluded liability for such claims, and two Texas courts dismissed these suits. Certain of the Texas courts’ rulings were appealed, but plaintiffs later dismissed their appeals. A different Texas court denied similar motions seeking dismissal at the pleading stage, allowing limited discovery to proceed. After that court denied a related challenge to jurisdiction, the insurers transferred those cases, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases, and the cases remain in that court. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the cases on jurisdictional and substantive grounds. The Texas Attorney General filed an amicus curiae brief supporting the insurers’ position. After a long period of no activity, the court asked the plaintiffs to file a response to the petition for mandamus. Based on a letter from the appellate court, the insurers gave the multi-district litigation court an opportunity to reconsider the original court’s action, but the court declined to do so, and the case has now been fully briefed and is back in front of the appellate court on the insurers’ mandamus petition. With respect to this litigation in particular, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

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
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

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

Environmental Pollution

As of December 31, 2007 and 2006, CNA carried $242 million and $285 million of claim and claim adjustment expense reserves, net of reinsurance recoverables, for reported and unreported environmental claims. There was $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2007. There was no unfavorable environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. CNA noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves for prior accident years by $50 million in 2005. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $44 million, $51 million and $56 million for the years ended December 31, 2007, 2006 and 2005.

Net Prior Year Claim and Claim Adjustment Expense Reserve Development

The following tables and discussion include the net prior year development recorded for the Standard Lines, Specialty Lines and Other Insurance segments for the years ended December 31, 2007, 2006 and 2005. Unfavorable net prior year development of $147 million was recorded in the Life & Group Non-Core segment for the year ended December 31, 2007, primarily related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. CNA reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. Unfavorable net prior year development of $13 million and favorable net prior year development of $5 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2006 and 2005.

The development discussed below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The development discussed below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations. See Note 19 for further discussion of the provision for uncollectible reinsurance.

In 2005, CNA recorded favorable or unfavorable premium and claim and claim adjustment expense reserve development related to the corporate aggregate reinsurance treaties as movements in the claim and allocated claim adjustment expense reserves for the accident years covered by the corporate aggregate reinsurance treaties indicated such development was required. While the available limit of these treaties was fully utilized in 2003, the ceded premiums and losses for an individual segment changed in subsequent years because of the re-estimation of the subject losses or commutations of the underlying contracts. In 2005, CNA commuted a significant corporate aggregate reinsurance treaty and in 2006, CNA commuted its remaining corporate aggregate reinsurance treaty. See Note 19 for further discussion of the corporate aggregate reinsurance treaties.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2007	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-A&E)	$(104)	$(25)	$84	$(45)
A&E			7	7
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(104)	(25)	91	(38)
Pretax favorable premium
development	(19)	(11)	(5)	(35)
Total pretax unfavorable (favorable) net prior year
development	$(123)	$(36)	$86	$(73)

Year Ended December 31, 2006

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-A&E)	$208	$(61)	$86	$233
A&E
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	208	(61)	86	233
Pretax unfavorable (favorable) premium
development	(58)	(5)	2	(61)
Total pretax unfavorable (favorable) net prior year
development	$150	$(66)	$88	$172

Year Ended December 31, 2005

Pretax unfavorable net prior year claim and
allocated claim adjustment expense reserve
development excluding the impact of corporate
aggregate reinsurance treaties:
Core (Non-A&E)	$279	$139	$174	$592
A&E			60	60
Total	279	139	234	652
Ceded losses related to corporate aggregate
reinsurance treaties	154	34	57	245
Pretax unfavorable net prior year development
before impact of premium development	433	173	291	897
Unfavorable (favorable) premium
development, excluding impact of corporate
aggregate reinsurance treaties	(26)	(87)	11	(102)
Ceded premiums related to corporate aggregate
reinsurance treaties	(4)	17	4	17
Pretax unfavorable (favorable) premium development	(30)	(70)	15	(85)
Total pretax unfavorable net prior year development	$403	$103	$306	$812

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

2007 Net Prior Year Development

Standard Lines

Approximately $184 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims within the general liability exposures in accident years 2005 and prior, as well as lower frequency in accident years 1997 and prior, related to construction defect. There was approximately $17 million of favorable premium development resulting from audits on recent policies.

Approximately $140 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. Included in this favorable development is approximately $39 million related to the 2005 hurricanes.

Approximately $16 million of favorable claim and allocated claim adjustment expense reserve development was recorded in marine exposures, due primarily to decreased frequency in accident year 2006, and decreased severity in accident years 2005 and prior.

Approximately $16 million of unfavorable premium development was recorded related to CNA’s participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.

Approximately $257 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity in workers’ compensation exposures, primarily on large claims in accident years 2003 and prior, as a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care. This was partially offset by $12 million of favorable premium development.

Specialty Lines

Approximately $39 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded for large law firm exposures. The change was due to increased severity estimates on large claims in accident years 2005 and prior. The increase in severity was due to a comprehensive case by case claim review for large law firm exposures, causing an overall increase in estimated ultimate loss.

Approximately $59 million of favorable claim and allocated claim adjustment expense reserve development was recorded in CNA’s foreign operations. This favorable development was recorded primarily due to decreased severity and frequency in accident years 2003 through 2006.

Approximately $37 million of favorable claim and allocated claim adjustment expense reserve development was recorded on claims for healthcare facilities across several accident years. This was primarily due to decreased severity on claims within the general liability exposures and decreased incurred losses as a result of changes in individual claims reserve estimates.

Approximately $67 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded on claims for architects and engineers. This unfavorable development was primarily due to large loss emergence in accident years 1999 through 2004.

Approximately $16 million of favorable claim and claim adjustment expense reserve development was recorded due primarily to better than expected loss experience in the vehicle warranty coverages in accident year 2006. The reserves for this business were initially estimated based on the loss ratio expected for the business.  Subsequent estimates rely more heavily on the actual case incurred losses, which have been significantly lower than expected.

Approximately $24 million of favorable claim and claim adjustment expense reserve development was related to surety business resulting from better than expected salvage and subrogation recoveries from older accident years and a lack of emergence of large claims in more recent accident years.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

Other Insurance

Approximately $9 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

Approximately $70 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to higher than anticipated litigation costs related to miscellaneous chemical exposures, primarily in accident years 1997 and prior.

2006 Net Prior Year Development

Standard Lines

Approximately $119 million of unfavorable claim and allocated claim adjustment expense reserve development was due to commutation activity that took place in the fourth quarter of 2006. Approximately $102 million of unfavorable claim and allocated claim adjustment expense reserve development was related to casualty lines of business, primarily workers’ compensation, due to continued claim cost inflation in older accident years, primarily 2002 and prior. The primary drivers of the continuing claim cost inflation were medical inflation and advances in medical care.

Favorable claim and allocated claim adjustment expense reserve development of approximately $88 million was recorded in relation to the short-tail coverages such as property and marine, primarily in accident years 2004 and 2005. The favorable results were primarily due to the underwriting actions taken by CNA that significantly improved the results on this business and favorable outcomes on individual claims.

The majority of the favorable premium development was due to additional premium primarily resulting from audits and changes to premium on several ceded reinsurance agreements. Business impacted included various middle market liability coverages, workers’ compensation, property, and large accounts. This favorable premium development was partially offset by approximately $44 million of unfavorable claim and allocated claim adjustment expense reserve development recorded as a result of this favorable premium development.

Specialty Lines

Approximately $55 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in commercial and private real estate values.

Approximately $60 million of favorable claim and allocated claim adjustment expense reserve development was due to improved claim severity and claim frequency in the healthcare professional liability business, primarily in dental, nursing home liability, physicians and other healthcare facilities. The improved severity and frequency were due to underwriting changes. CNA no longer writes large national nursing home chains and focuses on smaller insureds in selected areas of the country. These changes have resulted in business that experiences fewer large claims.

Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (“E&O”) and directors and officers (“D&O”) coverages. These increases result in higher ultimate loss projections from the average loss methods used by CNA’s actuaries.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business were initially estimated based on the loss ratio expected for the business. Subsequent estimates rely more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the most recent accident year has been lower than indicated by the initial loss ratio.

Approximately $43 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 through 2005 in CNA’s foreign operations, primarily Europe and Canada, in the marine, casualty, and property coverages.

Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by favorable judicial decisions and settlement activities on individual cases.

Other Insurance

The majority of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to CNA’s exposure arising from claims typically involving allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices, and various other toxic chemical exposures. During CNA’s 2006 ground up review, CNA noted adverse development in various accounts. The adverse development resulted primarily from increases related to defense costs in a small number of accounts arising out of various substances and products.

2005 Net Prior Year Development

Standard Lines

During the fourth quarter of 2005, CNA executed commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $255 million of unfavorable claim and allocated claim adjustment expense reserve development. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.

Also, in the fourth quarter of 2005, reserve reviews of certain products were conducted and changes in reserve estimates were recorded. Approximately $102 million of unfavorable claim and allocated claim adjustment expense reserve development was due to higher frequency and severity on claims related to excess workers’ compensation, particularly in accident years 2003 and prior. The primary drivers of the higher frequency and severity were increasing medical inflation and advances in medical care. Medical inflation increases the cost of claims resulting in more claims reaching the excess layers covered by CNA. Medical inflation also increases the size of claims in CNA’s layers. Similarly, advances in medical care extend the life expectancies of claimants again resulting in additional costs to be covered by CNA as well as more claims reaching the excess layers covered by CNA.

In addition, approximately $4 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased severity on known claims on package policies provided to small businesses in accident years 2002 and 2003. Approximately $4 million of favorable net prior year claim and allocated claim adjustment expense reserve development was due to less than expected losses in the involuntary business.

Approximately $140 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to improvement in the severity and number of claims for property coverages and marine business, primarily in accident year 2004. The improvements in severity and frequency were substantially due to underwriting actions taken by CNA that significantly improved the results on this business.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

Approximately $126 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development resulted from increased severity trends for workers’ compensation, primarily in accident years 2002 and prior. The primary drivers of the higher severity trends were increasing medical inflation and advances in medical care.  Medical inflation increases the cost of medical services, and advances in medical care extend the life expectancies of claimants resulting in additional costs to be covered by CNA.

Approximately $15 million of unfavorable premium development was recorded in relation to this unfavorable net prior year claim and allocated claim adjustment expense reserve development which resulted from additional ceded reinsurance premium on agreements where the ceded premium is impacted by the level of ceded losses.

Approximately $76 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was attributed to increased severity in liability coverages for large account policies. These increases were driven by increasing medical inflation and larger verdicts than anticipated, both of which increased the severity of these claims.

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

Additionally, there was $15 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $4 million of favorable premium development related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.

Specialty Lines

Approximately $60 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business, in accident years 2000 through 2003. Previous reviews assumed that severities had increased, at least in part, due to increases in the adequacy of case reserve estimates. Subsequent changes in paid and incurred loss have shown that more of the change was due to larger verdicts and settlements during these accident years. One of the primary drivers of these larger verdicts and settlements is the continuing general increase in real estate values. Favorable net prior year premium development of approximately $10 million was recorded in relation to this unfavorable claim and allocated claim adjustment expense reserve development.

Approximately $45 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to large D&O claims assumed from a London syndicate, primarily in accident years 2001 and prior. Approximately $43 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to large claims under excess coverages provided to health care facilities.

Approximately $32 million of favorable claim and allocated claim adjustment expense reserve development related to surety business was due to a favorable outcome on several specific large claims and lower than expected emergence of additional large claims related to accident years 1999 through 2003.

Approximately $61 million of unfavorable claim and allocated claim adjustment expense reserve development was related to a commutation agreement executed in the fourth quarter of 2005 of a corporate aggregate reinsurance agreement. This unfavorable claim and allocated claim adjustment expense reserve development was partially offset by a release of a previously established allowance for uncollectible reinsurance.

Approximately $24 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded as a result of improvements in the claim severity and claim frequency, mainly in recent accident years, from nursing home businesses. The improved severity and frequency were due to underwriting

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

changes in this business. CNA no longer writes large national chains and focuses on smaller insureds in selected areas of the country. These changes resulted in business that experiences fewer large claims.

Approximately $14 million of favorable net prior year claim and allocated claim adjustment expense reserve development was recorded due to lower severity in the dental program. The lower severity was driven by efforts to resolve a higher percentage of claims without a resulting indemnity payment.

Approximately $10 million of favorable claim and allocated claim adjustment expense reserve development was due to lower severities in the excess and surplus lines runoff business in accident years 2001 and prior.  These severity changes were driven primarily by judicial decisions and settlement activities on individual cases.

Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accidents years 2002 and subsequent in CNA’s foreign operations, specifically Europe and Canada, primarily in property, cargo and marine coverages.

Approximately $90 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $83 million of favorable net prior year premium development resulted from an unfavorable arbitration ruling on two reinsurance treaties.

Approximately $53 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development was related to reviews of liquor liability, trucking and habitational business that indicated that the number of large claims was higher than previously expected in recent accident years.

The remainder of the favorable net prior year claim and allocated claim adjustment expense reserve development was primarily attributed to favorable experience in the warranty line of business, partially offset by unfavorable net prior year claim and allocated claim adjustment expense reserve development attributed to other large D&O claims.

Additionally, there was approximately $21 million of favorable net prior year claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development related to the corporate aggregate reinsurance treaties in 2005, excluding the impact of a corporate aggregate reinsurance commutation as discussed above.

Other Insurance

Approximately $157 million of unfavorable claim and allocated claim adjustment expense reserve development was attributable to CNA’s assumed reinsurance operations, driven by a significant increase in large claim activity during 2005 across multiple accident years. This development was concentrated in the proportional liability, excess of loss liability, and professional liability business, which impacted underlying coverages that included general liability, umbrella, E&O and D&O. CNA’s assumed reinsurance operations were put into run-off in 2003.

During the fourth quarter of 2005, CNA executed significant commutation agreements with certain reinsurers, including the commutation of a corporate aggregate reinsurance agreement. These agreements resulted in approximately $62 million of unfavorable claim and allocated claim adjustment expense reserve development.

Approximately $56 million of unfavorable claim and allocated claim adjustment expense reserve development recorded in 2005 was a result of a second quarter commutation of a finite reinsurance contract put in place in 1992.  CNA recaptured $400 million of losses and received $344 million of cash. The commutation was economically attractive because of the reinsurance agreement’s contractual interest rate and maintenance charges.

Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to the corporate aggregate reinsurance treaties, excluding the impact of a corporate aggregate reinsurance commutation as discussed above. The unfavorable premium development was driven by $10 million of additional ceded reinsurance premium on agreements where the ceded premium depends on the ceded loss and $4 million of additional premium ceded to the corporate aggregate reinsurance treaties.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

CNA noted adverse development in various pollution accounts in its 2005 ground up review. In the course of its review, CNA did not observe a negative trend or deterioration in the underlying pollution claims environment. Rather, individual account estimates changed due to changes in the liability and/or coverage circumstances particular to those accounts. As a result, CNA increased pollution reserves by $50 million in 2005.

The overall unfavorable claim and allocated claim adjustment expense reserve development was partially decreased by favorable claim and allocated claim adjustment expense reserve development in various other programs in runoff, including Financial Guarantee, Guarantee and Credit, and Mortgage Guarantee. These programs exhibited favorable trends due to offsetting recoveries and commutations, leading to reductions in the estimated liabilities.

Note 10.  Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $81 million, $80 million and $97 million for the years ended December 31, 2007, 2006 and 2005, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2008	$103	$3
2009	88	3
2010	64	3
2011	53	2
2012	46	3
Thereafter	121	3
Total	$475	$17

Note 11.  Income Taxes

The Company and its eligible subsidiaries file a consolidated federal income tax return. The Company has entered into a separate tax allocation agreement with CNA, a majority-owned subsidiary in which its ownership exceeds 80%. The agreement provides that the Company will (i) pay to CNA the amount, if any, by which the Company’s consolidated federal income tax is reduced by virtue of inclusion of CNA in the Company’s return, or (ii) be paid by CNA an amount, if any, equal to the federal income tax that would have been payable by CNA if it had filed a separate consolidated return. The agreement may be canceled by either of the parties upon thirty days written notice.

The Company settled its 2005 federal income tax return with the Internal Revenue Service (“IRS”) in 2007. The outcome of this examination did not have a material effect on its financial condition or results of operations of the Company.

In 2006, the Company’s consolidated federal income tax returns for 2002 through 2004 were settled with the IRS, including related carryback claims for refund which were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $9 million and net refund interest of $2 million, net of tax and minority interest, in the year ended December 31, 2006.

In 2005, the Company’s consolidated federal income tax returns were settled with the IRS through 2001 as the tax returns for 1998 through 2001, including related carryback claims and prior claims for refund, were approved by the Joint Committee on Taxation. As a result, the Company recorded net refund interest of $131 million that is included in Other revenues in the Consolidated Statements of Income. Subsequent to this settlement, a review of tax liabilities was performed and the Company reduced its deferred tax liabilities by $59 million for the year ended December 31, 2005. The tax benefit related primarily to the release of federal income tax reserves.

Notes to Consolidated Financial Statements
Note 11. Income Taxes – (Continued)

The federal income tax return for 2006 is subject to examination by the IRS. In addition for 2007 and 2008, the IRS has invited the Company to participate in the Compliance Assurance Process (“CAP”), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company has agreed to participate. The Company believes this approach should reduce tax-related uncertainties, if any.

The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2000.

As discussed in Note 1, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease to beginning retained earnings on January 1, 2007 of $37 million. The total amount of unrecognized tax benefits as of the date of adoption was approximately $70 million. Included in the balance at January 1, 2007, were $51 million of tax positions that if recognized would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)

Balance, January 1, 2007	$70
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	3
Reductions for tax positions related to the current year	(23)
Settlements	(6)
Expiration of statute of limitations	(3)
Balance, December 31, 2007	$53

The Company anticipates that it is reasonably possible that payments of approximately $2 million will be made primarily due to the conclusion of state income tax examinations within the next 12 months. Additionally, certain state and foreign income tax returns will no longer be subject to examination and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $7 million. At December 31, 2007, there were $42 million of tax benefits that if recognized would affect the effective rate.

The Company recognizes interest accrued related to: (1) unrecognized tax benefits in Interest expense and (2) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense (benefit) on the Consolidated Statements of Income. During 2007, the Company recorded charges of approximately $4 million for interest expense and $2 million for penalties.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2007, the Company has not provided deferred taxes of $126 million, if sold through a taxable sale, on $361 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

In connection with a non-recurring distribution of $850 million to Diamond Offshore from a foreign subsidiary, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax, Diamond Offshore recognized $59 million of U.S. federal income tax expense as a result of the distribution. It remains Diamond Offshore’s intention to indefinitely reinvest future earnings of the subsidiary to finance foreign activities.

Total income tax expense for the years ended December 31, 2007, 2006 and 2005, was different than the amounts of $1,601 million, $1,557 million and $639 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

Notes to Consolidated Financial Statements
Note 11. Income Taxes – (Continued)

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income (loss) before income tax expense (benefit) and minority interest is as follows:

Year Ended December 31	2007	2006	2005

Statutory rate	35%	35%	35%
Increase (decrease) in income tax rate resulting from:
Exempt interest and dividends received deduction	(2)	(2)	(7)
State and city income taxes	1	1	3
Foreign earnings indefinitely reinvested	(2)	(1)
Taxes related to foreign distribution	1
Prior year tax settlements			(3)
Other	(1)	(1)	(2)
Effective income tax rate	32%	32%	26%

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations and the cumulative effect of the changes in accounting principles, are as follows:

Year Ended December 31	2007	2006	2005
(In millions)

Income tax expense (benefit):
Federal:
Current	$1,340	$1,068	$517
Deferred	(27)	251	(117)
State and city:
Current	99	96	71
Deferred	(16)	4	7
Foreign	85	23	5
Total	$1,481	$1,442	$483

Deferred tax assets (liabilities) are as follows:

December 31	2007	2006
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$771	$775
Unearned premium reserves	243	245
Life reserves	89	132
Other insurance reserves	24	26
Receivables	231	248
Tobacco settlements	520	436
Employee benefits	277	339
Life settlement contracts	73	102
Investment valuation differences	286	93
Net operating loss carried forward	22	26
Net unrealized losses	35
Basis differential in investment in subsidiary	31	33
Other	244	240
Deferred tax assets	2,846	2,695

Notes to Consolidated Financial Statements
Note 11. Income Taxes – (Continued)

December 31	2007	2006
(In millions)

Deferred tax liabilities:
Deferred acquisition costs	$(635)	$(648)
Net unrealized gains	(25)	(364)
Property, plant and equipment	(573)	(522)
Foreign and other affiliates	(4)	(11)
Basis differential in investment in subsidiary	(283)	(231)
Contingent interest	(1)	(53)
Other liabilities	(326)	(260)
Gross deferred tax liabilities	(1,847)	(2,089)

Net deferred tax assets	$999	$606

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through future earnings, including but not limited to future income from continuing operations, reversal of existing temporary differences, and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2007 and 2006.

At December 31, 2007, Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, had a net operating loss carryforward of approximately $5 million which will expire by 2010. It is expected that the net operating loss carryforward will be fully utilized by Diamond Offshore in future years. Diamond Offshore is currently under audit by the IRS for 2004 and 2005. Diamond Offshore’s 2006 return remains subject to examination.

Note 12.  Debt

		Unamortized		Short term	Long term
December 31, 2007	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$875	$9	$866		$866
CNA Financial	2,167	10	2,157	$350	1,807
Diamond Offshore	507	1	506	3	503
HighMount	1,647		1,647		1,647
Boardwalk Pipeline	1,860	12	1,848		1,848
Loews Hotels	234		234	5	229
Total	$7,290	$32	$7,258	$358	$6,900

Notes to Consolidated Financial Statements
Note 12. Debt – (Continued)

December 31	2007	2006
(In millions)

Loews Corporation (Parent Company):
Senior:
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	$175	$175
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400	400
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300	300
CNA Financial:
Senior:
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)	150	150
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)	200	200
6.0% notes due 2011(effective interest rate of 6.1%) (authorized, $400)	400	400
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	70	69
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized $549)	549	549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	31	31
Other senior debt (effective interest rates approximate 5.1% and 5.0%)	24	25
Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250	250
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250	250
Zero coupon convertible debentures due 2020, net of discount of $2
and $3 (effective interest rate of 3.6%) (b)	3	5
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized $460) (c)	4	460
HighMount:
Senior:
Variable rate term loans due 2012 (effective interest rate of 5.8%)	1,600
Variable rate revolving credit facility due 2012 (effective interest rate of 5.6%)	47
Boardwalk Pipeline:
Senior:
5.9% notes due 2016 (effective interest of 6.0%) (authorized, $250) (a)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300	300
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185	185
Texas Gas:
Senior:
4.6% notes due 2015 (effective interest rate of 5.1%)(authorized, $250) (a)	250	250
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Gulf South:
Senior:
5.8% notes due 2012 (effective interest rate of 5.9%) (authorized, $225) (a)	225
5.1% notes due 2015 (effective interest rate of 5.2%)(authorized, $275) (a)	275	275
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275) (a)	275
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.8%)	234	236
	7,290	5,603
Less unamortized discount	32	31
Debt	$7,258	$5,572

Notes to Consolidated Financial Statements
Note 12. Debt – (Continued)

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.
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

In August of 2007, CNA entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. As of December 31, 2007, CNA had no outstanding borrowings under the agreement.

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

In the normal course of business, CNA has provided letters of credit in favor of various unaffiliated insurance companies, regulatory authorities and other entities. At December 31, 2007 there were approximately $7 million of outstanding letters of credit.

As of December 31, 2007, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $54 million in letters of credit were issued which reduced the available capacity under the facility.

On July 31, 2007, HighMount entered into $1.6 billion of term loans (the “Acquisition Debt”) in conjunction with the acquisition described in Note 14. The Acquisition Debt bears interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin and matures on July 26, 2012, subject to acceleration by the lenders upon the occurrence of customary events of default. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. A Credit Agreement also provides for a five year, $400 million revolving credit facility, borrowings under which bear interest at a variable rate equal to LIBOR plus an applicable margin. As of December 31, 2007, $47 million was outstanding under the facility. In addition, $6 million in letters of credit were issued, which reduced the available capacity to $347 million.

In August of 2007, Gulf South Pipeline, LP, a wholly owned subsidiary of Boardwalk Pipeline, issued $500 million aggregate principal amount of senior notes, consisting of $225 million aggregate principal amount of 5.8% senior notes due 2012 and $275 million aggregate principal amount of 6.3% senior notes due 2017. The proceeds from this offering will primarily be used to finance a portion of Gulf South’s expansion projects.

As of December 31, 2007, Boardwalk Pipeline had outstanding letters of credit for $186 million to support certain obligations associated with its Fayetteville Lateral and Gulf Crossing expansion projects. Boardwalk Pipeline maintains a $1.0 billion credit facility, which was recently increased from $700 million. The outstanding letters of credit reduced the available capacity under its $1.0 billion credit facility to $814 million.

At December 31, 2007, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $358 million in 2008, $74 million in 2009, $8 million in 2010, $580 million in 2011, $1,946 million in 2012 and $4,324 million thereafter.

Notes to Consolidated Financial Statements

Note 13.  Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2005	$713	$69	$(185)	$597
Unrealized holding gains, net of tax of $88	(103)			(103)
Adjustment for items included in net income,
net of tax of $71	(121)			(121)
Foreign currency translation adjustment, net of
tax of $2		(20)		(20)
Minimum pension liability adjustment, net of tax
of $24			(42)	(42)
Balance, December 31, 2005	489	49	(227)	311
Unrealized holding gains, net of tax of $67	106			106
Adjustment for items included in net income,
net of tax of $6	(11)			(11)
Foreign currency translation adjustment, net of
tax		37		37
Minimum pension liability adjustment, net of tax
of $49			87	87
Adjustment to initially apply SFAS No. 158,
net of tax of $78			(143)	(143)
Balance, December 31, 2006	584	86	(283)	387
Unrealized holding losses, net of tax of $258	(413)			(413)
Adjustment for items included in net income,
net of tax of $87	(159)			(159)
Foreign currency translation adjustment, net of
tax		31		31
Pension liability adjustment, net of tax
of $52			89	89
Balance, December 31, 2007	$12	$117	$(194)	$(65)
Note 14.  Significant Transactions

Acquisition of business

On July 31, 2007, HighMount acquired, through its subsidiaries, certain exploration and production assets and assumed certain related obligations, from subsidiaries of Dominion for $4.0 billion, subject to adjustment. The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent (unaudited). These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates. The amount of tax deductible goodwill is $1.0 billion.

The acquisition was funded with approximately $2.4 billion in cash and $1.6 billion of Acquisition Debt described in Note 12.

Notes to Consolidated Financial Statements
Note 14.  Significant Transactions – (Continued)

The preliminary allocation of purchase price to the assets and liabilities acquired was as follows:

(In millions)

Property, plant and equipment	$2,961
Deferred income taxes	14
Goodwill and other intangibles	1,061
Other assets	43
Other liabilities	(49)
$4,030

Diamond Offshore

In 2007, the holders of $456 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 9.3 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $2 million aggregate principal amount at maturity of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. In accordance with SAB No. 51, the Company recognized a pretax gain of $143 million ($93 million after provision for deferred income taxes) on the issuance of subsidiary stock.

Prior to the conversion of Diamond Offshore’s 1.5% convertible debentures, the Company carried a deferred tax liability related to interest expense imputed on the bonds for U.S. federal income tax purposes. As a result of the conversion, the deferred tax liability was settled and a tax benefit of $29 million, net of minority interest, was included in shareholders’ equity as an increase in additional paid-in-capital.

Boardwalk Pipeline

In the first and fourth quarters of 2007, Boardwalk Pipeline sold 8.0 million and 7.5 million common units at a price of $36.50 and $30.90 per unit in a public offering and received net proceeds of $288 million and $228 million, respectively. In addition, the Company contributed $6 million and $5 million, respectively to maintain its 2.0% general partner interest. The Company’s ownership interest in Boardwalk Pipeline declined from approximately 80% to 70% as a result of these transactions. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $472 million at December 31, 2007, from $235 million at December 31, 2006. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company has deferred gain recognition until the subordinated units are converted into common units. Provided the subordinated units convert into common units after January 1, 2009, the Company will not recognize a gain in the income statement, pursuant to the terms of SFAS No. 160.

Note 15.  Restructuring and Other Related Charges

In 2001, CNA finalized and approved a restructuring plan related to the property and casualty segments and Life & Group Non-Core segment, discontinuation of its variable life and annuity business and consolidation of real estate locations. During 2006, management reevaluated the sufficiency of the remaining accrual, which related to lease termination costs, and determined that the liability was no longer required as CNA had completed its lease obligations. As a result, the excess remaining accrual was released in 2006, resulting in pretax income of $13 million for the year ended December 31, 2006.  During 2005, approximately $1 million of costs were paid. The initial restructuring and other related charges amounted to $189 million in 2001.

Notes to Consolidated Financial Statements

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

CNA’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules.

CCC follows a permitted practice related to the statutory provision for reinsurance, or the uncollectible reinsurance reserve. This permitted practice allows CCC to record an additional uncollectible reinsurance reserve amount through a different financial statement line item than the prescribed statutory convention. This permitted practice had no effect on CCC’s statutory surplus at December 31, 2007 or 2006.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2007, CCC is in a positive earned surplus position, enabling CCC to pay approximately $630 million of dividend payments during 2008 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2007 and 2006, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income
	December 31 (a)		Year Ended December 31
Unaudited	2007	2006	2007	2006	2005
(In millions)

Property and casualty companies	$8,511	$8,137	$575	$721	$550
Life company	471	687	27	67	65

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

Notes to Consolidated Financial Statements

Note 17.  Supplemental Natural Gas and NGL Information (Unaudited)

Users of this information should be aware that the process of estimating quantities of proved and proved developed natural gas, NGLs and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, NGLs and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

Estimates of proved reserves at December 31, 2007 were prepared by HighMount’s staff engineers and reviewed by Ryder Scott Company, L.P., HighMount’s independent consulting petroleum engineers. All proved reserves are located in the United States of America.

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2007 and changes in the reserves during 2007 are shown in the schedule below:

	Natural
Proved developed and undeveloped reserves	Gas (1)	NGLs
	(Bcf)	(thousands
		of barrels)

January 1, 2007	-	-
Changes in reserves:
Extensions, discoveries and other additions	62	3,877
Revisions of previous estimates (2)	(51)	2,164
Production	(34)	(1,627)
Purchases of reserves in place	1,919	91,868
December 31, 2007	1,896	96,282
Proved developed reserves at December 31, 2007	1,394	67,371

(1)	Excludes reserves associated with Volumetric Production Payment (“VPP”) delivery obligations.
(2)
The 2007 revision is primarily attributable to lower than expected NGL recovery yield on some of HighMount’s gas that is processed by third parties, as well as the aggregate result of revisions to individual wells based upon engineering and geologic analyses.

The aggregate amounts of costs capitalized for natural gas and NGL producing activities, and related aggregate amounts of accumulated depletion follow:

December 31	2007
(In millions)

Subject to depletion	$2,443
Costs excluded from depletion	426
Gross natural gas and NGL properties	2,869
Less accumulated depletion	62
Net natural gas and NGL properties	$2,807

Notes to Consolidated Financial Statements
Note 17.  Supplemental Natural Gas and NGL Information (Unaudited) – (Continued)

The following costs were incurred in natural gas and NGL producing activities:

Year Ended December 31	2007
(In millions)

Acquisition of properties
Proved	$2,245
Unproved	431
Subtotal	2,676
Exploration costs	7
Development costs (1)	186
Total	$2,869

(1)	Development costs incurred for proved undeveloped reserves were $60 million.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table has been prepared utilizing SFAS No. 69, “Disclosures About Oil and Gas Producing Activities,” rules for disclosure of a standardized measure of discounted future net cash flows relating to proved natural gas and NGL reserve quantities that HighMount owns:

December 31	2007
(In millions)

Future cash inflows (1)	$17,235
Less:
Future production costs	3,565
Future development costs	1,159
Future income tax expense	3,594
Future cash flows	8,917
Less annual discount (10% a year)	5,907
Standardized measure of discounted future net cash flows	$3,010

(1)
Amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year-end. Year-end prices used in the calculation of future cash flows are $6.80 per million British thermal units of gas, $62.16 per barrel of NGL, and $96.00 per barrel of oil.

In the foregoing determination of future cash inflows, sales prices for natural gas and NGL were based on contractual arrangements or market prices at year-end. Future costs of developing and producing the proved natural gas and NGL reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year-end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, permanent differences and tax credits.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of HighMount’s proved reserves. HighMount cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

Notes to Consolidated Financial Statements
Note 17.  Supplemental Natural Gas and NGL Information (Unaudited) – (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and NGL Reserves

The following table is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year:

(In millions)

Standardized measure of discounted future net cash flows at January 1, 2007	$-
Changes in the year resulting from:
Sales and transfers of natural gas and NGL produced during the year, less
production costs	(209)
Extensions, discoveries and other additions, less production and development costs	177
Revisions of previous quantity estimates	(230)
Net changes in purchases and sales of proved reserves in place	4,184
Accretion of discount	166
Income taxes	(1,078)
Standardized measure of discounted future net cash flows at December 31, 2007	$3,010

Note 18.  Benefit Plans

Pension Plans – The Company has several non-contributory defined benefit plans for eligible employees. The benefits for certain plans which cover salaried employees and certain union employees are based on formulas which include, among others, years of service and average pay. The benefits for one plan which covers union workers under various union contracts and certain salaried employees are based on years of service multiplied by a stated amount. Benefits for another plan are determined annually based on a specified percentage of annual earnings (based on the participant’s age) and a specified interest rate (which is established annually for all participants) applied to accrued balances. The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

Other Postretirement Benefit Plans – The Company has several postretirement benefit plans covering eligible employees and retirees. Participants generally become eligible after reaching age 55 with required years of service. Actual requirements for coverage vary by plan. Benefits for retirees who were covered by bargaining units vary by each unit and contract. Benefits for certain retirees are in the form of a Company health care account.

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

The Company uses December 31 as the measurement date for its plans.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2007	2006	2005	2007	2006	2005

Discount rate	6.0%	5.7%	5.6%	6.0%	5.7%	5.5%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.0%

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2007	2006	2005	2007	2006	2005

Discount rate	5.7%	5.6%	5.9%	5.6%	5.5%	5.9%
Expected long term rate of return on
plan assets	7.0% to 8.0%	7.0% to 8.0%	7.0% to 8.0%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.0%

The long term rate of return for plan assets is determined based on widely-accepted capital market principles, long term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:

December 31	2007	2006	2005

Health care cost trend rate assumed for next year	4.0% to 10.0%	4.0% to 10.5%	4.0% to 11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate
trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2008-2017	2007-2018	2006-2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost	$1	$(3)
Effect on postretirement benefit obligation	17	(22)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2007	2006	2005	2007	2006	2005
(In millions)

Service cost	$49	$53	$53	$7	$9	$11
Interest cost	214	210	210	25	27	30
Expected return on plan assets	(257)	(242)	(234)	(4)	(4)	(5)
Amortization of unrecognized
net loss	15	33	28	3	5	5
Amortization of unrecognized prior
service cost	7	8	8	(26)	(32)	(28)
Special termination benefit	4	6			2
Settlement loss	4
Curtailment loss					3
Regulatory asset (increase)
decrease	(2)	(4)		6	7
Net periodic benefit cost	$34	$64	$65	$11	$17	$13

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

Additional Information:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
(In millions)

Increase (decrease) in minimum liability included in
Accumulated other comprehensive income
(prior to adoption of SFAS No. 158)		$(137)
Change recognized in Accumulated other comprehensive
income	$(11)	356	$(146)	$(124)
Total increase (decrease)	$(11)	$219	$(146)	$(124)

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$3,861	$3,842	$468	$565
Service cost	49	53	7	9
Interest cost	214	210	25	27
Plan participants’ contributions			13	15
Amendments	(5)	8		(75)
Actuarial (gain) loss	(104)	(59)	(26)	(34)
Benefits paid from plan assets	(214)	(219)	(43)	(45)
Curtailment		2		3
Special termination benefit		16		2
Foreign exchange	(1)	8		1
Settlement	(58)
Benefit obligation at December 31	3,742	3,861	444	468

Change in plan assets:

Fair value of plan assets at January 1	3,426	3,200	80	79
Actual return on plan assets	270	342	6	6
Company contributions	49	105	28	25
Plan participants’ contributions			13	15
Benefits paid from plan assets	(214)	(219)	(43)	(45)
Settlement	(58)
Foreign exchange	4	(2)
Fair value of plan assets at December 31	3,477	3,426	84	80

Funded status	$(265)	$(435)	$(360)	$(388)

Amounts recognized in the Consolidated Balance
Sheets consist of:

Other assets	$101	$89	$27	$18
Other liabilities	(366)	(524)	(387)	(406)
Net amount recognized	$(265)	$(435)	$(360)	$(388)

Amounts recognized in Accumulated other
comprehensive income, not yet recognized in net
periodic benefit cost:

Net transition asset	$(1)	$(1)
Prior service cost (credit)	25	36	$(192)	$(219)
Costs recoverable from customers				16
Net actuarial loss	411	558	46	79
Net amount recognized	$435	$593	$(146)	$(124)

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2007	2006
(In millions)

Projected benefit obligation	$834	$3,134
Accumulated benefit obligation	727	2,921
Fair value of plan assets	637	2,162

The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The Company’s pension plan and other postretirement benefit weighted-average asset allocation at December 31, 2007 and 2006, by asset category are as follows:

			Percentage of
	Percentage of		Other Postretirement Benefits
	Pension Plan Assets		Plan Assets
December 31	2007	2006	2007	2006

Asset Category:

Equity securities	20.5%	25.6%
Debt securities	32.1	48.1	100.0%	100.0%
Limited Partnerships	23.2	18.2
Commingled funds	4.2	3.2
Short term investments and other	20.0	4.9
Total	100.0%	100.0%	100.0%	100.0%

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic benefit cost during 2008.

	Pension Benefits	Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$3	$1
Amortization of prior service cost (benefit)	5	(8)
Total estimated amounts to be recognized	$8	$(7)

The table below presents the estimated future minimum benefit payments at December 31, 2007.

			Less
	Pension	Postretirement	Medicare
Expected future benefit payments	Benefits	Benefits	Subsidy	Net

2008	$239	$35	$2	$33
2009	233	35	2	33
2010	235	36	2	34
2011	239	38	2	36
2012	247	38	2	36
Thereafter	1,344	194	8	186
	$2,537	$376	$18	$358

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

In 2008, it is expected that contributions of $40 million will be made to pension plans and $28 million to postretirement healthcare and life insurance benefit plans.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $72 million, $72 million and $40 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Option Plans – In 2005, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews common stock for which options or stock appreciation rights (“SARs”) may be granted under the Loews Plan is 12,000,000 shares, and the maximum number of shares of Loews common stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,200,000 shares. The exercise price per share may not be less than the fair value of the common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price

Awards outstanding, January 1	4,110,442	$23.124	3,856,974	$19.340
Granted	959,250	46.397	945,300	35.205
Exercised	(270,641)	17.562	(597,300)	17.802
Canceled	(12,010)	30.132	(94,532)	23.158
Awards outstanding, December 31	4,787,041	28.085	4,110,442	23.124

Awards exercisable, December 31	2,600,032	$20.839	2,023,065	$18.361

Shares available for grant,
December 31	5,051,751		5,998,991

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2007:

	Awards Outstanding			Awards Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$10.00-19.99	1,870,480	4.5	$16.747	1,727,064	$16.576
20.00-29.99	802,287	6.8	23.659	442,975	23.356
30.00-39.99	1,145,274	7.9	34.247	377,493	33.722
40.00-49.99	729,375	9.1	44.800	42,000	46.265
50.00-55.00	239,625	9.1	51.080	10,500	51.080

In 2007, the Company awarded SARs totaling 959,250 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2007 was 1,874,924 shares.

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2007, were 6.6 years and 5.4 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2007 were $107 million and $77 million. The total intrinsic value of awards exercised during 2007 was $8 million.

The Company recorded stock-based compensation expense of $8 million related to the Loews Plan for the year ended December 31, 2007. The related income tax benefits recognized were $3 million. At December 31, 2007, the compensation cost related to nonvested awards not yet recognized was $16 million, and the weighted average period over which it is expected to be recognized is 2.6 years.

In February of 2002, shareholders approved the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) in connection with the issuance of Carolina Group stock. The aggregate number of shares of Carolina Group stock for which options or SARs may be granted under the Carolina Group Plan is 1,500,000 shares, and the maximum number of shares of Carolina Group stock with respect to which options or SARs may be granted to any individual in any calendar year is 200,000 shares. The exercise price per share may not be less than the fair value of the stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Carolina Group Plan follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price

Awards outstanding, January 1	581,694	$36.237	536,572	$28.526
Granted	200,500	74.633	202,000	50.234
Exercised	(150,366)	30.677	(134,128)	27.008
Canceled	(3,500)	44.183	(22,750)	33.045
Awards outstanding, December 31	628,328	49.776	581,694	36.237

Awards exercisable, December 31	136,304	32.506	97,684	$27.695

Shares available for grant,
December 31	360,500		557,500

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Carolina Group Plan at December 31, 2007:

	Awards Outstanding			Awards Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$20.00 – 34.99	221,074	6.3	$28.382	99,687	$26.878
35.00 – 49.99	119,502	7.8	44.981	22,371	44.220
50.00 – 64.99	137,752	8.4	57.620	14,246	53.495
65.00 – 80.78	150,000	9.0	77.923

Notes to Consolidated Financial Statements
Note 18.  Benefit Plans – (Continued)

During 2007, the Company awarded SARs totaling 200,500 shares. In accordance with the Carolina Group Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2007 was 375,504 shares.

The weighted average remaining contractual term of awards outstanding and exercisable as of December 31, 2006, was 7.7 years and 6.4 years. The aggregate intrinsic value of awards outstanding and exercisable at December 31, 2007 was $22 million and $7 million. The total intrinsic value of awards exercised during the year ended December 31, 2007 was $6 million.

The Company recorded stock-based compensation expense of $2 million related to the Carolina Group Plan during 2007. The related income tax benefits recognized were $1 million. At December 31, 2007, the compensation cost related to nonvested awards not yet recognized was $4 million, and the weighted average period over which it is expected to be recognized is 2.6 years.

The fair value of granted options and SARs for the Loews Plan and Carolina Group Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2007	2006	2005

Loews Plan:
Expected dividend yield	0.5%	0.6%	0.8%
Expected volatility	24.0%	23.9%	19.6%
Weighted average risk-free interest rate	4.6%	4.7%	3.9%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$13.45	$10.02	$6.39

Carolina Group Plan:
Expected dividend yield	2.5%	3.6%	5.4%
Expected volatility	23.3%	31.4%	31.2%
Weighted average risk-free interest rate	4.6%	4.7%	3.9%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$16.68	$12.28	$6.57

Note 19.  Reinsurance

CNA cedes insurance to reinsurers to limit its maximum loss, provide greater diversification of risk, minimize exposures on larger risks and to exit certain lines of business. The ceding of insurance does not discharge the primary liability of CNA. Therefore, a credit exposure exists with respect to property and casualty and life reinsurance ceded to the extent that any reinsurer is unable to meet its obligations or to the extent that the reinsurer disputes the liabilities assumed under reinsurance agreements. Property and casualty reinsurance coverages are tailored to the specific risk characteristics of each product line and CNA’s retained amount varies by type of coverage. Reinsurance contracts are purchased to protect specific lines of business such as property and workers’ compensation. Corporate catastrophe reinsurance is also purchased for property and workers’ compensation exposure. Most reinsurance contracts are purchased on an excess of loss basis. CNA also utilizes facultative reinsurance in certain lines. In addition, CNA assumes reinsurance as a member of various reinsurance pools and associations.

Reinsurance accounting allows for contractual cash flows to be reflected as premiums and losses, as compared to deposit accounting, which requires cash flows to be reflected as assets and liabilities. To qualify for reinsurance accounting, reinsurance agreements must include risk transfer. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Reinsurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, may require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite products, CNA assesses risk transfer for each contract generally by developing quantitative analyses at

Notes to Consolidated Financial Statements
Note 19.  Reinsurance – (Continued)

contract inception which measure the present value of reinsurer losses as compared to the present value of the related premium. In 2003, the Company discontinued purchases of such contracts.

The following table summarizes the amounts receivable from reinsurers at December 31, 2007 and 2006.

December 31	2007	2006
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$7,056	$8,191
Ceded future policy benefits	987	1,050
Ceded policyholders’ funds	43	48
Reinsurance receivables related to paid losses	603	658
Reinsurance receivables	8,689	9,947
Allowance for uncollectible reinsurance	(461)	(469)

Reinsurance receivables, net of allowance for uncollectible reinsurance	$8,228	$9,478

CNA has established an allowance for uncollectible reinsurance receivables. The provision for uncollectible reinsurance was $1 million, $23 million and $35 million for the years ended December 31, 2007, 2006 and 2005.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.4 billion and $2.6 billion at December 31, 2007 and 2006. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.

CNA’s largest recoverables from a single reinsurer at December 31, 2007, including prepaid reinsurance premiums, were approximately $1.5 billion from subsidiaries of Swiss Re Group, $886 million from subsidiaries of Munich Re Group, $834 million from subsidiaries of Hartford Insurance Group, $357 million from Allstate Insurance Group, and $333 million from Associated Accident & Health Reinsurance Underwriters.

The effects of reinsurance on earned premiums for the years ended December 31, 2007, 2006 and 2005 are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2007

Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	660	76	119	617	12.3
Life	76		75	1
Earned premiums	$9,833	$194	$2,543	$7,484	2.6%

Year Ended December 31, 2006

Property and casualty	$9,125	$120	$2,283	$6,962	1.7%
Accident and health	718	59	138	639	9.2
Life	100		98	2
Earned premiums	$9,943	$179	$2,519	$7,603	2.4%

Year Ended December 31, 2005

Property and casualty	$10,354	$186	$3,675	$6,865	2.7%
Accident and health	1,040	60	400	700	8.6
Life	140		136	4
Earned premiums	$11,534	$246	$4,211	$7,569	3.3%

Notes to Consolidated Financial Statements
Note 19.  Reinsurance – (Continued)

Included in the direct and ceded earned premiums for the years ended December 31, 2007, 2006 and 2005 are $1.6 billion, $1.5 billion and $3.3 billion related to property and casualty business that is 100% reinsured as a result of business dispositions and a significant captive program.

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders’ benefits reported in the Consolidated Statements of Income are net of reinsurance recoveries of $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2007, 2006 and 2005.

The impact of reinsurance on life insurance inforce at December 31, 2007, 2006 and 2005 is shown in the following table:

December 31	Direct	Assumed	Ceded	Net
(In millions)

2007	$14,089	$1	$14,071	$19
2006	15,652	1	15,633	20
2005	20,548	1	20,528	21

As of December 31, 2007 and 2006, CNA has ceded $1.8 billion and $2.0 billion of claim and claim adjustment expense reserves, future policyholder benefits and policyholder funds as a result of business operations sold in prior years.  Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers.  As of December 31, 2007 and 2006, the assumed credit risk was $49 million.

Commutations

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

Also, in 2006, CNA commuted several reinsurance treaties, including several finite treaties, with a European reinsurance group. This commutation resulted in a pretax loss, net of allowance for uncollectible reinsurance, of $48 million. CNA received $35 million of cash in connection with this significant commutation.

In 2005, CNA entered into several significant commutation agreements, including the commutation of the Aggregate Cover, which was a corporate aggregate reinsurance treaty related to the 1999 through 2001 accident years and covered substantially all of CNA’s property and casualty lines of business. These commutations resulted in an unfavorable pretax impact of $399 million and CNA received $446 million of cash in connection with these significant commutations.

Funds Withheld Reinsurance Arrangements

CNA’s overall reinsurance program has included certain property and casualty contracts, such as the commuted CCC and Aggregate Covers, that were entered into and accounted for on a “funds withheld” basis and which were deemed to be finite reinsurance. Under the funds withheld basis, CNA recorded the cash remitted to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as ceded premiums. The remainder of the premiums ceded under the reinsurance contract not remitted in cash were recorded as funds withheld liabilities. CNA was required to increase the funds withheld balance at stated interest crediting rates applied to the funds withheld balance or as otherwise specified under the terms of the contract. The funds withheld liability was reduced by any cumulative claim payments made by CNA in excess of CNA’s retention under the reinsurance contract. If the funds withheld liability was exhausted, interest crediting would cease and additional claim payments would have been

Notes to Consolidated Financial Statements
Note 19.  Reinsurance – (Continued)

recoverable from the reinsurer. The funds withheld liability was recorded in Reinsurance balances payable on the Consolidated Balance Sheets.

Interest cost on reinsurance contracts accounted for on a funds withheld basis was incurred during all periods in which a funds withheld liability existed and was included in net investment income. There were no amounts subject to such interest crediting at December 31, 2007 or 2006.

As of December 31, 2007 there were no ceded reinsurance treaties inforce that CNA considers to be finite reinsurance. The remaining treaty at December 31, 2006 was fully utilized in 2006 and formally commuted as of September 1, 2007 with no impact to CNA. In 2003, CNA discontinued purchases of such contracts.

The following table summarizes the pretax impact of contracts accounted for on a funds withheld basis for the years ended December 31, 2006 and 2005, including the commuted Aggregate and CCC Covers discussed above.

	Aggregate
Year Ended December 31, 2006	Cover	CCC Cover	All Other	Total
(In millions)

Ceded earned premium			$(11)	$(11)
Ceded claim and claim adjustment expense			(113)	(113)
Ceding commissions
Interest charges		$(40)	(19)	(59)
Pretax expense	$ −	$(40)	$(143)	$(183)

Year Ended December 31, 2005

Ceded earned premium	$(17)		$48	$31
Ceded claim and claim adjustment expense	(244)		(154)	(398)
Ceding commissions			(27)	(27)
Interest charges	(57)	$(66)	(34)	(157)
Pretax expense	$(318)	$(66)	$(167)	$(551)

Included in “All Other” above for the year ended December 31, 2006 is $110 million of unfavorable development resulting from a commutation, which is included in the ceded claim and claim adjustment expenses above. This unfavorable development was partially offset by the release of previously established allowance for uncollectible reinsurance, resulting in an unfavorable impact of $48 million.

Included in “All Other” above for the year ended December 31, 2005, is approximately $24 million of pretax expense which resulted from an unfavorable arbitration ruling on two reinsurance treaties impacting ceded earned premiums, ceded claim and claim adjustment expenses, ceding commissions and interest charges. This unfavorable outcome was partially offset by a release of previously established reinsurance bad debt reserves resulting in a net impact from the arbitration ruling of $10 million pretax expense for the year ended December 31, 2005.

There was no pretax impact by operating segment of CNA’s funds withheld reinsurance arrangements for the year ended December 31, 2007. The pretax impact by operating segment for the years ended December 31, 2006 and 2005 was as follows:

Year Ended December 31	2006	2005
(In millions)

Standard Lines	$(152)	$(328)
Specialty Lines	(7)	(112)
Other Insurance	(24)	(111)
Pretax expense	$(183)	$(551)

Notes to Consolidated Financial Statements

Note 20.  Quarterly Financial Data (Unaudited)

2007 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$4,567	$4,603	$4,597	$4,613

Income attributable to:

Loews common stock:
Income from continuing operations	377	406	520	645
Per share-basic	0.71	0.76	0.96	1.19
Per share-diluted	0.71	0.76	0.96	1.19

Discontinued operations, net	7	3	(7)	5
Per share-basic	0.01	0.01	(0.01)	0.01
Per share-diluted	0.01	0.01	(0.01)	0.01

Net income (a)	384	409	513	650
Per share-basic	0.72	0.77	0.95	1.20
Per share-diluted	0.72	0.77	0.95	1.20

Carolina Group stock:
Net income (b)	128	146	141	118
Per share-basic	1.18	1.34	1.31	1.09
Per share-diluted	1.18	1.34	1.30	1.08
2006 Quarter Ended

Total revenues	$4,811	$4,458	$4,233	$4,200

Income attributable to:

Loews common stock:
Income from continuing operations	626	509	476	475
Per share-basic	1.14	0.92	0.86	0.85
Per share-diluted	1.14	0.92	0.85	0.85

Discontinued operations, net	(17)	8		(2)
Per share-basic	(0.03)	0.02
Per share-diluted	(0.03)	0.02

Net income (a)	609	517	476	473
Per share-basic	1.11	0.94	0.86	0.85
Per share-diluted	1.11	0.94	0.85	0.85

Carolina Group stock:
Net income (b)	137	118	93	68
Per share-basic	1.27	1.17	1.09	0.86
Per share-diluted	1.26	1.17	1.09	0.86

(a)
Net income attributable to Loews common stock for the fourth quarter of 2007 includes net investment losses of $53 (after tax and minority interest)  compared to net investment gains of $96 (after tax and minority interest) in the fourth quarter of 2006 primarily due to other-than-temporary impairment losses of $167 (after tax and minority interest) at CNA.

(b)	Net income attributable to Carolina Group stock for the fourth quarter of 2007 includes a $46 charge, after taxes, related to litigation.

Notes to Consolidated Financial Statements

Note 21.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that Continental Casualty Company (“CCC”) and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies, which according to plaintiff, would inevitably necessitate premium increases. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Under the settlement agreement, CCC will provide certain enhanced benefits to eligible class members including certain non-forfeiture benefits, opportunities to exchange policies and free health screenings. The agreement, which is subject to notice to the class as well as Court approval, did not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs in this litigation allege improprieties in the payment of contingent commissions to brokers and bid rigging in connection with the sale of various lines of insurance. The plaintiffs further allege the existence of a conspiracy and assert claims for federal and state antitrust law violations, for violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and for recovery under various state common law theories. On April 5, 2007, the Court dismissed the plaintiffs’ complaint, but granted the plaintiffs an opportunity to amend their complaint. On May 22, 2007, the plaintiffs filed an amended complaint, and on June 21, 2007, the defendants filed a motion to dismiss this amended complaint. On August 31, 2007, the Court dismissed the federal antitrust claims of the complaint.  On September 28, 2007, the Court dismissed the federal RICO claims, which were the sole remaining federal claims of the complaint, and, after declining to exercise supplemental jurisdiction over the state law claims, dismissed the complaint in its entirety. On October 10, 2007, the plaintiffs filed a notice of appeal from the foregoing orders to the Third Circuit Court of Appeals. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

A&E Reserves

CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business.  See Note 9 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 4,775 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 3,775 of these cases. Approximately 1,050 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 3,000 individual plaintiffs are asserted.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 215 cases are pending against the tobacco industry, including approximately 55 cases against Lorillard.

“West Virginia Individual Personal Injury Cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Defendants have petitioned the U.S. Supreme Court to review the order that will govern the trial. Lorillard is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. The court has stayed activity in the proceeding, including the start of a trial, until a petition pending before the U.S. Supreme Court, in a case in which Lorillard is not a defendant, is resolved.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant Cases.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Ten of these cases are pending against Lorillard. In Schwab v. Philip Morris USA, Inc., et al., a Class Action Case pending against Lorillard, the court has certified a nationwide class composed of purchasers of “light” cigarettes. Lorillard is not a defendant in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

One of the cases pending against Lorillard, Engle, was certified as a class action prior to trial. Following trial, the class was ordered decertified by the Florida Supreme Court, which allowed the class members to proceed with individual cases. Approximately 1,050 of these Engle Progeny cases have been filed in which the claims of approximately 3,000 individual plaintiffs are asserted.

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

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement of profits and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. During August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See Reimbursement Cases below.

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

Loews is a defendant in four pending product liability cases. One of these is a Reimbursement Case in Israel, while the three other cases are on file in U.S. courts. One of the cases pending against Loews in the U.S. is a Conventional Product Liability Case, while the two other suits are purported Class Action Cases. Lorillard also is a defendant in each of the four product liability cases in which Loews is a party.

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

Plaintiffs assert a broad range of legal theories in these cases, including, among others, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”)), civil conspiracy, intentional infliction of harm, injunctive relief, indemnity, restitution, unjust enrichment, public nuisance, claims based on antitrust laws and state consumer protection acts, and claims based on failure to warn of the harmful or addictive nature of tobacco products.

Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

CONVENTIONAL PRODUCT LIABILITY CASES – Approximately 215 cases are pending against the tobacco industry in the United States. Lorillard is a defendant in approximately 55 of these cases.

Since January 1, 2006, verdicts have been returned in five cases. Lorillard was not a defendant in any of these trials. Defense verdicts were returned in four of the five trials, while juries found in favor of the plaintiffs and awarded damages in the remaining case. The defendants are pursuing an appeal in this matter. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. Lorillard was not a party to these nine matters.

Lorillard is a defendant in two cases that are scheduled for trial in 2008. The trial dates are subject to change.

WEST VIRGINIA INDIVIDUAL PERSONAL INJURY CASES – Approximately 730 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases. Lorillard is a defendant in approximately 55 of the 730 cases.

The proceeding has been governed by the court’s trial plan. Defendants have sought review of the trial plan by the U.S. Supreme Court. The court has stayed activity in the proceeding, including the start of a trial, until a petition pending before the U.S. Supreme Court in a case in which Lorillard is not a defendant is resolved.

During the third quarter of 2006 and the fourth quarter of 2007, Lorillard was dismissed from approximately 825 of the cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard product. These dismissals are not final and it is possible some or all of these dismissals could be contested in subsequent appeals noticed by the plaintiffs.

FLIGHT ATTENDANT CASES – Approximately 2,625 Flight Attendant Cases are pending. Lorillard and three other cigarette manufacturers are the defendants in each of these matters. These suits were filed as a result of a settlement agreement by the parties, including Lorillard, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

The judges that have presided over the cases that have been tried have relied upon an order entered during October 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded.

Lorillard has been a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In the single trial decided for the plaintiff, the jury awarded $6 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard has paid its share of the attorneys’ fees, costs and interest awarded to the plaintiff’s counsel in this matter. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial that has been scheduled for 2008. The six remaining cases in which defense verdicts were returned are concluded.

A trial date is scheduled in one of the flight attendant cases. Trial dates are subject to change.

CLASS ACTION CASES – Lorillard is a defendant in ten pending cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. One of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., is a purported national class action on behalf of purchasers of “light” cigarettes in which plaintiffs’ claims are based on defendants’ alleged RICO violations. Lorillard is not a defendant in approximately 25 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes.

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

The Engle case – During 2006, the Florida Supreme Court issued rulings in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994) that affirmed the 2003 holding of an intermediate appellate court vacating the $145.0 billion punitive damages award, including approximately $16.3 billion against Lorillard. Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The Florida Supreme Court determined that the case could not proceed further as a class action and ordered decertification of the class. During February of 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The Florida Supreme Court’s 2006 decision also reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. These awards totaled approximately $3 million to one smoker and $4 million to the second, and bear interest at the rate of 10.0% per year. Both individuals have informed the court that they will not seek punitive damages. These verdicts were paid during February 2008. The Lorillard payment was approximately $3 million for the verdicts and the interest that accrued since November 2000.

During October 2007, the U.S. Supreme Court denied defendants’ petition for review of the Florida Supreme Court’s holdings that permit members of the Engle class to rely upon the jury’s first-phase verdict. The Supreme Court subsequently rejected defendants’ petition for rehearing, and Engle has been returned to the trial court.

The Engle Agreement – Florida enacted legislation during the Engle trial that limited the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believed this legislation was valid and that any challenges to the possible application or constitutionality of this legislation by the Engle class would fail, Lorillard entered into an agreement with the

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

plaintiffs during May 2001 in which it contributed $200 million to a fund held for the benefit of the Engle class members (the “Engle Agreement”). As a result, the class agreed to a stay of execution with respect to Lorillard on its punitive damages judgment until appellate review was completed, including any review by the U.S. Supreme Court. Final appellate review was completed in November 2007. The $200 million will continue to be maintained for the benefit of the members of the Engle class, with the court to determine how that fund will be allocated consistent with state rules of procedure. The Engle Agreement contained certain additional restrictions that no longer remain in force now that final appellate review has been completed.

Engle Progeny cases – Plaintiffs are individuals who allege they or their decedents are members of the class that was decertified in Engle. A 2006 ruling by the Florida Supreme Court that ordered decertification of the class also permitted class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial.

Lorillard was a defendant in approximately 1,050 cases filed by individuals who allege they were members of the Engle class. The claims of approximately 3,000 class members are asserted in these 1,050 cases because some suits are on behalf of multiple purported class members. These cases are pending in various Florida courts. The period for filing these cases expired during January 2008, but Florida law permits plaintiffs 120 days after a suit is initiated to effect service. As a result, the full number of Engle Progeny Cases is not yet known. One of these matters pending against Lorillard is set for trial in 2008. Trial dates are subject to change.

The Scott case – Another class action pending against Lorillard is Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). During 1997, the court certified a class composed of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.

Trial in Scott was heard in two phases. In its July 2003 Phase I verdict, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program.

During June 2004, the jury awarded approximately $591 million to fund cessation programs for Louisiana smokers. The court subsequently awarded prejudgment interest. During February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. The Louisiana Court of Appeal has returned the case to the trial court, for further proceedings. During January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. Lorillard’s share of any judgment has not been determined. It is possible that post-judgment interest could be assessed on any award to the class that survives appeal. In the fourth quarter of 2007, Lorillard recorded a pretax provision of approximately $66 million for this matter.

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard secured 25%, or $13 million. While Lorillard believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard’s share of the appeal bond has not been determined.

Other class action cases – Two additional cases are pending against Lorillard in which motions for class certification were granted. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. Both the California Court of Appeal and the California Supreme Court have affirmed Daniels’ dismissal. Plaintiffs have petitioned the U.S. Supreme Court to review Daniels, but the Court has not determined whether it will hear the case. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California. It is possible that either or both of these class certification rulings could be reinstated as a result of the pending appeals.

As discussed above, other cigarette manufacturers are defendants in approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court announced during January 2008 that it will consider whether federal law bars plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements.

The Schwab case – Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. During July 2007, the Second Circuit Court of Appeals heard defendants’ appeal of the class certification ruling. The court of appeals has prohibited activity before the trial court until the appeal is concluded.

REIMBURSEMENT CASES – Lorillard is a defendant in the three Reimbursement Cases that are pending in the U.S. and it has been named as a party to the case in Israel.

U.S. Federal Government Action – During August 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September 2004. Lorillard, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action.

In its 2006 verdict, the court determined that the defendants, including Lorillard, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek disgorgement of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its disgorgement of profits

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION – On November 23, 1998, Lorillard and the other Original Participating Manufacturers entered into the MSA with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the Settling States. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the MSA are referred to in this Information Statement as the State Settlement Agreements.

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pretax charges of $1,048 million, $911 million and $876 million ($680 million, $560 million and $538 million after taxes) for 2007, 2006 and 2005, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments of $9.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

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

From time to time, lawsuits have been brought against Lorillard and the Other Participating Manufacturers, or against one or more of the states, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. Lorillard is a defendant in one such case, which has been dismissed by the trial court but has been appealed by the plaintiffs. Lorillard understands that additional such cases are proceeding against other defendants.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers, although the states of Maryland and Pennsylvania are contending that payments under the Trust should continue to growers in those states since the new federal law did not cover them, and the matter is being litigated. In 2005 other litigation was resolved over the Trust’s obligation to return payments made by the Original Participating Manufacturers in 2004 or withheld from payment to the Trust for the fourth quarter of 2004, when the North Carolina Supreme Court ruled that such payments were due to the Trust. Lorillard’s share of payments into the Trust in 2004 was approximately $30 million and its share of the payment due for the last quarter of that year was approximately $10 million. Under the new law, enacted in October of 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers commenced in 2005.

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

Lorillard believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in domestic cigarette sales in the premium price and discount price segments, Lorillard’s share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements.

FILTER CASES – In addition to the above, claims have been brought against Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Approximately 30 such matters are pending against Lorillard. Since January 1, 2006, Lorillard has paid, or has reached agreement to pay, a total of approximately $9 million in payments of judgments and settlements to finally resolve approximately 40 claims. No such cases have been tried since January 1, 2006. Trial dates are scheduled in some of the pending cases. Trial dates are subject to change.

Other Tobacco – Related

ANTITRUST CASES – Indirect Purchaser Suits – Approximately 30 antitrust suits were filed on behalf of putative classes of consumers in various state courts against Lorillard and its major competitors. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, were dismissed by courts in their entirety and the plaintiffs withdrew their appeals. The actions in all other states except for New Mexico and Kansas, have been voluntarily dismissed.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. The parties are in the process of litigating certain privilege issues. On July 14, 2006, the Court issued an order confirming that fact discovery is closed, with the exception of privilege issues that the Court determines, based on a Special Master’s report, justify further limited fact discovery. On October 29, 2007 the Court denied all of the defendants’ privilege claims, and the defendants have filed a mandamus petition before the Kansas Supreme Court, which currently is considering the petition. Expert discovery, as necessary, will take place later this year. No date has as yet been set by the Court for dispositive motions and trial.

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

MSA Antitrust Suits – Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws (Sanders v. Lockyer, et al., U.S. District Court, Northern District of California, filed June 9, 2004). The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement together with certain implementing legislation enacted by the state of California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiff appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument was heard on February 15, 2007, and the Court of Appeals issued an opinion on September 26, 2007 affirming dismissal of the suit. On January 25, plaintiff filed a petition seeking certiorari from the U.S. Supreme Court.

Other MSA related cases have been filed and are still pending in federal and state courts challenging the MSA under federal antitrust statutes and state antitrust and unfair competition laws.  Lorillard is not named as a defendant in these other cases, but in some cases state Attorneys General and other cigarette manufacturers are named as defendants, and the result in these cases could affect the viability of the MSA or some of its provisions.

Notes to Consolidated Financial Statements
Note 21.  Legal Proceedings – (Continued)

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

Lorillard cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. The 2006 decision by the Florida Supreme Court in Engle has led to the filing of many additional new cases against cigarette manufacturers, including Lorillard. These events could have an adverse affect on the ability of Lorillard to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard. Lorillard also cannot predict the type or extent of litigation that could be brought against it and other cigarette manufacturers in the future.

Except for the impact of the State Settlement Agreements and Scott as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

OTHER LITIGATION

The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 22.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2007, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2007, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or

Notes to Consolidated Financial Statements
Note 22.  Commitments and Contingencies – (Continued)

until the agreed upon contract terms expire. As of December 31, 2007 and 2006, CNA has recorded $27 million and $28 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $2 million over 30 years and redemption of $30 million of preferred securities.

CNA Surety

CNA Surety has provided significant surety bond protection for a large national contractor that undertakes projects for the construction of government and private facilities, a substantial portion of which have been reinsured by CCC. In order to help this contractor meet its liquidity needs and complete projects which had been bonded by CNA Surety, commencing in 2003 CNA provided loans to the contractor through a credit facility. Due to reduced operating cash flow at the contractor these loans were fully impaired through realized investment losses in 2005. The Company, through a participation agreement with CNA, has funded and owns an interest in the credit facility. For the year ended December 31, 2005, the Company recorded a pretax impairment charge of $47 million. CNA no longer provides additional liquidity to the contractor and has not recognized interest income related to the loans since June 30, 2005.

In addition to the impairment of loans outstanding under the credit facility, CNA determined that the contractor would likely be unable to meet its obligations under the surety bonds. Accordingly, during 2005, CNA Surety established $110 million of surety loss reserves in anticipation of future loss payments, $50 million of which was ceded to CCC under the reinsurance agreements discussed below. Further deterioration of the contractor’s operating cash flow could result in higher loss estimates and trigger additional reserve actions. If any such reserve additions were required, CCC would incur the unfavorable net prior year development through the reinsurance arrangements. During the years ended December 31, 2007, 2006 and 2005, CNA Surety paid $3 million, $34 million and $26 million related to surety losses of the contractor.

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

CCC provides reinsurance protection to CNA Surety for losses in excess of an aggregate of $60 million associated with the contractor. This treaty provides coverage for the life of bonds either in force or written from January 1, 2005 to December 31, 2005. CCC and CNA Surety agreed by addendum to extend this contract through December 31, 2008.

CNA has also guaranteed or provided collateral for the contractor’s letters of credit and certain specified insurance policies. As of December 31, 2007 these guarantees and collateral obligations aggregated $9 million.

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

Diamond Offshore Construction Projects

As of December 31, 2007, Diamond Offshore had purchase obligations aggregating approximately $200 million related to the major upgrade of one rig and construction of two new jack-up rigs, as described in Note 8. Diamond

Notes to Consolidated Financial Statements
Note 22.  Commitments and Contingencies – (Continued)

Offshore expects to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond Diamond Offshore’s control.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion, HighMount assumed an obligation to deliver approximately 15 Bcf of natural gas through February 2009 under previously existing VPP agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, HighMount has no obligation to make up the shortfall. At December 31, 2007, the remaining obligation under these agreements is approximately 10.9 Bcf of natural gas.

Pipeline Expansion Projects

As discussed in Note 8, Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. These projects are subject to FERC approval. As of December 31, 2007, Boardwalk Pipeline had purchase commitments of $851 million primarily related to its expansion projects.

Note 23.  Discontinued Operations

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of December 31, 2007, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty, and marine liabilities.

Effective October 4, 2007, the Company entered into an agreement to sell Bulova to Citizen Watch Co., Ltd. for approximately $250 million, subject to adjustment, in January of 2008. The Company estimates that it will record a pretax gain of approximately $105 million due to this transaction.

Results of discontinued operations were as follows:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Net investment income	$14	$18	$16
Manufactured products	207	207	185
Investment gains (losses)	6	(2)	7
Other	1	1	1
Total	228	224	209
Expenses:
Insurance related benefits (expenses)	25	51	(1)
Cost of manufactured products sold	101	102	88
Other operating expenses	87	83	79
Total	213	236	166
Income (loss) before income taxes and minority interest	15	(12)	43
Income tax expense	(8)	(2)	(10)
Minority interest	1	3	(2)
Net income (loss) from discontinued operations	$8	$(11)	$31

Notes to Consolidated Financial Statements
Note 23.  Discontinued Operations – (Continued)

On May 4, 2007, CNA sold Continental Management Services Limited, its United Kingdom discontinued operations subsidiary. In anticipation of the 2007 sale, the Company recorded an impairment loss of $26 million, after tax and minority interest, in 2006. After closing the transaction in 2007, the loss was reduced by approximately $4 million. The assets and liabilities sold were $239 million and $157 million at December 31, 2006. Net loss for the business through the date of the sale in 2007 was $1 million. Excluding the impairment loss recorded in 2006, net income (loss) for the business was $(1) million and $12 million for the years ended December 31, 2006 and 2005. CNA’s subsidiary, The Continental Corporation, provided a guarantee for a portion of the liabilities related to certain marine products. The sale agreement included provisions that significantly limit CNA’s exposure related to this guarantee.

Net assets of CNA’s discontinued operations, totaling $23 million and $68 million as of December 31, 2007 and 2006, are included in Other Assets in the Consolidated Balance Sheets. Total assets and liabilities of Bulova’s discontinued operations, totaling $218 million and $50 million as of December 31, 2007 and $226 million and $52 million as of December 31, 2006, are included in Other Assets and Other Liabilities in the Consolidated Balance Sheets as follows:

December 31	2007	2006
(In millions)

Assets:
Investments	$205	$336
Cash	18	56
Receivables	85	91
Reinsurance receivables	1	33
Property, plant and equipment	11	11
Deferred income taxes	17	15
Goodwill and other intangible assets	5	5
Other assets	73	72
Total assets	$415	$619

Liabilities:
Insurance reserves	$172	$308
Other liabilities	52	69
Total liabilities	$224	$377

In 2007, CNA transferred an investment portfolio comprised of fixed maturity securities of $22 million, short term investments of $14 million and cash of $4 million from its continuing operations to its discontinued operations.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At December 31, 2007 and 2006, the insurance reserves are net of discount of $73 million and $94 million. The income (loss) from discontinued operations reported above primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense of the discontinued operations.

Note 24.  Business Segments

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

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. As a result of CNA’s realignment of management responsibilities in the fourth quarter of 2007, CNA has revised its property and casualty segments. Standard Lines includes standard property and

Notes to Consolidated Financial Statements
Note 24.  Business Segments – (Continued)

casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). Previously, excess and surplus lines and CNA Global were included in Standard Lines.

The new segment structure reflects the way CNA management currently reviews results and makes business decisions. Prior period segment disclosures have been conformed to the current year presentation.

The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlements of A&E.

Lorillard is engaged in the production and sale of cigarettes with its principal products marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States.

Diamond Offshore’s business primarily consists of operating 44 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On December 31, 2007, half of these rigs were located in the Gulf of Mexico region with the remainder operating in Brazil, the North Sea, and various other foreign markets.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan, and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of two interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois with approximately 13,550 miles of pipeline.

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, equity earnings from shipping operations, as well as corporate interest expenses and other corporate administrative costs.

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

Notes to Consolidated Financial Statements
Note 24.  Business Segments – (Continued)

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2007	2006	2005
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$4,155	$4,513	$4,197
Specialty Lines	4,212	4,153	3,927
Life & Group Non-Core	1,220	1,355	1,362
Other Insurance	299	361	379
Total CNA Financial	9,886	10,382	9,865
Lorillard	4,075	3,859	3,637
Diamond Offshore	2,617	2,102	1,294
HighMount	274
Boardwalk Pipeline	671	618	572
Loews Hotels	384	371	350
Corporate and other	473	370	114
Total	$18,380	$17,702	$15,832

Pretax income (loss) (a) (c):

CNA Financial:
Standard Lines	$728	$726	$(175)
Specialty Lines	902	1,005	572
Life & Group Non-Core	(351)	(113)	(139)
Other Insurance	(45)	49	(79)
Total CNA Financial	1,234	1,667	179
Lorillard (b)	1,380	1,345	1,153
Diamond Offshore	1,239	960	351
HighMount	92
Boardwalk Pipeline	229	198	158
Loews Hotels	60	48	50
Corporate and other	341	230	(64)
Total	$4,575	$4,448	$1,827

Net income (loss) (a)(c):

CNA Financial:
Standard Lines	$449	$446	$(62)
Specialty Lines	503	596	350
Life & Group Non-Core	(174)	(43)	(64)
Other Insurance	(8)	43	16
Total CNA Financial	770	1,042	240
Lorillard (b)	896	826	708
Diamond Offshore	396	352	127
HighMount	57
Boardwalk Pipeline	106	103	92
Loews Hotels	36	29	31
Corporate and other	220	150	(17)
Income from continuing operations	2,481	2,502	1,181
Discontinued operations	8	(11)	31
Total	$2,489	$2,491	$1,212

Notes to Consolidated Financial Statements
Note 24.  Business Segments – (Continued)

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Year Ended December 31	2007	2006	2005

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(149)	$72	$30
Specialty Lines	(81)	32	4
Life & Group Non-Core	(56)	(51)	(30)
Other Insurance	(24)	39	(11)
Total CNA Financial	(310)	92	(7)
Corporate and other	178	9	(6)
Total	$(132)	$101	$(13)

Net income (loss):

CNA Financial:
Standard Lines	$(87)	$41	$18
Specialty Lines	(47)	23	2
Life & Group Non-Core	(33)	(30)	(18)
Other Insurance	(13)	29	(9)
Total CNA Financial	(180)	63	(7)
Corporate and other	115	6	(4)
Total	$(65)	$69	$(11)

(b)	Includes pretax charges related to the settlement of tobacco litigation of $1,048, $911 and $876 ($680, $560 and $538 after taxes) for the respective periods.
(c)	Income taxes and interest expense are as follows:

Year Ended December 31	2007		2006		2005
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense

CNA Financial:
Standard Lines	$223		$232		$(107)
Specialty Lines	289	$3	300	$5	165	$5
Life & Group Non-Core	(155)	23	(66)	23	(69)	24
Other Insurance	(36)	114	8	103	(89)	95
Total CNA Financial	321	140	474	131	(100)	124
Lorillard	485		518		445	1
Diamond Offshore	429	19	285	24	104	42
HighMount	46	32
Boardwalk Pipeline	68	61	65	62	61	60
Loews Hotels	24	11	19	12	19	11
Corporate and other	108	55	81	75	(46)	126
Total	$1,481	$318	$1,442	$304	$483	$364

Notes to Consolidated Financial Statements
Note 24.  Business Segments – (Continued)

	Investments		Receivables		Total Assets
December 31	2007	2006	2007	2006	2007	2006

CNA Financial	$41,762	$44,094	$10,672	$12,202	$56,692	$60,239
Lorillard	1,290	1,768	208	16	2,600	2,759
Diamond Offshore	633	815	523	568	4,371	4,170
HighMount	25		136		4,412
Boardwalk Pipeline	316	398	87	87	4,142	2,938
Loews Hotels	58	10	22	28	499	459
Corporate and eliminations	3,839	6,785	29	35	3,363	6,316
Total	$47,923	$53,870	$11,677	$12,936	$76,079	$76,881

Note 25.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2007 and 2006, and consolidating statements of income information for the years ended December 31, 2007, 2006 and 2005. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 6 for consolidating information of the Carolina Group and Loews Group.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Notes to Consolidated Financial Statements
Note 25.  Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Diamond		Boardwalk	Loews	Corporate
December 31, 2007	Financial	Lorillard	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,762	$1,290	$633	$25	$316	$58	$3,839		$47,923
Cash	94	1	7	19	1	15	4		141
Receivables	10,672	208	523	136	87	22	32	$(3)	11,677
Property, plant and equipment	350	207	3,058	3,121	3,303	365	21		10,425
Deferred income taxes	1,224	558		3				(786)	999
Goodwill and other intangible assets	106		20	1,061	163	3			1,353
Investments in capital stocks of
subsidiaries							14,967	(14,967)
Other assets	847	336	130	47	272	36	257	(1)	1,924
Deferred acquisition costs of
insurance subsidiaries	1,161								1,161
Separate account business	476								476
Total assets	$56,692	$2,600	$4,371	$4,412	$4,142	$499	$19,120	$(15,757)	$76,079

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,222							$(1)	$40,221
Payable for securities purchased	414			$29			$101		544
Collateral on loaned securities	63								63
Short term debt	350		$3			$5			358
Long term debt	1,807		503	1,647	$1,848	229	866		6,900
Reinsurance balances payable	401								401
Deferred income taxes			362		60	45	319	(786)
Other liabilities	2,463	$1,587	587	280	561	16	141	(8)	5,627
Separate account business	476								476
Total liabilities	46,196	1,587	1,455	1,956	2,469	295	1,427	(795)	54,590
Minority interest	1,467		1,425		1,006				3,898
Shareholders’ equity	9,029	1,013	1,491	2,456	667	204	17,693	(14,962)	17,591
Total liabilities and shareholders’ equity	$56,692	$2,600	$4,371	$4,412	$4,142	$499	$19,120	$(15,757)	$76,079

Notes to Consolidated Financial Statements
Note 25.  Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA		Diamond	Boardwalk	Loews	Corporate
December 31, 2006	Financial	Lorillard	Offshore	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$44,094	$1,768	$815	$398	$10	$6,785		$53,870
Cash	84	1	10	1	15	7		118
Receivables	12,202	16	568	87	28	37	$(2)	12,936
Property, plant and equipment	241	196	2,654	2,024	362	13		5,490
Deferred income taxes	885	496					(775)	606
Goodwill and other intangible assets	106		23	163	2			294
Investments in capital stocks of
subsidiaries						12,313	(12,313)
Other assets	934	282	100	265	42	251		1,874
Deferred acquisition costs of
insurance subsidiaries	1,190							1,190
Separate account business	503							503
Total assets	$60,239	$2,759	$4,170	$2,938	$459	$19,406	$(13,090)	$76,881

Liabilities and Shareholders’ Equity:

Insurance reserves	$41,080							$41,080
Payable for securities purchased	320					$727		1,047
Collateral on loaned securities	2,851					751		3,602
Short term debt					$4			4
Long term debt	2,156		$964	$1,351	232	865		5,568
Reinsurance balances payable	539							539
Deferred income taxes			439	44	50	242	$(775)
Other liabilities	2,734	$1,464	401	345	4	207	(15)	5,140
Separate account business	503							503
Total liabilities	50,183	1,464	1,804	1,740	290	2,792	(790)	57,483
Minority interest	1,350		1,061	485				2,896
Shareholders’ equity	8,706	1,295	1,305	713	169	16,614	(12,300)	16,502
Total liabilities and shareholders’ equity	$60,239	$2,759	$4,170	$2,938	$459	$19,406	$(13,090)	$76,881

Notes to Consolidated Financial Statements
Note 25.  Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA		Diamond		Boardwalk	Loews	Corporate
Year Ended December 31, 2007	Financial	Lorillard	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,484							$(2)	$7,482
Net investment income	2,433	$106	$34		$21	$2	$295		2,891
Intercompany interest and dividends							1,844	(1,844)
Investment gains (losses)	(310)	3	2	$32					(273)
(Loss) gain on issuance of subsidiary stock			(3)				144		141
Manufactured products		3,969							3,969
Contract drilling revenues			2,506						2,506
Other	279		77	274	650	382	2		1,664
Total	9,886	4,078	2,616	306	671	384	2,285	(1,846)	18,380

Expenses:

Insurance claims and policyholders’
benefits	6,009								6,009
Amortization of deferred acquisition costs	1,520								1,520
Cost of manufactured products sold		2,307							2,307
Contract drilling expenses			1,011						1,011
Other operating expenses	983	388	348	150	381	313	79	(2)	2,640
Interest	140		19	32	61	11	55		318
Total	8,652	2,695	1,378	182	442	324	134	(2)	13,805
	1,234	1,383	1,238	124	229	60	2,151	(1,844)	4,575

Income tax expense	321	485	429	46	68	24	108		1,481
Minority interest	143		415		55				613
Total	464	485	844	46	123	24	108	-	2,094
Income from continuing operations	770	898	394	78	106	36	2,043	(1,844)	2,481
Discontinued operations, net	(5)						13		8
Net income	$765	$898	$394	$78	$106	$36	$2,056	$(1,844)	$2,489

Notes to Consolidated Financial Statements
Note 25.  Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA		Diamond	Boardwalk	Loews	Corporate
Year Ended December 31, 2006	Financial	Lorillard	Offshore	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,603							$7,603
Net investment income	2,412	$104	$38	$4	$1	$351		2,910
Intercompany interest and dividends						1,306	$(1,306)
Investment gains (losses)	90	(1)				3		92
Gain on issuance of subsidiary stock	2					7		9
Manufactured products		3,755						3,755
Contract drilling revenues			1,987					1,987
Other	275		77	614	370	10		1,346
Total	10,382	3,858	2,102	618	371	1,677	(1,306)	17,702

Expenses:

Insurance claims and policyholders’
benefits	6,047							6,047
Amortization of deferred acquisition costs	1,534							1,534
Cost of manufactured products sold		2,160						2,160
Contract drilling expenses			812					812
Other operating expenses	1,016	354	306	358	311	65		2,410
Restructuring and other related charges	(13)							(13)
Interest	131		24	62	12	75		304
Total	8,715	2,514	1,142	420	323	140	-	13,254
	1,667	1,344	960	198	48	1,537	(1,306)	4,448

Income tax expense	474	518	285	65	19	81		1,442
Minority interest	151		323	30				504
Total	625	518	608	95	19	81	-	1,946
Income from continuing operations	1,042	826	352	103	29	1,456	(1,306)	2,502
Discontinued operations, net	(26)					15		(11)
Net income	$1,016	$826	$352	$103	$29	$1,471	$(1,306)	$2,491

Notes to Consolidated Financial Statements
Note 25.  Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA		Diamond	Boardwalk	Loews	Corporate
Year Ended December 31, 2005	Financial	Lorillard	Offshore	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,569							$7,569
Net investment income	1,892	$63	$26	$2	$6	$109		2,098
Intercompany interest and dividends						937	$(937)
Investment gains (losses)	(7)	(2)	(1)			(3)		(13)
Manufactured products		3,568						3,568
Contract drilling revenues			1,179					1,179
Other	411	6	89	570	344	11		1,431
Total	9,865	3,635	1,293	572	350	1,054	(937)	15,832

Expenses:

Insurance claims and policyholders’
benefits	6,999							6,999
Amortization of deferred acquisition
costs	1,543							1,543
Cost of manufactured products sold		2,114						2,114
Contract drilling expenses			639					639
Other operating expenses	1,020	369	262	354	289	52		2,346
Interest	124	1	42	60	11	126		364
Total	9,686	2,484	943	414	300	178	-	14,005
	179	1,151	350	158	50	876	(937)	1,827

Income tax expense (benefit)	(100)	445	104	61	19	(46)		483
Minority interest	39		119	5				163
Total	(61)	445	223	66	19	(46)	-	646
Income from continuing operations	240	706	127	92	31	922	(937)	1,181
Discontinued operations, net	19					12		31
Net income	$259	$706	$127	$92	$31	$934	$(937)	$1,212

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2007. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2007. Management’s report and the independent registered public accounting firm’s report are included on pages 70 and 71 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2007, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) 1.  Financial Statements:

The financial statements above appear under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant for the years ended December 31,
2007, 2006 and 2005	L–1
Schedule II–Valuation and qualifying accounts for the years ended December 31, 2007, 2006 and
2005	L–3
Schedule V–Supplemental information concerning property and casualty insurance operations for
the years ended December 31, 2007, 2006 and 2005	L–4

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed August 3, 2006	3.02

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.03

	The Carolina Group Policy Statement, incorporated herein by reference to Exhibit 3.03 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	3.04

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

		Exhibit
	Description	Number

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan amended and restated as of December 31, 2005, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.01

	Amended and Restated Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on April 2, 2007	10.02

	Amended and Restated Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on April 2, 2007	10.03

	Amended and Restated Carolina Group 2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.04 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.04

	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed September 5, 1997	10.05

	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed February 3, 1998	10.06

	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.07

	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.08

	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.09

	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998	10.10

	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.11

Exhibit
Description	Number

Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.12

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.13

Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998	10.14

Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.15

Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998	10.16

Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 8-K filed November 25, 1998	10.17

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Andrew H. Tisch	10.18*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.19

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.20

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.21

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and James S. Tisch	10.22*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.23

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.24

Exhibit
Description	Number

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.25

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Jonathan M. Tisch	10.26*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.27

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.28

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.29

Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.30

First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	10.31

Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.32

Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005	10.33

Supplemental Retirement Agreement dated September 21, 1999 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 1999	10.34

First Amendment to Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.35

Second Amendment to Supplemental Retirement Agreement dated March 28, 2001 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.36

Third Amendment to Supplemental Retirement Agreement dated February 28, 2002 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.37

Exhibit
	Description	Number

	Fourth Amendment to Supplemental Retirement Agreement dated March 31, 2003 between Registrant and Arthur L. Rebell and Fifth Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.50 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.38

	Sixth Amendment to Supplemental Retirement Agreement dated December 13, 2005 between Registrant and Arthur L. Rebell, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 14, 2005	10.39

	Forms of Stock Option Certificates for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Report on Form 8-K filed September 27, 2004	10.40

	Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed January 31, 2006	10.41

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

	Consent of Ryder Scott Company, L.P.	23.02*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

(99)	Other

	Pending Tobacco Litigation	99.01*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 27, 2008	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2008	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 27, 2008	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated:	February 27, 2008	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated:	February 27, 2008	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated:	February 27, 2008	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated:	February 27, 2008	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated:	February 27, 2008	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated:	February 27, 2008	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated:	February 27, 2008	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated:	February 27, 2008	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated:	February 27, 2008	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated:	February 27, 2008	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2007	2006
(In millions)

Current assets, principally investment in short-term instruments	$2,629	$4,473
Investments in securities	1,290	2,471
Investments in capital stocks of subsidiaries, at equity	14,967	12,313
Other assets	20	12
Total assets	$18,906	$19,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$193	$928
Collateral on loaned securities		751
Long-term debt	866	865
Deferred income tax and other	256	223
Total liabilities	1,315	2,767
Shareholders’ equity	17,591	16,502
Total liabilities and shareholders’ equity	$18,906	$19,269

STATEMENTS OF INCOME

Year Ended December 31	2007	2006	2005
(In millions)

Revenues:
Equity in income of subsidiaries (a)	$2,319	$2,366	$1,197
Investment gains (losses)	3	1	(3)
Gain on issuance of subsidiary stock	141	9
Interest and other	293	366	133
Total	2,756	2,742	1,327
Expenses:
Administrative	81	61	50
Interest	55	75	126
Total	136	136	176
	2,620	2,606	1,151
Income tax expense (benefit)	139	104	(30)
Income from continuing operations	2,481	2,502	1,181
Discontinued operations, net	8	(11)	31
Net income	$2,489	$2,491	$1,212

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2007	2006	2005
(In millions)

Operating Activities:
Net income	$2,489	$2,491	$1,212
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of affiliates	(443)	(1,034)	(358)
Investment (gains) losses	(144)	(10)	3
Provision for deferred income taxes	8	41	(14)
Changes in operating assets and liabilities–net
Receivables	20	13	7
Accounts payable and accrued liabilities	(661)	560	69
Federal income taxes	(74)	(69)	49
Trading securities	1,180	(1,811)	(264)
Other–net	10	2	(3)
	2,385	183	701

Investing Activities:
Change in investments and advances to subsidiaries	1,799	(1,948)	250
Change in collateral on loaned securities	(751)	751
Redemption of CNA Series H preferred stock		750
Purchase of CNA common stock		(265)
Acquisition of business, net of cash	(2,429)
Other	(13)
	(1,394)	(712)	250

Financing Activities:
Dividends paid to shareholders	(331)	(308)	(240)
Issuance of common stock	8	1,642	432
Purchases of treasury shares	(672)	(510)
Excess tax benefits from share-based payment arrangements	6	5
Decrease in long-term debt		(300)	(1,150)
	(989)	529	(958)

Net change in cash	2	-	(7)
Cash, beginning of year			7
Cash, end of year	$2	$-	$-
________
Note:

(a)	Cash dividends paid to the Company by affiliates amounted to $1,844, $1,306 and $937 for the years ended December 31, 2007, 2006 and 2005, respectively.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
(In millions)
	For the Year Ended December 31, 2007

Deducted from assets:
Allowance for discounts	$-	$138		$138	(1)	$-
Allowance for doubtful accounts	861	32	$2	95		800
Total	$861	$170	$2	$233		$800

	For the Year Ended December 31, 2006

Deducted from assets:
Allowance for discounts	$1	$135		$136	(1)	$-
Allowance for doubtful accounts	968	72	$1	180		861
Allowance for deferred taxes	31			31		-
Total	$1,000	$207	$1	$347		$861

	For the Year Ended December 31, 2005

Deducted from assets:
Allowance for discounts	$2	$130		$131	(1)	$1
Allowance for doubtful accounts	1,053	114		199		968
Allowance for deferred taxes	43			12		31
Total	$1,098	$244	$-	$342		$1,000

(1)	Discounts allowed.

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2007	2006
(In millions)

Deferred acquisition costs	$1,161	$1,190
Reserves for unpaid claim and claim adjustment expenses	28,415	29,459
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,636	1,648
Unearned premiums	3,598	3,784

Year Ended December 31	2007	2006	2005
(In millions)

Net written premiums	$7,382	$7,655	$7,509
Net earned premiums	7,481	7,595	7,558
Net investment income	2,180	2,035	1,595
Incurred claim and claim adjustment expenses related to current
year	4,937	4,837	5,054
Incurred claim and claim adjustment expenses related to prior years	220	332	1,107
Amortization of deferred acquisition costs	1,520	1,534	1,541
Paid claim and claim adjustment expenses	5,282	4,165	3,541