Form 10-Q
period 2008-03-31
LOEWS CORP
filed 2008-04-30
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 18, 2008
Common stock, $0.01 par value	529,714,354 shares
Carolina Group stock, $0.01 par value	108,478,429 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	3
March 31, 2008 and December 31, 2007

Consolidated Condensed Statements of Income	4
Three months ended March 31, 2008 and 2007

Consolidated Condensed Statements of Shareholders’ Equity	6
March 31, 2008 and 2007

Consolidated Condensed Statements of Cash Flows	7
Three months ended March 31, 2008 and 2007

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3. Quantitative and Qualitative Disclosures about Market Risk	83

Item 4. Controls and Procedures	85

Part II. Other Information

Item 1. Legal Proceedings	86

Item 1A. Risk Factors	86

Item 6. Exhibits	88

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $34,374 and $34,816	$32,907	$34,663
Equity securities, cost of $1,124 and $1,143	1,272	1,347
Limited partnership investments	2,347	2,370
Other investments	10	72
Short term investments	10,893	9,471
Total investments	47,429	47,923
Cash	207	141
Receivables	11,959	11,677
Property, plant and equipment	11,086	10,425
Deferred income taxes	1,445	999
Goodwill and other intangible assets	1,354	1,353
Other assets	1,789	1,924
Deferred acquisition costs of insurance subsidiaries	1,158	1,161
Separate account business	465	476
Total assets	$76,892	$76,079

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$28,502	$28,588
Future policy benefits	7,209	7,106
Unearned premiums	3,577	3,597
Policyholders’ funds	859	930
Total insurance reserves	40,147	40,221
Payable to brokers	881	544
Collateral on loaned securities	878	63
Short term debt	262	358
Long term debt	7,093	6,900
Reinsurance balances payable	396	401
Other liabilities	5,725	5,627
Separate account business	465	476
Total liabilities	55,847	54,590
Minority interest	3,788	3,898
Preferred stock, $0.10 par value,
Authorized – 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 529,702,152 and 529,683,628 shares	5	5
Carolina Group stock, $0.01 par value:
Authorized – 600,000,000 shares
Issued – 108,816,929 and 108,799,141 shares	1	1
Additional paid-in capital	3,973	3,967
Earnings retained in the business	14,269	13,691
Accumulated other comprehensive income (loss)	(983)	(65)
	17,265	17,599
Less treasury stock, at cost (340,000 shares of Carolina Group stock as of March 31, 2008
and December 31, 2007)	8	8
Total shareholders’ equity	17,257	17,591
Total liabilities and shareholders’ equity	$76,892	$76,079

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31	2008	2007
(In millions, except per share data)

Revenues:
Insurance premiums	$1,812	$1,862
Net investment income	489	765
Investment gains (losses)	(51)	(21)
Gain on issuance of subsidiary stock		135
Manufactured products (including excise taxes of $163 and $162)	921	913
Contract drilling revenues	770	590
Other	602	369
Total	4,543	4,613

Expenses:
Insurance claims and policyholders’ benefits	1,389	1,448
Amortization of deferred acquisition costs	368	381
Cost of manufactured products sold	555	544
Contract drilling expenses	287	216
Other operating expenses	720	564
Interest	90	78
Total	3,409	3,231
	1,134	1,382
Income tax expense	353	453
Minority interest	200	166
Total	553	619
Income from continuing operations	581	763
Discontinued operations, net	81	5
Net income	$662	$768

Net income attributable to:
Loews common stock:
Income from continuing operations	$474	$645
Discontinued operations, net	81	5
Loews common stock	555	650
Carolina Group stock	107	118
Total	$662	$768

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31	2008	2007
(In millions, except per share data)

Basic and diluted net income per Loews common share:
Income from continuing operations	$0.90	$1.19
Discontinued operations, net	0.15	0.01
Net income	$1.05	$1.20

Basic net income per Carolina Group share	$0.98	$1.09
Diluted net income per Carolina Group share	$0.98	$1.08

Basic weighted average number of shares outstanding:
Loews common stock	529.70	541.52
Carolina Group stock	108.47	108.38

Diluted weighted average number of shares outstanding:
Loews common stock	530.90	542.56
Carolina Group stock	108.61	108.51

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income (Loss)	Treasury
(In millions, except per share data)

Balance, January 1, 2007		$5	$1	$4,018	$12,099	$387	$(8)
Adjustment to initially apply:
FIN No. 48					(37)
FSP FTB 85-4-1					34
Balance, January 1, 2007 as adjusted		5	1	4,018	12,096	387	(8)
Comprehensive income:
Net income	$768				768
Other comprehensive income	7					7
Comprehensive income	$775
Dividends paid:
Loews common stock, $0.063
per share					(34)
Carolina Group stock, $0.455
per share					(49)
Purchase of Loews treasury stock							(314)
Issuance of Loews common stock				2
Issuance of Carolina Group stock				3
Stock-based compensation				8
Other				2
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 11)				26
Balance, March 31, 2007		$5	$1	$4,059	$12,781	$394	$(322)

Balance, January 1, 2008		$5	$1	$3,967	$13,691	$(65)	$(8)
Comprehensive income:
Net income	$662				662
Other comprehensive loss	(918)					(918)
Comprehensive loss	$(256)
Dividends paid:
Loews common stock, $0.063
per share					(33)
Carolina Group stock, $0.455
per share					(49)
Issuance of Loews common stock				1
Stock-based compensation				5
Other					(2)
Balance, March 31, 2008		$5	$1	$3,973	$14,269	$(983)	$(8)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2008	2007
(In millions)

Operating Activities:

Net income	$662	$768
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	504	100
Changes in operating assets and liabilities, net:
Reinsurance receivables	140	105
Other receivables	(119)	(41)
Federal income tax	168	273
Prepaid reinsurance premiums	(22)	(31)
Deferred acquisition costs	3	1
Insurance reserves and claims	(41)	32
Reinsurance balances payable	(5)	38
Other liabilities	(77)	(566)
Trading securities	421	(640)
Other, net	(150)	(36)
Net cash flow operating activities - continuing operations	1,484	3
Net cash flow operating activities - discontinued operations	3	(9)
Net cash flow operating activities - total	1,487	(6)

Investing Activities:

Purchases of fixed maturities	(11,231)	(15,552)
Proceeds from sales of fixed maturities	10,262	16,435
Proceeds from maturities of fixed maturities	1,038	1,016
Purchases of equity securities	(56)	(71)
Proceeds from sales of equity securities	224	69
Purchases of property and equipment	(846)	(324)
Proceeds from sales of property and equipment		1
Change in collateral on loaned securities	815	(687)
Change in short term investments	(1,568)	(421)
Change in other investments	(128)	(34)
Other, net	8	(35)
Net cash flow investing activities - continuing operations	(1,482)	397
Net cash flow investing activities - discontinued operations,
including proceeds from dispositions	252	1
Net cash flow investing activities - total	(1,230)	398

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2008	2007
(In millions)

Financing Activities:

Dividends paid	$(82)	$(83)
Dividends paid to minority interest	(118)	(291)
Purchases of treasury shares		(314)
Purchases of treasury shares by subsidiary	(70)
Issuance of common stock	1	4
Proceeds from subsidiaries’ equity issuances		308
Principal payments on debt	(304)	(1)
Issuance of debt	385
Receipts of investment contract account balances	1	1
Return of investment contract account balances	(14)	(46)
Excess tax benefits from share-based payment arrangements	1	4
Other		4
Net cash flow financing activities - continuing operations	(200)	(414)

Effect of foreign exchange rate on cash - continuing operations	(1)

Net change in cash	56	(22)
Net cash transactions from:
Continuing operations to discontinued operations	265	20
Discontinued operations to continuing operations	(265)	(20)
Cash, beginning of period	160	174
Cash, end of period	$216	$152

Cash, end of period:
Continuing operations	$207	$124
Discontinued operations	9	28
Total	$216	$152

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.5% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). The Company sold Bulova Corporation (“Bulova”) to Citizen Watch Co., Ltd. for approximately $250 million, subject to adjustment, in January of 2008. See Note 16. Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007.

Net income for the first quarter of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

On December 17, 2007, the Company announced that its Board of Directors had approved a plan to spin-off the Company’s entire ownership interest in Lorillard to holders of Carolina Group stock and Loews common stock in a tax-free transaction. As a result of the transaction, the Carolina Group, and all of the Carolina Group stock, will be eliminated and Lorillard will become a separate publicly traded company. The transaction will be accomplished by the Company through its (i) redemption of all outstanding Carolina Group stock in exchange for shares of Lorillard common stock, with holders of Carolina Group stock receiving one share of Lorillard common stock for each share of Carolina Group stock they own, and (ii) disposition of its remaining Lorillard common stock in an exchange offer for shares of outstanding Loews common stock, or as a pro rata dividend to the holders of Loews common stock.

The consummation of the Separation is conditioned on, among other things, an opinion of counsel as to the tax-free nature of the Separation, the effectiveness of the registration statement filed with the Securities and Exchange Commission by Lorillard with respect to our distribution of shares of Lorillard common stock, the absence of any material changes or developments and market conditions.

The Loews common stock received by the Company in the exchange offer will be recorded as a decrease in the Company’s shareholders’ equity, reflecting the decrease in Loews common stock outstanding at the market value of the shares of Lorillard common stock which will be delivered in the exchange. The exchange offer will result in a tax-free net financial gain to the Company and reported as a gain on disposal of the discontinued business. The gain from the exchange offer will result from the difference between the market value and the carrying value of the shares of Lorillard common stock distributed in the exchange offer. As a result, there will be an offsetting change to the Company’s shareholders’ equity. Shares of Lorillard common stock that are distributed through the redemption and any contingent dividend will be accounted for as a dividend through a direct charge to Retained earnings. The amount of the dividend will be equal to the Company’s carrying value of the shares of Lorillard common stock distributed.

Accounting changes – In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. A one year deferral has been granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. As a result, the Company has partially applied the provisions of SFAS No. 157 upon adoption at January 1, 2008. The assets and liabilities that are recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS No. 157 include goodwill, other intangible assets, long term debt and asset retirement obligations. The effect of partially adopting SFAS No. 157 did not have a significant impact on the Company’s financial condition at the date of adoption or the results of operations for the period ended March 31, 2008. See Note 3.

In December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($472 million at March 31, 2008) will be recognized in the Shareholders’ equity section of the Consolidated Condensed Balance Sheets as opposed to the Consolidated Condensed Statements of Income.

2.  Investments

Three Months Ended March 31	2008	2007
(In millions)

Net investment income consisted of:

Fixed maturity securities	$518	$496
Short term investments	55	96
Limited partnerships	(39)	63
Equity securities	5	5
Income (loss) from trading portfolio	(51)	92
Interest on funds withheld and other deposits		(1)
Other	19	22
Total investment income	507	773
Investment expenses	(18)	(8)
Net investment income	$489	$765

Investment gains (losses) are as follows:

Fixed maturities	$(2)	$(17)
Equity securities, including short positions	(15)	4
Derivative instruments	(44)	(8)
Short term investments	2
Other, including guaranteed separate account business	8
Investment losses	(51)	(21)
Gain on issuance of subsidiary stock (Note 11)		135
	(51)	114
Income tax (expense) benefit	18	(41)
Minority interest	4	2
Investment gains (losses), net	$(29)	$75

Other-than-temporary impairment (“OTTI”) losses of $86 million were recorded primarily in the asset-backed bond sector for the three months ended March 31, 2008. This compared to OTTI losses of $87 million recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors for the three months ended March 31, 2007. The OTTI losses for the three months ended March 31, 2008 were primarily driven by credit issue related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting CNA’s interest rate sensitive liabilities are segmented within their general account to facilitate asset/liability duration management.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
				Greater
	Amortized	Unrealized	Less Than	Than
March 31, 2008	Cost	Gains	12 Months	12 Months	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$1,347	$121			$1,468
Asset-backed securities	11,116	77	$543	$318	10,332
States, municipalities and political
subdivisions-tax exempt	7,232	51	315	11	6,957
Corporate	8,932	189	484	13	8,624
Other debt	3,924	170	157	3	3,934
Redeemable preferred stocks	1,249	4	228		1,025
Fixed maturities available-for-sale	33,800	612	1,727	345	32,340
Fixed maturities, trading	574	13	5	15	567
Total fixed maturities	34,374	625	1,732	360	32,907
Equity securities:
Equity securities available-for-sale	290	192	5		477
Equity securities, trading	834	91	85	45	795
Total equity securities	1,124	283	90	45	1,272
Short term investments:
Short term investments available-for-
sale	7,620	1	1		7,620
Short term investments, trading	3,273				3,273
Total short term investments	10,893	1	1		10,893
Total	$46,391	$909	$1,823	$405	$45,072

December 31, 2007

Fixed maturity securities:
U.S. government and obligations of
government agencies	$594	$93			$687
Asset-backed securities	11,777	39	$223	$183	11,410
States, municipalities and political
subdivisions-tax exempt	7,615	144	82	2	7,675
Corporate	8,867	246	149	12	8,952
Other debt	4,143	208	48	4	4,299
Redeemable preferred stocks	1,216	2	160		1,058
Fixed maturities available-for-sale	34,212	732	662	201	34,081
Fixed maturities, trading	604	6	19	9	582
Total fixed maturities	34,816	738	681	210	34,663
Equity securities:
Equity securities available-for-sale	366	214	12		568
Equity securities, trading	777	99	69	28	779
Total equity securities	1,143	313	81	28	1,347
Short term investments:
Short term investments available-for-
sale	6,841	3	1		6,843
Short term investments, trading	2,628				2,628
Total short term investments	9,469	3	1	-	9,471
Total	$45,428	$1,054	$763	$238	$45,481

The following table summarizes, for fixed maturity and equity securities available-for-sale in an unrealized loss position at March 31, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	March 31, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed maturity securities:
Investment grade:
0-6 months	$10,657	$756	$5,578	$357
7-12 months	2,581	643	1,689	221
13-24 months	613	110	690	57
Greater than 24 months	2,137	228	3,869	138
Total investment grade available-for-sale	15,988	1,737	11,826	773

Non-investment grade:
0-6 months	1,688	159	1,549	76
7-12 months	814	169	125	8
13-24 months	27	7	26	4
Greater than 24 months	2		8	2
Total non-investment grade available-for-sale	2,531	335	1,708	90

Total fixed maturity securities available-for-sale	18,519	2,072	13,534	863

Available-for-sale equity securities:
0-6 months	56	4	98	12
7-12 months	13	1	1
13-24 months
Greater than 24 months	3		3
Total available-for-sale equity securities	72	5	102	12
Total available-for-sale fixed maturity and equity
securities	$18,591	$2,077	$13,636	$875

At March 31, 2008, the fair value of the available-for-sale fixed maturities was $32,340 million, representing 68.2% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $2,072 million in gross unrealized losses, consisting of asset-backed securities which represented 41.6%, corporate bonds which represented 24.0%, tax-exempt bonds which represented 15.7%, and all other fixed maturity securities which represented 18.7%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 1,922 securities which were, in aggregate, approximately 10.0% below amortized cost.

The gross unrealized losses on equity securities were $5 million, including 307 securities which were, in aggregate, approximately 7.0% below cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2008 is presented below.

Asset-Backed Securities

The unrealized losses on the Company's investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.

   The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 588 securities in a gross unrealized loss position aggregating $858 million. Of these securities in a gross unrealized loss position, 52.0% are rated AAA, 15.0% are rated AA, 27.0% are rated A and 6.0% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 10.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed-through, but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of March 31, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF No. 99-20, which have a gross unrealized loss of $206 million and an aggregate severity of the unrealized loss of approximately 37.0% of amortized cost. There were OTTI losses of $52 million recorded on asset-backed securities, $15 million of which related to EITF No. 99-20 securities for the three months ended March 31, 2008.

   The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 187 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $3 million as of March 31, 2008. The cumulative unrealized losses on these securities was approximately 3.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company's investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 499 securities in a gross unrealized loss position aggregating $326 million with 100% of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses were approximately 8.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. There were no OTTI losses recorded on municipal securities for the three months ended March 31, 2008.

Corporate Bonds

The holdings in this category include 495 securities in a gross unrealized loss position aggregating $497 million. Of the unrealized losses in this category, 48% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 9.0% of amortized cost. Within corporate bonds, the largest industry sectors were financial, consumer cyclical, communications and industrial, which as a percentage of total gross unrealized losses were approximately 32.0%, 18.0%, 16.0% and 12.0% at March 31, 2008. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. There were OTTI losses of $10 million recorded on corporate bonds for the three months ended March 31, 2008.

Redeemable Preferred Stock

The unrealized losses on the Company's investments in redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. The holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category have fallen out of favor in the current market conditions. Approximately 70.0% of the gross unrealized losses in this category come from securities issued by diversified financial institutions, 28.0% from government agency issued securities and 2.0% from utilities. The holdings in this category include 44 securities in a gross unrealized loss position aggregating $228 million. Of these securities in a gross unrealized loss position, 28.0% are rated AA, 60.0% are rated A, 9.0% are rated BBB and 3.0% are rated lower than BBB. The Company believes the decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2008. There were OTTI losses of $5 million recorded on redeemable preferred stock for the three months ended March 31, 2008.

Investment Commitments

As of March 31, 2008, the Company had committed approximately $448 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2008, the Company had commitments to purchase $37 million and sell $3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2008 and December 31, 2007, the Company had obligations on unfunded bank loan participations in the amount of $20 million and $23 million.

3.  Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•	Level 1 – Quoted prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

The fair values of CNA’s life settlement contracts and CNA’s discontinued operations investments are included in Other assets. Assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2008	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Fixed maturity securities	$2,441	$27,995	$2,471	$32,907
Equity securities	1,034	42	196	1,272
Other investments	1		2	3
Short term investments	7,814	2,994	85	10,893
Receivables		38		38
Other assets	52	101	159	312
Separate account business	41	371	47	459
Total	$11,383	$31,541	$2,960	$45,884

Liabilities:
Payable to brokers	$109	$256	$92	$457
Total	$109	$256	$92	$457

The table below presents a reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fixed					Separate
	Maturity	Equity	Other	Short Term	Other	Account	Payable
	Securities	Securities	Investments	Investments	Assets	Business	to Brokers
(In millions)

Balance, January 1, 2008	$2,909	$199	$38	$85	$157	$30	$(57)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income	(43)	(2)	24		18		(55)
Included in Accumulated other
comprehensive income (loss)	(215)	(1)					12
Purchases, sales, issuances and
settlements	1		(60)		(16)	(3)	8
Net transfers in (out) of Level 3	(181)					20
Balance, March 31, 2008	$2,471	$196	$2	$85	$159	$47	$(92)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in Net income for Level 3 assets and liabilities for the three months ended March 31, 2008.

	Fixed
	Maturity	Equity	Other	Other	Payable
Three Months Ended March 31, 2008	Securities	Securities	Investments	Assets	to Brokers	Total
(In millions)

Net investment income (loss)	$(2)					$(2)
Investment gains (losses)	(41)	$(2)	$24		$(46)	(65)
Other revenues				$18	(9)	9
Total	$(43)	$(2)	$24	$18	$(55)	$(58)

The table below summarizes changes in unrealized gains or losses recorded in Net income for the three months ended March 31, 2008 for Level 3 assets and liabilities still held at March 31, 2008.

	Fixed
	Maturity	Equity	Other	Other	Payable
Three Months Ended March 31, 2008	Securities	Securities	Investments	Assets	to Brokers	Total
(In millions)

Net investment income (loss)	$(4)					$(4)
Investment losses	(43)	$(2)	$(36)		$(48)	(129)
Other revenues				$4		4
Total	$(47)	$(2)	$(36)	$4	$(48)	$(129)

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed income securities, excluding government bonds, is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Of the Level 3 securities, less than 3% were valued exclusively by internal models with no external pricing corroboration. Level 3 securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock.

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 3 securities include one equity security, which represents 86% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Over-the-counter derivatives, principally credit default and interest rate swaps, forwards and options, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments. They are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 includes commercial paper, for which all inputs are observable. Certificates of deposit are classified within Level 3 as the Company’s market assumptions regarding credit risk are not observable.

Life Settlement Contracts

The fair values of life settlement contracts were estimated using discounted cash flows based on CNA’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.

Discontinued Operations Investments

Assets relating to CNA’s discontinued operations include fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.

Separate Account Business

Separate account business includes fixed maturity securities, equities and short term investments. The valuation methodologies for these asset types have been described above.

4.  Earnings Per Share

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

The attribution of income to each class of common stock for the three months ended March 31, 2008 and 2007 was as follows:

Three Months Ended March 31	2008	2007
(In millions, except %)

Loews common stock:

Consolidated net income	$662	$768
Less income attributable to Carolina Group stock	107	118
Income attributable to Loews common stock	$555	$650

Carolina Group stock:

Income available to Carolina Group stock	$171	$189
Weighted average economic interest of the Carolina Group	62.4%	62.4%

Income attributable to Carolina Group stock	$107	$118

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

Three Months Ended March 31	2008	2007
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	529.70	541.52
Stock options and stock appreciation rights	1.20	1.04
Weighted average shares outstanding-diluted	530.90	542.56

Carolina Group stock:

Weighted average shares outstanding-basic	108.47	108.38
Stock options and stock appreciation rights	0.14	0.13
Weighted average shares outstanding-diluted	108.61	108.51

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

Three Months Ended March 31	2008	2007

Loews common stock	1,173,372	2,779
Carolina Group stock	201,841	556

5.  Loews and Carolina Group Consolidating Condensed Financial Information

The principal assets and liabilities attributed to the Carolina Group are the Company’s 100% stock ownership interest in Lorillard, Inc.; notional intergroup debt owed by the Carolina Group to the Loews Group ($218 million outstanding at March 31, 2008), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and any and all liabilities, costs and expenses of the Company and Lorillard arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2008, the outstanding Carolina Group stock represents a 62.4% economic interest in the economic performance of the Carolina Group. The Loews Group consists of all of the Company’s assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset the notional intergroup debt of the Carolina Group. Holders of the Company’s common stock and of Carolina Group stock are shareholders of Loews Corporation and are subject to the risks related to an equity investment in Loews Corporation. Each outstanding share of Carolina Group stock has 3/10 of a vote per share.

The Company has separated, for financial reporting purposes, the Carolina Group and Loews Group. The following schedules present the consolidating condensed financial information for these individual groups. Neither group is a separate company or legal entity. Rather, each group is intended to reflect a defined set of assets and liabilities.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
March 31, 2008	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,639	$100	$1,739	$45,690			$47,429
Cash		1	1	206			207
Receivables	63		63	11,899	$(3	)(a)	11,959
Property, plant and
equipment	205		205	10,881			11,086
Deferred income taxes	469		469	976			1,445
Goodwill and other intangible
assets				1,354			1,354
Other assets	374		374	1,415			1,789
Investment in combined
attributed net assets of the
Carolina Group				511	(218	) (a)
					(293	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,158			1,158
Separate account business				465			465
Total assets	$2,750	$101	$2,851	$74,555	$(514)		$76,892

Insurance reserves				$40,147			$40,147
Payable to brokers				881			881
Collateral on loaned securities				878			878
Short term debt				262			262
Long term debt		$218	$218	7,093	$(218	) (a)	7,093
Reinsurance balances payable				396			396
Other liabilities	$1,852	3	1,855	3,873	(3	) (a)	5,725
Separate account business				465			465
Total liabilities	1,852	221	2,073	53,995	(221)		55,847
Minority interest				3,788			3,788
Shareholders’ equity	898	(120)	778	16,772	(293	) (b)	17,257
Total liabilities and
shareholders’ equity	$2,750	$101	$2,851	$74,555	$(514)		$76,892

(a)	To eliminate the notional intergroup debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Balance Sheet Information

					Adjustments
	Carolina Group			Loews	and
December 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Assets:

Investments	$1,290	$101	$1,391	$46,532			$47,923
Cash	1	1	2	139			141
Receivables	208		208	11,476	$(7	) (a)	11,677
Property, plant and
equipment	207		207	10,218			10,425
Deferred income taxes	558		558	441			999
Goodwill and other intangible
assets				1,353			1,353
Other assets	336		336	1,588			1,924
Investment in combined
attributed net assets of the
Carolina Group				681	(424	) (a)
					(257	) (b)
Deferred acquisition costs of
insurance subsidiaries				1,161			1,161
Separate account business				476			476
Total assets	$2,600	$102	$2,702	$74,065	$(688)		$76,079

Liabilities and Shareholders’ Equity:

Insurance reserves				$40,221			$40,221
Payable to brokers				544			544
Collateral on loaned securities				63			63
Short term debt				358			358
Long term debt		$424	$424	6,900	$(424	) (a)	6,900
Reinsurance balances payable				401			401
Other liabilities	$1,587	6	1,593	4,041	(7	) (a)	5,627
Separate account business				476			476
Total liabilities	1,587	430	2,017	53,004	(431)		54,590
Minority interest				3,898			3,898
Shareholders’ equity	1,013	(328)	685	17,163	(257	) (b)	17,591
Total liabilities and
shareholders’ equity	$2,600	$102	$2,702	$74,065	$(688)		$76,079
(a)	To eliminate the notional intergroup debt and interest payable/receivable.
(b)	To eliminate the Loews Group’s 37.6% equity interest in the combined attributed net assets of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2008	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,812			$1,812
Net investment income	$10	$1	$11	484	$(6	) (a)	489
Investment losses				(51)			(51)
Manufactured products	921		921				921
Contract drilling revenues				770			770
Other				602			602
Total	931	1	932	3,617	(6)		4,543

Expenses:

Insurance claims and
policyholders’ benefits				1,389			1,389
Amortization of deferred
acquisition costs				368			368
Cost of manufactured products
sold	555		555				555
Contract drilling expenses				287			287
Other operating expenses	100		100	620			720
Interest	1	6	7	89	(6	) (a)	90
Total	656	6	662	2,753	(6)		3,409

	275	(5)	270	864	-		1,134

Income tax expense (benefit)	101	(2)	99	254			353
Minority interest				200			200
Total	101	(2)	99	454	-		553

Income (loss) from operations	174	(3)	171	410			581
Equity in earnings of the
Carolina Group				64	(64	) (b)
Income (loss) from continuing
operations	174	(3)	171	474	(64)		581
Discontinued operations, net				81			81
Net income (loss)	$174	$(3)	$171	$555	$(64)		$662

(a)	To eliminate interest on the notional intergroup debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Income Information

					Adjustments
Three Months Ended	Carolina Group			Loews	And
March 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations		Total
(In millions)

Revenues:

Insurance premiums				$1,862			$1,862
Net investment income	$32	$2	$34	754	$(23	) (a)	765
Investment losses				(21)			(21)
Gain on issuance of subsidiary
stock				135			135
Manufactured products	913		913				913
Contract drilling revenues				590			590
Other				369			369
Total	945	2	947	3,689	(23)		4,613

Expenses:

Insurance claims and
policyholders’ benefits				1,448			1,448
Amortization of deferred
acquisition costs				381			381
Cost of manufactured products
sold	544		544				544
Contract drilling expenses				216			216
Other operating expenses	82		82	482			564
Interest		23	23	78	(23	) (a)	78
Total	626	23	649	2,605	(23)		3,231

	319	(21)	298	1,084	-		1,382

Income tax expense (benefit)	117	(8)	109	344			453
Minority interest				166			166
Total	117	(8)	109	510	-		619

Income (loss) from operations	202	(13)	189	574	-		763
Equity in earnings of the
Carolina Group				71	(71	) (b)
Income (loss) from continuing
operations	202	(13)	189	645	(71)		763
Discontinued operations, net				5			5
Net income (loss)	$202	$(13)	$189	$650	$(71)		$768

(a)	To eliminate interest on the notional intergroup debt.
(b)	To eliminate the Loews Group’s intergroup interest in the earnings of the Carolina Group.

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2008	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash provided (used) by
operating activities	$499	$(7)	$492	$1,025	$(30)	$1,487

Investing activities:

Purchases of property and
equipment	(7)		(7)	(839)		(846)
Change in short term
investments	402	1	403	(1,971)		(1,568)
Other investing activities	(604)		(604)	1,994	(206)	1,184
	(209)	1	(208)	(816)	(206)	(1,230)

Financing activities:

Dividends paid	(291)	212	(79)	(33)	30	(82)
Reduction of intergroup
notional debt		(206)	(206)		206
Excess tax benefits from share-
based payment arrangements				1		1
Other financing activities				(119)		(119)
	(291)	6	(285)	(151)	236	(200)

Effect of foreign exchange rate
changes on cash				(1)		(1)

Net change in cash	(1)	-	(1)	57	-	56
Net cash transactions from:
Continuing operations to
discontinued operations				265		265
Discontinued operations to
continuing operations				(265)		(265)
Cash, beginning of period	1	1	2	158		160
Cash, end of period	$-	$1	$1	$215	$-	$216

Loews and Carolina Group
Consolidating Condensed Statement of Cash Flows Information

					Adjustments
Three Months Ended	Carolina Group			Loews	and
March 31, 2007	Lorillard	Other	Consolidated	Group	Eliminations	Total
(In millions)

Net cash (used) provided by
operating activities	$(93)	$(14)	$(107)	$131	$(30)	$(6)

Investing activities:

Purchases of property and
equipment	(14)		(14)	(310)		(324)
Change in short term
investments	608		608	(1,029)		(421)
Other investing activities	(267)		(267)	1,552	(142)	1,143
	327	-	327	213	(142)	398

Financing activities:

Dividends paid	(235)	156	(79)	(34)	30	(83)
Reduction of intergroup
notional debt		(142)	(142)		142
Excess tax benefits from share-
based payment arrangements	1		1	3		4
Other financing activities				(335)		(335)
	(234)	14	(220)	(366)	172	(414)
Net change in cash	-	-	-	(22)	-	(22)
Net cash transactions from:
Continuing operations to
discontinued operations				20		20
Discontinued operations to
continuing operations				(20)		(20)
Cash, beginning of period	1	1	2	172		174
Cash, end of period	$1	$1	$2	$150	-	$152

6.  Receivables

	March 31,	December 31,
	2008	2007
(In millions)

Reinsurance	$8,549	$8,689
Other insurance	2,250	2,284
Security sales	695	361
Accrued investment income	365	341
Other	898	802
Total	12,757	12,477
Less: allowance for doubtful accounts on reinsurance receivables	453	461
allowance for other doubtful accounts and cash discounts	345	339
Receivables	$11,959	$11,677

7.  Property, Plant and Equipment

	March 31,	December 31,
	2008	2007
(In millions)

Land	$73	$73
Buildings and building equipment	723	755
Offshore drilling equipment	4,638	4,540
Machinery and equipment	1,920	1,868
Pipeline equipment	2,833	2,445
Natural gas and NGL proved and unproved properties	2,986	2,869
Construction in process	1,627	1,433
Leaseholds and leasehold improvements	77	79
Total	14,877	14,062
Less accumulated depreciation and amortization	3,791	3,637
Property, plant and equipment	$11,086	$10,425

Diamond Offshore Construction Projects

Construction in process at March 31, 2008, included $250 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $277 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. Diamond Offshore anticipates delivery of the Ocean Scepter and Ocean Shield in the second quarter of 2008. Diamond Offshore expects the upgrade of the Ocean Monarch will be completed in late 2008.

Boardwalk Pipeline Expansion Projects

In first quarter of 2008, Boardwalk Pipeline placed in service the remaining pipeline assets associated with the East Texas to Mississippi Expansion project from Delhi, Louisiana to Harrisville, Mississippi and related compression at two facilities. As a result, approximately $382 million was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

8.  Claim and Claim Adjustment Expense Reserves

CNA’s property and casualty insurance claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including claims that are incurred but not reported (“IBNR”) as of the reporting date. CNA’s reserve projections are based primarily on detailed analysis of the facts in each case, CNA’s experience with similar cases and various historical development patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses, net of reinsurance, were $53 million and $32 million for the three months ended March 31, 2008 and 2007. Catastrophe losses in the first quarter of 2008 related primarily to tornadoes. Catastrophe losses in the first quarter of 2007 related primarily to tornadoes and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	March 31, 2008		December 31, 2007

		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,269	$346	$2,352	$367
Ceded reserves	(994)	(123)	(1,030)	(125)
Net reserves	$1,275	$223	$1,322	$242

Asbestos

CNA recorded $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2008. There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2007. CNA paid asbestos-related claims, net of reinsurance recoveries, of $49 million and $64 million for the three months ended March 31, 2008 and 2007.

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow – Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. Several insurers have appealed that ruling; that appeal is pending at this time.

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

CNA issued Keasbey primary policies for 1970-1987 and excess policies for 1971-1978. CNA has paid an amount substantially equal to the policies’ aggregate limits for products and completed operations claims in the confirmed CNA policies. Claimants against Keasbey allege, among other things, that CNA owes coverage under sections of the policies not subject to the aggregate limits, an allegation CNA vigorously contests in the lawsuit. In the litigation, CNA and the claimants seek declaratory relief as to the interpretation of various policy provisions. On May 8, 2007, the Court in the first phase of the trial held that all of CNA’s primary policy products aggregates were exhausted and that past products liability claims could not be recharacterized as operations claims. The Court also found that while operations claims would not be subject to products aggregates, such claims could be made only against the policies in effect when the claimants were exposed to asbestos from Keasbey operations. These holdings limit CNA’s exposure to those instances where Keasbey used asbestos in operations between 1970 and 1987. Keasbey largely ceased using asbestos in its operations in the early 1970’s. CNA noticed an appeal to the Appellate Division to challenge certain aspects of the Court’s ruling. Other insurer parties to the litigation also filed separate notices of appeal to the Court’s ruling. The appeal was fully briefed and was argued on December 6, 2007. Numerous legal issues remain to be resolved on appeal with respect to coverage that are critical to the final result, which cannot be predicted with any reliability. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. On December 5, 2005, Burns & Roe filed its Third Amended Plan of Reorganization (“Plan”). In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. On September 14, 2007, Burns & Roe moved the bankruptcy court for approval of the Addendum pursuant to Bankruptcy Rule 9019. After several extensions, the hearing on that motion is currently set for May 7, 2008. If approved, Burns & Roe has agreed to include the Addendum in the proposed plan, which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (i) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed and while certain of the Texas courts’ rulings were appealed, plaintiffs later dismissed their appeals. A different Texas court, however, denied similar motions seeking dismissal. After that court denied a related challenge to jurisdiction, the insurers transferred the case, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the case on jurisdictional and substantive grounds. In November 2007, based on a letter from the appellate court, the insurers gave the multi-district litigation court an opportunity to reconsider the original court’s action, but the court declined to do so on the grounds that the plaintiffs’ case had become inactive due to the failure to file qualifying medical reports and that the court was barred from taking any action while the case was on its inactive docket. On February 29, 2008, the appellate court denied the insurers’ mandamus petition. The appellate court thus did not disturb the multi-district litigation court’s determination that the case remained on its inactive docket and that no further action can be taken unless qualifying reports are filed or the filing of such reports is waived. With respect to the cases that are still pending in Texas, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. It is unknown when the confirmation hearing might take place. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA is vigorously defending these and other cases and believes that it has meritorious defenses to the claims asserted. However, there are numerous factual and legal issues to be resolved in connection with these claims, and it is extremely difficult to predict the outcome or ultimate financial exposure represented by these matters. Adverse developments with respect to any of these matters could have a material adverse effect on CNA’s business, and insurer financial strength and debt ratings, and the Company’s results of operations and/or equity.

Environmental Pollution

There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the three months ended March 31, 2008 and 2007. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $19 million and $8 million for the three months ended March 31, 2008 and 2007.

Net Prior Year Development

The development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The development presented below excludes the impact of the provision for uncollectible reinsurance, but includes the impact of commutations.

The following tables include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance for the three months ended March 31, 2008 and 2007.

	Standard	Specialty	Other
Three Months Ended March 31, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(35)	$17	$3	$(15)
A&E			2	2
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(35)	17	5	(13)
Pretax unfavorable (favorable) premium
development	9	(19)	(1)	(11)
Total pretax unfavorable (favorable) net prior year
development	$(26)	$(2)	$4	$(24)

Three Months Ended March 31, 2007

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$13	$7		$20
A&E
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	13	7	$-	20
Pretax unfavorable (favorable) premium
development	(26)	(10)	2	(34)
Total pretax unfavorable (favorable) net prior year
development	$(13)	$(3)	$2	$(14)

2008 Net Prior Year Development

Standard Lines

Approximately $20 million of favorable claim and allocated claim adjustment expense reserve development was recorded in property coverages. This favorable development was due to lower than expected frequency in accident year 2007 and favorable outcomes on several individual claims in accident years 2006 and prior.

Approximately $23 million of favorable claim and allocated claim adjustment expense reserve development was recorded in general liability due to favorable outcomes on individual claims causing lower severity in accident years 2003 and prior.

Approximately $24 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded in excess workers’ compensation due to higher than expected frequency and severity in accident years 2003 and prior. This is a result of continued claim cost inflation in older accident years, driven by increasing medical inflation and advances in medical care.

Specialty Lines

Approximately $10 million of favorable premium development was recorded due to a change in ultimate premiums within a foreign affiliate’s property and financial lines. This was offset by approximately $9 million of related unfavorable claim and allocated claim adjustment expense reserve development.

2007 Net Prior Year Development

Standard Lines

Approximately $42 million of favorable premium development was recorded mainly due to additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by approximately $27 million of unfavorable claim and allocated claim adjustment expense reserve development.

Approximately $16 million of unfavorable premium development was recorded due to the change in CNA’s exposure related to its participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.

9.  Debt

In January of 2008, CNA repaid its $150 million 6.45% senior note at maturity.

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013 in a private placement. The proceeds from this offering will primarily be used to finance a portion of its expansion projects.

10.  Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2007	$584	$86	$(283)	$387
Unrealized holding gains, net of tax of $27	46			46
Adjustment for items included in net income,
net of tax of $21	(38)			(38)
Foreign currency translation adjustment, net of
tax		(7)		(7)
Pension liability adjustment, net of tax
of $3			6	6
Balance, March 31, 2007	$592	$79	$(277)	$394

Balance, January 1, 2008	$12	$117	$(194)	$(65)
Unrealized holding losses, net of tax of $536	(876)			(876)
Adjustment for items included in net income,
net of tax of $11	(20)			(20)
Foreign currency translation adjustment, net of
tax		(16)		(16)
Minimum pension liability adjustment, net of tax
of $2			(6)	(6)
Balance, March 31, 2008	$(884)	$101	$(200)	$(983)

11.  Significant Transactions

Diamond Offshore

In the first quarter of 2007, the holders of $439 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 8.9 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $2 million aggregate principal amount of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. In accordance with SAB No. 51, the Company recognized a pretax gain of $138 million ($89 million after provision for deferred income taxes) on the issuance of subsidiary stock.

Prior to the conversion of Diamond Offshore’s 1.5% convertible debentures, the Company carried a deferred tax liability related to interest expense imputed on the bonds for U.S. federal income tax purposes. As a result of the conversion, the deferred tax liability was settled and a tax benefit of $26 million, net of minority interest, was included in shareholders’ equity as an increase in additional paid-in capital in March of 2007.

Bulova

The Company sold Bulova for approximately $250 million, subject to adjustment, in January of 2008. The Company recorded a gain of approximately $126 million ($82 million after taxes) due to this transaction.

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

At December 31, 2007, the Company expected to contribute $40 million to its pension plans and $28 million to its postretirement healthcare and life insurance benefit plans in 2008. During the three months ended March 31, 2008, one of CNA’s affiliates decided to contribute an additional $8 million to their pension plan bringing the expected pension contributions to $48 million.

During the first quarter of 2008, the Company made $10 million of total contributions to the pension plans and $3 million to the postretirement healthcare and life insurance benefit plans.

Net periodic benefit cost components:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2008	2007	2008	2007
(In millions)

Service cost	$12	$16	$2	$2
Interest cost	54	58	6	7
Expected return on plan assets	(65)	(68)	(1)	(1)
Amortization of net loss	1	1
Amortization of prior service cost	1	2	(5)	(7)
Actuarial loss	1	4		1
Settlement costs		3
Regulatory asset increase			1	1
Net periodic benefit cost	$4	$16	$3	$3

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

Three Months Ended March 31	2008	2007
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$945	$1,070
Specialty Lines	1,049	1,022
Life and Group Non-Core	237	330
Other Insurance	51	95
Total CNA Financial	2,282	2,517
Lorillard	931	945
Diamond Offshore	792	619
HighMount	189
Boardwalk Pipeline	213	190
Loews Hotels	97	95
Corporate and other	39	247
Total	$4,543	$4,613

Pretax income (loss) (a):

CNA Financial:
Standard Lines	$114	$205
Specialty Lines	191	211
Life and Group Non-Core	(36)	(7)
Other Insurance	(3)	29
Total CNA Financial	266	438
Lorillard	275	319
Diamond Offshore	405	309
HighMount	75
Boardwalk Pipeline	89	80
Loews Hotels	18	18
Corporate and other	6	218
Total	$1,134	$1,382

Net income (loss) (a):

CNA Financial:
Standard Lines	$76	$123
Specialty Lines	107	118
Life and Group Non-Core	(12)	3
Other Insurance		19
Total CNA Financial	171	263
Lorillard	174	202
Diamond Offshore	136	107
HighMount	47
Boardwalk Pipeline	39	39
Loews Hotels	11	11
Corporate and other	3	141
Income from continuing operations	581	763
Discontinued operations	81	5
Total	$662	$768

(a)	Investment gains (losses) included in Revenues, Pretax income (loss) and Net income (loss) are as follows:

Three Months Ended March 31	2008	2007

Revenues and pretax income (loss):

CNA Financial:
Standard Lines	$(16)	$(25)
Specialty Lines	(9)	(14)
Life and Group Non-Core	(17)	1
Other Insurance	(9)	17
Total CNA Financial	(51)	(21)
Corporate and other		135
Total	$(51)	$114

Net income (loss):

CNA Financial:
Standard Lines	$(10)	$(14)
Specialty Lines	(5)	(8)
Life and Group Non-Core	(10)
Other Insurance	(4)	10
Total CNA Financial	(29)	(12)
Corporate and other		87
Total	$(29)	$75

14.  Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that Continental Casualty Company (“CCC”) and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. The settlement agreement has received the Court’s preliminary approval, the required legal notices have been issued and a final fairness hearing will be held in May, 2008. The agreement did not have a material adverse effect on the financial condition, cash flows or results of operations of the Company, however it still remains subject to the Court’s final approval.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. At present, the parties are briefing the appeal. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks unspecified monetary damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The Court dismissed some of the claims against CCC as a matter of law. The remainder of the case is now in discovery. CCC believes it has meritorious defenses to the remaining claims in this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

A&E Reserves

CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business.  See Note 8 for further discussion.

TOBACCO RELATED

Tobacco Related Product Liability Litigation

Approximately 5,575 product liability cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 4,650 of these cases. Approximately 1,900 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,350 individual plaintiffs are asserted.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 185 cases are pending, including approximately 50 cases against Lorillard.

“West Virginia Individual Personal Injury cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. The court has stayed activity in the proceeding, including the start of trial, until the U.S. Supreme Court resolves a petition in an unrelated case in which Lorillard is not a defendant.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard is a defendant in each of the approximately 2,625 pending Flight Attendant cases. The time for filing Flight Attendant cases expired during 2000 and no additional cases in this category may be filed.

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Nine of these cases are pending against Lorillard. One of the Class Action cases pending against Lorillard, Schwab v. Philip Morris USA, Inc., et al., was certified as a nationwide class action composed of purchasers of “light” cigarettes. During March 2008, a federal appellate court overturned the class certification order. Lorillard is not a defendant in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

One of the cases pending against Lorillard, Engle, was certified as a class action prior to trial. Following trial, the class was ordered decertified by the Florida Supreme Court, which allowed the class members to proceed with individual cases. Lorillard is a defendant in approximately 1,900 of these cases in which the claims of approximately 8,350 individual plaintiffs are asserted.

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

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 185 cases are pending against cigarette manufacturers in the United States. Lorillard is a defendant in approximately 50 of these cases. The Company is a defendant in one of the pending cases.

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

Lorillard is a defendant in one case that is scheduled for trial in 2008. A trial date is not set in the single case that is pending against the Company. The trial dates are subject to change.

WEST VIRGINIA INDIVIDUAL PERSONAL INJURY CASES – Approximately 730 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases. The cases have been consolidated for trial. The court has stayed activity in the proceeding until a petition pending before the U.S. Supreme Court in an unrelated case is resolved. Lorillard is not a defendant in the matter in question that is pending before the U.S. Supreme Court. Lorillard is a defendant in approximately 55 of the 730 cases. The Company is not a defendant in any of these cases.

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

Lorillard has been a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In the single trial decided for the plaintiff, French v. Philip Morris Incorporated, et al., the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard has paid its share of the attorneys’ fees, costs and post-judgment interest awarded to the plaintiff’s counsel in this matter. Although an order has not been entered, the court ruled during March 2008 that Lorillard will be required to pay approximately $290,000 in pre-judgment interest on the award of attorneys’ fees Lorillard previously paid in this matter. Pursuant to an agreement with the other defendants’ in this matter, Lorillard expects that it will be reimbursed for approximately $190,000 of this amount should such award be sustained. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial. The six remaining cases in which defense verdicts were returned are concluded.

None of the flight attendant cases are scheduled for trial. Trial dates are subject to change.

CLASS ACTION CASES - Lorillard is a defendant in nine pending cases. The Company is a defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. In one of the cases in which Lorillard is a defendant, Schwab v. Philip Morris USA, Inc., et al., plaintiffs’ claims are based on defendants’ alleged RICO violations. During 2006, Schwab was certified as a nationwide class action on behalf of purchasers of “light” cigarettes, but a federal appellate court overturned the class certification ruling during March of 2008. Neither Lorillard nor the Company are defendants in approximately 25 additional class action cases in which plaintiffs assert claims on behalf of smokers or purchasers of “light” cigarettes.

Cigarette manufacturers, including Lorillard, have defeated motions for class certification in a total of 36 cases, 13 of which were in state court and 23 of which were in federal court. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which Lorillard was not a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Engle Case - During 2006, the Florida Supreme Court issued rulings in the case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), that affirmed the 2003 holding of an intermediate appellate court vacating the $145 billion punitive damages award, including approximately $16.3 billion against Lorillard. Prior to trial, Engle was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The Florida Supreme Court determined that the case could not proceed further as a class action and ordered decertification of the class. During February of 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The Florida Supreme Court’s 2006 decision also reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. These awards totaled approximately $2.8 million to one smoker and $4 million to the second, and bear interest at the rate of 10.0% per year. Both individuals have informed the court that they will not seek punitive damages. These verdicts were paid during February 2008. Lorillard’s payment was approximately $3 million for the verdicts and the interest that accrued since November 2000.

During October 2007, the U.S. Supreme Court denied defendants’ petition for review of the Florida Supreme Court’s holdings that permit members of the Engle class to rely upon the jury’s first-phase verdict. The U.S. Supreme Court subsequently rejected defendants’ petition for rehearing, and Engle has been returned to the trial court.

The Engle Agreement:  Florida enacted legislation during the Engle trial that limited the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard believes this legislation was valid and that any challenges to the possible application or constitutionality of this legislation by the Engle class would fail, Lorillard entered into an agreement with the plaintiffs during May 2001 in which it contributed $200 million to a fund held for the benefit of the Engle class members (the “Engle Agreement”). As a result, the class agreed to a stay of execution with respect to Lorillard on its punitive damages judgment until appellate review was completed, including any review by the U.S. Supreme Court. Final appellate review was completed in November 2007. The $200 million is being maintained for the benefit of the members of the Engle class, with the court to determine how that fund will be allocated consistent with state rules of procedure. The Engle Agreement contained certain additional restrictions that no longer remain in force now that final appellate review has been completed.

The Engle Progeny cases:  Plaintiffs are individuals who allege they or their decedents are members of the class that was decertified in Engle. A 2006 ruling by the Florida Supreme Court that ordered decertification of the class also permitted class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial.

As of April 24, 2008, Lorillard was a defendant in approximately 1,900 cases filed by individuals who allege they were members of the Engle class. The Company is not a defendant in any of the pending cases. The claims of approximately 8,350 class members are asserted in these 1,900 cases because some suits are on behalf of multiple purported class members.  These cases are pending in various state and federal courts in Florida. The period for filing these cases expired during January 2008, but Florida law permits plaintiffs 120 days after a suit is initiated to effect service. As a result, the full number of Engle Progeny cases is not yet known. As of April 24, 2008, five Engle Progeny cases in which Lorillard is a defendant are set for trial in 2008. Trial dates are subject to change.

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

During May of 2004, the jury awarded approximately $591 million to fund cessation programs for Louisiana smokers. The court subsequently awarded prejudgment interest. During February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. During January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. Defendants have sought review of the case by the U.S. Supreme Court. The Louisiana Supreme Court had denied defendants’ request to stay activity before the trial court until the U.S. Supreme Court completes its review.

During March 2008, plaintiffs filed with the trial court a motion to execute judgment in the amount of $279 million, plus post-judgment interest. In the alternative, plaintiffs’ motion seeks an order requiring the parties to submit revised damages figures based on the Louisiana Fourth Circuit Court of Appeals’ elimination of certain categories of damages and exclusion of smokers whose claims accrued after September 1, 1988, from participating in the relief.  Defendants have filed a motion seeking to have judgment entered for defendants based on the accrual of all class members’ claims after September 1, 1988, or, in the alternative, seeking a case management order governing discovery and trial on the open liability and damages issues. The District Court of Orleans Parish, Louisiana, has not acted upon the parties’ motions.

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

Other class action cases - Motions for class certification were granted in two other cases against Lorillard. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. It is possible that the class certification ruling could be reinstated as a result of the pending appeal. In the second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), the court granted defendants’ motion for summary judgment during 2002 and dismissed the case. The California Court of Appeal and the California Supreme Court affirmed Daniels’ dismissal, and the U.S. Supreme Court declined to review the case. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California.

As discussed above, other cigarette manufacturers are defendants in approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court is considering whether federal law bars plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements.

The Schwab case - Lorillard is a defendant in one “lights” class action, Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004). The Company is not a party to this case. Plaintiffs in Schwab base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September of 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. During March of 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. It is not known whether plaintiffs will seek review of the Court of Appeals’ ruling. The court of appeals has prohibited activity before the trial court until the appeal is concluded.

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

In its 2006 verdict, the court determined that the defendants, including Lorillard, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

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

Lorillard recorded pretax charges of $257 million and $249 million, ($162 million, and $158 million after taxes) for the three months ended March 31, 2008 and 2007, to accrue its obligations under the State Settlement Agreements. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

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

FILTER CASES - In addition to the above, claims have been brought against Lorillard by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Approximately 30 such matters are pending against Lorillard. The Company is not a defendant in any of these matters. Since January 1, 2006, Lorillard has paid, or has reached agreement to pay, a total of approximately $9 million in payments of judgments and settlements to finally resolve approximately 40 claims. No such cases have been tried since January 1, 2006. Trial dates are scheduled in two of the pending cases. Trial dates are subject to change.

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

   MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard and the other major cigarette manufacturers, along with the Attorney General of the State of California, have been sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff seeks treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims are based on the assertion that the Master Settlement Agreement that Lorillard and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constitute unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument was heard on February 15, 2007, and the Court of Appeals issued an opinion on September 26, 2007 affirming dismissal of the suit. On January 28, 2008, plaintiffs filed a petition seeking certiorari from the U.S. Supreme Court. As of April 24, 2008, the U.S. Supreme Court has not yet taken action on this petition.

Defenses

Lorillard believes that it has valid defenses to the cases pending against it. Lorillard also believes it has valid bases for appeal should any adverse verdicts be returned against it. The Company is a defendant in four pending product liability cases: one Reimbursement Case in Israel and three cases on file in U.S. courts including one Conventional Product Liability Case and two purported Class Action Cases. Lorillard also is a defendant in each of these four cases. The Company believes that it is not a proper defendant in any of these cases and has moved or plans to move for dismissal of all such claims against it. While Lorillard intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard or the other defendants. Lorillard may enter into discussions in an attempt to settle particular cases if it believes it is appropriate to do so.

Lorillard cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. This could have an adverse affect on the ability of Lorillard to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard or the Company. Lorillard also cannot predict the type or extent of litigation that could be brought against it and other cigarette manufacturers in the future.

Except for the impact of the State Settlement Agreements and Scott as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the Consolidated Condensed Financial Statements for any unfavorable outcome. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

OTHER LITIGATION

The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

15.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2008, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of March 31, 2008 and December 31, 2007, CNA has recorded approximately $24 million and $27 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.

Diamond Offshore Construction Projects

As of March 31, 2008, Diamond Offshore had purchase obligations aggregating approximately $175 million related to the major upgrade of one rig and construction of two new jack-up rigs. Diamond Offshore expects to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond Diamond Offshore’s control.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion Resources, Inc., HighMount assumed an obligation to deliver approximately 15 Bcf of natural gas through February 2009 under previously existing Volumetric Production Payment (“VPP”) agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, HighMount has no obligation to make up the shortfall. At March 31, 2008, the remaining obligation under these agreements is approximately 8.5 Bcf of natural gas.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. Certain of these projects remain subject to FERC approval. As of March 31, 2008, Boardwalk Pipeline had purchase commitments of $598 million primarily related to its expansion projects.

16.  Discontinued Operations

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of March 31, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.

The income (loss) from discontinued operations reported below related to CNA primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

The Company sold Bulova for approximately $250 million, subject to adjustment, in January of 2008. The Company recorded a pretax gain of approximately $126 million, $82 million after taxes, due to this transaction for the three months ended March 31, 2008. Results of discontinued operations for the three months ended March 31, 2007, primarily include manufactured products revenues, cost of manufactured products sold and other operating expenses related to Bulova.

Results of discontinued operations were as follows:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Net investment income	$2	$6
Manufactured products		46
Investment gains (losses)	1	(1)
Total	3	51
Expenses:
Insurance related expenses	4	1
Cost of manufactured products sold		23
Other operating expenses		19
Total	4	43
Income (loss) before income taxes and minority interest	(1)	8
Income tax expense		(3)
Income (loss) from operations	(1)	5
Gain on sale of business (net of taxes of $44)	82
Income from discontinued operations, net	$81	$5

Net assets of CNA’s discontinued operations, totaling $22 million and $23 million as of March 31, 2008 and December 31, 2007, are included in Other Assets on the Consolidated Condensed Balance Sheets. Total assets and liabilities of Bulova’s discontinued operations, totaling $218 million and $50 million as of December 31, 2007, are included in Other Assets and Other Liabilities in the Consolidated Condensed Balance Sheet.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” At March 31, 2008 and December 31, 2007, the insurance reserves are net of discount of $71 million and $73 million.

	March 31,	December 31,
	2008	2007
(In millions)

Assets:
Investments	$188	$205
Cash	9	18
Receivables	1	85
Reinsurance receivables		1
Property, plant and equipment		11
Deferred income taxes		17
Goodwill and other intangible assets		5
Other assets	1	73
Total assets	199	415

Liabilities:
Insurance reserves	171	172
Other liabilities	6	52
Total liabilities	$177	$224

17.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2008 and December 31, 2007, and consolidating statements of income information for the three months ended March 31, 2008 and 2007. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items. This information also does not reflect the impact of the Company’s issuance of Carolina Group stock. Lorillard is reported as a 100% owned subsidiary and does not include any adjustments relating to the tracking stock structure. See Note 5 for consolidating condensed information of the Carolina Group and Loews Group.

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

Loews Corporation
Consolidating Balance Sheet Information

March 31, 2008	CNA Financial	Lorillard	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$40,571	$1,639	$611		$34	$28	$4,546		$47,429
Cash	132		12	$42	2	15	4		207
Receivables	10,975	63	600	99	67	33	142	$(20)	11,959
Property, plant and equipment	330	205	3,162	3,206	3,799	361	23		11,086
Deferred income taxes	1,732	469		47			54	(857)	1,445
Goodwill and other intangible assets	106		20	1,062	163	3			1,354
Investments in capital stocks of
subsidiaries							13,989	(13,989)
Other assets	892	374	126	43	250	44	61	(1)	1,789
Deferred acquisition costs of
insurance subsidiaries	1,158								1,158
Separate account business	465								465
Total assets	$56,361	$2,750	$4,531	$4,499	$4,315	$484	$18,819	$(14,867)	$76,892

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,147								$40,147
Payable to brokers	378		$2	$265	$17		$219		881
Collateral on loaned securities	878								878
Short term debt	200		3			$59			262
Long term debt	1,807		503	1,647	2,096	174	866		7,093
Reinsurance balances payable	396								396
Deferred income taxes			401		77	45	334	$(857)
Other liabilities	2,397	$1,852	606	201	466	26	193	(16)	5,725
Separate account business	465								465
Total liabilities	46,668	1,852	1,515	2,113	2,656	304	1,612	(873)	55,847
Minority interest	1,307		1,475		1,006				3,788
Shareholders’ equity	8,386	898	1,541	2,386	653	180	17,207	(13,994)	17,257
Total liabilities and shareholders’ equity	$56,361	$2,750	$4,531	$4,499	$4,315	$484	$18,819	$(14,867)	$76,892

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2007	CNA Financial	Lorillard	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,762	$1,290	$633	$25	$316	$58	$3,839		$47,923
Cash	94	1	7	19	1	15	4		141
Receivables	10,672	208	523	136	87	22	32	$(3)	11,677
Property, plant and equipment	350	207	3,058	3,121	3,303	365	21		10,425
Deferred income taxes	1,224	558		3				(786)	999
Goodwill and other intangible assets	106		20	1,061	163	3			1,353
Investments in capital stocks of
subsidiaries							14,967	(14,967)
Other assets	847	336	130	47	272	36	257	(1)	1,924
Deferred acquisition costs of
insurance subsidiaries	1,161								1,161
Separate account business	476								476
Total assets	$56,692	$2,600	$4,371	$4,412	$4,142	$499	$19,120	$(15,757)	$76,079

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,222							$(1)	$40,221
Payable to brokers	414			$29			$101		544
Collateral on loaned securities	63								63
Short term debt	350		$3			$5			358
Long term debt	1,807		503	1,647	$1,848	229	866		6,900
Reinsurance balances payable	401								401
Deferred income taxes			362		60	45	319	(786)
Other liabilities	2,463	$1,587	587	280	561	16	141	(8)	5,627
Separate account business	476								476
Total liabilities	46,196	1,587	1,455	1,956	2,469	295	1,427	(795)	54,590
Minority interest	1,467		1,425		1,006				3,898
Shareholders’ equity	9,029	1,013	1,491	2,456	667	204	17,693	(14,962)	17,591
Total liabilities and shareholders’ equity	$56,692	$2,600	$4,371	$4,412	$4,142	$499	$19,120	$(15,757)	$76,079

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended March 31, 2008	CNA Financial	Lorillard	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,813							$(1)	$1,812
Net investment income	434	$10	$4		$1		$40		489
Intercompany interest and dividends							501	(501)
Investment losses	(51)								(51)
Manufactured products		921							921
Contract drilling revenues			770						770
Other	86		18	$189	212	$97			602
Total	2,282	931	792	189	213	97	541	(502)	4,543

Expenses:

Insurance claims and policyholders’ benefits	1,389								1,389
Amortization of deferred acquisition costs	368								368
Cost of manufactured products sold		555							555
Contract drilling expenses			287						287
Other operating expenses	225	100	99	96	105	76	20	(1)	720
Interest	34	1	1	18	19	3	14		90
Total	2,016	656	387	114	124	79	34	(1)	3,409
	266	275	405	75	89	18	507	(501)	1,134

Income tax expense	64	101	125	28	25	7	3		353
Minority interest	31		144		25				200
Total	95	101	269	28	50	7	3	-	553
Income from continuing operations	171	174	136	47	39	11	504	(501)	581
Discontinued operations, net	(1)						82		81
Net income	$170	$174	$136	$47	$39	$11	$586	$(501)	$662

Loews Corporation
Consolidating Statement of Income Information

Three Months Ended March 31, 2007	CNA Financial	Lorillard	Diamond Offshore	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,863						$ (1)	$1,862
Net investment income	608	$32	$10	$4		$111		765
Intercompany interest and dividends						581	(581)
Investment losses	(21)							(21)
Gain on issuance of subsidiary stock			(3)			138		135
Manufactured products		913						913
Contract drilling revenues			590					590
Other	67		19	186	$95	2		369
Total	2,517	945	616	190	95	832	(582)	4,613

Expenses:

Insurance claims and policyholders’
benefits	1,448							1,448
Amortization of deferred acquisition costs	381							381
Cost of manufactured products sold		544						544
Contract drilling expenses			216					216
Other operating expenses	216	82	83	93	74	17	(1)	564
Interest	34		11	17	3	13		78
Total	2,079	626	310	110	77	30	(1)	3,231
	438	319	306	80	18	802	(581)	1,382

Income tax expense	133	117	93	25	7	78		453
Minority interest	42		108	16				166
Total	175	117	201	41	7	78	-	619
Income from continuing operations	263	202	105	39	11	724	(581)	763
Discontinued operations, net	2					3		5
Net income	$265	$202	$105	$39	$11	$727	$(581)	$768

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	production and sale of cigarettes (Lorillard, Inc. (“Lorillard”), a wholly owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.5% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income and earnings per share information attributable to Loews common stock and Carolina Group stock is summarized in the table below.

Three Months Ended March 31	2008	2007
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$503	$570
Net investment gains (losses)	(29)	75
Income from continuing operations	474	645
Discontinued operations, net	81	5
Net income attributable to Loews common stock	555	650
Net income attributable to Carolina Group stock	107	118
Consolidated net income	$662	$768

Net income per share:
Loews common stock
Income from continuing operations	$0.90	$1.19
Discontinued operations, net	0.15	0.01
Loews common stock	$1.05	$1.20
Carolina Group stock	$0.98	$1.08

Consolidated net income (including both the Loews Group and Carolina Group) for the first quarter of 2008 was $662 million, compared to $768 million in the first quarter of 2007.

Net income attributable to Loews common stock for the first quarter of 2008 amounted to $555 million, or $1.05 per share, compared to $650 million, or $1.20 per share in the first quarter of 2007.

The change in net income reflects the following:

•	A decline in results at CNA.
•	Improved results at Diamond Offshore.
•	The operations of HighMount.
•	Reduced net investment income.
•
Net investment losses of $29 million (after tax and minority interest) in the first quarter of 2008 compared to net investment gains of $75 million (after tax and minority interest) in the first quarter of 2007. The results for the first quarter of 2007 included a gain of $89 million (after tax) related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

•	Discontinued operations primarily consisting of an $82 million gain from the sale of Bulova in the first quarter of 2008.

Net income per share of Carolina Group stock for the first quarter of 2008 was $0.98 per share, compared to $1.08 per share in the first quarter of 2007. The decrease in net income per share of Carolina Group stock reflects increased selling, advertising and administrative expenses as a result of costs associated with the proposed spin-off of Lorillard, as discussed below, and lower investment income, partially offset by lower interest expense related to the Carolina Group notional debt.

Proposed Separation of Lorillard

On December 17, 2007, we announced that our Board of Directors had approved a plan to spin-off our entire ownership interest in Lorillard to holders of Carolina Group stock and Loews common stock in a tax-free transaction. As a result of the transaction, the Carolina Group, and all of the Carolina Group stock, will be eliminated and Lorillard will become a separate publicly traded company. The transaction will be accomplished by our (i) redemption of all outstanding Carolina Group stock in exchange for shares of Lorillard common stock, with holders of Carolina Group stock receiving one share of Lorillard common stock for each share of Carolina Group stock they own, and (ii) disposition of our remaining Lorillard common stock in an exchange offer for shares of outstanding Loews common stock, or as a pro rata dividend to the holders of Loews common stock.

The consummation of the Separation is conditioned on, among other things, an opinion of counsel as to the tax-free nature of the Separation, the effectiveness of the registration statement filed with the Securities and Exchange Commission by Lorillard with respect to our distribution of shares of Lorillard common stock, the absence of any material changes or developments and market conditions.

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

•
notional intergroup debt owed by the Carolina Group to the Loews Group ($218 million outstanding at March 31, 2008), bearing interest at the annual rate of 8.0% and, subject to optional prepayment, due December 31, 2021; and

•	any and all liabilities, costs and expenses arising out of or related to tobacco or tobacco-related businesses.

As of March 31, 2008, the outstanding Carolina Group stock represents a 62.4% economic interest in the performance of the Carolina Group. The Loews Group consists of all of our assets and liabilities other than the 62.4% economic interest represented by the outstanding Carolina Group stock, and includes as an asset, the notional intergroup debt of the Carolina Group.

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

At March 31, 2008, the book value per share of Loews common stock was $31.66, compared to $32.40 at December 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

The consolidated condensed financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the consolidated condensed financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe are reasonable under the known facts and circumstances.

We consider the accounting policies discussed below to be critical to an understanding of our consolidated condensed financial statements as their application places the most significant demands on our judgment.

•	Insurance Reserves

•	Reinsurance

•	Tobacco and Other Litigation

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products

•	Pension and Postretirement Benefit Obligations

•	Valuation of HighMount’s Proved Reserves

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates and the Results of Operations by Business Segment - CNA Financial - Reserves - Estimates and Uncertainties sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Form 10-K for the year ended December 31, 2007 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 90% owned subsidiary.

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

Segment Results

The following discusses the results of continuing operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after-tax and minority interest of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. In evaluating the results of its Standard Lines and Specialty Lines segments, CNA utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

Three Months Ended March 31	2008	2007
(In millions, except %)

Net written premiums	$771	$867
Net earned premiums	783	863
Net investment income	164	220
Net operating income	86	137
Net realized investment losses	(10)	(14)
Net income	76	123

Ratios:
Loss and loss adjustment expense	73.7%	68.7%
Expense	30.2	30.0
Dividend	0.5	0.4
Combined	104.4%	99.1%

Three Months Ended March 31, 2008 Compared to 2007

Net written premiums for Standard Lines decreased $96 million for the three months ended March 31, 2008 as compared with the same period in 2007, primarily due to decreased production. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $80 million for the three months ended March 31, 2008 as compared with the same period in 2007, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 5.0% for the three months ended March 31, 2008, as compared to decreases of 3.0% for the three months ended March 31, 2007 for the contracts that renewed during those periods. Retention rates of 79.0% and 77.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $47 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.

Net operating income decreased $51 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, decreased current accident year underwriting results and higher catastrophe losses. These decreases were partially offset by increased favorable net prior year development. The catastrophe losses were $30 million after-tax and minority interest in the first quarter of 2008, as compared to $18 million after-tax and minority interest in the first quarter of 2007.

The combined ratio increased 5.3 points for the three months ended March 31, 2008 as compared with the same period in 2007. The loss ratio increased 5.0 points primarily due to higher current accident year loss ratios related to the decline in rates and increased catastrophe losses. Partially offsetting these unfavorable impacts was increased favorable net prior year loss development as discussed below.

Favorable net prior year development of $26 million was recorded for the three months ended March 31, 2008, including $35 million of favorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development. Favorable net prior year development of $13 million, including $13 million of unfavorable claim and allocated claim adjustment expense reserve development and $26 million of favorable premium development, was recorded for the three months ended March 31, 2007. Further information on Standard Lines net prior year development for the three months ended March 31, 2008 and 2007 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Standard Lines.

	March 31,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$6,075	$5,988
Gross IBNR Reserves	5,912	6,060
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,987	$12,048

Net Case Reserves	$4,844	$4,750
Net IBNR Reserves	5,036	5,170
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,880	$9,920

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

Three Months Ended March 31	2008	2007
(In millions, except %)

Net written premiums	$848	$864
Net earned premiums	873	845
Net investment income	132	149
Net operating income	112	126
Net realized investment losses	(5)	(8)
Net income	107	118

Ratios:
Loss and loss adjustment expense	64.8%	64.2%
Expense	26.8	26.5
Dividend	0.8	0.3
Combined	92.4%	91.0%

Three Months Ended March 31, 2008 Compared to 2007

Net written premiums for Specialty Lines decreased $16 million for the three months ended March 31, 2008 as compared to the same period in 2007. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2007. The decreased production reflects CNA’s disciplined participation in the current competitive market. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s current diversification in the previously reinsured lines of business and its management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $28 million for the three months ended March 31, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance as mentioned above.

Specialty Lines averaged rate decreases of 4.0% for the three months ended March 31, 2008 as compared to decreases of 2.0% for the three months ended March 31, 2007 for the contracts that renewed during those periods. Retention rates of 84.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $11 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.

Net operating income decreased $14 million for the three months ended March 31, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income and the unfavorable impact of foreign currency rate movements. These decreases were partially offset by favorable experience and a change in estimate related to dealer profit commissions of $10 million, which resulted from an annual review of CNA’s warranty line of business. Revenue and expenses related to these underlying warranty product offerings are included within Other revenues and Other operating expenses on the Consolidated Condensed Statements of Income included under Item 1.

The combined ratio increased 1.4 points for the three months ended March 31, 2008 as compared with the same period in 2007. The loss ratio increased 0.6 points, primarily due to higher current accident year losses related to the decline in rates.

Favorable net prior year development of $2 million, including $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded for the three months ended March 31, 2008. Favorable net prior year development of $3 million, including $7 million of unfavorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the three months ended March 31, 2007.

The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Specialty Lines.

	March 31,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$2,688	$2,585
Gross IBNR Reserves	5,914	5,818
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,602	$8,403

Net Case Reserves	$2,199	$2,090
Net IBNR Reserves	4,608	4,527
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,807	$6,617

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

Three Months Ended March 31	2008	2007
(In millions)

Net earned premiums	$157	$156
Net investment income	84	161
Net operating income (loss)	(2)	3
Net realized investment losses	(10)
Net income (loss)	(12)	3

Three Months Ended March 31, 2008 Compared to 2007

Net earned premiums for Life & Group Non-Core increased $1 million for the three months ended March 31, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased $15 million for the three months ended March 31, 2008 as compared with the same period in 2007. The decrease was primarily due to net realized investment losses and a decline in net investment income. Net investment income included a decline of trading portfolio results of $79 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income included under Item 1. The trading portfolio supports the indexed group annuity portion of CNA’s pension deposit business, which experienced a decline in net results of $8 million for the three months ended March 31, 2008 as compared with the same period in 2007. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

During the first quarter of 2008, CNA decided to exit the indexed group annuity portion of its pension deposit business. This business had net results of $(4) million and $4 million during the three months ended March 31, 2008 and 2007. The related assets were $648 million and related liabilities were $624 million at March 31, 2008. CNA expects these liabilities to be settled with the policyholders during the remainder of 2008 through the supporting assets with no material impact to results of operations.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Three Months Ended March 31	2008	2007
(In millions)

Net investment income	$54	$78
Revenues	51	95
Net operating income	4	9
Net realized investment gains (losses)	(4)	10
Net income		19

Three Months Ended March 31, 2008 Compared to 2007

Revenues decreased $44 million for the three months ended March 31, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income and decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $19 million for the three months ended March 31, 2008 as compared with the same period in 2007. The decrease in net results was primarily due to decreased revenues as discussed above. The 2007 results included current accident year losses related to certain mass torts.

Unfavorable net prior year development of $4 million was recorded for the three months ended March 31, 2008, including $5 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development. Unfavorable premium development of $2 million was recorded for the three months ended March 31, 2007. There was no claim and allocated claim adjustment expense reserve development recorded for the three months ended March 31, 2007.

The following table summarizes the gross and net carried reserves as of March 31, 2008 and December 31, 2007 for Other Insurance.

	March 31,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$2,046	$2,159
Gross IBNR Reserves	2,861	2,951
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,907	$5,110

Net Case Reserves	$1,250	$1,328
Net IBNR Reserves	1,742	1,787
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,992	$3,115

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Asbestos

CNA has resolved a number its large asbestos accounts by negotiating settlement agreements.  Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 80.5% and 81.2% of CNA’s total active asbestos accounts are classified as small accounts at March 31, 2008 and December 31, 2007.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at March 31, 2008 and December 31, 2007.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
March 31, 2008	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$8	$145	11.4%
Wellington	3		12	1.0
Coverage in place	37	12	93	7.3
Total with settlement agreements	53	20	250	19.7

Other policyholders with active accounts
Large asbestos accounts	232	22	211	16.5
Small asbestos accounts	960	5	88	6.9
Total other policyholders	1,192	27	299	23.4

Assumed reinsurance and pools		2	131	10.3
Unassigned IBNR			595	46.6
Total	1,245	$49	$1,275	100.0%

December 31, 2007

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11.4%
Wellington	3	1	12	1.0
Coverage in place	34	38	100	7.6
Total with settlement agreements	51	68	263	20.0

Other policyholders with active accounts
Large asbestos accounts	233	45	237	17.9
Small asbestos accounts	1,005	15	93	7.0
Total other policyholders	1,238	60	330	24.9

Assumed reinsurance and pools		8	133	10.0
Unassigned IBNR			596	45.1
Total	1,289	$136	$1,322	100.0%

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

CNA is involved in significant asbestos-related claim litigation, which is described in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

CNA categorizes active accounts as large or small accounts in the pollution area.  CNA defines a large account as an active account with more than $100,000 cumulative paid losses.  CNA has made closing large accounts a significant management priority.  Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 72.0% and 72.6% of CNA’s total active pollution accounts are classified as small accounts as of March 31, 2008 and December 31, 2007.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution.  These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at March 31, 2008 and December 31, 2007.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
March 31, 2008	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	9	$2	$6	2.7%
Coverage in place	18		15	6.7
Total with settlement agreements	27	2	21	9.4

Other policyholders with active accounts
Large pollution accounts	104	12	47	21.1
Small pollution accounts	267	4	38	17.0
Total other policyholders	371	16	85	38.1

Assumed reinsurance and pools		1	31	13.9
Unassigned IBNR			86	38.6
Total	398	$19	$223	100.0%

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2007	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2.5%
Coverage in place	18	8	14	5.8
Total with settlement agreements	28	17	20	8.3

Other policyholders with active accounts
Large pollution accounts	112	17	53	21.9
Small pollution accounts	298	9	42	17.4
Total other policyholders	410	26	95	39.3

Assumed reinsurance and pools		1	31	12.7
Unassigned IBNR			96	39.7
Total	438	$44	$242	100.0%

Lorillard

Lorillard, Inc. and subsidiaries (“Lorillard”). Lorillard is a wholly owned subsidiary.

The following table summarizes the results of operations for Lorillard for the three months ended March 31, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Manufactured products	$921	$913
Net investment income	10	32
Total	931	945
Expenses:
Cost of manufactured products sold	555	544
Other operating	100	82
Interest	1
Total	656	626
	275	319
Income tax expense	101	117
Net income	$174	$202

Revenues decreased by $14 million, or 1.5% and net income decreased by $28 million, or 13.9% in the three months ended March 31, 2008, as compared to the corresponding period of 2007.

Revenues decreased in the three months ended March 31, 2008, as compared to the corresponding period of 2007, due to lower net investment income of $22 million, partially offset by higher net sales. Net sales increased by $8 million, or 0.9%, from $913 million for the three months ended March 31, 2007 to $921 million for the three months ended March 31, 2008. Net sales increased $11 million due to higher average unit prices reflecting a price increase in September 2007 and the impact of decreased free product promotions, partially offset by $3 million due to higher sales incentives. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002. Net investment income decreased $22 million, or 68.8%, from $32 million for the three months ended March 31, 2007 to $10 million for the three months ended March 31, 2008 due to lower yields and a lower average invested asset balance. Income from limited partnerships is included in net investment income, which amounted to less than $1 million in the first quarter of 2008 compared to $11 million in the first quarter of 2007. Lorillard’s investments in limited partnerships were substantially reduced during the first quarter of 2008.

Lorillard’s total unit volume decreased 0.2% and domestic unit volume increased 0.3%, respectively, during the three months ended March 31, 2008 compared to the corresponding period of 2007. Unit volume figures in this section are provided on a gross basis. Total and domestic Newport unit volume decreased 1.6% and 1.1% during the three months ended March 31, 2008 compared to the corresponding period of 2007. Industry-wide domestic unit volume decreased 3.3% during the three months ended March 31, 2008 compared to the corresponding period of 2007. Industry shipments of premium brands comprised 73.1% of industry-wide domestic unit volume during the three months ended March 31, 2008 and 2007.

Cost of manufactured products sold increased by $11 million, or 2.0%, from $544 million for the three months ended March 31, 2007 to $555 million for the three months ended March 31, 2008. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $257 million and $249 million ($162 million and $158 million after taxes) for the three months ended March 31, 2008 and 2007, respectively, an increase of $8 million. The $8 million pretax increase in tobacco settlement costs in the three months ended March 31, 2008 is due to the impact of the inflation adjustment ($9 million) partially offset by lower other adjustments ($1 million) under the State Settlement Agreements. Promotional product expenses decreased but were more than offset by increases in manufacturing costs, depreciation, research and development, property taxes and higher returned goods.

Other operating expenses increased $18 million, or 22.0%, from $82 million for the three months ended March 31, 2007 to $100 million for the three months ended March 31, 2008 and include Separation related costs of $10 million for a management bonus and $3 million for financial and legal fees. The remaining increase in other operating expenses reflects higher legal fees related to litigation.

The costs of litigating and administering product liability claims, as well as other legal expenses, are included in other operating expenses. Lorillard’s outside legal fees and other external product liability defense costs were $15 million and $9 million, for the three months ended March 31, 2008 and 2007, respectively. The $6 million increase is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers. Lorillard expects legal costs in 2008 for these unique matters to continue to exceed 2007 levels, although this increase may be offset in part by an overall decrease in costs related to product liability cases in general.  Numerous factors affect product liability defense costs. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for detailed information regarding tobacco litigation. The factors that have influenced past product liability defense costs are expected to continue to influence future costs. It is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of Lorillard, could have a material adverse effect on our financial condition, results of operations or cash flows.

Lorillard regularly reviews results of its promotional spending activities and adjusts its promotional spending programs in an effort to maintain its competitive position. Accordingly, unit sales volume and sales promotion costs in any particular quarter are not necessarily indicative of sales and costs that may be realized in subsequent periods.

Deep discount brands are produced by manufacturers that are subject to lower payment obligations under State Settlement Agreements. This cost advantage enables them to price their brands more than 50% lower than the list prices of premium brand offerings from major manufacturers. As a result of this price differential, deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.7% for the first quarter of 2008, and continue to be a significant competitive factor in the domestic U.S. market. Deep discount brands increased by a 0.9 share in the first quarter of 2008, as compared with the corresponding period of 2007.

Three Months Ended March 31	2008	2007
(Units in billions)

Total domestic Lorillard unit volume	8.415	8.387
Total domestic industry unit volume	80.386	83.159

Lorillard’s share of the domestic market	10.5%	10.1%
Lorillard’s premium segment as a percentage of its
total domestic volume	93.3%	94.9%
Lorillard’s share of the premium segment	13.3%	13.1%

Newport share of the domestic market	9.5%	9.3%
Newport share of the premium segment	13.0%	12.7%
Total menthol segment market share for the industry	28.4%	28.3%
Total discount segment market share for the industry	26.9%	26.9%
Newport’s share of the menthol segment	33.5%	32.9%
Newport’s share of Lorillard’s total volume (1)	91.1%	92.4%
Newport’s share of Lorillard’s net sales (1)	94.1%	94.0%

(1)	Source: Lorillard shipment reports

Unless otherwise specified, market share data in this MD&A is based on data made available by Management Science Associates, Inc. (“MSAI”) which divides the cigarette market into two price segments, the premium segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI.  Lorillard management believes that volume and market share information for deep discount manufacturers may be understated and correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI.

Business Environment

Participants in the U.S. tobacco industry, including Lorillard, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:

•
A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages. Please read Item 3 – Legal Proceedings of our 2007 Annual Report on Form 10-K and Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for information with respect to litigation and the State Settlement Agreements.

•
Substantial annual payments, continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of the State Settlement Agreements. The State Settlement Agreements impose a stream of future payment obligations on Lorillard and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•
The continuing contraction of the domestic cigarette market, in which Lorillard currently conducts its only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.4% for the 12 months ending March 1999 through the 12 months ending March 2008, according to information provided by MSAI.

•
Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.7% for three months ending March 2008, and continue to be a significant competitive factor in the domestic market. Lorillard does not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices and smoking restrictions may have had an adverse effect on consumption and may continue to do so.

•
Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. In the first three months of 2008, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $3.66 per pack. In the first three months of 2008, excise tax increases of $1.00 per pack were implemented in two states. Proposals continue to be made to increase federal, state and local excise taxes. For example, New York State increased its excise tax by $1.25 to $2.75 per pack effective June 3, 2008. One measure passed by Congress in September 2007 would have increased the federal excise tax on cigarettes by $0.61 per pack to finance health insurance for children. While this bill was vetoed by the President, it is possible that similar bills or other proposals containing a federal excise tax increase may be considered by Congress in the future. Lorillard believes that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, Lorillard, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•
Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. Since 1994, 33 states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurant s and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. A bill was introduced in February 2007 in the U.S. Congress to grant the Food and Drug Administration (“FDA”) authority to regulate tobacco products. The bill has been considered and approved by Congressional committees in both houses of Congress during 2007 and 2008. It is possible that the full Senate and House of Representatives will consider and approve the bill later in 2008. Lorillard believes that FDA regulations, if enacted, could among other things result in new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. Lorillard also believes that any such proposals, if enacted, would provide Lorillard’s larger competitors with a competitive advantage.

•
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

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.5% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Contract drilling	$770	$590
Net investment income	4	10
Investment losses		(3)
Other revenue, primarily operating	18	19
Total	792	616
Expenses:
Contract drilling	287	216
Other operating	99	83
Interest	1	11
Total	387	310
	405	306
Income tax expense	125	93
Minority interest	144	108
Net income	$136	$105

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

Revenues increased by $176 million, or 28.6%, and net income increased by $31 million in the three months ended March 31, 2008, as compared to the corresponding period of the prior year.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $184 million in the three months ended March 31, 2008, as compared to the corresponding period of the prior year. The increase primarily reflects increased dayrates of $93 million and increased utilization of $85 million.

Revenues from jack-up rigs decreased $4 million in the three months ended March 31, 2008, as compared to the prior year. Revenues decreased in the first quarter of 2008, primarily due to decreased dayrates and utilization of $8 million and $1 million respectively, partially offset by the recognition of a lump-sum demobilization fee for one rig of $6 million.

Net income increased in the three months ended March 31, 2008, as compared to the prior year, due to the revenue increases as noted above and reduced interest expense, partially offset by increased contract drilling expenses.

Interest expense decreased $10 million in the three months ended March 31, 2008, as compared to 2007, primarily due to reduced interest expense as a result of conversions of Diamond Offshore’s 1.5% debentures into common stock.

HighMount

HighMount Exploration & Production LLC (“HighMount”). HighMount is a wholly owned subsidiary.

HighMount commenced operations on July 31, 2007, when it acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc.

The following table summarizes the results of operations for HighMount for 2008 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

Three Months Ended March 31	2008
(In millions)

Revenues:
Other revenue, primarily operating	$189
Total	189

Expenses:
Operating	96
Interest	18
Total	114
75
Income tax expense	28
Net income	47

Operating revenues consisted primarily of natural gas and natural gas liquid (“NGL”) sales of $186 million for the three months ended March 31, 2008. During the period, HighMount produced 25.7 billion cubic feet equivalents of natural gas (“Bcfe”) and sold 24.1 Bcfe for an average realized price per thousand cubic feet equivalents of  natural gas (“Mcfe”), including the impact of hedging activities, of $7.70. Total gas sales were primarily driven by production from the Permian basin, which contributed 22.3 Bcfe. The average realized price per Mcfe of gas sold, without the impact of hedging activity, was $8.08.

Operating expenses primarily consist of production expenses, general and administrative costs and depreciation, depletion and amortization. Production expenses totaled $38 million for the three months ended March 31, 2008, or $1.56 per Mcfe sold, and included production and ad valorem taxes of $16 million. General and administrative expenses were $18 million, or $0.71 per Mcfe sold, and primarily consisted of compensation related costs. Depreciation, depletion and amortization expenses totaled $40 million and included depletion of natural gas and NGL properties of $37 million. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense was $1.43 per Mcfe.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 70% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$212	$186
Net investment income	1	4
Total	213	190
Expenses:
Operating	105	93
Interest	19	17
Total	124	110
	89	80
Income tax expense	25	25
Minority interest	25	16
Net income	$39	$39

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas. Transportation and storage services are provided under firm service and interruptible service agreements. Transportation and storage rates and general terms and conditions of service are established by, and subject to review and revision by, the Federal Energy Regulatory Commission (“FERC”).

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

Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affects its transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affects its PAL and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in producing locations such as the Bossier Sands and Barnett Shale gas producing regions in East Texas, which has resulted in additional supply being available on the west side of Boardwalk Pipeline’s system. This has resulted in widened west-to-east basis differentials which have benefited its transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which, together with the higher production levels in East Texas, have formed the basis for several pipeline expansion projects including those being undertaken by Boardwalk Pipeline. Wide spreads in natural gas prices between time periods during the past two to three years, for example fall 2006 to spring 2007, were favorable for Boardwalk Pipeline’s PAL and interruptible storage services during that period. These spreads decreased substantially in 2007, which resulted in reduced PAL and interruptible storage revenues. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Total revenues increased by $23 million to $213 million for the three months ended March 31, 2008, compared to $190 million for the three months ended March 31, 2007. Operating revenues increased primarily due to a $17 million increase in gas transportation revenues, excluding fuel, $11 million of which was generated by the East Texas to Mississippi pipeline expansion project for which Boardwalk Pipeline began providing services in the first quarter 2008. Revenues increased $11 million due to a gain from the settlement of a contract claim and were partially offset by a $10 million decrease in PAL revenues. Operating expenses increased $12 million in the three months ended March 31, 2008, primarily due to a $12 million increase in depreciation and property taxes related to an increase in Boardwalk Pipeline’s asset base from expansion.

Net income remained flat for the three months ended March 31, 2008, compared to the prior year, primarily due to the activity discussed above, offset by a $9 million increase in minority interest expense, reflecting the issuance of new common units by Boardwalk Pipeline in 2007.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$97	$95
Total	97	95
Expenses:
Operating	76	74
Interest	3	3
Total	79	77
	18	18
Income tax expense	7	7
Net income	$11	$11

Revenues increased by $2 million or 2.1%, and net income remained flat in the three months ended March 31, 2008, as compared to the corresponding period of 2007.

Revenues increased in the three months ended March 31, 2008, as compared to the corresponding period of 2007, due to an increase in revenue per available room to $185.54, compared to $179.10 in the prior year, reflecting improvements in average room rates of $13.20, or 5.3%, offset by a slight decrease in occupancy rates.

Net income for the three months ended March 31, 2008 remained flat due to a slight increase in general and administrative expenses offset by the increased revenues discussed above.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Corporate and Other

Corporate operations consist primarily of investment income, investment gains (losses) from non-insurance subsidiaries, corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2008	2007
(In millions)

Revenues:
Net investment income	$40	$111
Investment gains		138
Other		1
Total	40	250
Expenses:
Operating	20	16
Interest	14	13
Total	34	29
	6	221
Income tax expense	3	78
Income from continuing operations	3	143
Discontinued operations, net	82	3
Net income	$85	$146

Revenues decreased by $210 million or 84.0% and net income decreased by $61 million in the three months ended March 31, 2008, as compared to the corresponding period of 2007.

Revenues and net income decreased for the three months ended March 31, 2008, as compared to the corresponding period of 2007, due to decreased net investment income of $71 million, and decreased investment gains. Investment gains for 2007 related to a $138 million gain ($89 million after tax), from the conversion of Diamond Offshore’s 1.5% debentures into common stock. The decrease in investment income is due to lower yields, a lower invested asset balance and reduced performance of the Company’s trading portfolio in 2008.

Discontinued operations for the three months ended March 31, 2008, reflects an $82 million gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2008, net cash provided by operating activities was $303 million as compared with $217 million for the same period in 2007. Cash provided by operating activities was favorably impacted by decreased loss, tax and expense payments, partially offset by decreased premium collections.

For the three months ended March 31, 2008, net cash provided by investing activities was $11 million as compared with $201 million used by investing activity for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

For the three months ended March 31, 2008, net cash used by financing activities was $273 million as compared with $26 million for the same period in 2007. In January 2008, CNA repaid its $150 million 6.45% senior note. CNA also purchased outstanding shares of its common stock as discussed below.

CNA believes that its present cash flows from operations, investing activities and financing activities, including cash dividends from CNA subsidiaries, are sufficient to fund its working capital and debt obligation needs.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

Dividends

On March 20, 2008, CNA paid a quarterly dividend of $0.15 per share, to shareholders of record on February 25, 2008. On April 23, 2008, CNA’s Board of Directors declared a quarterly dividend of $0.15 per share, payable May 21, 2008 to shareholders of record on May 7, 2008. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

Share Repurchases

CNA’s Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, CNA’s outstanding common stock, as CNA’s management deems appropriate. For the three months ended March 31, 2008, CNA repurchased a total of 2,649,621 shares at an average price of $26.53 per share. Share repurchases may continue. No shares of CNA common stock were purchased during 2007.

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

Except for the impact of the State Settlement Agreements as described below and the Scott case as described in Note 14, we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending tobacco related litigation and, therefore, no material provision has been made in the Consolidated Financial Statements for any unfavorable outcome. It is possible that our results of operations, cash flows and our financial position could be materially adversely affected by an unfavorable outcome of certain pending litigation.

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

In April 2008, Lorillard paid $793 million under the State Settlement Agreements.  In addition, in April 2008, Lorillard deposited $72 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard and the OPMs that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard’s $72 million reduction is based upon the OPMs collective loss of market share in 2005. In April of 2007 and 2006, Lorillard had previously deposited $111 million and $109 million, respectively,  in the same escrow account discussed above, which was based on a loss of market share in 2004 and 2003 to non-participating manufacturers. Lorillard and other OPMs have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.  Lorillard anticipates the amount payable in 2008 will be approximately $1,050 million to $1,100 million, primarily based on 2007 estimated industry volume.

See Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report for additional information regarding this settlement and other litigation matters.

Lorillard’s cash and investments, net of receivables and payables, totaled $1.7 billion and $1.5 billion at March 31, 2008 and December 31, 2007 respectively. At March 31, 2008, 96.0% of Lorillard’s cash and investments were invested in short term securities.

Cash Flows

The principal source of liquidity for Lorillard’s business and operating needs is internally generated funds from its operations. Lorillard generated net cash flow from operations of $499 million for the three months ended March 31, 2008 compared to a cash outflow of $93 million for the three months ended March 31, 2007. The increased cash flow in 2008 reflects timing differences related to cash payments of estimated taxes and the payment of invoices under the State Settlement Agreements that are based on sales made in the current year but invoiced mostly in the following year, partially offset by lower net income.

Lorillard’s cash flow from investing activities used cash of $209 million for the three months ended March 31, 2008 compared to $327 million provided in 2007. The decrease in cash flow from investing activities in 2008 is primarily due to the change in invested cash balances as a result of the timing differences for the cash payments discussed above. During the first three months of 2008, capital expenditures were $7 million compared to $14 million for the corresponding period of 2007.   The expenditures were primarily for the modernization of manufacturing equipment. Lorillard’s capital expenditures for 2008 are forecasted to be between $40 and $50 million.

Cash flow from operations continues to exceed Lorillard’s working capital and capital expenditure requirements. During the first three months of 2008, Lorillard paid cash dividends to Loews of $291 million and on April 28, 2008, paid a cash dividend of $199 million.

Lorillard believes that cash flow from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the State Settlement Agreements and to fund its working capital and capital expenditure requirements.  Lorillard cannot predict its cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $623 million at March 31, 2008, compared to $640 million at December 31, 2007. In 2008, Diamond Offshore paid cash dividends totaling $191 million, consisting of special cash dividends in 2008 of $174 million and its regular quarterly cash dividends of $17 million. In April of 2008, Diamond Offshore announced a special cash dividend of $1.25 per share and a regular cash dividend of $0.125 per share.

Cash provided by operating activities was $299 million in the three months ended March 31, 2008, compared to $380 million in the comparable period of 2007. The decrease in cash flow from operations is primarily due to an increase in net cash required to satisfy Diamond Offshore’s working capital requirements, partially offset by an increase in net income and depreciation and other, net non-cash items compared to the first quarter of 2007. Trade and other receivables used $78 million during the first three months of 2008 compared to providing $102 million during the first three months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by Diamond Offshore’s rigs subsequent to the first quarter of 2007.

The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. Diamond Offshore expects to spend approximately $308 million to modernize this rig of which $198 million had been spent through March 31, 2008.

Construction of one of Diamond Offshore's two high-performance, premium jack-up rigs, the Ocean Shield has been completed and the rig is currently being commissioned. Construction of the Ocean Scepter is nearing completion, and Diamond Offshore  expects commissioning of the rig to be completed during the second quarter of 2008. The aggregate expected cost for both rigs is approximately $320 million, including drill pipe and capitalized interest, of which $258 million had been spent through March 31, 2008.

Diamond Offshore estimates that capital expenditures in 2008 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $500 million. In the three months ended March 31, 2008, Diamond Offshore spent approximately $100 million for capital additions, including $11 million towards modification of certain of its rigs to meet contractual requirements.

As of March 31, 2008 and December 31, 2007, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $54 million in letters of credit were issued under the credit facility as of March 31, 2008.

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

Under Diamond Offshore’s current insurance policy that expires on May 1, 2008, Diamond Offshore’s deductible for physical damage due to named windstorms in the U.S. Gulf of Mexico is $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2008 is limited to $125 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment or to the property of others for which Diamond Offshore may be liable, it could have a material adverse effect on our financial position, results of operations or cash flows.

Diamond Offshore is in the process of renewing its principal insurance coverages effective May 1, 2008. Diamond Offshore expects its coverage, deductibles and policy limits for physical damage to be similar to those of its current policy.

HighMount

Net cash flows provided by operating activities were $156 million. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions. Cash used in investing activities in the three months ended March 31, 2008 was $134 million. HighMount spent $92 million on capital expenditures for its drilling program.

At March 31, 2008 and December 31, 2007, $47 million was outstanding under HighMount’s $400 million revolving credit facility. In addition, $6 million in letters of credit have been issued, which reduced the available capacity under the facility to $347 million.

For the three months ended March 31, 2008, HighMount’s average realized prices, including hedging activity, were $7.43 per Mcf of natural gas, $46.92 per barrel (“Bbl”) of NGL and $94.85 per Bbl of oil. HighMount’s averaged realized prices, without the impact of hedging activity, were $7.50 per Mcf of natural gas, $55.64 per Bbl of NGL and $94.85 per Bbl of oil.

Boardwalk Pipeline

At March 31, 2008 and December 31, 2007, cash and investments amounted to $36 million and $317 million, respectively. Funds from operations for the three months ended March 31, 2008 amounted to $89 million, compared to $77 million in the first three months of 2007. In the three months ended March 31, 2008 and 2007, Boardwalk Pipeline’s capital expenditures were $543 million and $162 million, respectively.

Boardwalk Pipeline maintains a $1.0 billion revolving credit facility. During the first three months of 2008, Boardwalk Pipeline borrowed and repaid $153 million under the facility. As of March 31, 2008, Boardwalk Pipeline was in compliance with all covenant requirements under its $1.0 billion revolving credit agreement and no amount was drawn under this facility. In addition, Boardwalk Pipeline has outstanding letters of credit for $96 million to support certain obligations associated with its pipeline expansion projects, which reduced the available capacity under the facility.

In August of 2007, Boardwalk Pipeline entered into a Treasury rate lock for a notional amount of $150 million to hedge the risk attributable to changes in the risk-free component of forward 10 year interest rates through February 1, 2008. The reference rate on the Treasury rate lock was 4.7%. On February 1, 2008, Boardwalk Pipeline paid the counterparty approximately $15 million to settle the Treasury rate lock. The Treasury rate lock was designated as a cash flow hedge; therefore, the loss will be recognized in Interest expense over ten years.

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013. The proceeds from this offering will primarily be used to finance a portion of its expansion projects.

Maintenance capital expenditures were $5 million in the first three months of 2008. Boardwalk Pipeline expects to fund the remainder of its 2008 maintenance capital expenditures of approximately $57 million from operating cash flows.

Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings. Boardwalk Pipeline expects the total cost of these projects to be as follows:

					Cash
	Estimated	Estimated		Total	Invested
	Initial	Additional		Estimated	through
	Project Cost	Cost		Cost	March 31, 2008
(In millions)

East Texas to Mississippi Expansion	$960			$960	$916
Southeast Expansion	775			775	395
Gulf Crossing Project	1,690			1,690	256
Fayetteville and Greenville Laterals	1,075	$175	(a)	1,250	168
Total	$4,500	$175		$4,675	$1,735

(a)
Related to the addition of compression to increase the transmission capacity from 0.8 Bcf per day to approximately 1.2 Bcf per day on the Fayetteville Lateral and 1.0 Bcf per day on the Greenville Lateral. The compression is expected to be in service in 2010.

Boardwalk Pipeline expects to incur expansion capital expenditures of approximately $2.4 billion in the remainder of 2008 and approximately $0.6 billion in 2009 and 2010 to complete its pipeline expansion projects, based upon current cost estimates. Boardwalk Pipeline has experienced cost increases in these projects and various factors could cause its costs to exceed that amount. Boardwalk Pipeline expects to finance its remaining pipeline expansion capital costs through equity financings and the incurrence of debt, including sales of debt by it and its subsidiaries and borrowings under its revolving credit facility, as well as available operating cash flow in excess of operating needs. However, the impact of the cost increases Boardwalk Pipeline has experienced and may experience in the future to complete its expansion capital projects could adversely impact Boardwalk Pipeline’s financing costs.

During the three months ended March 31, 2008, Boardwalk Pipeline paid cash distributions of $60 million, including $42 million to us. In April of 2008, Boardwalk Pipeline declared a quarterly distribution of $0.465 per unit.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $43 million at March 31, 2008 from $73 million at December 31, 2007. The decrease is primarily due to $35 million of dividends paid to the Parent Company in the first quarter of 2008. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2008 totaled $4.4 billion, as compared to $3.8 billion at December 31, 2007. The increase in net cash and investments is primarily due to the receipt of $501 million in dividends from subsidiaries and the receipt of $250 million in connection with the sale of Bulova, partially offset by $82 million of dividends paid to our shareholders.

On April 24, 2008, our wholly owned subsidiary, Boardwalk Pipelines Holding Corp. (“BPHC”), entered into a Class B Unit Purchase Agreement to purchase 22,866,667 of Boardwalk Pipeline’s newly created class B units representing limited partner interests (“class B units”) for $30 per class B unit, or an aggregate purchase price of $686 million. BPHC owns approximately 70% of Boardwalk Pipeline, including 100% of Boardwalk Pipeline’s general partner which will contribute an additional $14 million to Boardwalk Pipeline to maintain its 2% general partner interest. Boardwalk Pipeline intends to use the proceeds of approximately $700 million to fund a portion of the costs of its ongoing expansion projects. The transaction is expected to close on or about June 17, 2008.

Beginning with the distribution in respect of the quarter ending September 30, 2008, the class B units will share in quarterly distributions of available cash from operating surplus on a pari passu basis with Boardwalk Pipeline’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units will not participate in quarterly distributions above $0.30 per unit. The class B units will be convertible into common units of Boardwalk Pipeline on a one-for-one basis at any time after June 30, 2013.

As of March 31, 2008, there were 529,701,152 shares of Loews common stock outstanding and 108,476,929 shares of Carolina Group stock outstanding. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. As a result of the proposed Separation and related proposed exchange offer of Loews common stock for Lorillard common stock referred to under “MD&A – Proposed Separation of Lorillard” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the  year ended December 31, 2007, we are restricted by SEC regulations, unless we are granted an exemption by the SEC or we abandon the proposed exchange offer, from purchasing Loews common stock and Carolina Group stock until ten business days following completion or termination of the proposed exchange offer.

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

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2008	2007
(In millions)

Fixed maturity securities	$518	$496
Short term investments	39	50
Limited partnerships	(39)	52
Equity securities	5	5
Income (loss) from trading portfolio (a)	(77)	3
Other	6	10
Total investment income	452	616
Investment expense	(18)	(8)
Net investment income	$434	$608

(a)	The change in net unrealized gains on trading securities, included in net investment income, was $(13) and $2 for the three months ended March 31, 2008 and 2007.

Net investment results decreased by $174 million for the three months ended March 31, 2008 compared with the same period in 2007. The decrease was primarily driven by decreased results from limited partnerships and the trading portfolio. The decreased results from the trading portfolio were largely offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income.

The bond segment of the investment portfolio yielded 5.9% and 5.8% for the three months ended March 31, 2008 and 2007.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2008	2007
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. government bonds	$32	$2
Corporate and other taxable bonds	(31)	25
Tax-exempt bonds	40	(11)
Asset-backed bonds	(39)	(33)
Redeemable preferred stock	(4)
Total fixed maturity securities	(2)	(17)
Equity securities	(15)	4
Derivative securities	(44)	(8)
Short term investments	2
Other invested assets, including dispositions	8
Total realized investment gains (losses)	(51)	(21)
Income tax benefit	18	7
Minority interest	4	2
Net realized investment gains (losses)	$(29)	$(12)

Net realized investment losses increased by $17 million for the three months ended March 31, 2008 compared with the same period in 2007. The increase in net realized investment losses was primarily driven by a decrease in net realized results for derivative and equity securities, partially offset by an increase in net realized results for fixed maturity securities.

For the three months ended March 31, 2008, other-than-temporary impairment (“OTTI”) losses of $50 million were recorded primarily within the asset-backed bonds sector. The OTTI losses related to securities for which CNA did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, CNA’s intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. CNA’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments included significant credit spread widening in fixed income sectors and market disruptions surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in CNA’s judgment, recovery to cost is not likely. For the three months ended March 31, 2008, 22.0% of the OTTI losses were taken on common stock and 30.0% were taken on below investment grade securities.

For the three months ended March 31, 2007, OTTI losses of $51 million were recorded primarily within the asset-backed bonds and corporate and other taxable bonds sectors. The majority of the OTTI losses recorded for the three months ended March 31, 2007 were due to CNA’s lack of intent to hold until an anticipated recovery of cost or maturity.

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

The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and & Other Insurance segments.

The effective durations of fixed maturity securities, short term investments and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,927	10.6	$9,211	10.7
Other interest sensitive investments	28,267	3.3	29,406	3.3
Total	$37,194	5.0	$38,617	5.1

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing Standard & Poor’s (“S&P”) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $34 million as of March 31, 2008. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of March 31, 2008, CNA provided $67 million of cash as collateral for over-the-counter derivative instruments.

CNA classifies its fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income. As of January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurement.” See Notes 1 and 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further information.

The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities:

Three Months Ended March 31	2008	2007
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$117	$98
Gross realized losses	(119)	(115)
Net realized losses on fixed maturity securities	(2)	(17)
Equity securities:
Gross realized gains	4	7
Gross realized losses	(19)	(4)
Net realized gains (losses) on equity securities	(15)	3
Net realized losses on fixed maturity
and equity securities	$(17)	$(14)

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
(In millions)

A provider of wireless and wire line communication services.
Securities were sold to reduce exposure because the company
announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating
downgrade.	$38	$16	7 - 12

A provider of electronic communications solutions. Company
announced a decision to explore the sale of a struggling and major product unit creating uncertainty with respect to asset value relative to total debt. Securities were sold to reduce
exposure.	61	7	7 - 12

Total	$99	$23

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	March 31, 2008		December 31, 2007
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$1,468	3.6%	$687	1.7%
Asset-backed securities	10,332	25.5	11,409	27.3
States, municipalities and political subdivisions-
tax-exempt	6,957	17.1	7,675	18.4
Corporate securities	8,624	21.3	8,952	21.4
Other debt securities	3,934	9.7	4,299	10.3
Redeemable preferred stock	1,025	2.5	1,058	2.5
Total fixed maturity securities available-for-sale	32,340	79.7	34,080	81.6

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies	5		5
Asset-backed securities	24	0.1	31	0.1
Corporate securities	110	0.3	123	0.3
Other debt securities	17		18
Total fixed maturity securities trading	156	0.4	177	0.4

Equity securities available-for-sale:
Common stock	432	1.1	452	1.1
Preferred stock	42	0.1	116	0.3
Total equity securities available-for-sale	474	1.2	568	1.4

Short term investments available-for-sale	5,209	12.9	4,497	10.8
Short term investments trading	138	0.3	180	0.4
Limited partnerships	2,245	5.5	2,214	5.3
Other investments	9		46	0.1
Total general account investments	$40,571	100.0%	$41,762	100.0%
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis.  Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a net unrealized loss of $1,272 million at March 31, 2008 compared with a net unrealized gain of $74 million at December 31, 2007.  The unrealized position at March 31, 2008 was comprised of a net unrealized loss of $1,460 million for fixed maturity securities, a net unrealized gain of $187 million for equity securities and a net unrealized gain of $1 million for short term investments.  The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments.  See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at March 31, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	6.0%	3.0%
Due after one year through five years	34.0	30.0
Due after five years through ten years	19.0	25.0
Due after ten years	41.0	42.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed maturity securities available-for-sale at March 31, 2008 that were in a gross unrealized loss position had a fair value of $2,531 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of March 31, 2008 and December 31, 2007.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
March 31, 2008	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,688	$63	$65	$25	$6	$159
7-12 months	814	27	66	11	65	169
13-24 months	27		3		4	7
Greater than 24 months	2
Total non-investment grade	$2,531	$90	$134	$36	$75	$335

December 31, 2007

Fixed maturity securities:
Non-investment grade:
0-6 months	$1,549	$57	$16	$3		$76
7-12 months	125	7	1			8
13-24 months	26	1	1	1	$1	4
Greater than 24 months	8		2			2
Total non-investment grade	$1,708	$65	$20	$4	$1	$90

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at March 31, 2008 or December 31, 2007. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of March 31, 2008 that were in a gross unrealized loss position had a fair value of $72 million and gross unrealized losses of $5 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the cost of its investment through an anticipated recovery in the fair value of such securities.

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

The general account portfolio consists primarily of high quality bonds, 89.0% and 89.1% of which were rated as investment grade (rated BBB- or higher) at March 31, 2008 and December 31, 2007.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	March 31, 2008		December 31, 2007
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,596	5.1%	$816	2.5%
Other AAA rated	13,864	44.0	16,728	50.4
AA and A rated	6,787	21.6	6,326	19.1
BBB rated	5,745	18.3	5,713	17.2
Non investment-grade	3,479	11.0	3,616	10.8
Total	$31,471	100.0%	$33,199	100.0%

At March 31, 2008 and December 31, 2007, approximately 97.0% and 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (“Moody’s”). The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2008 was $318 million, which represents 0.8% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $171 million at March 31, 2008.

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	March 31,	December 31,
	2008	2007
(In millions)

Short term investments available-for-sale:
Commercial paper	$2,294	$3,040
U.S. Treasury securities	536	577
Money market funds	194	72
Other, including collateral held related to securities lending	2,185	808
Total short term investments available-for-sale	5,209	4,497

Short term investments trading:
Commercial paper	18	35
Money market funds	114	139
Other	6	6
Total short term investments trading	138	180
Total short term investments	$5,347	$4,677

The fair value of collateral held related to securities lending, included in other short term investments, was $878 million and $53 million at March 31, 2008 and December 31, 2007, respectively.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities as of March 31, 2008.

						Percent	Percent
	Security Type					Of Total	Of Total
March 31, 2008	MBS	CMO	ABS	CDO	Total	Security Type	Investments
(In millions of dollars)

U.S. government agencies	$1,022	$1,229			$2,251	21.4%	4.7%
AAA		4,962	$2,235	$9	7,206	68.3	15.2
AA		24	254	51	329	3.1	0.7
A		23	157	126	306	2.9	0.6
BBB		8	381	12	401	3.8	0.8
Non-investment grade and
equity tranches		2	39	11	52	0.5	0.1
Total fair value	$1,022	$6,248	$3,066	$209	$10,545	100.0%	22.1%
Total amortized cost	$1,018	$6,561	$3,336	$413	$11,328

Percent of total fair value
by security type	9.7%	59.3%	29.0%	2.0%	100.0%

Sub-prime (included
above)
Fair value		$5	$1,485	$18	$1,508	14.6%	3.2%
Amortized cost		5	1,634	37	1,676	14.8	3.5

Alt-A (included above)
Fair value		$1,213	$1	$32	$1,246	11.8%	2.6%
Amortized cost		1,299	1	35	1,335	11.8	2.8

Included in the Company’s fixed maturity securities at March 31, 2008 were $10,545 million of asset-backed securities, at fair value, which represents 22.1% of total invested assets. Of the total asset-backed securities, 89.7% were U.S. Government Agency issued or AAA rated. The majority of these asset-backed securities are actively traded in liquid markets. Of the total invested assets, $1,508 million or 3.2% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 2.6% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 98.0% were rated investment grade, while over 99.0% of the Alt-A securities were rated investment grade. CNA believes that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $33 million through limited partnerships and credit default swaps.

All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $30 million after tax and minority interest for the three months ended March 31, 2008. Included in this OTTI loss was $26 million after tax and minority interest related to securities with sub-prime and Alt-A exposure. The Company’s review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to the Company’s individual sub-prime and Alt-A exposures, the Company believes that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond current expectations may cause the Company to reconsider and record additional OTTI losses.

ACCOUNTING STANDARDS

In December of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of

Boardwalk Pipeline common units ($472 million at December 31, 2007) will be recognized in the shareholders’ equity section of the Consolidated Condensed Balance Sheets as opposed to the Consolidated Condensed Statements of Income.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact that adopting SFAS No. 161 will have on our results of operations and equity.

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

•
the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment - CNA Financial - Reserves – Estimates and Uncertainties” in the MD&A portion of our Annual Report on Form 10-K for the year ended December 31, 2007;

•
the possibility of further changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•	the effects of corporate bankruptcies and accounting errors on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our tobacco subsidiaries

•	the outcome of pending litigation;

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep-discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions; and

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

•
changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities (sub-prime) including claims under directors and officers and errors and omissions coverages in connection with market disruptions recently experienced in relation to the sub-prime crisis in the U.S. economy;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•
potential changes in accounting policies by the FASB, the SEC or regulatory agencies for any of our subsidiaries’ industries which may cause us or our subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure our and our subsidiaries’ business or financial performance;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at March 31, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on March 31, 2008 and December 31, 2007 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $322 million and $333 million at March 31, 2008 and December 31, 2007, respectively. A 100 basis point decrease would result in an increase in market value of $346 million and $350 million at March 31, 2008 and December 31, 2007, respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at March 31, 2008 and December 31, 2007, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at March 31, 2008 and December 31, 2007, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at March 31, 2008 and December 31, 2007. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them, generally under parking and lending services and no notice services. Boardwalk Pipeline maintains credit policies intended to minimize risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to customers. As of March 31, 2008, the amount of gas loaned out by Boardwalk Pipeline was approximately 37.8 trillion British thermal units (“TBtu”) and the amount considered an imbalance was approximately 3.6 TBtu. Assuming an average market price during March 2008 of $9.32 per million British thermal units (“MMBtu”), the market value of gas loaned out and considered an imbalance at March 31, 2008, would have been approximately $385 million. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities (a)	$750	$744	$(187)	$(186)
Futures – short			21	102
Options – purchased	45	35	11	1
–written	(26)	(16)		(5)
Short sales	(81)	(84)	20	21
Limited partnership investments	419	443	(29)	(30)

Interest rate (2):
Futures – long				(9)
Fixed maturities – long	567	582	(2)	(4)
Fixed maturities – short		(16)		2
Short term investments	3,273	2,628
Other derivatives	1		2	(3)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(157) and $(171) at March 31, 2008 and December 31, 2007, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$477	$568	$(119)	$(142)
Separate accounts	40	45	(10)	(11)
Limited partnership investments	1,928	1,927	(108)	(118)

Interest rate (2):
Fixed maturities (a)(b)	32,340	34,081	(1,900)	(1,900)
Short term investments (a)	7,620	6,843	(4)	(4)
Other invested assets	6	8
Interest rate swaps and other (c)	(136)	(88)	69	81
Other derivative securities	1	38	126	33
Separate accounts (a):
Fixed maturities	410	419	(18)	(20)
Short term investments	9	6
Debt	(7,268)	(7,204)

Commodities (3):
Forwards – short (c)	(128)	11	(195)	(119)
Forwards – long	3		3	3

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(315) and $(317) at March 31, 2008 and December 31, 2007, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(103) and $(106) at March 31, 2008 and December 31, 2007, respectively.

(c)	The market risk at March 31, 2008 and December 31, 2007 will generally be offset by recognition of the underlying hedged transaction.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of March 31, 2008.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2008, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

1.         Insurance Related.

Information with respect to insurance related legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

2.         Tobacco Related.

Information with respect to tobacco related legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements in Part I of this Report and Item 3, Legal Proceedings, and Exhibit 99.01, Pending Tobacco Litigation, of the Company’s Report on Form 10-K for the year ended December 31, 2007.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which are included under the heading “Risks Related to Us and Our Subsidiary, Lorillard, Inc.” are  amended and restated in their entirety as follows:

The Florida Supreme Court’s ruling in Engle has resulted in additional litigation against cigarette manufacturers, including Lorillard.

The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The case was tried between 1998-2000 in a multi-phase trial that resulted in verdicts in favor of the class. During 2006, the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. During February of 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The 2006 ruling by the Florida Supreme Court in Engle also permits members of the Engle class to file individual claims, including claims for punitive damages. Lorillard refers to these cases as the Engle Progeny Cases. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard is a defendant in approximately 1,900 cases pending in various state and federal courts in Florida that were filed by members of the Engle class. These 1,900 cases are filed on behalf of approximately 8,350 individual plaintiffs. The period for filing the Engle Progeny Cases expired during January 2008, but Florida law permits plaintiffs 120 days after a suit has been initiated to effect service. As a result, the final number of Engle Progeny Cases is not yet known.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect Lorillard.

Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes. For example, in the course of hearings held in Congress in 2007 and 2008 on a bill to grant the FDA authority to regulate tobacco products, several amendments were offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. Also, in 2002, the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents…” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” If such claims were to be substantiated, Lorillard, as the leading manufacturer of mentholated cigarettes in the United States, could face increased exposure to tobacco-related litigation. Even if those claims are not substantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard’s sales, including sales of Newport. Some critics of mentholated cigarettes have called for a ban on the use of menthol in cigarettes.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2007 included under the heading “Risks Related to Us and Our Subsidiaries Generally – Certain of our subsidiaries are subject to extensive federal, state and local governmental regulations – Lorillard.” is amended and restated in its entirety as follows:

Certain of our subsidiaries are subject to extensive federal, state and local governmental regulations.

Lorillard. A bill that would grant the U.S. Food and Drug Administration (“FDA”) authority to regulate tobacco products was introduced in Congress in February 2007. The bill, which is being supported by Philip Morris USA (“Philip Morris”) and opposed by Lorillard and Reynolds American Inc. (“RAI”), has been considered and approved by Congressional committees in both houses of Congress during 2007 and 2008. It is possible that the full Senate and House of Representatives will consider and approve the bill later in 2008.

The proposed bill would:

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes.

It is possible that such additional regulation could result in a decrease in cigarette sales in the United States (including sales of Lorillard brands) and increased costs to Lorillard. Lorillard believes that such regulation may adversely affect its ability to compete against its larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

Item 6.  Exhibits.

Exhibit
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

LOEWS CORPORATION
(Registrant)

Dated: April 30, 2008	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)