Form 10-Q
period 2008-06-30
LOEWS CORP
filed 2008-07-30
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at July 18, 2008
Common stock, $0.01 par value	436,267,871 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
June 30, 2008 and December 31, 2007	3

Consolidated Condensed Statements of Income
Three and six months ended June 30, 2008 and 2007	4

Consolidated Condensed Statements of Shareholders’ Equity
June 30, 2008 and 2007	6

Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2008 and 2007	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures about Market Risk	73

Item 4. Controls and Procedures	76

Part II. Other Information

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 4. Submission of Matters to a Vote of Security Holders	77

Item 6. Exhibits	79

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $32,422 and $34,816	$30,980	$34,663
Equity securities, cost of $2,267 and $1,143	2,196	1,347
Limited partnership investments	2,428	2,321
Other investments	18	108
Short term investments	9,736	8,230
Total investments	45,358	46,669
Cash	168	140
Receivables	11,965	11,469
Property, plant and equipment	11,782	10,218
Deferred income taxes	1,026	441
Goodwill and other intangible assets	1,357	1,353
Assets of discontinued operations	6	2,841
Other assets	1,502	1,347
Deferred acquisition costs of insurance subsidiaries	1,167	1,161
Separate account business	451	476
Total assets	$74,782	$76,115

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$28,202	$28,588
Future policy benefits	7,326	7,106
Unearned premiums	3,644	3,597
Policyholders’ funds	582	930
Total insurance reserves	39,754	40,221
Payable to brokers	1,971	580
Collateral on loaned securities		63
Short term debt	258	358
Long term debt	7,137	6,900
Reinsurance balances payable	373	401
Liabilities of discontinued operations		1,637
Other liabilities	3,803	3,990
Separate account business	451	476
Total liabilities	53,747	54,626
Minority interest	4,254	3,898
Preferred stock, $0.10 par value,
Authorized – 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 436,267,871 and 529,683,628 shares	4	5
Former Carolina Group stock		1
Additional paid-in capital	3,280	3,967
Earnings retained in the business	14,598	13,691
Accumulated other comprehensive income (loss)	(1,101)	(65)
	16,781	17,599
Less treasury stock, at cost (340,000 shares of former Carolina Group stock)		8
Total shareholders’ equity	16,781	17,591
Total liabilities and shareholders’ equity	$74,782	$76,115

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except per share data)

Revenues:
Insurance premiums	$1,774	$1,872	$3,586	$3,734
Net investment income	697	785	1,176	1,518
Investment gains (losses)	(111)	(108)	(162)	(129)
Gain on issuance of subsidiary stock	2	4	2	139
Contract drilling revenues	937	636	1,707	1,226
Other	623	328	1,225	697
Total	3,922	3,517	7,534	7,185

Expenses:
Insurance claims and policyholders’ benefits	1,472	1,473	2,861	2,921
Amortization of deferred acquisition costs	360	372	728	753
Contract drilling expenses	271	222	558	434
Other operating expenses	624	532	1,241	1,018
Interest	88	71	177	149
Total	2,815	2,670	5,565	5,275
Income before income tax and minority interest	1,107	847	1,969	1,910
Income tax expense	340	256	593	592
Minority interest	256	169	456	335
Total	596	425	1,049	927
Income from continuing operations	511	422	920	983
Discontinued operations, net:
Results of operations	170	232	343	439
Gain on disposal	4,282		4,362
Net income	$4,963	$654	$5,625	$1,422

Net income attributable to:
Loews common stock:
Income from continuing operations	$511	$422	$920	$983
Discontinued operations, net	4,348	91	4,494	180
Loews common stock	4,859	513	5,414	1,163
Former Carolina Group stock - discontinued
operations, net	104	141	211	259
Total	$4,963	$654	$5,625	$1,422

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except per share data)

Basic net income per Loews common share:
Income from continuing operations	$1.00	$0.78	$1.77	$1.83
Discontinued operations, net	8.56	0.17	8.66	0.33
Net income	$9.56	$0.95	$10.43	$2.16

Diluted net income per Loews common share:
Income from continuing operations	$1.00	$0.78	$1.77	$1.82
Discontinued operations, net	8.54	0.17	8.64	0.33
Net income	$9.54	$0.95	$10.41	$2.15

Basic net income per former Carolina Group share:
Discontinued operations, net	$0.97	$1.31	$1.95	$2.39

Diluted net income per former Carolina Group
share:
Discontinued operations, net	$0.96	$1.30	$1.95	$2.39

Basic weighted average number of shares outstanding:
Loews common stock	508.16	536.30	518.93	538.90
Former Carolina Group stock	108.48	108.44	108.47	108.41

Diluted weighted average number of shares
outstanding:
Loews common stock	509.43	537.50	520.17	540.01
Former Carolina Group stock	108.60	108.56	108.60	108.54

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Former		Earnings	Accumulated	Common
	Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
	Income	Common	Group	Paid-in	in the	Comprehensive	Held in
	(Loss)	Stock	Stock	Capital	Business	Income (Loss)	Treasury
(In millions, except per share data)

Balance, January 1, 2007		$5	$1	$4,018	$12,099	$387	$(8)
Adjustment to initially apply:
FIN No. 48					(37)
FSP FTB 85-4-1					34
Balance, January 1, 2007 as adjusted		5	1	4,018	12,096	387	(8)
Comprehensive income:
Net income	$1,422				1,422
Other comprehensive loss	(276)					(276)
Comprehensive income	$1,146
Dividends paid:
Loews common stock, $0.125
per share					(67)
Former Carolina Group stock, $0.91
per share					(99)
Purchase of Loews treasury stock							(384)
Issuance of Loews common stock				3
Issuance of former Carolina Group
stock				3
Stock-based compensation				14
Other				1	(3)
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 11)				26
Balance, June 30, 2007		$5	$1	$4,065	$13,349	$111	$(392)

Balance, January 1, 2008		$5	$1	$3,967	$13,691	$(65)	$(8)
Comprehensive income:
Net income	$5,625				5,625
Other comprehensive loss	(1,089)					(1,089)
Comprehensive income	$4,536
Dividends paid:
Loews common stock, $0.125
per share					(66)
Former Carolina Group stock, $0.91
per share					(99)
Issuance of Loews common stock				2
Redemption of former Carolina
Group stock (Note 2)			(1)		(602)	53	8
Exchange of Lorillard common stock
for Loews common stock (Note 2)							(4,650)
Stock-based compensation				11
Retirement of treasury stock		(1)		(700)	(3,949)		4,650
Other					(2)
Balance, June 30, 2008		$4	$-	$3,280	$14,598	$(1,101)	$-

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2008	2007
(In millions)

Operating Activities:

Net income	$5,625	$1,422
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	(3,777)	(138)
Changes in operating assets and liabilities, net:
Reinsurance receivables	447	556
Other receivables	(271)	(72)
Federal income tax	(32)	21
Prepaid reinsurance premiums	(20)	(22)
Deferred acquisition costs	(6)	(7)
Insurance reserves and claims	(148)	(86)
Reinsurance balances payable	(28)	(11)
Other liabilities	(504)	(171)
Trading securities	1,488	587
Other, net	(94)	(64)
Net cash flow operating activities - continuing operations	2,680	2,015
Net cash flow operating activities - discontinued operations	151	297
Net cash flow operating activities - total	2,831	2,312

Investing Activities:

Purchases of fixed maturities	(28,260)	(33,938)
Proceeds from sales of fixed maturities	26,260	31,598
Proceeds from maturities of fixed maturities	2,464	2,836
Purchases of equity securities	(133)	(97)
Proceeds from sales of equity securities	132	109
Purchases of property, plant and equipment	(1,779)	(718)
Proceeds from sales of property, plant and equipment	15	13
Change in collateral on loaned securities	(63)	(503)
Change in short term investments	(1,542)	(1,207)
Change in other investments	(153)	(85)
Other, net	1	56
Net cash flow investing activities - continuing operations	(3,058)	(1,936)
Net cash flow investing activities - discontinued operations,
including proceeds from dispositions	618	169
Net cash flow investing activities - total	(2,440)	(1,767)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2008	2007
(In millions)

Financing Activities:

Dividends paid	$(165)	$(166)
Dividends paid to minority interest	(233)	(315)
Purchases of treasury shares		(379)
Purchases of treasury shares by subsidiary	(70)
Issuance of common stock	2	7
Proceeds from subsidiaries’ equity issuances	245	312
Principal payments on debt	(747)	(2)
Issuance of debt	886
Receipts of investment contract account balances	2	1
Return of investment contract account balances	(299)	(57)
Excess tax benefits from share-based payment arrangements	3	7
Other	3	9
Net cash flow financing activities - continuing operations	(373)	(583)
Net cash flow financing activities - discontinued operations		3
Net cash flow financing activities - total	(373)	(580)

Effect of foreign exchange rate on cash - continuing operations	(1)	-

Net change in cash	17	(35)
Net cash transactions from:
Continuing operations to discontinued operations	780	520
Discontinued operations to continuing operations	(780)	(520)
Cash, beginning of period	160	174
Cash, end of period	$177	$139

Cash, end of period:
Continuing operations	$168	$133
Discontinued operations	9	6
Total	$177	$139

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). The Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, Lorillard’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Income, and Consolidated Condensed Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued Operations, net and Net cash flows - discontinued operations, respectively.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 and 2007 and changes in cash flows for the six months ended June 30, 2008 and 2007.

Net income for the second quarter and first half of each of the years is not necessarily indicative of net income for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Supplementary cash flow information – As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard resulting in a non-cash gain on disposal of $4.3 billion. Investing activities include accrued capital expenditures of $112 million and $21 million for the six months ended June 30, 2008 and 2007.

Accounting changes – In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. A one year deferral has been granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. As a result, the Company has partially applied the provisions of SFAS No. 157 upon adoption at January 1, 2008. The assets and liabilities that are recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS No. 157 include goodwill, other intangible assets, long term debt and asset retirement obligations. The effect of partially adopting SFAS No. 157 did not have a significant impact on the Company’s financial condition at the date of adoption or the results of operations for the period ended June 30, 2008. See Note 4.

In April of 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation (“FIN”) No. 39.” FSP FIN No. 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN No. 39. Additionally, FSP No. FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The Company adopted FSP No. FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. The Company presented the effect of adopting FSP No. FIN 39-1 as a change in accounting principle through retrospective application. The effect on the Consolidated Condensed Balance Sheet as of December 31, 2007 was an increase of $36 million in Other investments and Payable to brokers. The adoption of FSP No. FIN 39-1 had no impact on the Company’s financial condition or results of operations as of or for the six months ended June 30, 2008.

2.  Separation of Lorillard, Inc.

The Company disposed of Lorillard through the following two integrated transactions, collectively referred to as the “Separation”:

•
On June 10, 2008, the Company distributed 108,478,429 shares, or approximately 62%, of the outstanding common stock of Lorillard in exchange for and in redemption of all of the 108,478,429 outstanding shares of the Company’s former Carolina Group stock, in accordance with the Company’s Restated Certificate of Incorporation (the “Redemption”); and

•
On June 16, 2008, the Company distributed the remaining 65,445,000 shares, or approximately 38%, of the outstanding common stock of Lorillard in exchange for 93,492,857 shares of Loews common stock, reflecting an exchange ratio of 0.70 (the “Exchange Offer”).

As a result of the Separation, Lorillard is no longer a subsidiary of Loews and Loews no longer owns any interest in the outstanding stock of Lorillard. As of the completion of the Redemption, the former Carolina Group and former Carolina Group stock have been eliminated. In addition, at that time all outstanding stock options and stock appreciation rights (“SARs”) awarded under the Company’s former Carolina Group 2002 Stock Option Plan were assumed by Lorillard and converted into stock options and SARs which are exercisable for shares of Lorillard common stock.

The Loews common stock acquired by the Company in the Exchange Offer was recorded as a decrease in the Company’s Shareholders’ equity, reflecting Loews common stock at market value of the shares of Loews common stock delivered in the Exchange Offer. This decline was offset by a $4.3 billion gain to the Company from the Exchange Offer, which was reported as a gain on disposal of the discontinued business.

Prior to the Redemption, the Company had a two class common stock structure: Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were Loews’s 100% ownership of Lorillard, including all dividends paid by Lorillard to Loews, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% interest in the former Carolina Group.

3.  Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Net investment income consisted of:

Fixed maturity securities	$476	$526	$994	$1,022
Short term investments	36	88	89	164
Limited partnerships	46	71	7	123
Equity securities	39	6	44	11
Income from trading portfolio	103	96	51	188
Other	9	21	21	41
Total investment income	709	808	1,206	1,549
Investment expense	(12)	(23)	(30)	(31)
Net investment income	$697	$785	$1,176	$1,518

Investment gains (losses) are as follows:

Fixed maturities	$(158)	$(266)	$(160)	$(283)
Equity securities, including short positions	(14)	10	(29)	14
Derivative instruments	56	147	12	139
Short term investments	5		7
Other, including guaranteed separate account business		1	8	1
Investment losses	(111)	(108)	(162)	(129)
Gain on issuance of subsidiary stock (Note 11)	2	4	2	139
	(109)	(104)	(160)	10
Income tax (expense) benefit	39	36	57	(5)
Minority interest	6	10	10	12
Investment gains (losses), net	$(64)	$(58)	$(93)	$17

   Other-than-temporary impairment (“OTTI”) losses of $170 million were recorded primarily in the asset-backed bonds sector for the three months ended June 30, 2008. This compared to OTTI losses of $176 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors for the three months ended June 30, 2007. Realized investment losses included OTTI losses of $256 million, recorded primarily in the asset-backed bonds sector for the six months ended June 30, 2008. This compared to OTTI losses of $263 million recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors for the six months ended June 30, 2007. The OTTI losses for 2008 were primarily driven by credit issue related OTTI losses. These OTTI losses were driven mainly by credit market conditions and the continued disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities available-for-sale beginning with the June 30, 2008 Consolidated Condensed Balance Sheet.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses

	Amortized	Unrealized	Less Than	12 Months
June 30, 2008	Cost	Gains	12 Months	or Greater	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$597	$92	$1	$1	$687
Asset-backed securities	10,695	69	328	524	9,912
States, municipalities and political
subdivisions-tax exempt	7,153	46	255	111	6,833
Corporate	9,690	170	389	144	9,327
Other debt	3,756	100	131	24	3,701
Redeemable preferred stocks	49	1	1		49
Fixed maturities available-for-sale	31,940	478	1,105	804	30,509
Fixed maturities, trading	482	6	3	14	471
Total fixed maturities	32,422	484	1,108	818	30,980
Equity securities:
Equity securities available-for-sale	1,507	210	186	109	1,422
Equity securities, trading	760	128	68	46	774
Total equity securities	2,267	338	254	155	2,196
Short term investments:
Short term investments available-for-
sale	6,262	1	3		6,260
Short term investments, trading	3,476				3,476
Total short term investments	9,738	1	3	-	9,736
Total	$44,427	$823	$1,365	$973	$42,912

December 31, 2007

Fixed maturity securities:
U.S. government and obligations of
government agencies	$594	$93			$687
Asset-backed securities	11,777	39	$223	$183	11,410
States, municipalities and political
subdivisions-tax exempt	7,615	144	82	2	7,675
Corporate	8,867	246	149	12	8,952
Other debt	4,143	208	48	4	4,299
Redeemable preferred stocks	1,216	2	160		1,058
Fixed maturities available-for-sale	34,212	732	662	201	34,081
Fixed maturities, trading	604	6	19	9	582
Total fixed maturities	34,816	738	681	210	34,663
Equity securities:
Equity securities available-for-sale	366	214	12		568
Equity securities, trading	777	99	69	28	779
Total equity securities	1,143	313	81	28	1,347
Short term investments:
Short term investments available-for-
sale	5,600	3	1		5,602
Short term investments, trading	2,628				2,628
Total short term investments	8,228	3	1	-	8,230
Total	$44,187	$1,054	$763	$238	$44,240

The following table summarizes, available-for-sale securities in an unrealized loss position at June 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	June 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed income securities:
Investment grade:
0-6 months	$11,981	$628	$4,771	$228
7-12 months	2,543	431	1,584	193
13-24 months	1,477	346	690	57
Greater than 24 months	2,057	244	3,869	138
Total investment grade available-for-sale	18,058	1,649	10,914	616

Non-investment grade:
0-6 months	1,012	70	1,527	73
7-12 months	1,262	149	125	8
13-24 months	147	36	26	4
Greater than 24 months	8	4	9	2
Total non-investment grade available-for-sale	2,429	259	1,687	87

Total fixed income securities available-for-sale	20,487	1,908	12,601	703

Redeemable and non-redeemable preferred stocks:
0-6 months	127	14	893	143
7-12 months	745	237	104	28
13-24 months	96	35
Greater than 24 months
Total redeemable and non-redeemable preferred stocks
available-for-sale	968	286	997	171

Available-for-sale equity securities:
0-6 months	33	9	34	1
7-12 months	13	1	1
13-24 months
Greater than 24 months	3		3
Total equity securities available-for-sale	49	10	38	1
Total fixed maturity and equity securities
available-for-sale	$21,504	$2,204	$13,636	$875

At June 30, 2008, the fair value of the available-for-sale fixed maturities was $30,509 million, representing 67.3% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $1,909 million in gross unrealized losses, consisting of asset-backed securities which represented 44.7%, corporate bonds which represented 27.9%, tax-exempt bonds which represented 19.2%, and all other fixed maturity securities which represented 8.2%. The gross unrealized loss for any single issuer was no greater than 0.2% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,095 securities which were, in aggregate, approximately 9.0% below amortized cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at June 30, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of June 30, 2008 is presented below.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the market and specifically in the Company’s portfolio.

The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 624 securities in a gross unrealized loss position aggregating $849 million. Of these securities in a gross unrealized loss position, 54.0% are rated AAA, 19.0% are rated AA, 23.0% are rated A and 4.0% are rated BBB or lower. The aggregate severity of the unrealized loss was approximately 10.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of June 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $214 million. The Company received $53 million of principal repayments on these securities consistent with the cash flow expectations. There were OTTI losses of $128 million and $179 million recorded on asset-backed securities, $118 million and $133 million of which related to specific EITF 99-20 securities for which the most recent evaluation did show an adverse change in cash flows for the three and six months ended June 30, 2008.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 186 agency mortgage-backed pass-through securities and 3 agency CMOs in an unrealized loss position aggregating $3 million as of June 30, 2008. The cumulative unrealized losses on these securities was approximately 4.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. The Company invests in municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 584 securities in a gross unrealized loss position aggregating $366 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses was approximately 7.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008. There were no OTTI losses recorded on municipal securities for the three and six months ended June 30, 2008.

Corporate Bonds

The holdings in this category include 545 securities in a gross unrealized loss position aggregating $533 million. Of the unrealized losses in this category, 59.0% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 8.0% of amortized cost. Within corporate bonds, the industry sectors with the largest gross unrealized losses were financial, consumer cyclical, communications and industrial, which as a percentage of total gross unrealized losses were approximately 39.0%, 21.0%, 11.0% and 8.0% at June 30, 2008. The decline in fair value was primarily attributable to deterioration in the broader credit markets that resulted in widening of credit spreads over risk free rates and macro conditions in certain sectors that the market viewed as out of favor. Because the decline was not related to specific credit quality issues, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at June 30, 2008. There were OTTI losses of $22 million and $32 million recorded on corporate bonds for the three and six months ended June 30, 2008.

Preferred Stock

The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 70.0% of the gross unrealized losses in this category come from securities issued by financial institutions, 27.0% from government agency issued securities and 3.0% from utilities. The holdings in this category include 48 securities in a gross unrealized loss position aggregating $286 million. Of these securities in a gross unrealized loss position, 27.0% are rated AA, 39.0% are rated A, 29.0% are rated BBB and 5.0% are rated lower than BBB. The Company believes the holdings in this category have been adversely impacted by changes in short term interest rates and significant credit spread widening brought on by a combination of factors in the capital markets. Many of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at June 30, 2008. There were OTTI losses of $3 million and $8 million recorded on preferred stock for the three and six months ended June 30, 2008.

Investment Commitments

As of June 30, 2008 and December 31, 2007, the Company had committed approximately $528 million and $461 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2008 and December 31, 2007, the Company had commitments to purchase $76 million and $58 million and sell $4 million and $3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2008 and December 31, 2007, the Company had obligations on unfunded bank loan participations in the amount of $17 million and $23 million.

4.  Fair Value

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

The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices are not available, the Company uses a number of methodologies including discounted cash flow models, prices from recently executed transactions of similar securities or broker/dealer quotes using market observable information to the extent possible to establish fair value estimates. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information when available, or with the Company’s assumptions as to what market participants would use to value the securities. As further validation of the Company’s valuation process, the Company samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

The fair values of CNA’s life settlement contracts investments are included in Other assets. Assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2008	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Fixed maturity securities	$688	$26,858	$3,434	$30,980
Equity securities	1,831	102	263	2,196
Other investments			12	12
Short term investments	6,725	3,011		9,736
Receivables		29		29
Assets of discontinued operations	36	111	23	170
Other assets		18	118	136
Separate account business	42	359	45	446
Total	$9,322	$30,488	$3,895	$43,705

Liabilities:
Payable to brokers	$(196)	$(364)	$(95)	$(655)

The tables below presents a reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Fixed			Assets of		Separate	Derivative
	Maturity	Equity	Short Term	Discontinued	Other	Account	Financial
	Securities	Securities	Investments	Operations	Assets	Business	Instruments, Net
(In millions)

Balance, April 1, 2008	$2,471	$196	$85	$41	$118	$47	$(90)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income	(81)	(1)			12		10
Included in Accumulated
other comprehensive
income (loss)	(55)	(2)				(4)	(9)
Purchases, sales, issuances and
settlements	80	48		(1)	(12)	2	6
Net transfers in (out) of
Level 3	1,019	22	(85)	(17)
Balance, June 30, 2008	$3,434	$263	$-	$23	$118	$45	$(83)

Balance, January 1, 2008	$2,909	$199	$85	$42	$115	$30	$(19)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income	(124)	(3)			30		(21)
Included in Accumulated
other comprehensive
income (loss)	(270)	(3)				(4)	3
Purchases, sales, issuances and
settlements	81	48		(2)	(27)	(1)	(46)
Net transfers in (out) of
Level 3	838	22	(85)	(17)		20
Balance, June 30, 2008	$3,434	$263	$-	$23	$118	$45	$(83)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in Net income for Level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Fixed			Derivative
	Maturity	Equity	Other	Financial
Three Months Ended June 30, 2008	Securities	Securities	Assets	Instruments, Net	Total
(In millions)

Net investment income (loss)	$8	$(1)			$7
Investment gains (losses)	(89)			$23	(66)
Other revenues			$12	(13)	(1)
Total	$(81)	$(1)	$12	$10	$(60)

Six Months Ended June 30, 2008

Net investment income (loss)	$6	$(1)			$5
Investment gains (losses)	(130)	(2)		$1	(131)
Other revenues			$30	(22)	8
Total	$(124)	$(3)	$30	$(21)	$(118)

   The tables below summarize changes in unrealized gains or losses recorded in Net income for the three and six months ended June 30, 2008 for Level 3 assets and liabilities still held at June 30, 2008.

	Fixed			Derivative
	Maturity	Equity	Other	Financial
Three Months Ended June 30, 2008	Securities	Securities	Assets	Instruments, Net	Total
(In millions)

Net investment income (loss)	$(2)	$(1)			$(3)
Investment gains (losses)	(90)	(2)		$15	(77)
Other revenues			$1		1
Total	$(92)	$(3)	$1	$15	$(79)

Six Months Ended June 30, 2008

Net investment income (loss)	$(6)	$(1)			$(7)
Investment losses	(133)	(4)		$(69)	(206)
Other revenues			$5		5
Total	$(139)	$(5)	$5	$(69)	$(208)

Securities transferred into Level 3 for the three and six months ended June 30, 2008 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market liquidity, fair value is determined by cash flow models using market observable and unobservable inputs.

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

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include one equity security, which represents 67.7% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

Life Settlement Contracts

The fair values of life settlement contracts are estimated using discounted cash flows based on CNA’s own assumptions for mortality, premium expense, and the rate of return that a buyer would require on the contracts, as no comparable market pricing data is available.

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

Prior to the Separation, the Company had two classes of common stock:  former Carolina Group stock, a tracking stock intended to reflect the economic performance of a group of the Company’s assets and liabilities, called the former Carolina Group, principally consisting of Lorillard, Inc. and Loews common stock, representing the economic performance of the Company’s remaining assets, including the interest in the former Carolina Group not represented by former Carolina Group stock.

The attribution of income to each class of common stock for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except %)

Loews common stock:

Consolidated net income	$4,963	$654	$5,625	$1,422
Less income attributable to former Carolina Group
stock	104	141	211	259
Income attributable to Loews common stock	$4,859	$513	$5,414	$1,163

Former Carolina Group stock:

Income available to former Carolina Group stock	$168	$227	$339	$416
Weighted average economic interest of the
former Carolina Group	62.4%	62.4%	62.4%	62.4%

Income attributable to former Carolina Group stock	$104	$141	$211	$259

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	508.16	536.30	518.93	538.90
Stock options and stock appreciation rights	1.27	1.20	1.24	1.11
Weighted average shares outstanding-diluted	509.43	537.50	520.17	540.01

Former Carolina Group stock:

Weighted average shares outstanding-basic	108.48	108.44	108.47	108.41
Stock options and stock appreciation rights	0.12	0.12	0.13	0.13
Weighted average shares outstanding-diluted	108.60	108.56	108.60	108.54

Certain options and stock appreciation rights were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loews common stock	1,179,504	2,633	1,176,438	1,324
Former Carolina Group stock	310,125	549	255,983	25,414

6.  Receivables

	June 30,	December 31,
	2008	2007
(In millions)

Reinsurance	$8,242	$8,689
Other insurance	2,284	2,284
Security sales	848	163
Accrued investment income	331	340
Other	1,011	791
Total	12,716	12,267
Less: allowance for doubtful accounts on reinsurance receivables	445	461
allowance for other doubtful accounts and cash discounts	306	337
Receivables	$11,965	$11,469

7.  Property, Plant and Equipment

	June 30,	December 31,
	2008	2007
(In millions)

Land	$70	$70
Buildings and building equipment	638	670
Offshore drilling equipment	5,000	4,540
Machinery and equipment	1,343	1,313
Pipeline equipment	3,397	2,445
Natural gas and NGL proved and unproved properties	3,123	2,869
Construction in process	1,638	1,423
Leaseholds and leasehold improvements	76	79
Total	15,285	13,409
Less accumulated depreciation, depletion and amortization	3,503	3,191
Property, plant and equipment	$11,782	$10,218

Diamond Offshore Construction Projects

Construction in process at June 30, 2008, included $286 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $149 million related to the construction of the Ocean Scepter. Diamond Offshore anticipates delivery of the Ocean Scepter in the third quarter of 2008 and expects the upgrade of the Ocean Monarch to be completed in late 2008. Construction of the Ocean Shield was completed in the second quarter of 2008.

Boardwalk Pipeline Expansion Projects

In 2008, Boardwalk Pipeline placed in service the remaining pipeline assets associated with the East Texas to Mississippi Expansion project from Delhi, Louisiana to Harrisville, Mississippi and related compression. In addition, the pipeline assets and one compressor station related to the Southeast Expansion project were placed in service. As a result, approximately $913 million was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses related to events occurring for the three and six months ended June 30, 2008, net of reinsurance, were $47 million and $100 million. Catastrophe losses in 2008 related primarily to storms, floods, and tornadoes. Catastrophe losses related to events occurring for the three and six months ended June 30, 2007, net of reinsurance, were $12 million and $44 million. Catastrophe losses in 2007 related primarily to tornadoes, floods and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	June 30, 2008		December 31, 2007

		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,206	$326	$2,352	$367
Ceded reserves	(977)	(118)	(1,030)	(125)
Net reserves	$1,229	$208	$1,322	$242

Asbestos

CNA recorded $6 million and $3 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2008 and 2007. CNA paid asbestos-related claims, net of reinsurance recoveries, of $99 million and $89 million for the six months ended June 30, 2008 and 2007.

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. Several insurers have appealed that ruling; that appeal is pending at this time.

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

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was filed on June 9, 2008 and which will be the subject of a later confirmation hearing. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (a) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (b) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (c) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (d) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (e) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (f) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (g) the diseases and damages alleged by such claimants; (h) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (i) whether the Plan, which includes the Addendum, will be approved by the Bankruptcy Court in its current form; and (j) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed and while certain of the Texas courts’ rulings were appealed, plaintiffs later dismissed their appeals. A different Texas court, however, denied similar motions seeking dismissal. After that court denied a related challenge to jurisdiction, the insurers transferred the case, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the case on jurisdictional and substantive grounds. On February 29, 2008, the appellate court denied the insurers’ mandamus petition on procedural grounds, but did not reach a decision on the merits of the petition. Instead, the appellate court allowed to stand the multi-district litigation court’s determination that the case remained on its inactive docket and that no further action can be taken unless qualifying reports are filed or the filing of such reports is waived. With respect to the cases that are still pending in Texas, in June 2008, plaintiffs in the only active case dropped the remaining CNA company from that suit, leaving only inactive cases against CNA companies. In those inactive cases, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (c) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (d) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (e) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

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

Environmental Pollution

CNA recorded $2 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the six months ended June 30, 2008 and 2007. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $36 million and $21 million for the six months ended June 30, 2008 and 2007.

Net Prior Year Development

The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below excludes the impact of increases or decreases in the allowance for uncollectible reinsurance, but includes the impact of commutations.

Three Month Comparison

	Standard	Specialty	Other
Three Months Ended June 30, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(15)	$1	$5	$(9)
A&E			6	6
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(15)	1	11	(3)
Pretax unfavorable (favorable) premium
development	(8)	1	1	(6)
Total pretax unfavorable (favorable) net prior year
development	$(23)	$2	$12	$(9)

Three Months Ended June 30, 2007

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(20)	$(14)	$8	$(26)
A&E			4	4
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(20)	(14)	12	(22)
Pretax unfavorable (favorable) premium
development	16		(5)	11
Total pretax unfavorable (favorable) net prior year
development	$(4)	$(14)	$7	$(11)

2008 Net Prior Year Development

Standard Lines

Approximately $29 million of favorable claim and allocated claim adjustment expense reserve development was recorded due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.

Approximately $8 million of favorable premium development was recorded across several coverages and accident years due to additional premium processing on auditable policies and changes to ultimate premium estimates. This favorable development was offset by additional unfavorable claim and allocated claim adjustment expense reserve development.

Other Insurance

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development

Standard Lines

Approximately $33 million of favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity on claims related to large property products, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual case reserve estimates.

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

Approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on large account retro policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim expense reserve development was due to lower than anticipated frequency and severity.

Specialty Lines

Approximately $9 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the excess and surplus lines of business. This favorable development was primarily related to improved frequency and severity on excess general liability claims across several accident years.

Other Insurance

Approximately $6 million of unfavorable claim and allocated claim adjustment expense reserve development was related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

Six Month Comparison

	Standard	Specialty	Other
Six Months Ended June 30, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(50)	$18	$8	$(24)
A&E			8	8
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(50)	18	16	(16)
Pretax unfavorable (favorable) premium
development	1	(18)		(17)
Total pretax unfavorable (favorable) net prior year
development	$(49)	$-	$16	$(33)

	Standard	Specialty	Other
Six Months Ended June 30, 2007	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(7)	$(7)	$8	$(6)
A&E			4	4
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(7)	(7)	12	(2)
Pretax unfavorable (favorable) premium
development	(10)	(10)	(3)	(23)
Total pretax unfavorable (favorable) net prior year
development	$(17)	$(17)	$9	$(25)

2008 Net Prior Year Development

Standard Lines

Approximately $49 million of favorable claim and allocated claim adjustment expense reserve development was recorded in property coverages. This favorable development was due to lower than expected frequency in accident year 2007 and favorable outcomes on several individual claims in accident years 2006 and prior, including approximately $29 million related to catastrophes, primarily in accident year 2005.

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

Other Insurance

The net prior year development recorded for the six months ended June 30, 2008 relates to the same reasons included in the three month discussion.

2007 Net Prior Year Development

Standard Lines

Approximately $42 million of favorable premium development was recorded primarily as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was offset by $27 million of unfavorable claim and allocated claim adjustment expense reserve development related to this premium.

Approximately $16 million of unfavorable premium development was recorded due to a change in the estimate of CNA’s exposure related to its participation in involuntary pools. This unfavorable premium development was partially offset by $9 million of favorable claim and allocated claim adjustment expense reserve development.

The remaining net prior year development recorded relates primarily to the items included in the three month discussion.

Specialty Lines

Approximately $9 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related primarily to general liability coverages. Unfavorable claim and allocated claim adjustment expense reserve development was recorded related to those premiums.

The remaining net prior year development recorded relates primarily to the items included in the three month discussion.

Other Insurance

The net prior year development recorded for the six months ended June 30, 2007 relates to the same reasons included in the three month discussion.

9.  Debt

In January of 2008, CNA repaid its $150 million 6.45% senior note at maturity.

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013 in a private placement. The proceeds from this offering were primarily used to finance a portion of its expansion projects.

10.  Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2007	$584	$86	$(283)	$387
Unrealized holding losses, net of tax of $145	(228)			(228)
Adjustment for items included in net income,
net of tax of $35	(61)			(61)
Foreign currency translation adjustment, net of
tax of $1		5		5
Pension liability adjustment, net of tax
of $3			8	8
Balance, June 30, 2007	$295	$91	$(275)	$111

Balance, January 1, 2008	$12	$117	$(194)	$(65)
Unrealized holding losses, net of tax of $710	(1,166)			(1,166)
Adjustment for items included in net income,
net of tax of $38 and $20	66		34	100
Foreign currency translation adjustment, net of
tax		(15)		(15)
Pension liability adjustment, net of tax of $4			(8)	(8)
Disposal of discontinued operations, net of tax
of $33			53	53
Balance, June 30, 2008	$(1,088)	$102	$(115)	$(1,101)
11.  Significant Transactions

Diamond Offshore

In the first six months of 2007, the holders of $451 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $2 million aggregate principal amount of Diamond Offshore’s

Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

The Company’s ownership interest in Diamond Offshore declined from approximately 54% to 51% due to these transactions. In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), the Company recognized a pretax gain of $142 million ($92 million after provision for deferred income taxes) on the issuance of subsidiary stock.

Prior to the conversion of Diamond Offshore’s 1.5% convertible debentures, the Company carried a deferred tax liability related to interest expense imputed on the bonds for U.S. federal income tax purposes. As a result of the conversion, the deferred tax liability was settled and a tax benefit of $26 million, net of minority interest, was included in shareholders’ equity as an increase in additional paid-in capital.

Boardwalk Pipeline

In the second quarter of 2008, Boardwalk Pipeline sold 10 million common units at a price of $25.30 per unit in a public offering and received net proceeds of $243 million. In addition, the Company contributed $5 million to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $536 million at June 30, 2008, from $472 million at December 31, 2007. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company has deferred gain recognition until the common units no longer have preference over other classes of securities.

In June of 2008, the Company purchased 22,866,667 of Boardwalk Pipeline’s newly created class B units representing limited partner interests (“class B units”) for $30 per class B unit, or an aggregate purchase price of $686 million. The Company contributed an additional $14 million to maintain its 2% general partner interest. Boardwalk Pipeline intends to use the proceeds of approximately $700 million to fund a portion of the costs of its ongoing expansion projects.

Beginning with the distribution in respect of the quarter ending September 30, 2008, the class B units will share in quarterly distributions of available cash from operating surplus with Boardwalk Pipeline’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units will not participate in quarterly distributions above $0.30 per unit and are convertible into common units of Boardwalk Pipeline on a one-for-one basis at any time after June 30, 2013.

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

At December 31, 2007, the Company expected to contribute $24 million to its pension plans and $13 million to its postretirement healthcare and life insurance benefit plans in 2008. During the six months ended June 30, 2008, CNA decided to contribute an additional $43 million to their pension plan bringing the expected pension contributions to $67 million.

During the first six months of 2008, the Company made $13 million of total contributions to the pension plans and $5 million to the postretirement healthcare and life insurance benefit plans.

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Service cost	$7	$5	$15	$17
Interest cost	42	36	82	81
Expected return on plan assets	(48)	(43)	(96)	(94)
Amortization of net loss			1
Amortization of prior service cost		(1)
Actuarial loss	1	2	2	6
Settlement costs		1		4
Net periodic benefit cost	$2	$-	$4	$14

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Service cost		$1	$1	$1
Interest cost	$3	3	6	7
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of prior service benefit	(7)	(6)	(12)	(13)
Actuarial loss	1		1	1
Regulatory asset decrease	2	2	3	3
Net periodic benefit cost	$(2)	$(1)	$(3)	$(3)

13.  Business Segments

The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each principal operating subsidiary is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA Financial, are included in the Corporate and other segment.

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

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of interstate natural gas pipeline systems located in the Southeast and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio and Illinois.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$922	$1,025	$1,867	$2,095
Specialty Lines	1,039	1,044	2,088	2,066
Life and Group Non-Core	308	334	545	664
Other Insurance	52	66	103	161
Total CNA Financial	2,321	2,469	4,603	4,986
Diamond Offshore	970	661	1,762	1,280
HighMount	201		390
Boardwalk Pipeline	206	159	419	349
Loews Hotels	105	100	202	195
Corporate and other	119	128	158	375
Total	$3,922	$3,517	$7,534	$7,185

Income (loss) before income tax and minority
interest (a):

CNA Financial:
Standard Lines	$119	$147	$233	$352
Specialty Lines	201	247	392	458
Life and Group Non-Core	(67)	(50)	(103)	(57)
Other Insurance	3	(12)		17
Total CNA Financial	256	332	522	770
Diamond Offshore	590	351	995	660
HighMount	76		151
Boardwalk Pipeline	64	36	153	116
Loews Hotels	32	22	50	40
Corporate and other	89	106	98	324
Total	$1,107	$847	$1,969	$1,910

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Net income (loss) (a):

CNA Financial:
Standard Lines	$76	$93	$152	$216
Specialty Lines	113	139	220	257
Life and Group Non-Core	(31)	(23)	(43)	(20)
Other Insurance	4	(5)	4	14
Total CNA Financial	162	204	333	467
Diamond Offshore	194	118	330	225
HighMount	48		95
Boardwalk Pipeline	28	16	67	55
Loews Hotels	19	14	30	25
Corporate and other	60	70	65	211
Income from continuing operations	511	422	920	983
Discontinued operations	4,452	232	4,705	439
Total	$4,963	$654	$5,625	$1,422

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and minority interest and Net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues and Income (loss) before income tax and
minority interest:

CNA Financial:
Standard Lines	$(60)	$(62)	$(76)	$(87)
Specialty Lines	(30)	(35)	(39)	(49)
Life and Group Non-Core	(6)	(18)	(23)	(17)
Other Insurance	(15)	(24)	(24)	(7)
Total CNA Financial	(111)	(139)	(162)	(160)
Corporate and other	2	35	2	170
Total	$(109)	$(104)	$(160)	$10

Net income (loss):

CNA Financial:
Standard Lines	$(35)	$(37)	$(45)	$(51)
Specialty Lines	(17)	(21)	(22)	(29)
Life and Group Non-Core	(3)	(10)	(13)	(10)
Other Insurance	(10)	(13)	(14)	(3)
Total CNA Financial	(65)	(81)	(94)	(93)
Corporate and other	1	23	1	110
Total	$(64)	$(58)	$(93)	$17

14.  Legal Proceedings

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that Continental Casualty Company (“CCC”) and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the

Ninth Circuit Court of Appeals. CNA believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material adverse effect on the financial condition, cash flows or results of operations of the Company, however it still remains subject to the favorable resolution of the appeal.

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal, but the Court of Appeals has temporarily stayed the appeal. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

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

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant:  Cochran vs. R.J. Reynolds Tobacco Company, et al. (2002, Circuit Court, George County, Mississippi). In 2003 the Company filed a motion to dismiss the complaint for lack of personal jurisdiction, which remains pending; Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri). The Company plans to file a motion to dismiss the complaint for lack of personal jurisdiction in the event it receives personal service of this action; Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel). In 2006 the court dismissed the Company from this action for lack of personal jurisdiction, and the plaintiff has noticed an appeal; and Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana). In 2000 the Company filed an exception for lack of personal jurisdiction, which remains pending.

The Company does not believe it is a proper defendant in any of the foregoing tobacco related cases and as a result, does not believe the outcome will have a material affect on the Company’s results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard and its subsidiaries, Lorillard and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the four cases described above.

The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

15.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2008, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of June 30, 2008 and December 31, 2007, CNA has recorded approximately $23 million and $27 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $75 million to guarantee the payment by CNA Surety Capital Trust I of annual dividends of $1.5 million over 30 years and redemption of $30 million of preferred securities.

Diamond Offshore Construction Projects

As of June 30, 2008, Diamond Offshore had purchase obligations aggregating approximately $109 million related to the major upgrade of one rig and construction of one new jack-up rig. Diamond Offshore expects to complete funding of these projects in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones, which are beyond Diamond Offshore’s control.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion Resources, Inc., HighMount assumed an obligation to deliver approximately 15 Bcf of natural gas through February 2009 under previously existing Volumetric Production Payment (“VPP”) agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, HighMount has no obligation to make up the shortfall. At June 30, 2008, the remaining obligation under these agreements is approximately 6.1 Bcf of natural gas.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of June 30, 2008, Boardwalk Pipeline had purchase commitments of $451 million primarily related to its expansion projects.

16.  Discontinued Operations

Lorillard

As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard. The Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows of Lorillard have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Income, and Consolidated Condensed Statements of Cash Flows, and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

CNA

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of June 30, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.

The income (loss) from discontinued operations reported below related to CNA primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

Bulova

The Company sold Bulova for approximately $263 million in January of 2008. The Company recorded a pretax gain of approximately $126 million, $75 million after tax, for the six months ended June 30, 2008.

Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Net investment income	$6	$28	$18	$66
Manufactured products	829	1,095	1,750	2,054
Investment gains	1	4	2	3
Other		1		1
Total	836	1,128	1,770	2,124
Expenses:
Insurance related expenses	1	19	6	20
Cost of manufactured products sold	485	634	1,039	1,201
Other operating expenses	72	99	172	200
Interest	1	2	2	2
Total	559	754	1,219	1,423
Income before income tax and minority interest	277	374	551	701
Income tax expense	(107)	(143)	(208)	(263)
Minority interest		1		1
Results of discontinued operations	170	232	343	439
Gain on disposal (net of tax of $7 and $51)	4,282		4,362
Net income from discontinued operations	$4,452	$232	$4,705	$439

Lorillard’s revenues amounted to 99.6% and 99.7% of total revenues of discontinued operations for the three and six months ended June 30, 2008 and 95.7% and 95.3% for the three and six months ended June 30, 2007. Lorillard’s pretax income amounted to approximately 100.0% of total pretax income of discontinued operations for all periods presented.

The components of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

	June 30,	December 31,
	2008	2007
(In millions)

Assets of discontinued operations:
Investments	$170	$1,495
Cash	9	19
Receivables		293
Reinsurance receivables	6	1
Property, plant and equipment		218
Deferred income taxes		575
Goodwill and other intangible assets		5
Other assets	2	409
Insurance reserves and other liabilities	(181)	(174)
Assets of discontinued operations	$6	$2,841

Liabilities of discontinued operations:
Other liabilities	$-	$1,637

The assets and liabilities of Lorillard totaling $2.6 billion and $1.6 billion, and Bulova totaling $218 million and $50 million, respectively, as of December 31, 2007 are included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Condensed Balance Sheet. The assets of CNA’s discontinued operations totaling $6 million and $23 million as of June 30, 2008 and December 31, 2007 are included in Assets of discontinued operations in the Consolidated Condensed Balance Sheets.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with APB No. 30, CNA’s assets and liabilities of discontinued operations are presented in net assets. At June 30, 2008 and December 31, 2007, the insurance reserves are net of discounts of $79 million and $73 million, respectively.

17.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2008 and December 31, 2007, and consolidating statements of income information for the six months ended June 30, 2008 and 2007. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income tax and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, the assets and liabilities of discontinued operations of Lorillard and Bulova and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
June 30, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$39,373	$727	$7	$478	$44	$4,729		$45,358
Cash	78	14	48	5	18	5		168
Receivables	10,890	674	105	104	30	165	$(3)	11,965
Property, plant and equipment	340	3,295	3,310	4,450	357	30		11,782
Deferred income taxes	1,842		57				(873)	1,026
Goodwill and other intangible assets	106	20	1,065	163	3			1,357
Assets of discontinued operations	6							6
Investments in capital stocks of subsidiaries						13,912	(13,912)	-
Other assets	868	164	43	343	44	41	(1)	1,502
Deferred acquisition costs of insurance subsidiaries	1,167							1,167
Separate account business	451							451
Total assets	$55,121	$4,894	$4,635	$5,543	$496	$18,882	$(14,789)	$74,782

Liabilities and Shareholders’ Equity:

Insurance reserves	$39,755						$(1)	$39,754
Payable to brokers	566	$198	$378	$37	$1	$791		1,971
Short term debt	200				58			258
Long term debt	1,807	503	1,690	2,096	174	867		7,137
Reinsurance balances payable	373							373
Deferred income taxes		422		77	47	327	(873)	-
Other liabilities	2,285	522	195	608	16	180	(3)	3,803
Separate account business	451							451
Total liabilities	45,437	1,645	2,263	2,818	296	2,165	(877)	53,747
Minority interest	1,309	1,592		1,353				4,254
Shareholders’ equity	8,375	1,657	2,372	1,372	200	16,717	(13,912)	16,781
Total liabilities and shareholders’ equity	$55,121	$4,894	$4,635	$5,543	$496	$18,882	$(14,789)	$74,782

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
December 31, 2007	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,789	$633	$34	$316	$58	$3,839		$46,669
Cash	94	7	19	1	15	4		140
Receivables	10,672	523	136	87	22	32	$(3)	11,469
Property, plant and equipment	350	3,058	3,121	3,303	365	21		10,218
Deferred income taxes	1,224		3				(786)	441
Goodwill and other intangible assets	106	20	1,061	163	3			1,353
Assets of discontinued operations	23					2,818		2,841
Investments in capital stocks of subsidiaries						14,967	(14,967)	-
Other assets	824	130	47	272	36	39	(1)	1,347
Deferred acquisition costs of insurance subsidiaries	1,161							1,161
Separate account business	476							476
Total assets	$56,719	$4,371	$4,421	$4,142	$499	$21,720	$(15,757)	$76,115

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,222						$(1)	$40,221
Payable to brokers	441		$38			$101		580
Collateral on loaned securities	63							63
Short term debt	350	$3			$5			358
Long term debt	1,807	503	1,647	$1,848	229	866		6,900
Reinsurance balances payable	401							401
Deferred income taxes		362		60	45	319	(786)	-
Liabilities of discontinued operations						1,637		1,637
Other liabilities	2,463	587	280	561	16	91	(8)	3,990
Separate account business	476							476
Total liabilities	46,223	1,455	1,965	2,469	295	3,014	(795)	54,626
Minority interest	1,467	1,425		1,006				3,898
Shareholders’ equity	9,029	1,491	2,456	667	204	18,706	(14,962)	17,591
Total liabilities and shareholders’ equity	$56,719	$4,371	$4,421	$4,142	$499	$21,720	$(15,757)	$76,115

Loews Corporation
Consolidating Statement of Income Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Six Months Ended June 30, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,587						$(1)	$3,586
Net investment income	1,010	$7		$1	$1	$157		1,176
Intercompany interest and dividends						876	(876)	-
Investment losses	(162)							(162)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		1,707						1,707
Other	168	48	$390	418	201			1,225
Total	4,603	1,762	390	419	202	1,035	(877)	7,534

Expenses:

Insurance claims and policyholders’ benefits	2,861							2,861
Amortization of deferred acquisition costs	728							728
Contract drilling expenses		558						558
Other operating expenses	425	206	202	229	146	34	(1)	1,241
Interest	67	3	37	37	6	27		177
Total	4,081	767	239	266	152	61	(1)	5,565
Income before income tax and minority interest	522	995	151	153	50	974	(876)	1,969

Income tax expense	128	315	56	41	20	33		593
Minority interest	61	350		45				456
Total	189	665	56	86	20	33	-	1,049
Income from continuing operations	333	330	95	67	30	941	(876)	920
Discontinued operations, net:
Results of operations						343		343
Gain on disposal						4,362		4,362
Net income	$333	$330	$95	$67	$30	$5,646	$(876)	$5,625

Loews Corporation
Consolidating Statement of Income Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Six Months Ended June 30, 2007	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,735						$(1)	$3,734
Net investment income	1,279	$17		$11	$1	$210		1,518
Intercompany interest and dividends						855	(855)
Investment gains (losses)	(160)		$31					(129)
Gain on issuance of subsidiary stock		(3)				142		139
Contract drilling revenues		1,226						1,226
Other	132	37		338	194	(4)		697
Total	4,986	1,277	31	349	195	1,203	(856)	7,185

Expenses:

Insurance claims and policyholders’
benefits	2,921							2,921
Amortization of deferred acquisition costs	753							753
Contract drilling expenses		434						434
Other operating expenses	473	171		202	149	24	(1)	1,018
Interest	69	15		31	6	28		149
Total	4,216	620	-	233	155	52	(1)	5,275
Income before income tax and minority interest	770	657	31	116	40	1,151	(855)	1,910

Income tax expense	225	203	11	36	15	102		592
Minority interest	78	232		25				335
Total	303	435	11	61	15	102	-	927
Income from continuing operations	467	222	20	55	25	1,049	(855)	983
Discontinued operations, net	(7)					446		439
Net income	$460	$222	$20	$55	$25	$1,495	$(855)	$1,422

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 70% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

Unless the context otherwise requires, references in this report to “Loews Corporation,” “the Company,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Consolidated Financial Results

Net income and earnings per share information attributable to Loews common stock and former Carolina Group stock is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except per share data)

Net income attributable to Loews common stock:
Income before net investment gains (losses)	$575	$480	$1,013	$966
Net investment gains (losses) (a)	(64)	(58)	(93)	17
Income from continuing operations	511	422	920	983
Discontinued operations, net (b)	4,348	91	4,494	180
Net income attributable to Loews common stock	4,859	513	5,414	1,163
Net income attributable to former Carolina Group stock -
Discontinued operations (c)	104	141	211	259
Consolidated net income	$4,963	$654	$5,625	$1,422

Net income per share:
Loews common stock:
Income from continuing operations	$1.00	$0.78	$1.77	$1.82
Discontinued operations, net (b)	8.54	0.17	8.64	0.33
Loews common stock	$9.54	$0.95	$10.41	$2.15
Former Carolina Group stock - Discontinued operations (c)	$0.96	$1.30	$1.95	$2.39

(a)
Includes a gain of $92 for the six months ended June 30, 2007 related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

(b)
Includes a tax-free non-cash gain of $4,287 related to the Separation for the three and six months ended June 30, 2008 and an after tax gain of $75 from the sale of Bulova Corporation for the six months ended June 30, 2008.

(c)	The Carolina Group and Carolina Group stock were eliminated effective June 10, 2008 upon completion of the Separation.

Consolidated income from continuing operations for the 2008 second quarter was $511 million, or $1.00 per share, compared to $422 million, or $0.78 per share, in the 2007 second quarter. Income from continuing operations for the six months ended June 30, 2008 was $920 million, or $1.77 per share, compared to $983 million, or $1.82 per share, in the prior year.

The increase in income from continuing operations primarily reflects higher dayrates and utilization at Diamond Offshore, increased gas transportation revenues at Boardwalk Pipeline, the operations of HighMount which was acquired in July of 2007, and an increase in equity earnings of a joint venture at Loews Hotels. These increases were partially offset by a decline in results at CNA reflecting lower net investment income, decreased current accident year underwriting results and increased catastrophe losses.

Income from continuing operations includes net investment losses of $64 million (after tax and minority interest) in the second quarter of 2008 compared to net investment losses of $58 million (after tax and minority interest) in the comparable period of the prior year.

The decline in income from continuing operations for the six months ended June 30, 2008 primarily reflects a decline in results at CNA, and the increased investment losses discussed below. These decreases were partially offset by improved results at Diamond Offshore, Boardwalk Pipeline, HighMount and Loews Hotels.

Income from continuing operations includes net investment losses of $93 million (after tax and minority interest) in the first half of 2008 compared to net investment gains of $17 million (after tax and minority interest) in the comparable period of the prior year. The 2007 investment gains included $92 million (after tax) related to a reduction in our ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debt into Diamond Offshore common stock.

Separation of Lorillard

In June of 2008, we disposed of our entire ownership interest in our wholly owned subsidiary, Lorillard, Inc. (“Lorillard”), through the following two integrated transactions, collectively referred to as the “Separation”:

•
On June 10, 2008, we distributed 108,478,429 shares, or approximately 62%, of the outstanding common stock of Lorillard in exchange for and in redemption of all of the 108,478,429 outstanding shares of the Company’s former Carolina Group stock, in accordance with our Restated Certificate of Incorporation (the “Redemption”); and

•
On June 16, 2008, we distributed the remaining 65,445,000 shares, or approximately 38%, of the outstanding common stock of Lorillard in exchange for 93,492,857 shares of Loews common stock, reflecting an exchange ratio of 0.70 (the “Exchange Offer”).

As a result of the Separation, Lorillard is no longer a subsidiary of ours and we no longer own any interest in the outstanding stock of Lorillard. As of the completion of the Redemption, the former Carolina Group and former Carolina Group stock have been eliminated. In addition, at that time all outstanding stock options and stock appreciation rights (“SARs”) awarded under the Company’s former Carolina Group 2002 Stock Option Plan were assumed by Lorillard and converted into stock options and SARs which are exercisable for shares of Lorillard common stock.

The Loews common stock acquired by us in the Exchange Offer was recorded as a decrease in our Shareholders’ equity, reflecting Loews common stock at market value of the shares of Loews common stock delivered in the Exchange Offer. This decline was offset by a $4.3 billion gain to us from the Exchange Offer, which was reported as a gain on disposal of the discontinued business.

Our Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Income, and Consolidated Condensed Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued Operations, net and Net cash flows - discontinued operations, respectively.

Prior to the Redemption, we had a two class common stock structure: Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were our 100% ownership of Lorillard, including all dividends paid by Lorillard to us, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% interest in the former Carolina Group.

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

At June 30, 2008, the book value per share of Loews common stock was $38.47, compared to $32.40 at December 31, 2007.

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

•	Insurance Reserves

•	Reinsurance

•	Litigation

•	Valuation of Investments and Impairment of Securities

•	Long Term Care Products

•	Pension and Postretirement Benefit Obligations

•	Valuation of HighMount’s Proved Reserves

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except %)

Net written premiums	$848	$904	$1,619	$1,771
Net earned premiums	768	842	1,551	1,705
Net investment income	199	235	363	455
Net operating income	111	130	197	267
Net realized investment losses	(35)	(37)	(45)	(51)
Net income	76	93	152	216

Ratios:
Loss and loss adjustment expense	73.7%	69.0%	73.7%	68.8%
Expense	29.0	34.0	29.6	32.0
Dividend	0.5	(0.4)	0.5
Combined	103.2%	102.6%	103.8%	100.8%

Three Months Ended June 30, 2008 Compared to 2007

Net written premiums for Standard Lines decreased $56 million for the three months ended June 30, 2008 as compared with the same period in 2007, primarily due to decreased production. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $74 million for the three months ended June 30, 2008 as compared with the same period in 2007, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 6.0% for the three months ended June 30, 2008, as compared to decreases of 4.0% for the three months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 80.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $17 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.

Net operating income decreased $19 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, higher catastrophe losses and decreased current accident year underwriting results. These decreases were partially offset by increased favorable net prior year development and lower expenses. The catastrophe losses were $26 million after-tax and minority interest in the second quarter of 2008, as compared to $7 million after-tax and minority interest in the second quarter of 2007.

The combined ratio increased 0.6 points for the three months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.7 points primarily due to increased catastrophe losses and higher current accident year loss ratios related to the decline in rates, partially offset by increased favorable net prior year loss development.

The expense ratio decreased 5.0 points for the three months ended June 30, 2008 as compared with the same period in 2007. The decrease primarily related to favorable changes in estimates for insurance-related assessment liabilities.

The dividend ratio increased 0.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $23 million was recorded for the three months ended June 30, 2008, including $15 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development. Favorable net prior year development of $4 million, including $20 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development, was recorded for the three months ended June 30, 2007. Further information on Standard Lines net prior year development for the three months ended June 30, 2008 and 2007 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2008 Compared to 2007

Net written premiums for Standard Lines decreased $152 million and net earned premiums decreased $154 million for the six months ended June 30, 2008 as compared with the same period in 2007, due to the reasons discussed above in the three month comparison.

Standard Lines averaged rate decreases of 6.0% for the six months ended June 30, 2008, as compared to decreases of 4.0% for the six months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 80.0% and 79.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $64 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income.

Net operating income decreased $70 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, higher catastrophe losses and decreased current accident year underwriting results. These decreases were partially offset by increased favorable net prior year development and lower expenses. The catastrophe losses were $57 million after-tax and minority interest for the six months ended June 30, 2008, as compared to $24 million after-tax and minority interest in the same period of 2007.

The combined ratio increased 3.0 points for the six months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.9 points primarily due to increased catastrophe losses and current accident year loss ratios related in part to the decline in rates, partially offset by increased favorable net prior year loss development as discussed below.

The expense ratio decreased 2.4 points for the six months ended June 30, 2008 as compared with the same period in 2007. The decrease primarily related to favorable changes in estimates for insurance-related assessment liabilities.

The dividend ratio increased 0.5 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included favorable dividend development in the workers’ compensation line of business.

Favorable net prior year development of $49 million was recorded for the six months ended June 30, 2008, including $50 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Favorable net prior year development of $17 million, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the six months ended June 30, 2007. Further information on Standard Lines net prior year development for the six months ended June 30, 2008 and 2007 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Standard Lines.

	June 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$6,083	$5,988
Gross IBNR Reserves	5,893	6,060
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,976	$12,048

Net Case Reserves	$4,863	$4,750
Net IBNR Reserves	5,003	5,170
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,866	$9,920

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions, except %)

Net written premiums	$860	$869	$1,708	$1,733
Net earned premiums	859	870	1,732	1,715
Net investment income	155	162	287	311
Net operating income	130	160	242	286
Net realized investment losses	(17)	(21)	(22)	(29)
Net income	113	139	220	257

Ratios:
Loss and loss adjustment expense	65.2%	61.1%	65.0%	62.6%
Expense	27.6	25.7	27.1	26.2
Dividend	0.1	0.2	0.5	0.2
Combined	92.9%	87.0%	92.6%	89.0%

Three Months Ended June 30, 2008 Compared to 2007

Net written premiums for Specialty Lines decreased $9 million for the three months ended June 30, 2008 as compared to the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $11 million for the three months ended June 30, 2008 as compared to the same period in 2007, consistent with the decrease in net written premiums.

Specialty Lines averaged rate decreases of 4.0% for the three months ended June 30, 2008 as compared to decreases of 3.0% for the three months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 83.0% and 84.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $26 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.

Net operating income decreased $30 million for the three months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by unfavorable net prior year development for the three months ended June 30, 2008 as compared to favorable net prior year development for the same period in 2007 and decreased current accident year underwriting results. The 2007 results included favorable experience and a change in estimate related to dealer profit commissions in the warranty line of business.

The combined ratio increased 5.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 4.1 points, primarily due to unfavorable net prior year development for the three months ended June 30, 2008 as compared to favorable net prior year development for the same period in 2007 and higher current accident year loss ratios primarily related to the decline in rates.

The expense ratio increased 1.9 points for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included a favorable change in estimate related to dealer profit commissions in the warranty line of business.

Unfavorable net prior year development of $2 million, including $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008. Favorable claim and allocated claim adjustment expense reserve development of $14 million was recorded for the three months ended June 30, 2007. There was no premium development for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to 2007

Net written premiums for Specialty Lines decreased $25 million for the six months ended June 30, 2008 as compared to the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s current diversification in the previously reinsured lines of business and its management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $17 million for the six months ended June 30, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance.

Specialty Lines averaged rate decreases of 4.0% for the six months ended June 30, 2008 as compared to decreases of 2.0% for the six months ended June 30, 2007 for the contracts that renewed during those periods. Retention rates of 84.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $37 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income.

Net operating income decreased $44 million for the six months ended June 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by less favorable net prior year development, lower net investment income and decreased current accident year underwriting results.

The combined ratio increased 3.6 points for the six months ended June 30, 2008 as compared with the same period in 2007. The loss ratio increased 2.4 points and the expense ratio increased 0.9 point primarily due to the reasons discussed in the three month comparison above.

Unfavorable claim and allocated claim adjustment expense reserve development of $18 million and $18 million of favorable premium development was recorded for the six months ended June 30, 2008, resulting in no net prior year development. Favorable net prior year development of $17 million, including $7 million of favorable claim and allocated claim adjustment expense reserve development and $10 million of favorable premium development, was recorded for the six months ended June 30, 2007.

The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Specialty Lines.

	June 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$2,730	$2,585
Gross IBNR Reserves	5,790	5,818
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,520	$8,403

Net Case Reserves	$2,231	$2,090
Net IBNR Reserves	4,656	4,527
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,887	$6,617

Life and Group Non-Core

The following table summarizes the results of operations for Life and Group Non-Core.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Net earned premiums	$149	$157	$306	$313
Net investment income	157	188	241	349
Net operating loss	(28)	(13)	(30)	(10)
Net realized investment losses	(3)	(10)	(13)	(10)
Net loss	(31)	(23)	(43)	(20)

Three Months Ended June 30, 2008 Compared to 2007

Net earned premiums for Life & Group Non-Core decreased $8 million for the three months ended June 30, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.

Net results decreased $8 million for the three months ended June 30, 2008 as compared with the same period in 2007. The 2008 net results were impacted by adverse reserve development on its run-off participation in a reinsurance pool, adverse investment performance on a portion of CNA’s pension deposit business, and unfavorable long term care experience. In addition, net results for the second quarter of 2007 included favorable resolution of certain contingencies. Lower net realized investment losses partially offset these unfavorable impacts.

The decreased net investment income included a decline of trading portfolio results of $45 million, which was more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income included under Item 1. The trading portfolio supports the indexed group annuity portion of CNA’s pension deposit business.  See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Six Months Ended June 30, 2008 Compared to 2007

Net earned premiums for Life & Group Non-Core decreased $7 million for the six months ended June 30, 2008 as compared with the same period in 2007.

Net results decreased $23 million for the six months ended June 30, 2008 as compared with the same period in 2007. In addition to the unfavorable items discussed in the three month comparison, net results were also unfavorably impacted by higher net realized investment losses and lower net investment income. The decreased net investment income included a decline of trading portfolio results of $124 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supports the indexed group annuity portion of our pension deposit business, which experienced a decline in net results of $7 million for the six months ended June 30, 2008 as compared with the same period in 2007.

During the first quarter of 2008, CNA decided to exit the indexed group annuity portion of its pension deposit business. This business had net results of $(4) million and $3 million for the six months ended June 30, 2008 and 2007. The related assets were $367 million and related liabilities were $341 million at June 30, 2008. CNA expects these liabilities to be settled with the policyholders during the remainder of 2008 with no material impact to results of operations.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Net investment income	$65	$86	$119	$164
Revenues	52	66	103	161
Net operating income	14	8	18	17
Net realized investment losses	(10)	(13)	(14)	(3)
Net income (loss)	4	(5)	4	14

Three Months Ended June 30, 2008 Compared to 2007

Revenues decreased $14 million for the three months ended June 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income, partially offset by improved net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results improved $9 million for the three months ended June 30, 2008 as compared with the same period in 2007. The 2007 results included current accident year losses related to certain mass torts. In addition, net income for the second quarter of 2008 included lower interest costs on corporate debt and $3 million related to the settlement of litigation brought by CNA against the issuer of a bond investment it previously held. These favorable impacts were partially offset by the decreased revenues as discussed above.

Unfavorable net prior year development of $12 million was recorded for the three months ended June 30, 2008, including $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development. Unfavorable net prior year development of $7 million was recorded for the three months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development.

Six Months Ended June 30, 2008 compared to 2007

Revenues decreased $58 million for the six months ended June 30, 2008 as compared with the same period in 2007.  Revenues were unfavorably impacted by lower net investment income and decreased net realized investment results.  See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net income decreased $10 million for the six months ended June 30, 2008 as compared with the same period in 2007.  The decrease in net income was primarily due to decreased revenues as discussed above.  These unfavorable impacts were partly offset by the favorable items discussed in the three month comparison above.

Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $16 million was recorded for the six months ended June 30, 2008.  There was no premium development recorded for the six months ended June 30, 2008.  Unfavorable net prior year development of $9 million was recorded for the six months ended June 30, 2007, including $12 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development.

The following table summarizes the gross and net carried reserves as of June 30, 2008 and December 31, 2007 for Corporate & Other Non-Core.

	June 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$1,963	$2,159
Gross IBNR Reserves	2,771	2,951
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,734	$5,110

Net Case Reserves	$1,209	$1,328
Net IBNR Reserves	1,659	1,787
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,868	$3,115

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to asbestos and environmental pollution (“A&E”) claims. Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 80.2% and 81.2% of our total active asbestos accounts are classified as small accounts at June 30, 2008 and December 31, 2007.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves at June 30, 2008 and December 31, 2007.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
June 30, 2008	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	14	$15	$130	10.6%
Wellington	3	1	11	0.9
Coverage in place	37	19	91	7.4
Total with settlement agreements	54	35	232	18.9

Other policyholders with active accounts
Large asbestos accounts	235	42	213	17.3
Small asbestos accounts	952	18	86	7.0
Total other policyholders	1,187	60	299	24.3
Assumed reinsurance and pools		4	130	10.6
Unassigned IBNR			568	46.2
Total	1,241	$99	$1,229	100.0%

December 31, 2007

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11.4%
Wellington	3	1	12	1.0
Coverage in place	34	38	100	7.6
Total with settlement agreements	51	68	263	20.0

Other policyholders with active accounts
Large asbestos accounts	233	45	237	17.9
Small asbestos accounts	1,005	15	93	7.0
Total other policyholders	1,238	60	330	24.9

Assumed reinsurance and pools		8	133	10.0
Unassigned IBNR			596	45.1
Total	1,289	$136	$1,322	100.0%

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-

called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. However, adverse developments with respect to such matters could have a material adverse effect on the Company’s results of operations and/or equity.

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 72.9% and 72.6% of CNA’s total active pollution accounts are classified as small accounts as of June 30, 2008 and December 31, 2007.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at June 30, 2008 and December 31, 2007.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
June 30, 2008	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	10	$1	$6	2.9%
Coverage in place	18	3	15	7.2
Total with settlement agreements	28	4	21	10.1

Other policyholders with active accounts
Large pollution accounts	107	24	46	22.1
Small pollution accounts	288	7	35	16.8
Total other policyholders	395	31	81	38.9

Assumed reinsurance and pools		1	30	14.4
Unassigned IBNR			76	36.6
Total	423	$36	$208	100.0%

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2007	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2.5%
Coverage in place	18	8	14	5.8
Total with settlement agreements	28	17	20	8.3

Other policyholders with active accounts
Large pollution accounts	112	17	53	21.9
Small pollution accounts	298	9	42	17.4
Total other policyholders	410	26	95	39.3

Assumed reinsurance and pools		1	31	12.7
Unassigned IBNR			96	39.7
Total	438	$44	$242	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Contract drilling	$937	$636	$1,707	$1,226
Net investment income	3	7	7	17
Investment losses				(3)
Other revenue, primarily operating	30	18	48	37
Total	970	661	1,762	1,277
Expenses:
Contract drilling	271	222	558	434
Other operating	107	84	206	171
Interest	2	4	3	15
Total	380	310	767	620
Income before income tax and minority interest	590	351	995	657
Income tax expense	190	110	315	203
Minority interest	206	124	350	232
Net income	$194	$117	$330	$222

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

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for each of Diamond Offshore’s rigs as well as intermediate surveys, which are performed at interim periods between 5-year surveys. Contract drilling revenue decreases because these surveys are performed during scheduled downtime in a shipyard. No revenue is generally earned during periods of downtime for regulatory surveys. Contract drilling expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year. During the second half of 2008, Diamond Offshore expects that nine of its rigs will undergo regulatory inspections and will be out of service for approximately 500 days in the aggregate, including downtime for planned maintenance projects. In addition, Diamond Offshore expects rigs to be out of service for approximately 400 days for the mobilization of rigs, completion of contract modifications and for extended maintenance projects not performed in conjunction with regulatory surveys.

Revenues increased by $309 million and $485 million, or 46.7% and 38.0%, and net income increased by $77 million and $108 million in the three and six months ended June 30, 2008, as compared to the corresponding periods of the prior year.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $309 million and $493 million in the three and six months ended June 30, 2008, as compared to the corresponding periods of the prior year. The increase primarily reflects increased dayrates of $278 million and $371 million and increased utilization of $26 million and $111 million, respectively.

Revenues from jack-up rigs decreased $8 million and $12 million, in the three and six months ended June 30, 2008, as compared to the corresponding periods of the prior year, due primarily to decreased dayrates of $5 million and $13 million, partially offset by increased utilization of $7 million and $6 million, respectively. Revenues were also unfavorably impacted by a decrease in the recognition of mobilization fees, primarily for the Ocean Spur, of $7 million and $2 million in the three and six months ended June 30, 2007.

Net income increased in the three and six months ended June 30, 2008, as compared to the corresponding periods of the prior year, due to the revenue increases as noted above, and reduced interest expense, partially offset by increased contract drilling expenses.

Interest expense decreased $2 million in the second quarter of 2008, as compared to the second quarter of 2007, primarily due to more interest cost capitalized to Diamond Offshore’s qualifying rig upgrades and construction projects in the second quarter of 2008. Interest expense decreased $12 million in the six months ended June 30, 2008, primarily due to the reduced interest expense and the absence of a $9 million write off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock in 2007.

HighMount

HighMount Exploration & Production LLC (“HighMount”). HighMount is a wholly owned subsidiary.

HighMount commenced operations on July 31, 2007, when it acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. Prior to the acquisition, natural gas forwards were entered into in order to manage the commodity price risk of the natural gas assets to be acquired. The mark-to-market adjustments related to these forwards have been reflected as investment gains in the following table. Concurrent with the closing of the acquisition, these forwards were designated as hedges and included in HighMount’s operating results or Accumulated other comprehensive income on the Consolidated Condensed Balance Sheet.

We use the following terms throughout this discussion of HighMount’s results of operations, with “equivalent” volumes computed with oil and natural gas liquid (“NGL”) quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Mbbl	-	Thousand barrels (of oil or NGLs)
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$201		$390
Investment gains		$31		$31
Total	201	31	390	31

Expenses:
Operating	106		202
Interest	19		37
Total	125	-	239	-
Income before income tax	76	31	151	31
Income tax expense	28	11	56	11
Net income	$48	$20	$95	$20

Operating revenues consisted primarily of natural gas and NGL sales of $198 million and $384 million for the three and six months ended June 30, 2008.

Presented below are production and sales statistics related to HighMount’s operations for the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Gas production (Bcf)	19.9	39.6
Gas sales (Bcf)	18.3	36.4
Oil production/sales (Mbbls)	88.7	173.2
NGL production/sales (Mbbls)	938.8	1,850.5
Equivalent production (Bcfe)	26.0	51.7
Equivalent sales (Bcfe)	24.5	48.6

Average realized prices without hedging results:
Gas (per Mcf)	$10.21	$8.86
NGL (per Bbl)	61.11	58.41
Oil (per Bbl)	117.21	106.31
Equivalent (per Mcfe)	10.41	9.25

Average realized prices with hedging results:
Gas (per Mcf)	$7.90	$7.67
NGL (per Bbl)	46.15	46.53
Oil (per Bbl)	117.21	106.31
Equivalent (per Mcfe)	8.11	7.90

Operating expenses primarily consist of production expenses, general and administrative costs and depreciation, depletion and amortization. Production expenses totaled $44 million and $82 million for the three and six months ended June 30, 2008, or $1.80 and $1.68 per Mcfe sold, and included production and ad valorem taxes of $20 million and $36 million, respectively. General and administrative expenses were $16 million and $34 million, or $0.68 and $0.70 per Mcfe sold, and primarily consisted of compensation related costs. Depreciation, depletion and amortization expenses totaled $46 million and $86 million and included depletion of natural gas and NGL properties totaling $42 million and $79 million. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense was $1.61 and $1.52 per Mcfe produced for the three and six months ended June 30, 2008.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 70% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$206	$152	$418	$338
Net investment income		7	1	11
Total	206	159	419	349
Expenses:
Operating	124	109	229	202
Interest	18	14	37	31
Total	142	123	266	233
Income before income tax and minority interest	64	36	153	116
Income tax expense	16	11	41	36
Minority interest	20	9	45	25
Net income	$28	$16	$67	$55

Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affects its transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affects its parking and lending (“PAL”) and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in locations such as the Bossier Sands and Barnett Shale gas producing regions in East Texas, which has resulted in additional supply being available on the west side of Boardwalk Pipeline’s system. This has resulted in widened west-to-east basis differentials which have benefited its transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which, together with the higher production levels in East Texas, have formed the basis for several pipeline expansion projects including those being undertaken by Boardwalk Pipeline. Wide spreads in natural gas prices between time periods during the past two to three years, for example fall 2006 to spring 2007, were favorable for Boardwalk Pipeline’s PAL and interruptible storage services during that period. These spreads decreased substantially in 2007, and have continued to decrease into 2008, which resulted in reduced PAL and interruptible storage revenues. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Total revenues increased $47 million, or 29.6%, to $206 million for the second quarter of 2008, compared to $159 million for the 2007 period. The primary increase related to a $28 million increase in gas transportation revenues, excluding fuel, of which the majority was generated by Boardwalk Pipeline’s expansion projects. Boardwalk Pipeline’s fuel revenues increased $17 million due to expansion-related throughput and an increase in the price of natural gas. These increases were partially offset by an $8 million decrease in PAL revenues due to unfavorable natural gas price spreads. Other revenues increased $13 million related to a gain on the sale of gas associated with Boardwalk Pipeline’s western Kentucky storage expansion project.

Operating costs and expenses increased $15 million to $124 million for the second quarter of 2008, compared to $109 million for the 2007 period, primarily resulting from a $17 million increase in fuel costs from expansion projects and higher natural gas prices. Depreciation and other taxes increased $14 million due to an increase in Boardwalk Pipeline’s asset base from expansion. These increases were partially offset by a $15 million impairment charge in 2007 related to Boardwalk Pipeline’s Magnolia storage facility.

Total revenues for the six months ended June 30, 2008 increased $70 million, or 20.1%, to $419 million, compared to $349 million for the six months ended June 30, 2007. Gas transportation revenues, excluding fuel, increased $45 million related to Boardwalk Pipeline’s expansion projects and higher rates on Boardwalk Pipeline’s existing systems. Fuel revenues increased $19 million due to expansion-related throughput and higher natural gas prices. These increases were partially offset by lower PAL revenues of $22 million due to unfavorable natural gas price spreads. Revenues also increased $15 million related to gains recognized on the sale of gas associated with Boardwalk Pipeline’s western Kentucky storage expansion project and an $11 million gain from the settlement of a contract claim.

Operating costs and expenses for the six months ended June 30, 2008 increased $27 million, to $229 million, compared to $202 million for the six months ended June 30, 2007. The primary drivers were increased depreciation and other taxes of $25 million associated with an increase in Boardwalk Pipeline’s asset base due to expansion and increased fuel costs of $21 million from usage for expansion projects and higher natural gas prices. The 2007 period was unfavorably impacted by a $15 million impairment related to the Magnolia storage facility.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$104	$99	$201	$194
Net investment income	1	1	1	1
Total	105	100	202	195
Expenses:
Operating	70	75	146	149
Interest	3	3	6	6
Total	73	78	152	155
Income before income tax	32	22	50	40
Income tax expense	13	8	20	15
Net income	$19	$14	$30	$25

Revenues increased by $5 million and $7 million, or 5.0% and 3.6%, and net income increased by $5 million and $5 million, or 35.7% and 20.0%, respectively in the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007.

Revenues increased in the three months ended June 30, 2008, as compared to the corresponding period of 2007, due to an increase in revenue per available room to $200.77, compared to $195.44 in the prior year, reflecting improvements in average room rates of $10.43, or 4.3%.

Revenues increased in the six months ended June 30, 2008, as compared to the corresponding period of 2007, due to an increase in revenue per available room to $193.20, compared to $187.37 in the prior year, reflecting improvements in average room rates of $11.75, or 4.8%.

Pretax income for the three and six months ended June 30, 2008 increased primarily due to an $11 million gain related to an adjustment in the carrying value of a joint venture investment, partially offset by increased operating expenses.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Corporate and Other

Corporate operations consist primarily of investment income, discontinued operations of Lorillard through June of 2008 and Bulova through January of 2008, investment gains (losses) from non-insurance subsidiaries, corporate interest expenses and other corporate administrative costs.

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2008 and 2007 as presented in Note 17 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Net investment income	$117	$99	$157	$210
Investment gains	2	4	2	142
Other		(6)	(1)	(5)
Total	119	97	158	347
Expenses:
Operating	16	8	33	24
Interest	13	15	27	28
Total	29	23	60	52
Income before income tax	90	74	98	295
Income tax expense	29	24	33	102
Income from continuing operations	61	50	65	193
Discontinued operations, net:
Results of operations	171	443	342	446
Gain on disposal	4,282		4,362
Net income	$4,514	$493	$4,769	$639

Revenues increased by $22 million for the three months ended June 30, 2008 and decreased by $189 million for the six months ended June 30, 2008. Net income increased by $4,021 million and $4,130 million in the three and six months ended June 30, 2008, as compared to the corresponding periods of 2007.

Revenues increased in the three months ended June 30, 2008, as compared to the corresponding period of 2007, due primarily to increased net investment income of $18 million. Revenues decreased in the six months ended June 30, 2008 primarily due to decreased investment income of $53 million and reduced investment gains. Investment gains for 2007 included a $142 million pretax gain ($92 million after tax) related to the issuance of Diamond Offshore common stock from the conversion of $451 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock.

In 2008, the Company completed the sale of Bulova Corporation and disposed of its entire ownership interest in Lorillard, Inc. The results of operations and gains on disposal of these businesses are presented as discontinued operations.

Discontinued operations for the three and six months includes a $4.3 billion gain on the Separation of Lorillard. Discontinued operations for the six months ended June 30, 2008, also includes a $75 million gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2008, net cash provided by operating activities was $812 million as compared with $541 million for the same period in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA and decreased tax and expense payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and increased loss payments.

For the six months ended June 30, 2008, net cash used by investing activities was $231 million as compared with $529 million for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. Net cash flows provided by investing activities-discontinued operations for the six months ended June 30, 2007 included $64 million of cash proceeds related to the sale of a discontinued operations business.

For the six months ended June 30, 2008, net cash used by financing activities was $594 million as compared with $54 million for the same period in 2007. In January 2008, CNA repaid its $150 million 6.45% senior note. CNA also purchased outstanding shares of its common stock as discussed below. Additionally, the increase in cash used for financing activities is related to increased policyholders’ fund withdrawals in 2008 as compared to 2007, which are reflected as a Return of investment contract account balances on the Consolidated Condensed Statements of Cash Flows.

CNA believes that its present cash flows from operations, investing activities and financing activities, including cash dividends from CNA subsidiaries, are sufficient to fund its working capital and debt obligation needs.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

Dividends

On May 21, 2008, CNA paid a quarterly dividend of $0.15 per share, to shareholders of record on May 7, 2008. On July 23, 2008 CNA’s Board of Directors declared a quarterly dividend of $0.15 per share, payable August 20, 2008 to shareholders of record on August 6, 2008. The declaration and payment of future dividends to holders of CNA’s common stock will be at the discretion of CNA’s Board of Directors and will depend on many factors, including CNA’s earnings, financial condition, business needs, and regulatory constraints.

Share Repurchases
CNA’s Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, CNA’s outstanding common stock, as CNA’s management deems appropriate. For the six months ended June 30, 2008, CNA repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. Share repurchases may continue. No shares of CNA common stock were purchased during the second quarter of 2008 or for the year ended December 31, 2007.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $741 million at June 30, 2008, compared to $640 million at December 31, 2007. In 2008, Diamond Offshore paid cash dividends totaling $383 million, consisting of special cash dividends in 2008 of $348 million and its regular quarterly cash dividends of $35 million. In July of 2008, Diamond Offshore announced a special cash dividend of $1.25 per share and a regular cash dividend of $0.125 per share.

Cash provided by operating activities was $594 million in the first six months of June 30, 2008, compared to $584 million in the comparable period of 2007. The increase in cash flow from operations is primarily due to an increase in net income and higher favorable adjustments for depreciation and other non-cash items, partially offset by an increase in net cash required to satisfy Diamond Offshore’s working capital requirements. Trade and other receivables used $150 million during the first six months of 2008 compared to providing $62 million during the first six months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by Diamond Offshore’s rigs subsequent to the second quarter of 2007.

The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. Diamond Offshore expects to spend approximately $310 million to modernize this rig of which $229 million had been spent through June 30, 2008.

Construction of Diamond Offshore’s two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield has been completed. The Ocean Shield is currently operating offshore Malaysia while the Ocean Scepter is being commissioned. Diamond Offshore expects the Ocean Scepter to begin operating under contract during the third quarter of 2008. The aggregate expected cost for both rigs is approximately $320 million, including drill pipe and capitalized interest, of which $294 million had been spent through June 30, 2008.

Diamond Offshore estimates that capital expenditures in 2008 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $540 million. In the six months ended June 30, 2008, Diamond Offshore spent approximately $190 million for capital additions, including $37 million towards modification of certain of its rigs to meet contractual requirements.

As of June 30, 2008 and December 31, 2007, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $54 million in letters of credit were issued under the credit facility as of June 30, 2008.

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

HighMount

Net cash flows provided by operating activities were $274 million. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions. Cash used in investing activities in the six months ended June 30, 2008 was $288 million. HighMount spent $200 million on capital expenditures for its drilling program. HighMount is experiencing a higher capital cost environment attributable to increased costs of casing, tubing and diesel fuel.

At June 30, 2008, $90 million was outstanding under HighMount’s $400 million revolving credit facility. In addition, $6 million in letters of credit have been issued, which reduced the available capacity under the facility to $304 million. During the first six months of 2008, HighMount borrowed $120 million and repaid $77 million under the facility.

Boardwalk Pipeline

At June 30, 2008 and December 31, 2007, cash and investments amounted to $483 million and $317 million, respectively. Funds from operations for each of the six months ended June 30, 2008 and 2007 amounted to $172 million. In the six months ended June 30, 2008 and 2007, Boardwalk Pipeline’s capital expenditures were $1,090 million and $380 million, respectively.

Boardwalk Pipeline maintains a $1.0 billion revolving credit facility. During the first six months of 2008, Boardwalk Pipeline borrowed and repaid $518 million under the facility. As of June 30, 2008, Boardwalk Pipeline was in compliance with all covenant requirements under its $1.0 billion revolving credit agreement and no amount was drawn under this facility. In addition, Boardwalk Pipeline has outstanding letters of credit for $58 million to support certain obligations associated with its pipeline expansion projects, which reduced the available capacity under the facility.

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

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013. The proceeds from this offering were primarily used to finance a portion of its expansion projects.

In June of 2008, Boardwalk Pipeline sold 10 million common units at a price of $25.30 per unit in a public offering and received net proceeds of $243 million. In addition, the Company contributed $5 million to maintain its 2% general partner interest.

In June of 2008, the Company purchased 22,866,667 of Boardwalk Pipeline’s newly created class B units representing limited partner interests (“class B units”) for $30 per class B unit, or an aggregate purchase price of $686 million. The Company owns approximately 70% of Boardwalk Pipeline, including 100% of Boardwalk Pipeline’s general partner which contributed an additional $14 million to Boardwalk Pipeline to maintain its 2% general partner interest. Boardwalk Pipeline intends to use the proceeds of $700 million to fund a portion of the costs of its ongoing expansion projects.

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

Maintenance capital expenditures were $13 million in the first six months of 2008. Boardwalk Pipeline expects to fund the remainder of its 2008 maintenance capital expenditures of approximately $45 million from operating cash flows.

Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings. Boardwalk Pipeline expects the total cost of these projects to be as follows:

				Cash
	Estimated	Estimated	Total	Invested
	Project Cost	Additional	Estimated	through
	at March 31, 2008	Cost (a)	Cost	June 30, 2008
(In millions)

Southeast Expansion	$775		$775	$553
Gulf Crossing Project	1,690	$110	1,800	505
Fayetteville and Greenville Laterals	1,250	40	1,290	261
Total	$3,715	$150	$3,865	$1,319

(a)
These costs are related to the addition of compression to increase the transmission capacity to approximately 1.7 Bcf per day on the Gulf Crossing project and 1.3 Bcf per day on the Fayetteville Lateral. The additional capacity is required to accommodate commitments made under new transportation agreements. Boardwalk Pipeline expects the additional compression to be in service in 2010.

Boardwalk Pipeline completed its East Texas to Mississippi expansion project during the second quarter of 2008 at a total cost of approximately $960 million. This project consists of approximately 242 miles of 42-inch pipeline from DeSoto Parish in western Louisiana to near Harrisville, Mississippi. Customers have contracted at fixed rates for 1.4 Bcf per day of firm transportation capacity on a long-term basis which represents substantially all of the normal operating capacity.

Boardwalk Pipeline expects to incur expansion capital expenditures of approximately $1.8 billion in the remainder of 2008 and approximately $0.7 billion in 2009 and 2010 to complete its pipeline expansion projects, based upon current cost estimates. Boardwalk Pipeline has experienced cost increases in these projects and various factors could cause its costs to exceed that amount. Boardwalk Pipeline expects to finance its remaining pipeline expansion capital costs through equity financings and the incurrence of debt, including sales of debt by it and its subsidiaries and borrowings under its revolving credit facility, as well as available operating cash flow in excess of operating needs. However, the impact of the cost increases Boardwalk Pipeline has experienced and may experience in the future to complete its expansion capital projects could adversely impact Boardwalk Pipeline’s financing costs.

During the six months ended June 30, 2008, Boardwalk Pipeline paid cash distributions of $120 million, including $85 million to us. In July of 2008, Boardwalk Pipeline declared a quarterly distribution of $0.47 per unit.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $62 million at June 30, 2008 from $73 million at December 31, 2007. The decrease is primarily due to $35 million of dividends paid to the Parent Company in the first quarter of 2008. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2008 totaled $4.0 billion, as compared to $3.8 billion at December 31, 2007. The increase in net cash and investments is primarily due to the receipt of $876 million in dividends from subsidiaries (including $ 491 million from Lorillard) and the receipt of $263 million in connection with the sale of Bulova, partially offset by the $700 million purchase of Boardwalk Pipeline’s class B units described in “Liquidity and Capital Resources – Boardwalk Pipeline,” and $165 million of dividends paid to our shareholders.

As of June 30, 2008, there were 436,267,871 shares of Loews common stock outstanding. As discussed above, effective with the completion of the Separation of Lorillard, the former Carolina Group and former Carolina Group stock have been eliminated. As part of the Separation, we exchanged 65,445,000 shares of Lorillard common stock for 93,492,857 shares of Loews common stock. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise.

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

INVESTMENTS

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Fixed maturity securities	$476	$526	$994	$1,022
Short-term investments	26	39	65	89
Limited partnerships	46	71	7	123
Equity securities	39	6	44	11
Income (loss) from trading portfolio (a)	(4)	40	(81)	43
Other	5	12	11	22
Total investment income	588	694	1,040	1,310
Investment expense	(12)	(23)	(30)	(31)
Net investment income	$576	$671	$1,010	$1,279

(a)
The change in net unrealized gains (losses) on trading securities, included in net investment income, was $(2) million, $(15) million, $1 million and $3 million for the three and six months ended June 30, 2008 and 2007.

Net investment income decreased by $95 million for the three months ended June 30, 2008 compared with the same period in 2007. This decrease was primarily driven by decreased results from the trading portfolio and limited partnerships. The decreased results from the trading portfolio were more than offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Income.

Net investment income decreased by $269 million for the six months ended June 30, 2008 compared with the same period of 2007. The decrease was primarily driven by the same reasons discussed above in the three month comparison.

The bond segment of the investment portfolio yielded 5.7% and 5.8% for the six months ended June 30, 2008 and 2007.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$(46)	$(96)	$(14)	$(94)
Corporate and other taxable bonds	(8)	(50)	(39)	(25)
Tax-exempt bonds	10	(42)	50	(53)
Asset-backed bonds	(118)	(77)	(157)	(110)
Redeemable preferred stock	4	(1)		(1)
Total fixed maturity securities	(158)	(266)	(160)	(283)
Equity securities	(14)	11	(29)	14
Derivative securities	56	115	12	107
Short-term investments	5		7
Other invested assets, including dispositions		1	8	2
Total realized investment gains (losses)	(111)	(139)	(162)	(160)
Income tax benefit	40	48	58	56
Minority interest	6	10	10	11
Net realized investment gains (losses)	$(65)	$(81)	$(94)	$(93)

Net realized investment losses decreased by $17 million for the three months ended June 30, 2008 compared with the same period in 2007. Net realized investment losses were essentially unchanged for the six months ended June 30, 2008 and 2007.

For the three months ended June 30, 2008, other-than-temporary impairment (“OTTI”) losses of $97 million, driven by credit issues, were recorded primarily within the asset-backed bonds sector. For the three months ended June 30, 2007, OTTI losses of $101 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors.

For the six months ended June 30, 2008, OTTI losses of $149 million were recorded primarily in the asset-backed bonds sector. For the six months ended June 30, 2007, OTTI losses of $152 million were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and U.S. Government bonds sectors.

The OTTI losses related to securities for which CNA did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, CNA’s intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. CNA’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments in 2008 included significant credit spread widening in fixed income sectors and market disruptions surrounding sub-prime residential mortgage concerns. In some instances, an OTTI loss was recorded because, in CNA’s judgment, recovery to cost is not likely.

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

A further consideration in the management of the investment portfolio is the characteristics of the underlying liabilities and the ability to align the duration of the portfolio to those liabilities to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, CNA segregates investments for asset/liability management purposes.

The segregated investments support liabilities primarily in the Life & Group Non-Core segment including annuities, structured benefit settlements and long term care products. The remaining investments are managed to support the Standard Lines, Specialty Lines and Other Insurance segments.

The effective durations of fixed income securities, short term investments, preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and accounts payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$9,066	10.6	$9,211	10.7
Other interest sensitive investments	27,781	3.6	29,406	3.3
Total	$36,847	5.3	$38,617	5.1

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). Derivative securities are recorded at fair value at the reporting date. CNA also uses derivatives to mitigate market risk by purchasing Standard & Poor’s (“S&P”) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. CNA provided collateral to satisfy margin deposits on exchange-traded derivatives totaling $24 million as of June 30, 2008. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of June 30, 2008, CNA provided $42 million of cash as collateral for over-the-counter derivative instruments.

CNA’s classifies its fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in net investment income. Changes in fair value related to available-for-sale securities are reported as a component of other comprehensive income. Changes in fair value of trading securities are reported within net investment income. As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” See Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further information.

The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$83	$45	$200	$143
Gross realized losses	(241)	(311)	(360)	(426)
Net realized losses on fixed maturity securities	(158)	(266)	(160)	(283)
Equity securities:
Gross realized gains	7	13	11	20
Gross realized losses	(21)	(2)	(40)	(6)
Net realized gains (losses) on equity securities	(14)	11	(29)	14
Net realized losses on fixed maturity
and equity securities	$(172)	$(255)	$(189)	$(269)

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

			Months in
	Fair Value		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to outlook on interest rates.	$7,839	$84	0-6

A provider of wireless and wire line communication services.
Securities were sold to reduce exposure because the company
announced a significant shortfall in operating results, causing significant credit deterioration which resulted in a rating
downgrade.	38	16	7-12

A provider of electronic communications solutions. Issuer
announced a decision to explore the sale of a struggling and major product unit creating uncertainty with respect to asset value relative to total debt. Securities were sold to reduce
exposure.	61	7	7-12

Total	$7,938	$107

(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	June 30, 2008		December 31, 2007
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$687	1.7%	$687	1.7%
Asset-backed securities	9,912	25.2	11,409	27.3
States, municipalities and political subdivisions-
tax-exempt	6,833	17.4	7,675	18.4
Corporate securities	9,327	23.7	8,952	21.4
Other debt securities	3,701	9.4	4,299	10.3
Redeemable preferred stock	49	0.1	1,058	2.5
Total fixed maturity securities available-for-sale	30,509	77.5	34,080	81.6

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies			5
Asset-backed securities	18		31	0.1
Corporate securities	29	0.1	123	0.3
Other debt securities	4		18
Total fixed maturity securities trading	51	0.1	177	0.4

Equity securities available-for-sale:
Common stock	447	1.1	452	1.1
Preferred stock	972	2.5	116	0.3
Total equity securities available-for-sale	1,419	3.6	568	1.4

Short term investments available-for-sale	5,014	12.7	4,497	10.8
Short term investments trading	50	0.1	180	0.4
Limited partnerships	2,321	6.0	2,214	5.3
Other investments	9		73	0.1
Total general account investments	$39,373	100.0%	$41,789	100.0%

A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a net unrealized loss of $1,519 million at June 30, 2008 compared with a net unrealized gain of $74 million at December 31, 2007. The unrealized position at June 30, 2008 was comprised of a net unrealized loss of $1,431 million for fixed maturity securities, a net unrealized loss of $85 million for equity securities and a net unrealized loss of $3 million for short term investments. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments. See Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of CNA’s general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at June 30, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	5.0%	4.0%
Due after one year through five years	23.0	14.0
Due after five years through ten years	26.0	31.0
Due after ten years	46.0	51.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed income securities available-for-sale at June 30, 2008 that were in a gross unrealized loss position had a fair value of $2,429 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of June 30, 2008 and December 31, 2007.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
June 30, 2008	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed income securities:
Non-investment grade:
0-6 months	$1,012	$29	$20	$8	$13	$70
7-12 months	1,262	46	63	11	29	149
13-24 months	147	3	13	2	18	36
Greater than 24 months	8		1		3	4
Total non-investment grade	$2,429	$78	$97	$21	$63	$259

December 31, 2007

Fixed income securities:
Non-investment grade:
0-6 months	$1,527	$56	$14	$3		$73
7-12 months	125	6	2			8
13-24 months	26	1	1	1	$1	4
Greater than 24 months	9	1	1			2
Total non-investment grade	$1,687	$64	$18	$4	$1	$87

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at June 30, 2008 or December 31, 2007. This determination was based on a number of factors that CNA regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of June 30, 2008 that were in a gross unrealized loss position had a fair value of $982 million and gross unrealized losses of $295 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the cost of its investment through an anticipated recovery in the fair value of such securities.

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

The general account portfolio consists primarily of high quality bonds, 88.4% and 89.1% of which were rated as investment grade (rated BBB- or higher) at June 30, 2008 and December 31, 2007.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	June 30, 2008		December 31, 2007
(In millions of dollars)

U.S. Government and affiliated agency securities	$789	2.6%	$816	2.5%
Other AAA rated	12,358	40.5	16,728	50.4
AA and A rated	8,038	26.3	6,326	19.1
BBB rated	5,809	19.0	5,713	17.2
Non investment-grade	3,517	11.6	3,616	10.8
Total	$30,511	100.0%	$33,199	100.0%

At June 30, 2008 and December 31, 2007, approximately 97.0% and 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (“Moody’s”). The remaining bonds were rated by other rating agencies or CNA.

Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by bond rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. High-yield securities generally involve a greater degree of risk than investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions for the underlying insurance products.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2008 was $491 million, which represents 1.2% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $168 million at June 30, 2008.

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	June 30,	December 31,
	2008	2007
(In millions)

Short term investments available-for-sale:
Commercial paper	$2,004	$3,040
U.S. Treasury securities	1,207	577
Money market funds	263	72
Other, including collateral held related to securities lending	1,540	808
Total short term investments available-for-sale	5,014	4,497

Short term investments trading:
Commercial paper		35
Money market funds	49	139
Other	1	6
Total short term investments trading	50	180
Total short term investments	$5,064	$4,677

The fair value of collateral held related to securities lending, included in other short term investments, was $53 million at December 31, 2007. There was no collateral held at June 30, 2008.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities as of June 30, 2008.

						Percent
						of Total	Percent
	Security Type					Security	of Total
June 30, 2008	MBS (a)	CMO (b)	ABS (c)	CDO (d)	Total	Type	Investments
(In millions of dollars)

U.S. government agencies	$638	$1,120			$1,758	17.4%	3.9%
AAA		4,986	$2,238	$9	7,233	71.5%	15.9%
AA		150	329	29	508	5.0%	1.1%
A		8	131	116	255	2.5%	0.6%
BBB		1	278	7	286	2.8%	0.6%
Non-investment grade and
equity tranches		5	61	14	80	0.8%	0.2%
Total fair value	$638	$6,270	$3,037	$175	$10,120	100.0%	22.3%
Total amortized cost	$650	$6,606	$3,297	$351	$10,904

Percent of total fair value
by security type	6.3%	61.0%	31.0%	1.7%	100.0%

Sub-prime (included above)
Fair value		$1	$1,558	$10	$1,569	15.5%	3.5%
Amortized cost		1	1,668	33	1,702	15.6	3.8

Alt-A (included above)
Fair value		$1,218		$12	$1,230	12.2%	2.7%
Amortized cost		1,321		12	1,333	12.2	2.9

(a) Mortgage-backed securities (“MBS”)
(b) Collateralized mortgage obligations (“CMO”)
(c) Asset-backed securities (“ABS”)
(d) Collateralized debt obligations (“CDO”)

Included in our fixed maturity securities at June 30, 2008 were $10,120 million of asset-backed securities, at fair value, which represents 22.3% of total invested assets. Of the total asset-backed securities, 88.9% were U.S. Government Agency issued or AAA rated. The majority of our asset-backed securities are actively traded in liquid markets. Of the total invested assets, $1,569 million or 3.5% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 2.7% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 97.0% were rated investment grade, while over 99.0% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $44 million through limited partnerships and credit default swaps.

All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $75 million and $105 million after-tax and minority interest for the three and six months ended June 30, 2008. Included in these OTTI losses were $58 million and $83 million after tax and minority interest related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt-A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses.

Federal National Mortgage Association and Federal Home Loan Mortgage Corporation

The aggregate amounts of CNA’s direct exposure at June 30, 2008, at amortized cost, of equity and debt securities of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) are set forth below.

June 30,
2008
(In millions)

Fannie Mae
Preferred stock	$137
Senior bonds	16

Freddie Mac
Discount notes	$846
Preferred stock	184
Senior bonds	67

CNA’s entire holdings of Freddie Mac Discount notes had either matured or were disposed of, at or above amortized cost, subsequent to June 30, 2008.

ACCOUNTING STANDARDS

In December of 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($536 million at June 30, 2008) will be recognized in the shareholders’ equity section of the Consolidated Condensed Balance Sheets as opposed to the Consolidated Condensed Statements of Income.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the disclosure requirements of SFAS No. 161.

In May of 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that adopting FSP No. APB 14-1 will have on our results of operations and equity.

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

•	the effects of corporate bankruptcies and accounting errors on capital markets and on the markets for directors and officers and errors and omissions coverages;

•	general economic and business conditions, including inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•	changes in the composition of CNA’s operating segments.

Risks and uncertainties primarily affecting us and our energy subsidiaries

•	the impact of changes in demand for oil and natural gas and oil and gas price fluctuations on E&P activity;

•	costs and timing of rig upgrades;

•	utilization levels and dayrates for offshore oil and gas drilling rigs;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the availability and cost of insurance, and the risks associated with self-insurance, covering drilling rigs;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to renegotiate, extend or replace existing customer contracts on favorable terms;

•	the successful development and projected cost and timing of planned expansion projects as well as the financing of such projects; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

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

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts;

•	the closing of any contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses;

•	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

•
the availability of indemnification by Lorillard and its subsidiaries for any tobacco-related liabilities that we may incur as a result of tobacco-related lawsuits or otherwise, as provided in the Separation Agreement; and

•	the impact of the Separation on our future financial position, results of operations, cash flows and risk profile.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Income. Market risk exposure is presented for each class of financial instrument held by us at June 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on June 30, 2008 and December 31, 2007 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $303 million and $333 million at June 30, 2008 and December 31, 2007, respectively. A 100 basis point decrease would result in an increase in market value of $331 million and $350 million at June 30, 2008 and December 31, 2007, respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at

5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at June 30, 2008 and December 31, 2007, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at June 30, 2008 and December 31, 2007, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at June 30, 2008 and December 31, 2007. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them, generally under parking and lending services and no notice services. Boardwalk Pipeline maintains credit policies intended to minimize risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to customers. As of June 30, 2008, the amount of gas loaned out by Boardwalk Pipeline was approximately 20.1 trillion British thermal units (“TBtu”) and the amount considered an imbalance was approximately 4.2 TBtu. Assuming an average market price during June 2008 of $12.54 per million British thermal units (“MMBtu”), the market value of gas loaned out and considered an imbalance at June 30, 2008, would have been approximately $305 million. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities (a)	$722	$744	$(180)	$(186)
Futures - short			64	102
Options - purchased	52	35	38	1
- written	(28)	(16)	(9)	(5)
Short sales	(87)	(84)	22	21
Limited partnership investments	360	443	(29)	(30)

Interest rate (2):
Futures – long			(9)	(9)
Fixed maturities – long	471	582	(1)	(4)
Fixed maturities – short	(78)	(16)	6	2
Short term investments	3,476	2,628
Other derivatives				(3)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(85) and $(171) at June 30, 2008 and December 31, 2007, respectively. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$1,422	$568	$(355)	$(142)
Separate accounts	42	45	(11)	(11)
Limited partnership investments	2,068	1,878	(116)	(106)

Interest rate (2):
Fixed maturities (a)(b)	30,509	34,081	(1,832)	(1,900)
Short term investments (a)	6,260	5,602	(14)	(4)
Other invested assets	6	8
Interest rate swaps and other (c)	(68)	(88)	63	81
Other derivative securities	4	38	54	33
Separate accounts (a):
Fixed maturities	395	419	(18)	(20)
Short term investments	8	6
Debt	(7,141)	(7,204)

Commodities (3):
Forwards – short (c)	(280)	11	(210)	(119)
Forwards – long	6		4	3

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(311) and $(317) at June 30, 2008 and December 31, 2007, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(5) and $(106) at June 30, 2008 and December 31, 2007, respectively.

(c)	The market risk at June 30, 2008 and December 31, 2007 will generally be offset by recognition of the underlying hedged transaction.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of June 30, 2008.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2008, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

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

We could have a liability in the future for tobacco-related lawsuits.

As a result of our ownership of Lorillard prior to the Separation, which was consummated in June 2008, from time to time we have been named as a defendant in tobacco-related lawsuits. We are currently a defendant in four such lawsuits and could be named as a defendant in additional tobacco-related suits, notwithstanding the completion of the Separation. In the Separation Agreement entered into between us and Lorillard and its subsidiaries in connection with the Separation, Lorillard and each of its subsidiaries has agreed to indemnify us for liabilities related to Lorillard’s tobacco business, including liabilities that we may incur for current and future tobacco-related litigation against us. An adverse decision in a tobacco-related lawsuit against us could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to us thereunder are not collectible, in whole or in part, have a material adverse effect on our financial condition, results of operations and equity. We do not expect that the Separation will alter the legal exposure of either entity with respect to tobacco-related claims. We do not believe that we had or have any liability for tobacco-related claims, and we have never been held liable for any such claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2008 -
April 30, 2008	-	-	-	-
May 1, 2008 -
May 31, 2008	-	-	-	-
June 1, 2008 -
June 30, 2008	-	-	-	-

Note:
In June of 2008, the Company acquired 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of Lorillard common stock. Please read Note 2 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders.

Set forth below is information relating to the 2008 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 11:00 A.M., May 13, 2008.  Represented at the meeting, in person or by proxy, were shares representing 510,061,154 votes, approximately 90.7% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 95% of the votes cast for directors were voted for the election of the following directors. The number of votes for, against and abstained with respect to each director was as follows:

	Votes For	Votes Against	Votes Abstained

Ann E. Berman	503,302,549	3,785,169	2,973,436
Joseph L. Bower	492,345,332	14,605,836	3,109,986
Charles M. Diker	501,515,122	5,525,375	3,020,657
Paul J. Fribourg	487,401,422	19,570,104	3,089,628
Walter L. Harris	490,767,664	16,149,318	3,144,172
Philip A. Laskawy	501,751,288	5,233,588	3,076,278
Gloria R. Scott	497,087,882	9,772,075	3,201,197
Andrew H. Tisch	500,231,328	6,744,535	3,085,291
James S. Tisch	499,095,864	7,887,418	3,077,872
Jonathan M. Tisch	499,556,615	7,484,392	3,020,147
Ratification of the appointment of independent auditors

Approved – 501,130,106 votes, approximately 98.3% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company. 5,986,119 votes, approximately 1.2% of the votes cast, voted against, and shares representing 2,944,929 votes, approximately 0.6% of the votes cast, abstained.

Shareholder proposal relating to cumulative voting

Rejected – 341,605,880 votes, approximately 72.4% of the votes cast, voted against this shareholder proposal. 125,784,540 votes, approximately 26.7% of the votes cast, were cast for, and shares representing 4,384,383 votes, approximately 0.9% of the votes cast, abstained. In addition, there were shares representing 38,286,351 votes as to which brokers indicated that they did not have authority to vote (“broker non-votes”).

Shareholder proposal relating to performance standards for executive compensation

Rejected – 351,012,008 votes, approximately 74.4% of the votes cast, voted against this shareholder proposal. 113,886,055 votes, approximately 24.1% of the votes cast, were cast for, and shares representing 6,876,740, approximately 1.5% of the votes cast, abstained. In addition, there were 38,286,351 broker non-votes.

Shareholder proposal relating health care reform

Rejected – 403,994,226 votes, approximately 85.6% of the votes cast, voted against this shareholder proposal. 12,380,965 votes, approximately 2.6% of the votes cast, were cast for, and shares representing 55,399,612 votes, approximately 11.7% of the votes cast, abstained. In addition, there were 38,286,351 broker non-votes.

Shareholder proposal relating to advertising expenditures

Rejected – 405,006,790 votes, approximately 85.6% of the votes cast, voted against this shareholder proposal. 9,881,502 votes, approximately 2.1% of the votes cast, were cast for, and shares representing 56,886,511 votes, approximately 12.1% of the votes cast, abstained. In addition, there were 38,286,351 broker non-votes.

Item 6.  Exhibits.

Exhibit
Description of Exhibit	Number

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A.	10.1*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: July 30, 2008	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)