Form 10-Q
period 2008-09-30
LOEWS CORP
filed 2008-10-29
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at October 17, 2008
Common stock, $0.01 par value	436,091,267 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
September 30, 2008 and December 31, 2007	3

Consolidated Condensed Statements of Operations
Three and nine months ended September 30, 2008 and 2007	4

Consolidated Condensed Statements of Shareholders’ Equity
September 30, 2008 and 2007	6

Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2008 and 2007	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures about Market Risk	83

Item 4. Controls and Procedures	86

Part II. Other Information

Item 1. Legal Proceedings	87

Item 1A. Risk Factors	87

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 6. Exhibits	88

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
(In millions)

Assets:

Investments:
Fixed maturities, amortized cost of $33,003 and $34,816	$29,733	$34,663
Equity securities, cost of $1,776 and $1,143	1,516	1,347
Limited partnership investments	2,207	2,321
Other investments	149	108
Short term investments	8,673	8,230
Total investments	42,278	46,669
Cash	236	140
Receivables	12,201	11,469
Property, plant and equipment	12,809	10,218
Deferred income taxes	1,466	441
Goodwill and other intangible assets	1,358	1,353
Assets of discontinued operations	1	2,841
Other assets	1,481	1,347
Deferred acquisition costs of insurance subsidiaries	1,157	1,161
Separate account business	430	476
Total assets	$73,417	$76,115

Liabilities and Shareholders’ Equity:

Insurance reserves:
Claim and claim adjustment expense	$28,023	$28,588
Future policy benefits	7,442	7,106
Unearned premiums	3,549	3,597
Policyholders’ funds	454	930
Total insurance reserves	39,468	40,221
Payable to brokers	1,593	580
Collateral on loaned securities	6	63
Short term debt	273	358
Long term debt	7,401	6,900
Reinsurance balances payable	367	401
Liabilities of discontinued operations		1,637
Other liabilities	3,970	3,990
Separate account business	430	476
Total liabilities	53,508	54,626
Minority interest	4,168	3,898
Preferred stock, $0.10 par value,
Authorized – 100,000,000 shares
Common stock:
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 436,402,567 and 529,683,628 shares	4	5
Former Carolina Group stock		1
Additional paid-in capital	3,288	3,967
Earnings retained in the business	14,435	13,691
Accumulated other comprehensive income (loss)	(1,974)	(65)
	15,753	17,599
Less treasury stock, at cost (314,000 shares of Loews common stock at
September 30, 2008 and 340,000 shares of former Carolina Group stock at
December 31, 2007)	12	8
Total shareholders’ equity	15,741	17,591
Total liabilities and shareholders’ equity	$73,417	$76,115

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except per share data)

Revenues:
Insurance premiums	$1,799	$1,882	$5,385	$5,616
Net investment income	355	647	1,531	2,165
Investment losses	(650)	(54)	(812)	(183)
Gain on issuance of subsidiary stock			2	139
Contract drilling revenues	882	628	2,589	1,854
Other	584	422	1,809	1,119
Total	2,970	3,525	10,504	10,710

Expenses:
Insurance claims and policyholders’ benefits	1,519	1,575	4,380	4,496
Amortization of deferred acquisition costs	355	384	1,083	1,137
Contract drilling expenses	314	281	872	715
Other operating expenses	741	566	1,982	1,584
Interest	82	81	259	230
Total	3,011	2,887	8,576	8,162
Income (loss) before income tax and minority interest	(41)	638	1,928	2,548
Income tax expense (benefit)	(56)	182	537	774
Minority interest	159	147	615	482
Total	103	329	1,152	1,256
Income (loss) from continuing operations	(144)	309	776	1,292
Discontinued operations, net:
Results of operations	7	246	350	685
Gain on disposal			4,362
Net income (loss)	$(137)	$555	$5,488	$1,977

Net income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$(144)	$309	$776	$1,292
Discontinued operations, net	7	100	4,501	280
Loews common stock	(137)	409	5,277	1,572
Former Carolina Group stock - discontinued
operations, net		146	211	405
Total	$(137)	$555	$5,488	$1,977

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except per share data)

Basic net income (loss) per Loews common share:
Income (loss) from continuing operations	$(0.33)	$0.58	$1.58	$2.41
Discontinued operations, net	0.02	0.19	9.16	0.52
Net income (loss)	$(0.31)	$0.77	$10.74	$2.93

Diluted net income (loss) per Loews common share:
Income (loss) from continuing operations	$(0.33)	$0.58	$1.58	$2.40
Discontinued operations, net	0.02	0.19	9.14	0.52
Net income (loss)	$(0.31)	$0.77	$10.72	$2.92

Basic and Diluted net income per former Carolina Group share:
Discontinued operations, net	$-	$1.34	$1.95	$3.73

Basic weighted average number of shares outstanding:
Loews common stock	436.32	531.86	491.19	536.53
Former Carolina Group stock	-	108.44	108.47	108.42

Diluted weighted average number of shares
outstanding:
Loews common stock	436.32	533.19	492.40	537.71
Former Carolina Group stock	-	108.58	108.60	108.55

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
Adjustment to initially apply:
FASB Interpretation No. 48,
“Accounting For Uncertainty in
Income Taxes an interpretation of
FASB No. 109,” net of minority
interest					(37)
FASB Staff Position Technical
Bulletin No. 85-4-1, “Accounting
For Life Settlement Contracts by
Third-Party Investors,” net of tax
and minority interest					34
Balance, January 1, 2007, as adjusted		5	1	4,018	12,096	387	(8)
Comprehensive income:
Net income	$1,977				1,977
Other comprehensive loss	(327)					(327)
Comprehensive income	$1,650
Dividends paid:
Loews common stock, $0.19
per share					(101)
Former Carolina Group stock, $1.37
per share					(148)
Purchase of Loews treasury stock							(672)
Issuance of Loews common stock				3
Issuance of former Carolina Group
stock				3
Stock-based compensation				19
Other				2	(2)
Deferred tax benefit related to
interest expense imputed on
Diamond Offshore’s 1.5%
debentures (Note 13)				26
Balance, September 30, 2007		$5	$1	$4,071	$13,822	$60	$(680)

Balance, January 1, 2008		$5	$1	$3,967	$13,691	$(65)	$(8)
Comprehensive loss:
Net income	$5,488				5,488
Other comprehensive loss	(1,962)					(1,962)
Comprehensive income	$3,526
Dividends paid:
Loews common stock, $0.19
per share					(94)
Former Carolina Group stock, $0.911
per share					(99)
Purchase of Loews treasury stock							(12)
Issuance of Loews common stock				4
Redemption of former Carolina
Group stock (Note 2)			(1)		(602)	53	8
Exchange of Lorillard common stock
for Loews common stock (Note 2)							(4,650)
Stock-based compensation				17
Retirement of treasury stock		(1)		(700)	(3,949)		4,650
Balance, September 30, 2008		$4	$-	$3,288	$14,435	$(1,974)	$(12)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2008	2007
(In millions)

Operating Activities:

Net income	$5,488	$1,977
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	(2,741)	(36)
Changes in operating assets and liabilities, net:
Reinsurance receivables	691	591
Other receivables	(131)	(71)
Federal income tax	(360)	(93)
Prepaid reinsurance premiums	(6)	22
Deferred acquisition costs	4	1
Insurance reserves	(238)	(271)
Reinsurance balances payable	(34)	(56)
Other liabilities	(172)	97
Trading securities	(1,145)	1,677
Other, net	(121)	(183)
Net cash flow operating activities - continuing operations	1,235	3,655
Net cash flow operating activities - discontinued operations	142	719
Net cash flow operating activities - total	1,377	4,374

Investing Activities:

Purchases of fixed maturities	(39,989)	(53,496)
Proceeds from sales of fixed maturities	36,545	53,002
Proceeds from maturities of fixed maturities	3,374	3,720
Purchases of equity securities	(170)	(157)
Proceeds from sales of equity securities	177	182
Purchases of property, plant and equipment	(2,937)	(1,352)
Proceeds from sales of property, plant and equipment	71	13
Change in collateral on loaned securities	(57)	(3,518)
Change in short term investments	1,567	196
Change in other investments	(147)	(103)
Acquisition of business, net of cash acquired		(4,029)
Net cash flow investing activities - continuing operations	(1,566)	(5,542)
Net cash flow investing activities - discontinued operations,
including proceeds from dispositions	620
Net cash flow investing activities - total	(946)	(5,542)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2008	2007
(In millions)

Financing Activities:

Dividends paid	$(193)	$(249)
Dividends paid to minority interest	(354)	(339)
Purchases of treasury shares	(12)	(672)
Purchases of treasury shares by subsidiary	(70)
Issuance of common stock	4	6
Proceeds from subsidiaries’ equity issuances	246	315
Principal payments on debt	(902)	(4)
Issuance of debt	1,320	2,110
Receipts of investment contract account balances	3	2
Return of investment contract account balances	(421)	(59)
Excess tax benefits from share-based payment arrangements	4	6
Other	26	10
Net cash flow financing activities - continuing operations	(349)	1,126
Net cash flow financing activities - discontinued operations		2
Net cash flow financing activities - total	(349)	1,128

Effect of foreign exchange rate on cash - continuing operations	(6)

Net change in cash	76	(40)
Net cash transactions from:
Continuing operations to discontinued operations	782	760
Discontinued operations to continuing operations	(782)	(760)
Cash, beginning of period	160	174
Cash, end of period	$236	$134

Cash, end of period:
Continuing operations	$236	$116
Discontinued operations		18
Total	$236	$134

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

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). The Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, Lorillard’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations, and Consolidated Condensed Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued Operations, net and Net cash flows - discontinued operations, respectively.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and changes in cash flows for the nine months ended September 30, 2008 and 2007.

Net income (loss) for the third quarter and first nine months of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2007 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Supplementary cash flow information – As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard resulting in a non-cash gain on disposal of $4.3 billion. Investing activities include accrued capital expenditures of $168 million and $103 million for the nine months ended September 30, 2008 and 2007.

Accounting changes – In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. A one year deferral has been granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. As a result, the Company has partially applied the provisions of SFAS No. 157 upon adoption at January 1, 2008. The assets and liabilities that are recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS No. 157 include goodwill, other intangible assets, long term debt and asset retirement obligations. The effect of partially adopting SFAS No. 157 did not have a significant impact on the Company’s financial condition at the date of adoption or the results of operations for the period ended September 30, 2008. See Note 4.

In October of 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157- 3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. FAS 157-3 was effective upon issuance. The Company’s adoption of FSP No. FAS 157-3 had no impact on the financial condition or results of operations as of or for the three and nine months ended September 30, 2008.

In April of 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation (“FIN”) No. 39.” FSP FIN No. 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN No. 39. Additionally, FSP No. FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The Company adopted FSP No. FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. The Company presented the effect of adopting FSP No. FIN 39-1 as a change in accounting principle through retrospective application. The effect on the Consolidated Condensed Balance Sheet as of December 31, 2007 was an increase of $36 million in Other investments and Payable to brokers. The adoption of FSP No. FIN 39-1 had no impact on the Company’s financial condition or results of operations as of or for the nine months ended September 30, 2008.

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

3.  Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Net investment income consisted of:

Fixed maturity securities	$501	$501	$1,495	$1,523
Short term investments	36	79	125	243
Limited partnerships	(77)	19	(70)	142
Equity securities	18	7	62	18
Trading portfolio	(117)	33	(66)	221
Other	6	19	27	60
Total investment income	367	658	1,573	2,207
Investment expense	(12)	(11)	(42)	(42)
Net investment income	$355	$647	$1,531	$2,165

Investment gains (losses) are as follows:

Fixed maturities	$(315)	$(39)	$(475)	$(322)
Equity securities, including short positions	(376)	16	(405)	30
Derivative instruments	35	(45)	47	94
Short term investments	5	7	12	7
Other, including guaranteed separate account business	1	7	9	8
Investment losses	(650)	(54)	(812)	(183)
Gain on issuance of subsidiary stock (Note 13)			2	139
	(650)	(54)	(810)	(44)
Income tax benefit	227	19	284	14
Minority interest	44	3	54	15
Investment losses, net	$(379)	$(32)	$(472)	$(15)

For the three months ended September 30, 2008, other-than-temporary impairment (“OTTI”) losses of $584 million were recorded primarily in the non-redeemable preferred equity securities and corporate and other taxable bonds sectors. This compared to OTTI losses for the three months ended September 30, 2007 of $188 million recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. The OTTI losses for 2008 were primarily driven by credit issues.

For the three months ended September 30, 2008, the Company recorded realized investment losses, including OTTI losses, of $305 million related to securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), $100 million related to securities issued by Washington Mutual, $96 million related to securities issued by Icelandic banks and $35 million related to securities issued by American International Group.

Realized investment losses for the nine months ended September 30, 2008 included OTTI losses of $840 million, recorded primarily in the non-redeemable preferred equity securities, corporate and other taxable bonds and asset-backed bonds sectors. This compared to OTTI losses for the nine months ended September 30, 2007 of $451 million recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors. The OTTI losses for 2008 were primarily driven by credit issues.

The Company’s investment policies emphasize high credit quality and diversification by industry, issuer and issue. Assets supporting interest rate sensitive liabilities are segmented within the general account to facilitate asset/liability duration management.

In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities available-for-sale in the September 30, 2008 Consolidated Condensed Balance Sheet.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	12 Months
September 30, 2008	Cost	Gains	12 Months	or Greater	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$1,431	$88	$1		$1,518
Asset-backed securities	9,982	27	484	$746	8,779
States, municipalities and political
subdivisions-tax exempt	7,781	21	596	240	6,966
Corporate	9,495	73	797	352	8,419
Other debt	3,618	59	193	103	3,381
Redeemable preferred stocks	72	3	2		73
Fixed maturities available-for-sale	32,379	271	2,073	1,441	29,136
Fixed maturities, trading	624	1	11	17	597
Total fixed maturities	33,003	272	2,084	1,458	29,733
Equity securities:
Equity securities available-for-sale	1,112	187	166	169	964
Equity securities, trading	664	53	102	63	552
Total equity securities	1,776	240	268	232	1,516
Short term investments:
Short term investments available-for-
sale	5,387	6	1		5,392
Short term investments, trading	3,281				3,281
Total short term investments	8,668	6	1	-	8,673
Total	$43,447	$518	$2,353	$1,690	$39,922

December 31, 2007

Fixed maturity securities:
U.S. government and obligations of
government agencies	$594	$93			$687
Asset-backed securities	11,777	39	$223	$183	11,410
States, municipalities and political
subdivisions-tax exempt	7,615	144	82	2	7,675
Corporate	8,867	246	149	12	8,952
Other debt	4,143	208	48	4	4,299
Redeemable preferred stocks	1,216	2	160		1,058
Fixed maturities available-for-sale	34,212	732	662	201	34,081
Fixed maturities, trading	604	6	19	9	582
Total fixed maturities	34,816	738	681	210	34,663
Equity securities:
Equity securities available-for-sale	366	214	12		568
Equity securities, trading	777	99	69	28	779
Total equity securities	1,143	313	81	28	1,347
Short term investments:
Short term investments available-for-
sale	5,600	3	1		5,602
Short term investments, trading	2,628				2,628
Total short term investments	8,228	3	1	-	8,230
Total	$44,187	$1,054	$763	$238	$44,240

The following table summarizes, available-for-sale securities in an unrealized loss position at September 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	September 30, 2008		December 31, 2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed income securities:
Investment grade:
0-6 months	$10,068	$698	$4,771	$228
7-12 months	6,269	1,048	1,584	193
13-24 months	2,775	937	690	57
Greater than 24 months	1,880	325	3,869	138
Total investment grade available-for-sale	20,992	3,008	10,914	616

Non-investment grade:
0-6 months	1,037	122	1,527	73
7-12 months	839	203	125	8
13-24 months	798	168	26	4
Greater than 24 months	16	11	9	2
Total non-investment grade available-for-sale	2,690	504	1,687	87

Total fixed income securities available-for-sale	23,682	3,512	12,601	703

Redeemable and non-redeemable preferred stocks:
0-6 months	21	3	893	143
7-12 months	371	156	104	28
13-24 months	172	167
Total redeemable and non-redeemable preferred stocks
available-for-sale	564	326	997	171

Available-for-sale equity securities:
0-6 months	12	9	34	1
7-12 months	1		1
13-24 months	11	2
Greater than 24 months	3		3
Total equity securities available-for-sale	27	11	38	1
Total fixed maturity and equity securities
available-for-sale	$24,273	$3,849	$13,636	$875

At September 30, 2008, the fair value of the available-for-sale fixed maturities was $29,136 million, representing 68.9% of the total investment portfolio. The unrealized position associated with the fixed maturity portfolio included $3,514 million in gross unrealized losses, consisting of asset-backed securities which represented 35.0%, corporate bonds which represented 32.7%, tax-exempt bonds which represented 23.8%, and all other fixed maturity securities which represented 8.5%. The gross unrealized loss for any single issuer was no greater than 0.3% of the carrying value of the total general account fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,520 securities which were, in aggregate, approximately 13.0% below amortized cost.

Given the current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at September 30, 2008 or December 31, 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of September 30, 2008 is presented below.

Asset-Backed Securities

The unrealized losses on the Company's investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns surrounding the sub-prime issue, but also extended into other asset-backed securities in the Company’s portfolio.

The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”) typically collateralized with prime residential mortgages and corporate asset-backed structured securities. The holdings in these sectors include 662 securities in a gross unrealized loss position aggregating $1,226 million. Of these securities in a gross unrealized loss position, 61.0% are rated AAA, 17.0% are rated AA, 16.0% are rated A, 4.0% are rated BBB and 2.0% are non-investment grade (rated BB or lower). The aggregate severity of the unrealized loss was approximately 14.0% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to our particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an OTTI loss is recognized. As of September 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20, which have a gross unrealized loss of $299 million. There were OTTI losses of $30 million and $209 million recorded on asset-backed securities, $14 million and $147 million of which related to specific EITF 99-20 securities for which the most recent evaluation did show an adverse change in cash flows for the three and nine months ended September 30, 2008.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 183 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $4 million as of September 30, 2008. The cumulative unrealized losses on these securities was approximately 4.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

The Company believes the decline in fair value was primarily attributable to the market disruption caused by sub-prime related issues and other temporary market conditions and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company's investments in tax-exempt municipal securities were caused primarily by changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector of the market were driven by significant selling pressure in the market particularly late in the third quarter. This selling pressure was caused by a combination of factors that resulted in forced liquidations of municipal positions that increased supply while demand was decreasing. These conditions increased the yields of the sector far above historical norms sending prices down and increasing the Company’s unrealized losses. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after tax returns on alternative classes. The holdings in this category include 821 securities in a gross unrealized loss position aggregating $836 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher including the impact of mono-line insurance) where the cash flows are supported by the credit of the issuer. The aggregate severity of the unrealized losses was approximately 12.0% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008. There were OTTI losses of $1 million recorded on tax-exempt municipal securities for the three and nine months ended September 30, 2008.

Corporate Bonds

The holdings in this category include 681 securities in a gross unrealized loss position aggregating $1,149 million. Of the unrealized losses in this category, 62.0% relate to securities rated as investment grade. The total holdings in this category are diversified across 11 industry sectors. The aggregate severity of the unrealized losses were approximately 14.0% of amortized cost. Within corporate bonds, the industry sectors with the largest gross unrealized losses were financial, consumer cyclical, communications, consumer non-cyclical and utilities, which as a percentage of total gross unrealized losses were approximately 32.0%, 19.0%, 17.0%, 8.0% and 8.0% at September 30, 2008. The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI promptly. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at September 30, 2008. There were OTTI losses of $105 million and $136 million recorded on corporate bonds for the three and nine months ended September 30, 2008.

Preferred Stock

The unrealized losses on the Company's investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 96.0% of the gross unrealized losses in this category come from securities issued by financial institutions, 3.0% from utilities and less than 1.0% from communications. The holdings in this category include 39 securities in a gross unrealized loss position aggregating $326 million. Of these securities in a gross unrealized loss position, 56.0% are rated A, 40.0% are rated BBB and 4.0% are rated lower than BBB. The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has recorded other-than-temporary impairment losses on securities of those issuers that have been placed in conservatorship, have been acquired or have shown signs of other-than-temporary credit deterioration. The Company has been monitoring the capital raising efforts of the issuers in this sector, their ability to continue paying dividends and all other relevant news and believes, given current facts and circumstances, the remaining issuers in this sector with unrealized losses are sufficiently capitalized and will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at September 30, 2008. This evaluation was made on the basis that these securities possess characteristics similar to debt securities. There were OTTI losses of $255 million and $263 million recorded on preferred stock, primarily on Freddie Mac and Fannie Mae for the three and nine months ended September 30, 2008.

Credit Default Swaps

The Company utilizes credit default swaps (“CDS”), which involve the transfer of credit risk from one party to another in exchange for period payments, to manage credit risk within its overall approach to portfolio management. The Company may purchase CDS protection to mitigate default risk and credit deterioration for fixed income and preferred stock holdings in the investment portfolio. The Company may also sell CDS protection for the purpose of replicating fixed income securities in the cash market where supply is limited in certain issuers or it is more beneficial to transact in the derivative markets. In all cases, the underlying reference obligations for the CDS transactions are single name entities or established indices.

A summary of the contractual or notional amounts and gross fair values related to CDS follows:

	September 30, 2008			December 31, 2007
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

Credit default swaps - purchased protection	$405	$84	$(2)	$978	$79	$(4)
Credit default swaps - sold protection	248		(75)	276	1	(47)

Investment Commitments

As of September 30, 2008 and December 31, 2007, the Company had committed approximately $331 million and $461 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2008 and December 31, 2007, the Company had commitments to purchase $23 million and $58 million and to sell $0 million and $3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2008 and December 31, 2007, the Company had obligations on unfunded bank loan participations in the amount of $20 million and $23 million.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

The Company attempts to establish fair value as an exit price in an orderly transaction consistent with normal settlement market conventions. The Company is responsible for the valuation process and seeks to obtain quoted market prices for all securities. When quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates, including discounted cash flow models, prices from recently executed transactions of similar securities or broker/dealer quotes, utilizing market observable information to the extent possible. In conjunction with modeling activities, the Company may use external data as inputs. The modeled inputs are consistent with observable market information, when available, or with the Company’s assumptions as to what market participants would use to value the securities. The Company also uses pricing services as a significant source of data. The Company monitors all pricing inputs to determine if the markets from which the data is gathered are active. As further validation of the Company’s valuation process, the Company samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

The fair values of CNA’s life settlement contracts investments are included in Other assets. Assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2008	Level 1	Level 2	Level 3	Total
(In millions)

Assets:
Fixed maturity securities	$1,856	$24,658	$3,219	$29,733
Equity securities	1,187	115	214	1,516
Other investments		73	69	142
Short term investments	7,407	1,266		8,673
Receivables		29		29
Assets of discontinued operations	77	69	20	166
Other assets		7	121	128
Separate account business	44	338	43	425
Total	$10,571	$26,555	$3,686	$40,812

Liabilities:
Payable to brokers	$(150)	$(129)	$(47)	$(326)

The tables below presents a reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Fixed			Assets of		Separate	Derivative
	Maturity	Equity	Short Term	Discontinued	Other	Account	Financial
	Securities	Securities	Investments	Operations	Assets	Business	Instruments, Net
(In millions)

Balance, July 1, 2008	$3,434	$263	$-	$23	$118	$45	$(83)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income (loss)	(36)	(1)			4		50
Included in Accumulated
other comprehensive
income (loss)	(103)	(1)		(2)		(7)	31
Purchases, sales, issuances and
settlements	(127)	(24)		(1)	(1)	(1)	24
Net transfers in (out) of
Level 3	51	(23)				6
Balance, September 30, 2008	$3,219	$214	$-	$20	$121	$43	$22

Balance, January 1, 2008	$2,909	$199	$85	$42	$115	$30	$(19)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income (loss)	(160)	(4)			34		29
Included in Accumulated
other comprehensive
income (loss)	(373)	(4)		(2)		(11)	34
Purchases, sales, issuances and
settlements	(46)	24		(3)	(28)	(2)	(22)
Net transfers in (out) of
Level 3	889	(1)	(85)	(17)		26
Balance, September 30, 2008	$3,219	$214	$-	$20	$121	$43	$22

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in Net income (loss) for Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Fixed			Derivative
	Maturity	Equity	Other	Financial
Three Months Ended September 30, 2008	Securities	Securities	Assets	Instruments, Net	Total
(In millions)

Net investment loss	$(17)	$(1)			$(18)
Investment gains (losses)	(19)			$54	35
Other revenues			$4	(4)	-
Total	$(36)	$(1)	$4	$50	$17

Nine Months Ended September 30, 2008

Net investment loss	$(11)	$(2)			$(13)
Investment gains (losses)	(149)	(2)		$55	(96)
Other revenues			$34	(26)	8
Total	$(160)	$(4)	$34	$29	$(101)

The tables below summarize changes in unrealized gains or losses recorded in Net income (loss) for the three and nine months ended September 30, 2008 for Level 3 assets and liabilities still held at September 30, 2008.

	Fixed			Derivative
	Maturity	Equity	Other	Financial
Three Months Ended September 30, 2008	Securities	Securities	Assets	Instruments, Net	Total
(In millions)

Net investment income (loss)	$(5)	$1			$(4)
Investment gains (losses)	(22)			$76	54
Other revenues			$3		3
Total	$(27)	$1	$3	$76	$53

Nine Months Ended September 30, 2008

Net investment loss	$(11)				$(11)
Investment gains (losses)	(155)	$(4)		$7	(152)
Other revenues			$8		8
Total	$(166)	$(4)	$8	$7	$(155)

Securities transferred into Level 3 for the three months ended September 30, 2008 relate primarily to securities for which broker quotes based on unobservable market information have become a significant input to the valuation process. For the nine months ended September 30, 2008, securities transferred into Level 3 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs.

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

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include one equity security, which represents 83.2% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include forwards valued using observable market spot rates. Over-the-counter derivatives, principally credit default and interest rate swaps, forwards and options, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments. They are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

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

Discontinued Operations Investments

Assets relating to CNA’s discontinued operations include fixed maturity securities and short term investments. The valuation methodologies for these asset types have been described above.

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

The attribution of income (loss) to each class of common stock for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except %)

Loews common stock:

Consolidated net income (loss)	$(137)	$555	$5,488	$1,977
Less income attributable to former Carolina Group
stock	-	146	211	405
Income (loss) attributable to Loews common stock	$(137)	$409	$5,277	$1,572

Former Carolina Group stock:

Income available to former Carolina Group stock	$-	$233	$339	$649
Weighted average economic interest of the
former Carolina Group	-	62.4%	62.4%	62.4%

Income attributable to former Carolina Group stock	$-	$146	$211	$405

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	436.32	531.86	491.19	536.53
Stock options and SARs (a)	-	1.33	1.21	1.18
Weighted average shares outstanding-diluted	436.32	533.19	492.40	537.71

Former Carolina Group stock:

Weighted average shares outstanding-basic	-	108.44	108.47	108.42
Stock options and SARs	-	0.14	0.13	0.13
Weighted average shares outstanding-diluted	-	108.58	108.60	108.55

(a)
For the three months ended September 30, 2008, common equivalent shares, consisting solely of stock options and SARs, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

Certain options and SARs were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loews common stock	5,343,396	705,689	1,337,264	237,034
Former Carolina Group stock	-	101,630	255,983	34,245

6. Reinsurance

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

The following table summarizes the amounts receivable from reinsurers at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$6,468	$7,056
Ceded future policy benefits	946	987
Ceded policyholders’ funds	41	43
Reinsurance receivables related to paid losses	543	603
Reinsurance receivables	7,998	8,689
Less allowance for uncollectible reinsurance	387	461
Reinsurance receivables, net of allowance
for uncollectible reinsurance	$7,611	$8,228

CNA has established an allowance for uncollectible reinsurance receivables. During the third quarter of 2008, CNA revised its estimate of the required allowance for uncollectible reinsurance receivables resulting in a release of $42 million. There were no significant changes in the allowance for uncollectible reinsurance for the nine months ended September 30, 2007. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits in the Consolidated Condensed Statements of Operations.

7. Receivables

	September 30,	December 31,
	2008	2007
(In millions)

Reinsurance	$7,998	$8,689
Other insurance	2,160	2,284
Security sales	1,084	163
Accrued investment income	391	340
Other	1,262	791
Total	12,895	12,267
Less: allowance for doubtful accounts on reinsurance receivables	387	461
allowance for other doubtful accounts and cash discounts	307	337
Receivables	$12,201	$11,469

8. Property, Plant and Equipment

	September 30,	December 31,
	2008	2007
(In millions)

Land	$71	$70
Buildings and building equipment	643	670
Offshore drilling equipment	5,249	4,540
Machinery and equipment	1,360	1,313
Pipeline equipment	3,575	2,445
Natural gas and NGL proved and unproved properties	3,240	2,869
Construction in process	2,245	1,423
Leaseholds and leasehold improvements	75	79
Total	16,458	13,409
Less accumulated depreciation, depletion and amortization	3,649	3,191
Property, plant and equipment	$12,809	$10,218

Diamond Offshore Construction Projects

Construction in process at September 30, 2008, included $293 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service including accrued capital expenditures aggregating $39 million related to this project. Diamond Offshore anticipates that the upgrade of the Ocean Monarch will be completed in late 2008. Construction of Diamond Offshore’s two new jack-up rigs Ocean Shield and Ocean Scepter was completed in the second quarter and third quarter of 2008, respectively.

Boardwalk Pipeline Expansion Projects

In 2008, Boardwalk Pipeline placed in service the remaining pipeline assets and related compression associated with the East Texas to Mississippi Expansion project from Delhi, Louisiana to Harrisville, Mississippi. In addition, the pipeline assets and two compressor stations related to the Southeast Expansion project were placed in service. As a result, approximately $1.1 billion was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. Catastrophe losses related to events occurring for the three and nine months ended September 30, 2008, net of reinsurance, were $248 million and $348 million. Catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. Catastrophe losses related to events occurring for the three and nine months ended September 30, 2007, net of reinsurance, were $10 million and $54 million. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	September 30, 2008		December 31, 2007

		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,155	$309	$2,352	$367
Ceded reserves	(940)	(115)	(1,030)	(125)
Net reserves	$1,215	$194	$1,322	$242

Asbestos

CNA recorded $18 million and $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008 and 2007. CNA paid asbestos-related claims, net of reinsurance recoveries, of $125 million and $121 million for the nine months ended September 30, 2008 and 2007.

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

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. While the confirmation hearing has not been scheduled, W.R. Grace expects the hearing to occur in 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (a) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (b) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (c) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (d) the diseases and damages claimed by such claimants; (e) the extent that such liability would be shared with other potentially responsible parties; and (f) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

CNA recorded $3 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008 and 2007. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $51 million and $31 million for the nine months ended September 30, 2008 and 2007.

Net Prior Year Development

The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below excludes the impact of increases or decreases in the allowance for uncollectible reinsurance, but includes the impact of commutations.

Three Month Comparison

	Standard	Specialty	Other
Three Months Ended September 30, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(4)	$(68)	$1	$(71)
A&E			13	13
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(4)	(68)	14	(58)
Pretax unfavorable (favorable) premium
development	3	(2)	(3)	(2)
Total pretax unfavorable (favorable) net prior year
development	$(1)	$(70)	$11	$(60)

Three Months Ended September 30, 2007

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(67)	$3	$4	$(60)
A&E			3	3
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(67)	3	7	(57)
Pretax favorable premium development	(5)	(3)	(2)	(10)
Total pretax unfavorable (favorable) net prior year
development	$(72)	$-	$5	$(67)

2008 Net Prior Year Development

Standard Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.

For general liability excluding construction defect, $228 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property exposures, $31 million of favorable development was primarily the result of decreased frequency and severity in recent years. The remaining favorable development was the result of favorable experience across several miscellaneous coverages in Standard Lines.

Unfavorable development of $248 million for workers’ compensation was primarily the result of the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development of $161 million for large account business was also driven primarily by workers’ compensation claim cost inflation primarily in accident years 2001 and prior. Unfavorable development of $90 million on excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers. The remaining unfavorable development was driven primarily by commercial auto liability coverages in recent accident years due to an increase in frequency.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability and surety business, partially offset by unfavorable experience in professional liability coverages.

Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Favorable development of approximately $22 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006. The remaining favorable development was due primarily to favorable outcomes on individual claims in accident years 2004 through 2006 for miscellaneous professional and general liability coverages.

Unfavorable development of approximately $18 million for professional liability coverages was primarily due to an increase in the frequency of large claims in older accident years.

Other Insurance

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to the commutation of a ceded reinsurance arrangement. The unfavorable development was offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development

Standard Lines

Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006.

Approximately $25 million of favorable claim and allocated claim adjustment expense development was recorded related to property exposures, primarily due to decreased frequency and severity on claims in accident years 2005 and 2006. The severity change was driven by decreased incurred losses as a result of changes in individual claims reserve estimates.

Nine Month Comparison

	Standard	Specialty	Other
Nine Months Ended September 30, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(54)	$(50)	$9	$(95)
A&E			21	21
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(54)	(50)	30	(74)
Pretax unfavorable (favorable) premium
development	4	(20)	(3)	(19)
Total pretax unfavorable (favorable) net prior year
development	$(50)	$(70)	$27	$(93)

	Standard	Specialty	Other
Nine Months Ended September 30, 2007	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(74)	$(4)	$12	$(66)
A&E			7	7
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(74)	(4)	19	(59)
Pretax favorable premium development	(15)	(13)	(5)	(33)
Total pretax unfavorable (favorable) net prior year
development	$(89)	$(17)	$14	$(92)

2008 Net Prior Year Development

Standard Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business.

For general liability excluding construction defect, $254 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $95 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $95 million of favorable property and marine development includes approximately $29 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.

Unfavorable development of $248 million for workers’ compensation was primarily the result of the impact of claim cost inflation on lifetime medical and home health care claims in accident years 1999 and prior. The changes were driven by increased life expectancy due to advances in medical care and increasing medical inflation. Unfavorable development of $161 million for large account business was also driven primarily by workers’ compensation claim cost inflation primarily in accident years 2001 and prior. Unfavorable development of $114 million on excess workers’ compensation was due to claims in accident years 2002 and prior. Increasing medical inflation, increased life expectancy resulting from advances in medical care, and reviews of individual claims have resulted in higher cost estimates of existing claims and a higher estimate of the number of claims expected to reach excess layers.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability coverages in recent years, and surety business, partially offset by unfavorable experience in professional liability coverages in older years.

Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Approximately $22 million of favorable development was recorded for professional liability coverages due primarily to favorable outcomes on individual claims in accident years 2004 through 2006. Favorable development of approximately $14 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006.

Unfavorable development of approximately $33 million for professional liability coverages was primarily due to an increase in the frequency of large claims in older accident years. The favorable premium development is primarily the result of a change in ultimate premiums within a foreign affiliate’s property and financial lines.

Other Insurance

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of certain ceded reinsurance arrangements. The unfavorable development was offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development

Standard Lines

Approximately $42 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased severity on open claims within the general liability exposures in accident years 2003 and prior, as well as lower frequency in accident years 2004 through 2006. In addition, approximately $14 million of unfavorable premium development was taken primarily as a result of favorable claim and allocated claim adjustment expense reserve development on retrospectively rated large account policies relating to the automobile and general liability lines of business in accident years 2001 and subsequent. This favorable claim and allocated claim adjustment expense reserve development was due to lower than anticipated frequency and severity.

Approximately $58 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims related to property exposures, primarily in accident years 2005 and 2006. The change was driven by decreased incurred losses as a result of changes in individual claims reserve estimates.

Approximately $42 million of favorable premium development was recorded mainly as a result of additional premium resulting from audits on recent policies related to workers’ compensation and general liability books of business. This was partially offset by $27 million of unfavorable claim and claim adjustment expense reserve development related to this premium.

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

Specialty Lines

Approximately $9 million of favorable claim and claim adjustment expense reserve development was recorded in the excess and surplus line of business. This favorable development was primarily related to improved frequency and severity on excess general liability claims across several accident years.

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

10.  Debt

In January of 2008, CNA repaid its $150 million 6.45% senior note at maturity.

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013 in a private placement. The proceeds from this offering were primarily used to finance a portion of its expansion projects.

11.  Statutory Accounting Practices

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

Dividends from Continental Casualty Company (“CCC”) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2008, CCC is in a negative earned surplus position. Any future dividend payments made during 2008 would be subject to the Department’s prior approval.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners (“NAIC”) to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of September 30, 2008 and December 31, 2007, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows:

	Statutory Capital and Surplus
	September 30, 2008	December 31, 2007
(In millions)

Property and casualty companies (a)	$7,967	$8,511
Life company	514	471

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

	Statutory Net Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Property and casualty companies	$(259)	$164	$-	$570
Life company	(26)	(3)	5	26

In conformity with accounting practices prescribed by insurance regulatory authorities, preliminary statutory capital and surplus as of September 30, 2008, presented above, reflects the impact of a $1.0 billion surplus note, which will be issued subsequent to September 30, 2008 but prior to the filing of CCC’s third quarter statutory statements. See Note 20 of the Notes to Consolidated Condensed Financial Statements for further discussion.

12.  Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2007	$584	$86	$(283)	$387
Unrealized holding losses, net of tax of $163	(263)			(263)
Adjustment for items included in net income,
net of tax of $59	(102)			(102)
Foreign currency translation adjustment, net of
tax of $2		31		31
Pension liability adjustment, net of tax
of $2			7	7
Balance, September 30, 2007	$219	$117	$(276)	$60

Balance, January 1, 2008	$12	$117	$(194)	$(65)
Unrealized holding losses, net of tax of $1,265	(2,062)			(2,062)
Adjustment for items included in net income,
net of tax of $79 and $20	133		34	167
Foreign currency translation adjustment, net of
tax		(56)		(56)
Pension liability adjustment, net of tax of $5			(11)	(11)
Disposal of discontinued operations, net of tax
of $33			53	53
Balance, September 30, 2008	$(1,917)	$61	$(118)	$(1,974)

13.  Significant Transactions

Diamond Offshore

In the first nine months of 2007, the holders of $451 million in principal amount of Diamond Offshore’s 1.5% debentures converted their outstanding debentures into 9.2 million shares of Diamond Offshore’s common stock at a price of $49.02 per share. In addition, the holders of $2 million aggregate principal amount of Diamond Offshore’s Zero Coupon Debentures converted their outstanding debentures into 20,658 shares of Diamond Offshore’s common stock at a price of $73.00 per share.

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

Boardwalk Pipeline

In the second quarter of 2008, Boardwalk Pipeline sold 10 million common units at a price of $25.30 per unit in a public offering and received net proceeds of $243 million. In addition, the Company contributed $5 million to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $536 million at September 30, 2008, from $472 million at December 31, 2007. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company has deferred gain recognition until the common units no longer have preference over other classes of securities.

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

Beginning with the distribution in respect of the quarter ending September 30, 2008, the class B units share in quarterly distributions of available cash from operating surplus with Boardwalk Pipeline’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units do not participate in quarterly distributions above $0.30 per unit and are convertible into common units of Boardwalk Pipeline on a one-for-one basis at any time after June 30, 2013.

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

At December 31, 2007, the Company expected to contribute $24 million to its pension plans and $13 million to its postretirement healthcare and life insurance benefit plans in 2008. During the nine months ended September 30, 2008, CNA decided to contribute an additional $43 million to their pension plan bringing the expected pension contributions to $67 million.

During the first nine months of 2008, the Company made $71 million of total contributions to the pension plans and $9 million to the postretirement healthcare and life insurance benefit plans.

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Service cost	$8	$7	$23	$24
Interest cost	41	40	123	121
Expected return on plan assets	(49)	(47)	(145)	(141)
Amortization of net loss	1	2	2	2
Amortization of prior service cost		(1)		(1)
Actuarial loss	1	3	3	9
Settlement costs				4
Net periodic benefit cost	$2	$4	$6	$18

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Service cost	$1		$2	$1
Interest cost	3	$4	9	11
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of prior service benefit	(5)	(6)	(17)	(19)
Actuarial loss		1	1	2
Regulatory asset decrease	1	1	4	4
Net periodic benefit cost	$(2)	$(1)	$(5)	$(4)

15.  Business Segments

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

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations. The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Reinsurance Company Limited. This segment also includes the results related to the centralized adjusting and settlements of A&E.

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. The majority of these rigs are located in the Gulf of Mexico region with the remainder operating in Brazil, the North Sea, and various other foreign markets.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent as of December 31, 2007.

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

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, corporate interest expenses and other corporate administrative costs.

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

The following tables set forth the Company’s consolidated revenues and income (loss) by business segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$734	$1,032	$2,601	$3,127
Specialty Lines	947	1,074	3,035	3,140
Life and Group Non-Core	(11)	308	534	972
Other Insurance	(11)	70	92	231
Total CNA Financial	1,659	2,484	6,262	7,470
Diamond Offshore	868	655	2,630	1,935
HighMount	200	100	590	100
Boardwalk Pipeline	222	141	641	490
Loews Hotels	90	90	292	285
Corporate and other	(69)	55	89	430
Total	$2,970	$3,525	$10,504	$10,710

Income (loss) before income tax and minority
interest (a):

CNA Financial:
Standard Lines	$(272)	$232	$(39)	$584
Specialty Lines	120	239	512	697
Life and Group Non-Core	(369)	(224)	(472)	(281)
Other Insurance	(17)	2	(17)	19
Total CNA Financial	(538)	249	(16)	1,019
Diamond Offshore	446	285	1,441	945
HighMount	74	30	225	30
Boardwalk Pipeline	73	40	226	156
Loews Hotels	7	7	57	47
Corporate and other	(103)	27	(5)	351
Total	$(41)	$638	$1,928	$2,548

Net income (loss) (a):

CNA Financial:
Standard Lines	$(151)	$141	$1	$357
Specialty Lines	64	128	284	385
Life and Group Non-Core	(207)	(121)	(250)	(141)
Other Insurance	(9)	8	(5)	22
Total CNA Financial	(303)	156	30	623
Diamond Offshore	145	95	475	320
HighMount	47	19	142	19
Boardwalk Pipeline	31	19	98	74
Loews Hotels	6	4	36	29
Corporate and other	(70)	16	(5)	227
Income (loss) from continuing operations	(144)	309	776	1,292
Discontinued operations	7	246	4,712	685
Total	$(137)	$555	$5,488	$1,977

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and minority interest and Net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues and Income (loss) before income tax and
minority interest:

CNA Financial:
Standard Lines	$(178)	$(29)	$(254)	$(116)
Specialty Lines	(115)	(13)	(154)	(62)
Life and Group Non-Core	(298)	(9)	(321)	(26)
Other Insurance	(60)	(6)	(84)	(13)
Total CNA Financial	(651)	(57)	(813)	(217)
Corporate and other	1	3	3	173
Total	$(650)	$(54)	$(810)	$(44)

Net income (loss):

CNA Financial:
Standard Lines	$(103)	$(17)	$(148)	$(68)
Specialty Lines	(66)	(7)	(88)	(36)
Life and Group Non-Core	(175)	(5)	(188)	(15)
Other Insurance	(35)	(4)	(49)	(7)
Total CNA Financial	(379)	(33)	(473)	(126)
Corporate and other		1	1	111
Total	$(379)	$(32)	$(472)	$(15)

16.  Legal Proceedings

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appellants’ brief is due to be filed on December 22, 2008. CNA believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material adverse effect on the financial condition, cash flows or results of operations of the Company, however it still remains subject to the favorable resolution of the appeal.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument, if granted, will be held on April 20, 2009. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (GEL). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The Court dismissed some of the claims against CCC as a matter of law. Pretrial proceedings are ongoing and no trial date has been set. CCC believes it has meritorious defenses to the claims in this action and continues to defend the case vigorously. However, adverse developments could have a material adverse effect on CNA’s business and the Company’s results of operations and/or equity.

CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business. See Note 9 for further discussion.

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cochran vs. R.J. Reynolds Tobacco Company, et al. (2002, Circuit Court, George County, Mississippi), the Company filed a motion to dismiss the complaint for lack of personal jurisdiction during 2003, which remains pending. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company plans to file a motion to dismiss the complaint for lack of personal jurisdiction in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court dismissed the Company from this action for lack of personal jurisdiction during 2006, and the plaintiff has noticed an appeal. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending.

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

17.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2008, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. As of September 30, 2008 and December 31, 2007, CNA has recorded approximately $23 million and $27 million of liabilities related to these indemnification agreements.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I, CNA Surety, a 62% owned and consolidated subsidiary of CNA, issued a guarantee of $80 million to guarantee the payment by CNA Surety

Capital Trust I of annual dividends of $1.9 million over 26 years and redemption of $30 million of preferred securities.

Diamond Offshore Construction Projects

As of September 30, 2008 Diamond Offshore had purchase obligations aggregating approximately $61 million related to the major upgrade of the Ocean Monarch. Diamond Offshore expects to complete funding of this project in 2008. However, the actual timing of these expenditures will vary based on the completion of various construction milestones and the timing of the delivery of equipment, which are beyond Diamond Offshore’s control.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion Resources, Inc., HighMount assumed an obligation to deliver approximately 15 Bcf of natural gas through February 2009 under previously existing Volumetric Production Payment (“VPP”) agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, HighMount has no obligation to make up the shortfall. At September 30, 2008, the remaining obligation under these agreements is approximately 3.7 Bcf of natural gas.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of September 30, 2008, Boardwalk Pipeline had purchase commitments of $295 million primarily related to its expansion projects.

18.  Discontinued Operations

Lorillard

As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard. The Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows of Lorillard have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations, and Consolidated Condensed Statements of Cash Flows, and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

CNA

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with The Continental Corporation in 1995. As of September 30, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.

The income (loss) from discontinued operations reported below related to CNA primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

In the third quarter of 2008, CNA recognized a change in estimate of the tax benefit related to the 2007 sale of its United Kingdom discontinued operations subsidiary.

Bulova

The Company sold Bulova for approximately $263 million in January of 2008. The Company recorded a pretax gain of approximately $126 million, $75 million after tax, for the nine months ended September 30, 2008.

Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Net investment income	$2	$33	$20	$99
Manufactured products		1,094	1,750	3,148
Investment gains	1	5	3	8
Other				1
Total	3	1,132	1,773	3,256
Expenses:
Insurance related expenses	3	3	8	23
Cost of manufactured products sold		638	1,039	1,839
Other operating expenses		105	173	305
Interest		2	2	4
Total	3	748	1,222	2,171
Income before income tax and minority interest	-	384	551	1,085
Income tax (expense) benefit	8	(138)	(200)	(401)
Minority interest	(1)		(1)	1
Results of discontinued operations	7	246	350	685
Gain on disposal (net of tax of $51)			4,362
Net income from discontinued operations	$7	$246	$4,712	$685

Lorillard’s revenues amounted to 99.5% of total revenues of discontinued operations for the nine months ended September 30, 2008 and 95.1% and 95.3% for the three and nine months ended September 30, 2007. Lorillard’s pretax income amounted to 100% of total pretax income of discontinued operations for the nine months ended September 30, 2008 and 99.2% and 99.5% for the three and nine months ended September 30, 2007.

The components of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

	September 30,	December 31,
	2008	2007
(In millions)

Assets of discontinued operations:
Investments	$166	$1,495
Cash		20
Receivables		293
Reinsurance receivables	6	1
Property, plant and equipment		218
Deferred income taxes		575
Goodwill and other intangible assets		5
Other assets	1	408
Insurance reserves and other liabilities	(172)	(174)
Assets of discontinued operations	$1	$2,841

Liabilities of discontinued operations:
Other liabilities	$-	$1,637

The assets and liabilities of Lorillard totaling $2.6 billion and $1.6 billion, and Bulova totaling $218 million and $50 million, respectively, as of December 31, 2007 are included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Condensed Balance Sheet. The assets of CNA’s discontinued operations totaling $1 million and $23 million as of September 30, 2008 and December 31, 2007 are included in Assets of discontinued operations in the Consolidated Condensed Balance Sheets.

CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with APB No. 30, CNA’s assets and liabilities of discontinued operations are presented in net assets. At September 30, 2008 and December 31, 2007, the insurance reserves are net of discounts of $76 million and $73 million, respectively.

19.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2008 and December 31, 2007, and consolidating statements of operations information for the nine months ended September 30, 2008 and 2007. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income tax and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
September 30, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$37,059	$608	$84	$13	$45	$4,469		$42,278
Cash	115	28	64	10	15	4		236
Receivables	11,202	708	81	56	35	122	$(3)	12,201
Property, plant and equipment	346	3,337	3,384	5,343	354	45		12,809
Deferred income taxes	2,445						(979)	1,466
Goodwill and other intangible assets	106	20	1,066	163	3			1,358
Assets of discontinued operations	1							1
Investments in capital stocks of subsidiaries						12,838	(12,838)	-
Other assets	846	166	66	357	45	2	(1)	1,481
Deferred acquisition costs of insurance subsidiaries	1,157							1,157
Separate account business	430							430
Total assets	$53,707	$4,867	$4,745	$5,942	$497	$17,480	$(13,821)	$73,417

Liabilities and Shareholders’ Equity:

Insurance reserves	$39,469						$(1)	$39,468
Payable to brokers	1,001	$20	$89	$2		$481		1,593
Collateral on loaned securities	6							6
Short term debt	200				$73			273
Long term debt	1,807	503	1,715	2,353	156	867		7,401
Reinsurance balances payable	367							367
Deferred income taxes		422	103	92	48	314	(979)	-
Other liabilities	2,345	554	187	743	14	130	(3)	3,970
Separate account business	430							430
Total liabilities	45,625	1,499	2,094	3,190	291	1,792	(983)	53,508
Minority interest	1,154	1,651		1,363				4,168
Shareholders’ equity	6,928	1,717	2,651	1,389	206	15,688	(12,838)	15,741
Total liabilities and shareholders’ equity	$53,707	$4,867	$4,745	$5,942	$497	$17,480	$(13,821)	$73,417

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
December 31, 2007	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,789	$633	$34	$316	$58	$3,839		$46,669
Cash	94	7	19	1	15	4		140
Receivables	10,672	523	136	87	22	32	$(3)	11,469
Property, plant and equipment	350	3,058	3,121	3,303	365	21		10,218
Deferred income taxes	1,224		3				(786)	441
Goodwill and other intangible assets	106	20	1,061	163	3			1,353
Assets of discontinued operations	23					2,818		2,841
Investments in capital stocks of subsidiaries						14,967	(14,967)	-
Other assets	824	130	47	272	36	39	(1)	1,347
Deferred acquisition costs of insurance subsidiaries	1,161							1,161
Separate account business	476							476
Total assets	$56,719	$4,371	$4,421	$4,142	$499	$21,720	$(15,757)	$76,115

Liabilities and Shareholders’ Equity:

Insurance reserves	$40,222						$(1)	$40,221
Payable to brokers	441		$38			$101		580
Collateral on loaned securities	63							63
Short term debt	350	$3			$5			358
Long term debt	1,807	503	1,647	$1,848	229	866		6,900
Reinsurance balances payable	401							401
Deferred income taxes		362		60	45	319	(786)	-
Liabilities of discontinued operations						1,637		1,637
Other liabilities	2,463	587	280	561	16	91	(8)	3,990
Separate account business	476							476
Total liabilities	46,223	1,455	1,965	2,469	295	3,014	(795)	54,626
Minority interest	1,467	1,425		1,006				3,898
Shareholders’ equity	9,029	1,491	2,456	667	204	18,706	(14,962)	17,591
Total liabilities and shareholders’ equity	$56,719	$4,371	$4,421	$4,142	$499	$21,720	$(15,757)	$76,115

Loews Corporation
Consolidating Statement of Operations Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Nine Months Ended September 30, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,386						$(1)	$5,385
Net investment income	1,449	$10		$2	$1	$69		1,531
Intercompany interest and dividends						1,053	(1,053)	-
Investment gains (losses)	(813)	1						(812)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		2,589						2,589
Other	240	31	$590	639	291	18		1,809
Total	6,262	2,631	590	641	292	1,142	(1,054)	10,504

Expenses:

Insurance claims and policyholders’ benefits	4,380							4,380
Amortization of deferred acquisition costs	1,083							1,083
Contract drilling expenses		873					(1)	872
Other operating expenses	715	310	308	369	227	53		1,982
Interest	100	6	57	46	8	42		259
Total	6,278	1,189	365	415	235	95	(1)	8,576
Income (loss) before income tax and minority interest	(16)	1,442	225	226	57	1,047	(1,053)	1,928

Income tax expense (benefit)	(89)	462	83	61	21	(1)		537
Minority interest	43	505		67				615
Total	(46)	967	83	128	21	(1)	-	1,152
Income from continuing operations	30	475	142	98	36	1,048	(1,053)	776
Discontinued operations, net:
Results of operations	9					341		350
Gain on disposal						4,362		4,362
Net income	$39	$475	$142	$98	$36	$5,751	$(1,053)	$5,488

Loews Corporation
Consolidating Statement of Operations Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Nine Months Ended September 30, 2007	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,617						$(1)	$5,616
Net investment income	1,859	$26		$16	$1	$263		2,165
Intercompany interest and dividends						1,171	(1,171)	-
Investment gains (losses)	(217)	2	$32					(183)
Gain on issuance of subsidiary stock		(3)				142		139
Contract drilling revenues		1,854						1,854
Other	211	55	100	474	284	1	(6)	1,119
Total	7,470	1,934	132	490	285	1,577	(1,178)	10,710

Expenses:

Insurance claims and policyholders’
benefits	4,496							4,496
Amortization of deferred acquisition costs	1,137							1,137
Contract drilling expenses		715						715
Other operating expenses	713	258	58	288	229	45	(7)	1,584
Interest	105	17	12	46	9	41		230
Total	6,451	990	70	334	238	86	(7)	8,162
Income before income tax and minority interest	1,019	944	62	156	47	1,491	(1,171)	2,548

Income tax expense	283	292	22	47	18	112		774
Minority interest	113	334		35				482
Total	396	626	22	82	18	112	-	1,256
Income from continuing operations	623	318	40	74	29	1,379	(1,171)	1,292
Discontinued operations, net	(7)					692		685
Net income	$616	$318	$40	$74	$29	$2,071	$(1,171)	$1,977

20.  Subsequent Events

CNA Preferred Issue and CCC Surplus Note

Under an agreement dated October 27, 2008, CNA will issue, and Loews has agreed to purchase, $1.25 billion of CNA non-voting cumulative senior preferred stock (“Preferred Issue”).

CNA will use the proceeds from the Preferred Issue to increase the statutory surplus of its principal insurance subsidiary, CCC, through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Illinois Department of Financial and Professional Regulation - Division of Insurance. The surplus note of CCC will have a term of 20 years and will accrue interest at a rate of 10.0% per year.

Limited Partnership Investments

The Company’s limited partnership investments consist of 82 individual partnerships which cover a broad range of investment strategies including fixed income arbitrage, global arbitrage, long/short equity, relative value, multi-strategy and private equity. The investments across partnerships and investment strategies provide for risk diversification within the limited partnership portfolio and the overall investment portfolio. These strategies consist primarily of underlying marketable securities and may include low levels of leverage and the use of derivatives which may potentially introduce more volatility and risk to the partnership returns. The continued disruption and turmoil in the capital markets has had a negative impact on limited partnership returns.

As described in Note 1 of the Notes to Consolidated Financial Statements within the Company’s 2007 Form 10-K, the Company’s carrying value of investments in limited partnerships typically reflects a reporting lag. Subsequent to September 30, 2008, the Company received preliminary September 2008 results from the general partners of certain limited partnership investments indicating a pretax loss of approximately $110 million that will be reflected in the fourth quarter results due to the reporting lag.

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

Consolidated Financial Results

Net income (loss) and earnings (loss) per share information attributable to Loews common stock and former Carolina Group stock is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) before net investment losses	$235	$341	$1,248	$1,307
Net investment losses (a)	(379)	(32)	(472)	(15)
Income (loss) from continuing operations	(144)	309	776	1,292
Discontinued operations, net (b)	7	100	4,501	280
Net income (loss) attributable to Loews common stock	(137)	409	5,277	1,572
Net income attributable to former Carolina Group stock -
Discontinued operations (c)		146	211	405
Consolidated net income (loss)	$(137)	$555	$5,488	$1,977

Net income (loss) per share:
Loews common stock:
Income (loss) from continuing operations	$(0.33)	$0.58	$1.58	$2.40
Discontinued operations, net (b)	0.02	0.19	9.14	0.52
Loews common stock	$(0.31)	$0.77	$10.72	$2.92
Former Carolina Group stock - Discontinued operations (c)	$-	$1.34	$1.95	$3.73

(a)
Includes a gain of $92 for the nine months ended September 30, 2007 related to a reduction in the Company’s ownership interest in Diamond Offshore from the conversion of Diamond Offshore’s 1.5% convertible debentures into Diamond Offshore common stock.

(b)	Includes a tax-free non-cash gain of $4,287 related to the Separation of Lorillard and an after tax gain of $75 from the sale of Bulova Corporation for the nine months ended September 30, 2008.

(c)	The Carolina Group and Carolina Group stock were eliminated effective June 10, 2008 upon completion of the Separation of Lorillard.

Investments in Subsidiaries

To assist our CNA subsidiary in strengthening the statutory capital of its principal insurance subsidiary Continental Casualty Company (“CCC”), which has been adversely impacted by the ongoing disruption in the capital markets, we agreed to purchase $1.25 billion of a new series of non-voting cumulative senior preferred stock from CNA. The new preferred stock will accrue cumulative dividends at the rate of 10% per annum, payable quarterly, for the first five years after issuance, with the dividend rate resetting thereafter and on each subsequent five year anniversary to the higher of 10% or the 10-year U.S. Treasury rate at such time plus 7%. No dividends may be declared on CNA’s common stock while the new preferred stock is outstanding. CNA will use $1.0 billion of the proceeds from the new preferred stock to increase the statutory surplus of CCC. We expect to complete the purchase of the new preferred stock during the fourth quarter of 2008, subject to customary closing conditions.

Our Board of Directors also approved a commitment to purchase up to $1.0 billion of equity securities from Boardwalk Pipeline to facilitate the funding of the anticipated costs to complete its pipeline expansion projects. We would provide that equity capital to the extent that external funds are not available to Boardwalk Pipeline on acceptable terms. Boardwalk Pipeline anticipates that it will require a portion of this equity capital prior to the end of this year and the balance during the first half of 2009.

Income (Loss) from Continuing Operations

The loss from continuing operations for the third quarter of 2008 primarily resulted from a decline in results at CNA reflecting higher net investment losses described below, a $145 million (after tax and minority interest) increase in catastrophe losses primarily from hurricanes and a reduction in investment income reflecting losses from limited partnership investments. Investment income at the holding company also included losses in 2008, as compared to gains in the prior year period. These declines were partially offset by significantly improved results at Diamond Offshore due to higher dayrates in 2008 and improved results at HighMount and Boardwalk Pipeline. Results in 2007 also included a $96 million charge at CNA (after tax and minority interest) in connection with a settlement of an arbitration proceeding related to a run-off book of business.

Net investment losses included in loss from continuing operations amounted to $379 million (after tax and minority interest) in the third quarter of 2008 compared to net investment losses of $32 million (after tax and minority interest) in the comparable period of the prior year. For the three months ended September 30, 2008, the Company recorded net realized investment losses of $178 million related to securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, $58 million related to securities issued by Washington Mutual, $57 million related to securities issued by Icelandic banks and $21 million related to securities issued by American International Group.

The decline in income from continuing operations for the nine months ended September 30, 2008 primarily reflects a decline in results at CNA, the increased investment losses and the reduced investment income discussed above. These decreases were partially offset by improved results at Diamond Offshore, HighMount and Boardwalk Pipeline.

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

Our Consolidated Condensed Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations, and Consolidated Condensed Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued Operations, net and Net cash flows - discontinued operations, respectively.

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

At September 30, 2008, the book value per share of Loews common stock was $36.10, compared to $32.40 at December 31, 2007.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates and the Results of Operations by Business Segment - CNA Financial - Reserves - Estimates and Uncertainties sections of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2007 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 90% owned subsidiary.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Reinsurance Company Limited. This segment also includes the results related to the centralized adjusting and settlements of A&E.

Segment Results

The following discusses the results of continuing operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after tax and minority interest of 1) net realized investment gains or losses, 2) income or loss from discontinued operations and 3) any cumulative effects of changes in accounting principles. In evaluating the results of its Standard Lines and Specialty Lines segments, CNA utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except %)

Net written premiums	$723	$753	$2,342	$2,524
Net earned premiums	762	841	2,313	2,546
Net investment income	136	209	499	664
Net operating income	(48)	158	149	425
Net realized investment losses	(103)	(17)	(148)	(68)
Net income (loss)	(151)	141	1	357

Ratios:
Loss and loss adjustment expense	96.3%	60.9%	81.1%	66.2%
Expense	34.4	32.3	31.3	32.1
Dividend	(1.4)	0.4	(0.2)	0.1
Combined	129.3%	93.6%	112.2%	98.4%

Three Months Ended September 30, 2008 Compared to 2007

Net written premiums for Standard Lines decreased $30 million for the three months ended September 30, 2008 as compared with the same period in 2007, primarily due to decreased production. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $79 million for the three months ended September 30, 2008 as compared with the same period in 2007, consistent with the decreased net written premiums.

Standard Lines averaged rate decreases of 5.0% for the three months ended September 30, 2008, as compared to decreases of 4.0% for the three months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 80.0% and 73.0% were achieved for those contracts that were available for renewal in each period.

Net results decreased $292 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating results and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating results decreased $206 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by higher catastrophe impacts, lower net investment income and less favorable net prior year development. The catastrophe impacts were $144 million after tax and minority interest in the third quarter of 2008, which included a $6 million after tax and minority interest catastrophe-related insurance assessment, as compared to catastrophe losses of $6 million after tax and minority interest in the third quarter of 2007.

The combined ratio increased 35.7 points for the three months ended September 30, 2008 as compared with the same period in 2007. The loss ratio increased 35.4 points primarily due to increased catastrophe losses and lower favorable net prior year development, partially offset by lower current accident year loss ratios across most lines of business.

Catastrophes losses had an adverse impact of 31.0 points on the loss ratio for the three months ended September 30, 2008.

During the third quarter of 2008, CNA’s ongoing actuarial reviews confirmed various trends in the number and size of claims across certain lines of business, and CNA recorded favorable and unfavorable development for those lines in the third quarter of 2008. See additional discussion in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The trend in recent accident years was generally favorable across several lines of business. Since CNA’s estimates for the current accident year partially rely on the trends and results for recent accident years, the current accident year non-catastrophe losses decreased by $53 million as referenced in the loss ratio discussion above.

The expense ratio increased 2.1 points for the three months ended September 30, 2008 as compared with the same period in 2007. The increase was primarily driven by CNA’s estimate of the ultimate assessment from the Texas Windstorm Insurance Association related to catastrophe losses incurred in the third quarter of 2008.

The dividend ratio decreased 1.8 points for the three months ended September 30, 2008 as compared with the same period in 2007, due to favorable dividend development.

Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2008, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of unfavorable premium development. Favorable net prior year development of $72 million, including $67 million of favorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development, was recorded for the three months ended September 30, 2007. Further information on Standard Lines net prior year development for the three months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2008 Compared to 2007

Net written premiums for Standard Lines decreased $182 million and net earned premiums decreased $233 million for the nine months ended September 30, 2008 as compared with the same period in 2007, due to the reasons discussed above in the three month comparison.

Standard Lines averaged rate decreases of 6.0% for the nine months ended September 30, 2008, as compared to decreases of 4.0% for the nine months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 81.0% and 77.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $356 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $276 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by the items discussed in the three month comparison above. The catastrophe impacts were $201 million after tax and minority interest for the nine months ended September 30, 2008, as compared to catastrophe losses of $30 million after tax and minority interest in the same period of 2007.

The combined ratio increased 13.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007. The loss ratio increased 14.9 points primarily due to increased catastrophe losses and higher current accident year loss ratios across certain lines of business. Catastrophes losses related to 2008 events had an adverse impact of 14.5 points on the loss ratio for the nine months ended September 30, 2008. The expense ratio decreased 0.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007.

Favorable net prior year development of $50 million was recorded for the nine months ended September 30, 2008, including $54 million of favorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development. Favorable net prior year development of $89 million, including $74 million of favorable claim and allocated claim adjustment expense reserve development and $15 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Further information on Standard Lines net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Standard Lines.

	September 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$6,071	$5,988
Gross IBNR Reserves	6,086	6,060
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,157	$12,048

Net Case Reserves	$4,877	$4,750
Net IBNR Reserves	5,100	5,170
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,977	$9,920

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions, except %)

Net written premiums	$875	$886	$2,583	$2,619
Net earned premiums	882	885	2,614	2,600
Net investment income	121	152	408	463
Net operating income	130	135	372	421
Net realized investment losses	(66)	(7)	(88)	(36)
Net income	64	128	284	385

Ratios:
Loss and loss adjustment expense	58.5%	62.8%	62.8%	62.7%
Expense	29.0	26.6	27.8	26.3
Dividend	0.3	0.2	0.4	0.2
Combined	87.8%	89.6%	91.0%	89.2%

Three Months Ended September 30, 2008 Compared to 2007

Net written premiums for Specialty Lines decreased $11 million for the three months ended September 30, 2008 as compared with the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $3 million for the three months ended September 30, 2008 as compared with the same period in 2007, consistent with the decrease in net written premiums.

Specialty Lines averaged rate decreases of 3.0% for the three months ended September 30, 2008 as compared to decreases of 4.0% for the three months ended September 30, 2007 for the contracts that renewed during those periods. Retention rates of 84.0% and 82.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $64 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $5 million for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily driven by lower net investment income, decreased current accident year underwriting results and higher catastrophe losses. These unfavorable results were partially offset by favorable net prior year development. Catastrophe losses were $7 million after tax and minority interest in the third quarter of 2008. There were no catastrophe losses in the three months ended September 30, 2007.

The combined ratio improved 1.8 points for the three months ended September 30, 2008 as compared with the same period in 2007. The loss ratio improved 4.3 points, primarily due to favorable net prior year development for the three months ended September 30, 2008. This was partially offset by higher current accident year loss ratios recorded in our errors and omissions (E&O) and directors and officers (D&O) coverages for financial institutions due to the current financial markets credit crisis.

The expense ratio increased 2.4 points for the three months ended September 30, 2008 as compared with the same period in 2007. The increase primarily related to changes in estimates for insurance-related assessments and reduced ceding commissions.

Favorable net prior year development of $70 million, including $68 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended September 30, 2008. There was $3 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, resulting in no net prior year development for the three months ended September 30, 2007. Further information on Specialty Lines net prior year development for the three months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2008 Compared to 2007

Net written premiums for Specialty Lines decreased $36 million for the nine months ended September 30, 2008 as compared with the same period in 2007. Premiums written in 2008 were unfavorably impacted by decreased production as compared with the same period in 2007. The competitive market conditions are expected to put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s current diversification in the previously reinsured lines of business and its management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $14 million for the nine months ended September 30, 2008 as compared to the same period in 2007, which reflects the decreased use of reinsurance.

Specialty Lines averaged rate decreases of 3.0% for each of the nine month periods ended September 30, 2008 and 2007 for the contracts that renewed during those periods. Retention rates of 84.0% and 83.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $101 million for the nine months ended September 30, 2008 as compared with the same period in 2007. This decrease was primarily attributable to lower net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $49 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the items discussed in the three month comparison above. Catastrophe losses were $8 million after tax and minority interest for the nine months ended September 30, 2008 as compared with $1 million after tax and minority interest in the same period in 2007.

The combined ratio increased 1.8 points for the nine months ended September 30, 2008 as compared with the same period in 2007. The loss ratio was favorably impacted by net prior year development, and unfavorably impacted by higher current accident year loss ratios as discussed in the three month comparison above and increased catastrophe losses. The expense ratio increased 1.5 points for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase primarily related to the items discussed in the three month comparison above.

Favorable net prior year development of $70 million, including $50 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Favorable net prior year development of $17 million, including $4 million of favorable claim and allocated claim adjustment expense reserve development and $13 million of favorable premium development, was recorded for the nine months ended September 30, 2007. Further information on Specialty Lines net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Specialty Lines.

	September 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$2,662	$2,585
Gross IBNR Reserves	5,702	5,818
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,364	$8,403

Net Case Reserves	$2,204	$2,090
Net IBNR Reserves	4,681	4,527
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,885	$6,617

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Net earned premiums	$154	$156	$460	$469
Net investment income	135	145	376	494
Net operating loss	(32)	(116)	(62)	(126)
Net realized investment losses	(175)	(5)	(188)	(15)
Net loss	(207)	(121)	(250)	(141)

Three Months Ended September 30, 2008 Compared to 2007

Net earned premiums for Life & Group Non-Core decreased $2 million for the three months ended September 30, 2008 as compared with the same period in 2007. The net earned premiums relate primarily to the group and individual long term care businesses.

The net loss in 2008 was primarily due to net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results. The results in 2008 were also impacted by adverse investment performance on a portion of CNA’s pension deposit business. The net loss in 2007 included an after tax and minority interest loss of $96 million related to the settlement of the IGI Contingency.

Nine Months Ended September 30, 2008 Compared to 2007

Net earned premiums for Life & Group Non-Core decreased $9 million for the nine months ended September 30, 2008 as compared with the same period in 2007.

Net loss increased $109 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the reasons discussed above in the three month comparison. The decreased net investment income included a decline of trading portfolio results of $144 million, which was offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supports the indexed group annuity portion of CNA’s pension deposit business.

During the first quarter of 2008, CNA decided to exit the indexed group annuity portion of its pension deposit business. This business had net results of $(9) million and $(10) million for the nine months ended September 30, 2008 and 2007. The related assets were $222 million and related liabilities were $204 million at September 30, 2008. CNA expects these liabilities to be settled with the policyholders during the remainder of 2008 with no material impact to results of operations.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Net investment income	$47	$74	$166	$238
Revenues	(11)	70	92	231
Net operating income	26	12	44	29
Net realized investment losses	(35)	(4)	(49)	(7)
Net income (loss)	(9)	8	(5)	22

Three Months Ended September 30, 2008 Compared to 2007

Revenues decreased $81 million for the three months ended September 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by higher net realized investment losses and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $17 million for the three months ended September 30, 2008 as compared with the same period in 2007. The decrease was primarily due to decreased revenues as discussed above, partially offset by a release from the allowance for uncollectible reinsurance receivables of $24 million arising from a change in estimate as further discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements included under Item 1. In addition, the 2007 results included current accident year losses related to certain mass torts.

Unfavorable net prior year development of $11 million was recorded for the three months ended September 30, 2008, including $14 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $5 million was recorded for the three months ended September 30, 2007, including $7 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development. Further information on Corporate & Other Non-Core net prior year development for the three months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2008 Compared to 2007

Revenues decreased $139 million for the nine months ended September 30, 2008 as compared with the same period in 2007. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $27 million for the nine months ended September 30, 2008 as compared with the same period in 2007, primarily due to the reasons discussed above in the three month comparison.

Unfavorable net prior year development of $27 million was recorded for the nine months ended September 30, 2008, including $30 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development. Unfavorable net prior year development of $14 million was recorded for the nine months ended September 30, 2007, including $19 million of unfavorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Further information on Corporate & Other Non-Core net prior year development for the nine months ended September 30, 2008 and 2007 is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves as of September 30, 2008 and December 31, 2007 for Corporate & Other Non-Core.

	September 30,	December 31,
	2008	2007
(In millions)

Gross Case Reserves	$1,886	$2,159
Gross IBNR Reserves	2,686	2,951
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,572	$5,110

Net Case Reserves	$1,182	$1,328
Net IBNR Reserves	1,597	1,787
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,779	$3,115

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to asbestos and environmental pollution (“A&E”) claims. Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note 9 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements with CNA’s policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 81.0% and 81.2% of CNA’s total active asbestos accounts are classified as small accounts at September 30, 2008 and December 31, 2007.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

IBNR reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The following tables depict CNA’s overall pending asbestos accounts and associated reserves at September 30, 2008 and December 31, 2007.

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
September 30, 2008	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	16	$16	$135	11.1%
Wellington	3	1	11	0.9
Coverage in place	36	16	87	7.2
Total with settlement agreements	55	33	233	19.2

Other policyholders with active accounts
Large asbestos accounts	233	65	226	18.6
Small asbestos accounts	994	21	84	6.9
Total other policyholders	1,227	86	310	25.5

Assumed reinsurance and pools		6	127	10.5
Unassigned IBNR			545	44.8
Total	1,282	$125	$1,215	100.0%

December 31, 2007

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11.4%
Wellington	3	1	12	1.0
Coverage in place	34	38	100	7.6
Total with settlement agreements	51	68	263	20.0

Other policyholders with active accounts
Large asbestos accounts	233	45	237	17.9
Small asbestos accounts	1,005	15	93	7.0
Total other policyholders	1,238	60	330	24.9

Assumed reinsurance and pools		8	133	10.0
Unassigned IBNR			596	45.1
Total	1,289	$136	$1,322	100.0%
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

CNA is involved in significant asbestos-related claim litigation, which is described in Note 9 of the Consolidated Condensed Financial Statements included under Item 1.

Environmental Pollution

CNA classifies its environmental pollution accounts into several categories, which include structured settlements, coverage in place agreements and active accounts. Structured settlement agreements provide for payments over multiple years as set forth in each individual agreement.

CNA has also used coverage in place agreements to resolve pollution exposures. Coverage in place agreements are typically agreements with its policyholders identifying the policies and the terms for payment of pollution related liabilities. Claim payments are contingent on presentation of adequate documentation of damages during the policy periods and other documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps.

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 74.4% and 72.9% of CNA’s total active pollution accounts are classified as small accounts as of September 30, 2008 and December 31, 2007.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves at September 30, 2008 and December 31, 2007.

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
September 30, 2008	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	11	$2	$6	3.1%
Coverage in place	16	2	15	7.7
Total with settlement agreements	27	4	21	10.8

Other policyholders with active accounts
Large pollution accounts	110	34	49	25.3
Small pollution accounts	320	11	33	17.0
Total other policyholders	430	45	82	42.3

Assumed reinsurance and pools		2	29	14.9
Unassigned IBNR			62	32.0
Total	457	$51	$194	100.0%

December 31, 2007

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2.5%
Coverage in place	18	8	14	5.8
Total with settlement agreements	28	17	20	8.3

Other policyholders with active accounts
Large pollution accounts	112	17	53	21.9
Small pollution accounts	298	9	42	17.4
Total other policyholders	410	26	95	39.3

Assumed reinsurance and pools		1	31	12.7
Unassigned IBNR			96	39.7
Total	438	$44	$242	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2008 and 2007 as presented in Note 19 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Contract drilling	$882	$628	$2,589	$1,854
Net investment income	3	9	10	26
Investment gains (losses)	1	2	1	(1)
Other revenue, primarily operating	(17)	18	31	55
Total	869	657	2,631	1,934
Expenses:
Contract drilling	315	281	873	715
Other operating	104	87	310	258
Interest	3	2	6	17
Total	422	370	1,189	990
Income before income tax and minority interest	447	287	1,442	944
Income tax expense	147	89	462	292
Minority interest	155	102	505	334
Net income	$145	$96	$475	$318

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

Operating income is also negatively impacted when Diamond Offshore performs certain regulatory inspections that are due every five years (“5-year survey”) for each of Diamond Offshore’s rigs as well as intermediate surveys, which are performed at interim periods between 5-year surveys. Contract drilling revenue decreases because these surveys are performed during scheduled downtime in a shipyard. No revenue is generally earned during periods of downtime for regulatory surveys. Contract drilling expenses increase as a result of these surveys due to the cost to mobilize the rigs to a shipyard, inspection costs incurred and repair and maintenance costs. Repair and maintenance costs may be required resulting from the survey or may have been previously planned to take place during this mandatory downtime. The number of rigs undergoing a 5-year survey will vary from year to year, as well as from quarter to quarter.

The growing global economic crisis created an environment of uncertainty during the third quarter of 2008 that has continued into the fourth quarter of 2008. The price of crude oil fell from $142 per barrel at the beginning of the period to $100 per barrel at the close, and was trading in the mid-$60s range in late October. At the same time, reported dayrates for offshore rigs continued to rise, setting records for both the current fleet and new-build rigs, as well as U.S. Gulf of Mexico jack-ups. Diamond Offshore is unable to predict the impact on its business of a continued decline in commodity prices and the global economy. Possible negative impacts, among others, could include a decline in dayrates for new contracts, and a slowing in the pace of new contract activity.

During the last quarter of 2008, Diamond Offshore expects that six of its rigs will undergo 5-year regulatory inspections and will be out of service for approximately 266 days in the aggregate, including downtime for planned maintenance projects. Diamond Offshore expects to spend an additional approximately 308 days during the remainder of 2008 for an intermediate survey, the mobilization of rigs, completion of contract modifications, extended maintenance projects not performed in conjunction with regulatory surveys and repairs to the Ocean Tower as discussed in “Liquidity and Capital Resources – Diamond Offshore.” In addition, Diamond Offshore expects that an additional five of its rigs will undergo 5-year surveys during 2009 and will be out of service for approximately 280 days in the aggregate. During 2009, Diamond Offshore also expects to spend an additional approximately 921 days for intermediate surveys, the mobilization of rigs, contract modifications for international contracts, extended maintenance projects and completion of repairs to the Ocean Tower. In addition, Diamond Offshore expects the Ocean Bounty to be taken out of service at some time subsequent to the first quarter of 2009 for a water depth upgrade and repowering project. Diamond Offshore expects these projects to take approximately one year to complete and will extend into 2010. However, Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Revenues increased by $212 million and $697 million, or 32.3% and 36.0%, and net income increased by $49 million and $157 million, or 51.0% and 49.4%, in the three and nine months ended September 30, 2008, as compared to the corresponding periods of the prior year. Continued high overall utilization and historically high dayrates for Diamond Offshore’s floater fleet contributed to an overall increase in net income. In many of the floater markets in which Diamond Offshore operates, average dayrates increased as Diamond Offshore’s rigs operated under contracts at higher dayrates than those earned during the third quarter of 2007. Diamond Offshore’s results for the three and nine months ended September 30, 2008 were impacted by $25 million and $8 million in pretax losses on foreign currency forward exchange contracts, primarily from mark-to-market accounting, which is included in Other revenue.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $231 million and $724 million in the three and nine months ended September 30, 2008, as compared to the corresponding periods of the prior year. The increase primarily reflects increased dayrates of $198 million and $569 million and increased utilization of $31 million and $142 million, respectively.

Revenues from jack-up rigs increased $22 million and $11 million, in the three and nine months ended September 30, 2008, as compared to the corresponding periods of the prior year, due primarily to increased dayrates of $23 million and $11 million and increased utilization of $3 million and $9 million, respectively. Revenues were unfavorably impacted by a decrease in the recognition of mobilization fees and other operating revenues, primarily for the Ocean Spur, of $4 million and $7 million in the three and nine months ended September 30, 2007.

Net income increased in the three and nine months ended September 30, 2008, as compared to the corresponding periods of the prior year, due to the revenue increases as noted above, partially offset by increased contract drilling expenses. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of Diamond Offshore’s drilling units across its fleet, higher maintenance costs, contract preparation and mobilization costs. Diamond Offshore's results for the third quarter of 2008 also include normal operating costs for its newly constructed jack-up rigs, the Ocean Shield and Ocean Scepter, that began operating offshore Malaysia in the second quarter of 2008 and offshore Argentina during the third quarter of 2008, respectively. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for Diamond Offshore’s worldwide offshore fleet.

Interest expense decreased $11 million in the nine months ended September 30, 2008, primarily due to the reduced interest expense and the absence of a $9 million write-off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock in 2007.

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

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2008 and 2007 as presented in Note 19 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (1)	2008	2007 (1)
(In millions)

Revenues:
Other revenue, primarily operating	$200	$100	$590	$100
Investment gains		1		32
Total	200	101	590	132

Expenses:
Operating	106	58	308	58
Interest	20	12	57	12
Total	126	70	365	70
Income before income tax	74	31	225	62
Income tax expense	27	11	83	22
Net income	$47	$20	$142	$40

(1)	HighMount commenced operations on July 31, 2007.

HighMount’s revenues, profitability and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its natural gas and NGL production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which determines the pricing. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. HighMount’s decision to increase its natural gas production is dependent upon HighMount’s ability to realize attractive returns on its capital investment program. Returns are affected by commodity prices, capital and operating costs.

HighMount’s operating income is primarily affected by revenue factors, but is also a function of varying levels of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. HighMount’s production expenses represent all costs incurred to operate and maintain wells and related equipment and facilities. The principal components of HighMount’s production expenses are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, materials, supplies, and fuel. In general, HighMount’s labor costs increase primarily due to higher salary levels and continued upward pressure on salaries and wages as a result of the increased competition for skilled workers. In response to these market conditions, HighMount has implemented retention programs, including increases in compensation. Production expenses are also affected by increases of the cost of fuel, materials, and supplies. HighMount’s production and ad valorem taxes increase primarily when prices of natural gas and NGL increase, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance, and revisions due to changing commodity prices.

Presented below are production and sales statistics related to HighMount’s operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 (1)	2008	2007 (1)

Gas production (Bcf)	19.7	13.7	59.3	13.7
Gas sales (Bcf)	18.1	12.6	54.5	12.6
Oil production/sales (Mbbls)	86.6	38.1	259.8	38.1
NGL production/sales (Mbbls)	805.9	582.0	2,656.4	582.0
Equivalent production (Bcfe)	25.1	17.4	76.8	17.4
Equivalent sales (Bcfe)	23.4	16.4	72.0	16.4

Average realized prices without hedging results:
Gas (per Mcf)	$9.46	$5.24	$9.06	$5.24
NGL (per Bbl)	63.86	44.71	60.06	44.71
Oil (per Bbl)	114.38	72.88	109.00	72.88
Equivalent (per Mcfe)	9.92	5.81	9.47	5.81

Average realized prices with hedging results:
Gas (per Mcf)	$7.85	$5.29	$7.73	$5.29
NGL (per Bbl)	56.41	44.33	49.53	44.33
Oil (per Bbl)	114.38	72.88	109.00	72.88
Equivalent (per Mcfe)	8.42	5.84	8.07	5.84

Average cost per Mcfe:
Production expenses	$1.20	$0.94	$1.03	$0.94
Production and ad valorem taxes	0.81	0.50	0.76	0.50
General and administrative expenses	0.61	0.50	0.67	0.50
Depletion expense	1.65	1.40	1.56	1.40

(1)	HighMount commenced operations on July 31, 2007.

The increase in the volumes produced and sold included in the table above, as well as HighMount’s revenues and expenses, is mainly attributable to the fact that the 2007 comparative periods presented herein represent two months of activity, compared to three and nine months of activity in 2008.

Three Months Ended September 30, 2008 Compared to 2007

HighMount’s operating revenues, which consist primarily of natural gas and NGL sales, increased by $100 million to $200 million for the third quarter of 2008, compared to $100 million for the third quarter of 2007. HighMount commenced operations on July 31, 2007. The increase was primarily due to the increase in volumes sold of 7.0 Bcfe, which increased revenues by $41 million, as well as higher commodity prices in 2008 compared to 2007, which contributed another $96 million to the increase in revenues. These increases were partially offset by a decrease of $35 million due to the effect of HighMount’s hedging activities.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Production expenses totaled $28 million, or $1.20 per Mcfe sold, in the three months ended September 30, 2008 compared to $15 million, or $0.94 per Mcfe sold, in the three months ended September 30, 2007. The increase in production expenses of $13 million was primarily due to the increase in volumes sold, which increased production expense by $7 million. The increase on a per unit basis contributed $6 million and is primarily the result of a higher cost environment.

Production and ad valorem taxes during the three months ended September 30, 2008 and 2007 were $19 million and $8 million, respectively. The increase of $11 million was due primarily to increased production taxes as a result of higher natural gas and NGL prices, increased production, and appreciated property values. For the three months ended September 30, 2008 and 2007, production and ad valorem taxes were $0.81 and $0.50 per Mcfe, respectively. General and administrative expenses, which consist primarily of compensation related costs, increased by $6 million, to $14 million in the third quarter of 2008, compared to $8 million in the third quarter of 2007. General and administrative expense increased on a per Mcfe basis from $0.50 in 2007 to $0.61 in 2008 primarily due to increased headcount and compensation related expenses.

DD&A expenses increased by $18 million to $45 million for the third quarter of 2008, compared to $27 million for the third quarter of 2007. DD&A expenses included depletion of natural gas and NGL properties of $41 million and $24 million for the three months ended September 30, 2008 and 2007, respectively. Depletion expense increased by $17 million in 2008, compared to 2007, due primarily to an $11 million increase from production volumes and $6 million due to higher depletion expense per Mcfe. HighMount’s depletion rate per Mcfe increased by $0.25 per Mcfe to $1.65 per Mcfe in the third quarter of 2008, compared to $1.40 per Mcfe in the third quarter of 2007. The increase of HighMount’s depletion expense on a per unit basis was primarily due to higher capital costs and higher projected future development costs, the result of higher prices and other economic conditions, particularly the cost of steel and diesel fuel.

Nine Months Ended September 30, 2008 Compared to 2007

HighMount’s operating revenues increased by $490 million to $590 million for the nine months ended September 30, 2008, compared to $100 million for the same period of 2007. HighMount commenced operations on July 31, 2007. The increase was primarily due to the increase in volumes sold of 55.6 Bcfe, which increased revenues by $323 million, as well as higher commodity prices in 2008 compared to 2007, which contributed another $263 million to the increase in revenues. The increase in revenue due to higher volumes and prices was offset by a decrease of $101 million due to the effect of HighMount’s hedging activities.

Production expenses totaled $74 million, or $1.03 per Mcfe sold, in the nine months ended September 30, 2008 compared to $15 million, or $0.94 per Mcfe sold, in the nine months ended September 30, 2007. The increase in production expenses of $59 million was primarily due to the increase in volumes sold, which increased production expense by $53 million. The increase on a per unit basis contributed $6 million and is primarily the result of a higher cost environment.

Production and ad valorem taxes during the nine months ended September 30, 2008 and 2007 were $55 million and $8 million, respectively. The increase of $47 million was due primarily to increased production taxes as a result of higher natural gas and NGL prices, increased production, and appreciated property values. For the nine months ended September 30, 2008 and 2007, production and ad valorem taxes were $0.76 and $0.50 per Mcfe, respectively. General and administrative expenses increased by $40 million to $48 million during the nine months ended September 30, 2008, compared to $8 million during the same period of 2007. General and administrative expense increased on a per Mcfe basis from $0.50 in 2007 to $0.67 in 2008 primarily due to increased headcount and compensation related expenses.

DD&A expenses increased by $104 million to $131 million for the nine months ended September 30, 2008, compared to $27 million for the same period of 2007. DD&A expenses included depletion of natural gas and NGL properties of $120 million and $24 million for the nine months ended September 30, 2008 and 2007, respectively. Depletion expense increased by $96 million in 2008, compared to 2007, due primarily to an $83 million increase from higher production volumes and $13 million due to higher depletion expense per Mcfe. HighMount’s depletion rate per Mcfe increased by $0.16 per Mcfe to $1.56 per Mcfe in 2008, compared to $1.40 per Mcfe in 2007. The increase of HighMount’s depletion expense on a per unit basis was primarily due to higher capital costs and higher projected future development costs, the result of higher prices and other economic conditions, particularly the cost of steel and diesel fuel.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 70% owned subsidiary.

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2008 and 2007 as presented in Note 19 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$221	$136	$639	$474
Net investment income	1	5	2	16
Total	222	141	641	490
Expenses:
Operating	140	86	369	288
Interest	9	15	46	46
Total	149	101	415	334
Income before income tax and minority interest	73	40	226	156
Income tax expense	20	11	61	47
Minority interest	22	10	67	35
Net income	$31	$19	$98	$74

Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affect its transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affect its parking and lending (“PAL”) and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in locations such as the Bossier Sands and Barnett Shale gas producing regions in East Texas, which has resulted in additional supply being available on the west side of Boardwalk Pipeline’s system. This has resulted in widened west-to-east basis differentials which have benefited its transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which, together with the higher production levels in East Texas, have formed the basis for several pipeline expansion projects including those being undertaken by Boardwalk Pipeline. Wide spreads in natural gas prices between time periods during the past two to three years, for example fall 2006 to spring 2007, were favorable for Boardwalk Pipeline’s PAL and interruptible storage services during that period. These spreads decreased substantially in 2007, and have continued to decrease into 2008, which resulted in reduced PAL and interruptible storage revenues. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Total revenues increased $81 million to $222 million for the third quarter of 2008, compared to $141 million for the 2007 period. Gas transportation revenues increased $38 million, excluding fuel, due mainly to Boardwalk Pipeline’s expansion projects. Boardwalk Pipeline’s fuel revenues increased $20 million due to expansion-related throughput and an increase in the price of natural gas. Other revenues increased $17 million due to a gain on the disposition of coal reserves and $15 million related to a gain on the sale of gas associated with Boardwalk Pipeline’s western Kentucky storage expansion project.

Net income increased $12 million to $31 million in the third quarter of 2008, compared to $19 million in the third quarter of 2007, primarily due to the increased revenue discussed above, partially offset by a $54 million increase in operating expenses. The primary drivers were a $21 million increase in fuel costs from providing service on Boardwalk Pipeline’s expansion projects and higher natural gas prices. Depreciation and other taxes, primarily comprised of property taxes, increased $18 million due to an increase in Boardwalk Pipeline’s asset base from expansion. The 2007 period was also favorably impacted by $5 million from insurance recoveries related to the 2005 hurricanes.

Total revenues for the nine months ended September 30, 2008 increased $151 million to $641 million, compared to $490 million for the nine months ended September 30, 2007. Gas transportation revenues, excluding fuel, increased $83 million, $76 million of which was related to Boardwalk Pipeline’s expansion projects and the remainder to higher interruptible services. Fuel revenues increased $39 million due to expansion-related throughput and higher natural gas prices. Gas storage revenues increased $10 million related to an increase in storage capacity associated with Boardwalk Pipeline’s western Kentucky storage expansion project. These increases were partially offset by lower PAL revenues of

$25 million due to unfavorable natural gas price spreads. Other revenues for 2008 include a $31 million gain on the sale of gas related to Boardwalk Pipeline’s western Kentucky storage expansion project, a $17 million gain on the disposition of coal reserves and an $11 million gain from the settlement of a contract claim.

Net income increased $24 million to $98 million in the first nine months of 2008, compared to $74 million in the first nine months of 2007, primarily due to the increased revenues discussed above, partially offset by an $81 million increase in operating expenses. The primary drivers were increased depreciation and other taxes, primarily comprised of property taxes, of $43 million associated with an increase in Boardwalk Pipeline’s asset base due to expansion and increased fuel costs of $42 million from providing service on Boardwalk Pipeline’s expansion projects and higher natural gas prices. The 2007 net income was unfavorably impacted by a $15 million impairment charge related to Boardwalk Pipeline’s Magnolia storage facility.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2008 and 2007 as presented in Note 19 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Other revenue, primarily operating	$90	$90	$291	$284
Net investment income			1	1
Total	90	90	292	285
Expenses:
Operating	81	80	227	229
Interest	2	3	8	9
Total	83	83	235	238
Income before income tax	7	7	57	47
Income tax expense	1	3	21	18
Net income	$6	$4	$36	$29

Revenues were flat for the three months ended September 30, 2008, as compared to the corresponding period of 2007. Revenues increased by $7 million, or 2.5%, for the nine months ended September 30, 2008, as compared to the corresponding period of 2007.

Net income increased by $2 million and $7 million, or 50.0% and 24.1%, respectively in the three and nine months ended September 30, 2008, as compared to the corresponding periods of 2007.

For the three months ended September 30, 2008, revenue per available room increased to $180.59, compared to $180.10 in the prior year, reflecting improvements in average room rates of $6.35, or 2.8%, partially offset by lower occupancy rates.

Revenues increased in the nine months ended September 30, 2008, as compared to the corresponding period of 2007, due to an increase in revenue per available room to $188.92, compared to $184.86 in the prior year, reflecting improvements in average room rates of $9.96, or 4.1% offset by lower occupancy rates.

Net income for the three months ended September 30, 2008 increased primarily due to an increase in joint venture equity income, partially offset by increased operating expenses.

Net income for the nine months ended September 30, 2008 increased primarily due to an $11 million gain related to an adjustment in the carrying value of a joint venture investment, partially offset by increased operating expenses.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2008 and 2007 as presented in Note 19 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Revenues:
Net investment income (loss)	$(88)	$58	$69	$263
Investment gains			2	142
Other	18	1	17	1
Total	(70)	59	88	406
Expenses:
Operating	19	21	52	45
Interest	15	13	42	41
Total	34	34	94	86
Income (loss) before income tax	(104)	25	(6)	320
Income tax expense (benefit)	(34)	10	(1)	112
Income (loss) from continuing operations	(70)	15	(5)	208
Discontinued operations, net:
Results of operations	(1)	246	341	692
Gain on disposal			4,362
Net income (loss)	$(71)	$261	$4,698	$900

Revenues decreased by $129 million and $318 million for the three and nine months ended September 30, 2008 as compared to the corresponding periods of 2007. Net income decreased by $332 million for the three months ended September 30, 2008 and increased by $3,798 million for the nine months ended September 30, 2008, as compared to the corresponding periods of 2007.

Revenues decreased in the three months ended September 30, 2008, as compared to the corresponding period of 2007, due primarily to decreased net investment income of $146 million. Revenues decreased in the nine months ended September 30, 2008 primarily due to decreased investment income of $194 million and reduced investment gains. Investment gains for 2007 included a $142 million pretax gain ($92 million after tax) related to the issuance of Diamond Offshore common stock from the conversion of $451 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock.

In 2008, the Company completed the sale of Bulova Corporation and disposed of its entire ownership interest in Lorillard, Inc. The results of operations and gains on disposal of these businesses are presented as discontinued operations. Discontinued operations for the nine months ended September 30, 2008 includes a $4.3 billion gain on the Separation of Lorillard and a $75 million gain on the sale of Bulova.

Income (loss) from continuing operations decreased primarily due to the reduction in revenues discussed above for the three and nine months ended September 30, 2008 as compared to the corresponding periods of 2007.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2008, net cash provided by operating activities was $1,261 million as compared with $713 million for the same period in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA, decreased loss payments and decreased tax payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and decreased investment income.

For the nine months ended September 30, 2008, net cash used by investing activities was $508 million as compared with $667 million for the same period in 2007. Cash flows used by investing activities related principally to purchases of fixed maturity securities. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

For the nine months ended September 30, 2008, net cash used by financing activities was $733 million as compared with $83 million for the same period in 2007. In January 2008, CNA repaid its $150 million 6.45% senior note. CNA also purchased outstanding shares of its common stock as discussed below. Additionally, the increase in cash used for financing activities is related to increased policyholders’ fund withdrawals in 2008 as compared to 2007, which are reflected as a Return of investment contract account balances on the Consolidated Condensed Statements of Cash Flows.

Liquidity

CNA believes that its present cash flows from operations, investing activities and financing activities are sufficient to fund its working capital and debt obligation needs and CNA does not expect this to change in the near term due to the following factors:

•
CNA does not anticipate changes in its core property and casualty commercial insurance operations which would significantly impact liquidity and CNA continues to maintain reinsurance contracts which limit the impact of potential catastrophic events.

•
CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. A downgrade below CNA’s current ratings levels would also result in additional collateral requirements for derivative contracts for which CNA is in a liability position at any given point in time. At September 30, 2008, the total potential collateralization requirements amount to approximately $90 million.

•	As of September 30, 2008, CNA held short term investments of approximately $710 million.

CNA has an effective shelf registration statement under which it may issue debt or equity securities.

Cumulative Senior Preferred Stock

Under an agreement dated October 27, 2008, CNA will issue, and Loews has agreed to purchase, $1.25 billion of CNA non-voting cumulative senior preferred stock (“Preferred Issue”). The terms of the Preferred Issue were approved by a special committee of independent members of CNA’s Board of Directors. The principal terms of the Preferred Issue are as follows:

•	The Preferred Issue is perpetual and is senior to CNA’s common stock and any future preferred stock as to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up.

•	No dividends may be declared on CNA’s common stock or any future preferred stock until the Preferred Issue has been repaid in full. As such, CNA has suspended its quarterly dividend payment.

•	The Preferred Issue is not convertible into any other securities and may only be redeemed upon the mutual agreement of CNA and Loews.

•
The Preferred Issue accrues cumulative dividends at an initial rate of 10.0% per year. On the fifth anniversary of the issuance and every five years thereafter, the dividend rate will increase to the higher of 10.0% or the then current 10-year U.S. Treasury yield plus 700 basis points.

•	Dividends are payable quarterly and any dividends not paid when due will be compounded quarterly.

Dividends

On August 20, 2008, CNA paid a quarterly common stock dividend of $0.15 per share, to shareholders of record on August 6, 2008. In accordance with the terms of the Preferred Issue discussed above, CNA has suspended its quarterly common stock dividend payment.

Share Repurchases

CNA’s Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, CNA’s outstanding common stock, as CNA’s management deems appropriate. In the first quarter of 2008, CNA repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. In accordance with the terms of the Preferred Issue discussed above, common stock repurchases by CNA are prohibited. No shares of CNA common stock were purchased during the year ended December 31, 2007.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $636 million at September 30, 2008, compared to $640 million at December 31, 2007. In 2008, Diamond Offshore paid cash dividends totaling $574 million, consisting of special cash dividends in 2008 of $522 million and its regular quarterly cash dividends of $52 million. In October of 2008, Diamond Offshore announced a special cash dividend of $1.875 per share and a regular cash dividend of $0.125 per share.

Cash provided by operating activities was $1,039 million in the first nine months of September 30, 2008, compared to $873 million in the comparable period of 2007. The increase in cash flow from operations is primarily due to an increase in net income and higher favorable adjustments for depreciation and other non-cash items, partially offset by an increase in net cash required to satisfy Diamond Offshore’s working capital requirements. Trade and other receivables used $184 million during the first nine months of 2008 compared to providing $25 million during the first nine months of 2007 due to normal changes in the billing cycle combined with the effect of higher dayrates earned by Diamond Offshore’s rigs subsequent to the third quarter of 2007.

The upgrade of the Ocean Monarch continues in Singapore with expected delivery of the upgraded rig late in the fourth quarter of 2008. Diamond Offshore expects to spend approximately $315 million to modernize this rig of which $254 million had been spent through September 30, 2008.

Construction of Diamond Offshore’s two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield has been completed. The Ocean Shield and Ocean Scepter are currently operating offshore Malaysia and Argentina, respectively. The aggregate cost for both rigs was approximately $320 million with an additional approximately $10 million spent to acquire drill pipe for the new units.

In September of 2008, the Ocean Tower sustained significant damage during Hurricane Ike, which impacted the Gulf of Mexico and the upper Texas and Louisiana Gulf coasts. The Ocean Tower lost its derrick, drill floor and drill floor equipment during the hurricane, and Diamond Offshore expects the drilling rig to be out of drilling service through the third quarter of 2009. Diamond Offshore has not yet made a final assessment of the estimated costs to repair the Ocean Tower nor has Diamond Offshore determined whether or not it will have an insurable loss related to this rig. Diamond Offshore is currently assessing damages to its remaining drilling fleet within the impacted areas, as well as its shorebase facilities in Louisiana; however, Diamond Offshore does not believe that there is a likelihood that it will have an insurable loss in relation to this portion of the drilling fleet and shorebase facilities.

Diamond Offshore estimates that capital expenditures in 2008 associated with its ongoing rig equipment replacement and enhancement programs and other corporate requirements will be approximately $540 million. In the nine months ended September 30, 2008, Diamond Offshore spent approximately $341 million for capital additions, including $111 million towards modification of certain of its rigs to meet contractual requirements.

As of September 30, 2008 and December 31, 2007, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $58 million in letters of credit were issued under the credit facility as of September 30, 2008.

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

HighMount

Net cash flows provided by operating activities were $391 million for the nine months ended September 30, 2008, compared to $39 million in the prior year. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions. Cash used in investing activities in the nine months ended September 30, 2008 was $415 million and consisted primarily of additions to HighMount’s property and equipment. HighMount spent $293 million and $47 million on capital expenditures for its drilling program in 2008 and 2007, respectively. HighMount is experiencing a higher capital cost environment attributable to increased costs for casing, tubing and diesel fuel.

At September 30, 2008, $115 million was outstanding under HighMount’s $400 million revolving credit facility. In addition, $12 million in letters of credit have been issued, which reduced the available capacity under the facility to $273 million.

In September of 2008, Lehman Brothers Bank FSB (“Lehman”) failed to fund their share (7.6%) of a short term borrowing under the revolving credit facility. All other lenders met their revolving commitments on the September of 2008 borrowing. If Lehman fails to fund future commitments under the revolving credit facility and is not replaced by another lender, the available capacity under the facility would be reduced to $252 million from $273 million.

Boardwalk Pipeline

At September 30, 2008 and December 31, 2007, cash and investments amounted to $23 million and $317 million, respectively. Funds from operations for the nine months ended September 30, 2008 and 2007 amounted to $276 million and $229 million. In the nine months ended September 30, 2008 and 2007, Boardwalk Pipeline’s capital expenditures were $1.9 billion and $688 million, respectively.

Boardwalk Pipeline maintains a revolving credit facility, which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in the third quarter of 2008 and has not funded its portion of Boardwalk Pipeline’s borrowing requests since that time. As of September 30, 2008, Boardwalk Pipeline had $256 million of loans outstanding under the revolving credit facility of which the weighted-average interest rate on the borrowings was 3.0%. Any letters of credit previously issued by Boardwalk Pipeline under the facility expired in the third quarter of 2008. As of September 30, 2008, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility. Subsequent to September 30, 2008, Boardwalk Pipeline borrowed all of the remaining unfunded commitments under the credit facility (excluding the unfunded commitment of the bankrupt lender noted above), which increased borrowings to $958 million.

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

Beginning with the distribution in respect of the quarter ending September 30, 2008, the class B units share in quarterly distributions of available cash from operating surplus on a pari passu basis with Boardwalk Pipeline’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units do not participate in quarterly distributions above $0.30 per unit. The class B units will be convertible into common units of Boardwalk Pipeline on a one-for-one basis at any time after June 30, 2013.

Maintenance capital expenditures were $24 million in the first nine months of 2008. Boardwalk Pipeline expects to fund the remainder of its 2008 maintenance capital expenditures of approximately $35 million from operating cash flows.

Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings. Boardwalk Pipeline expects the total cost of these projects to be as follows:

		Cash Invested
	Total	through
	Estimated	September 30,
	Cost	2008
(In millions)

Southeast Expansion	$775	$635
Gulf Crossing Project	1,800	1,002
Fayetteville and Greenville Laterals	1,290	450
Total	$3,865	$2,087

Boardwalk Pipeline expects to incur expansion capital expenditures of approximately $0.9 billion in the remainder of 2008 and approximately $0.9 billion in 2009 and 2010 to complete its pipeline expansion projects, based upon current cost estimates. Boardwalk Pipeline has experienced cost increases in these projects and various factors could cause its costs to exceed that amount. Boardwalk Pipeline has financed its expansion capital costs through equity financings and the incurrence of debt, including sales of debt by it and its subsidiaries, borrowings under its revolving credit facility and available operating cash flow in excess of operating needs. To complete its announced projects, Boardwalk Pipeline anticipates it will need to issue as much as $1 billion in equity securities. As discussed in “MD&A – Consolidated Financial Results,” the Company’s Board of Directors approved a commitment to provide the equity capital to the extent that external funds are not available to Boardwalk Pipeline on acceptable terms. Boardwalk Pipeline anticipates that it will require a portion of this equity capital prior to the end of this year and the balance during the first half of 2009.

During the nine months ended September 30, 2008, Boardwalk Pipeline paid cash distributions of $186 million, including $129 million to us. In October of 2008, Boardwalk Pipeline declared a quarterly distribution of $0.475 per unit.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $60 million at September 30, 2008 from $73 million at December 31, 2007. The decrease is primarily due to $35 million of dividends paid to the Parent Company in the first quarter of 2008, partially offset by cash from operations. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2008 totaled $4.1 billion, as compared to $3.8 billion at December 31, 2007. The increase in net cash and investments is primarily due to the receipt of $1,053 million in dividends from subsidiaries (including $491 million from Lorillard) and the receipt of $263 million in connection with the sale of Bulova, partially offset by the $700 million purchase of Boardwalk Pipeline’s class B units described in “Liquidity and Capital Resources – Boardwalk Pipeline,” and $193 million of dividends paid to our shareholders.

As of September 30, 2008, there were 436,088,567 shares of Loews common stock outstanding. As discussed above, effective with the completion of the Separation of Lorillard, the former Carolina Group and former Carolina Group stock have been eliminated. As part of the Separation, we exchanged 65,445,000 shares of Lorillard common stock for 93,492,857 shares of Loews common stock. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the nine months ended September 30, 2008, we purchased 314,000 shares of Loews common stock at an aggregate cost of $12 million.

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

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short-term investments, and are carried at fair value. Securities, included in our trading portfolio, short sales and derivative instruments are marked to market and reported as net investment income in the Consolidated Condensed Statements of Operations.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Condensed Balance Sheets. We mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter-parties. We occasionally require collateral from our derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in the Company incurring significant realized and unrealized losses within the insurance and non-insurance portfolios.

Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, the Company could incur substantial additional realized and unrealized losses in future periods.

Insurance

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Fixed maturity securities	$501	$501	$1,495	$1,523
Short-term investments	29	57	94	146
Limited partnerships	(77)	19	(70)	142
Equity securities	18	7	62	18
Income (loss) from trading portfolio (a)	(23)	(2)	(104)	41
Other	3	9	14	31
Total investment income	451	591	1,491	1,901
Investment expense	(12)	(11)	(42)	(42)
Net investment income	$439	$580	$1,449	$1,859

(a)
The change in net unrealized losses on trading securities, included in net investment income, was $(6) million, $(12) million, $(21) million and $(9) million for the three and nine months ended September 30, 2008 and 2007.

Net investment income decreased by $141 million for the three months ended September 30, 2008 compared with the same period in 2007. This decrease was primarily driven by decreased results from limited partnerships, short term investments and the trading portfolio. The decreased returns from short term investments were caused by an overall decrease in rates and a partial shift to lower risk U.S. Treasury Bills and agency discount notes.

Net investment income decreased by $410 million for the nine months ended September 30, 2008 compared with the same period of 2007. The decrease was primarily driven by decreased results from limited partnerships, the trading portfolio and short term investments due to decreased interest rates. The decreased results from the trading portfolio were offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations.

The continued disruption and turmoil in the capital markets has had a negative impact on limited partnership returns. See additional discussion in Note 20 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The bond segment of the investment portfolio yielded 5.7% and 5.8% for the nine months ended September 30, 2008 and 2007.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$34	$131	$20	$37
Corporate and other taxable bonds	(289)	(88)	(328)	(113)
Tax-exempt bonds	1	10	51	(43)
Asset-backed bonds	(61)	(81)	(218)	(191)
Redeemable preferred stock		(11)		(12)
Total fixed maturity securities	(315)	(39)	(475)	(322)
Equity securities	(376)	16	(405)	30
Derivative securities	35	(45)	47	62
Short term investments	4	5	11	5
Other invested assets, including dispositions	1	6	9	8
Total realized investment losses	(651)	(57)	(813)	(217)
Income tax benefit	228	19	286	75
Minority interest	44	5	54	16
Net realized investment losses	$(379)	$(33)	$(473)	$(126)

Net realized investment losses increased $346 million for the three month period and $347 million for the nine month period ended September 30, 2008 as compared with the same periods in 2007.

For the three months ended September 30, 2008, other-than-temporary impairment (OTTI) losses of $341 million, driven by credit issues, were recorded primarily in the non-redeemable preferred equity securities and corporate and other taxable bonds sectors. For the three months ended September 30, 2007, OTTI losses of $108 million were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors.

For the three months ended September 30, 2008, CNA recorded net realized investment losses, including OTTI losses, of $178 million related to securities issued by Fannie Mae and Freddie Mac, $58 million related to securities issued by Washington Mutual, $57 million related to securities issued by Icelandic banks and $21 million related to securities issued by American International Group.

For the nine months ended September 30, 2008, OTTI losses of $489 million were recorded primarily in the non-redeemable preferred equity securities, corporate and other taxable bonds and asset-backed bonds sectors. For the nine months ended September 30, 2007, OTTI losses of $261 million were recorded primarily in the corporate and other taxable bonds and asset-backed bonds sectors.

The OTTI losses related to securities for which CNA did not assert an intent to hold until an anticipated recovery in value. The judgment as to whether an impairment is other-than-temporary incorporates many factors including the likelihood of a security recovering to cost, CNA’s intent and ability to hold the security until recovery, general market conditions, specific sector views and significant changes in expected cash flows. CNA’s decision to record an OTTI loss is primarily based on whether the security’s fair value is likely to recover to its amortized cost in light of all of the factors considered over the expected holding period. Current factors and market conditions that contributed to recording impairments in 2008 included the takeover of the government sponsored entities Freddie Mac and Fannie Mae, the failure of several financial institutions, continued significant credit spread widening in fixed income sectors, market volatility and uncertainty in capital markets world-wide and the lingering impact from the sub-prime residential mortgage concerns.

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

	September 30, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(In years)	Fair Value	(In years)
(In millions)

Segregated investments	$8,182	10.2	$9,211	10.7
Other interest sensitive investments	26,339	4.1	29,406	3.3
Total	$34,521	5.6	$38,617	5.1

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

CNA invests in certain derivative financial instruments primarily to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and credit risk (risk of nonperformance of underlying obligor). CNA also may enter into credit default swaps for the purpose of selling credit protection in order to replicate the risk of fixed income securities. Derivative securities are recorded at fair value at the reporting date. Derivatives are also utilized to mitigate market risk by purchasing Standard & Poor’s (“S&P”) 500 Index futures in a notional amount equal to the contract liability relating to Life & Group Non-Core indexed group annuity contracts. CNA provided cash collateral to satisfy margin deposits on exchange-traded derivatives totaling $12 million as of September 30, 2008. For over-the-counter derivative transactions CNA utilizes International Swaps and Derivatives Association Master Agreements that specify certain limits over which collateral is exchanged. As of September 30, 2008, CNA provided $27 million of cash collateral for over-the-counter derivative instruments.

CNA classifies its fixed maturity and equity securities as either available-for-sale or trading, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in Net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Other comprehensive income (loss). Changes in fair value of trading securities are reported within Net investment income. As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. See Note 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further information.

The following table provides further detail of gross realized investment gains and losses, which include OTTI losses, on available-for-sale fixed maturity and equity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In millions)

Net realized gains (losses) on fixed maturity
and equity securities:
Fixed maturity securities:
Gross realized gains	$75	$181	$275	$324
Gross realized losses	(390)	(220)	(750)	(646)
Net realized losses on fixed maturity securities	(315)	(39)	(475)	(322)
Equity securities:
Gross realized gains	10	30	21	50
Gross realized losses	(386)	(14)	(426)	(20)
Net realized gains (losses) on equity securities	(376)	16	(405)	30
Net realized losses on fixed maturity
and equity securities	$(691)	$(23)	$(880)	$(292)

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

	Fair		Months in
	Value at		Unrealized
	Date of	Loss	Loss Prior
Issuer Description and Discussion	Sale	On Sale	To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury.
Securities sold due to outlook on interest rates.	$10,309	$105	0-6

Non-redeemable preferred stock of Fannie Mae.
The company is now in conservatorship.	2	48	7-12

Fixed income securities of an investment banking firm that
filed bankruptcy causing the market value of the securities to
decline rapidly.	13	40	0-12

Non-redeemable preferred stock of Freddie Mac.
The company is now in conservatorship.	1	23	0-12

Mortgage backed pass-through securities were sold based on
deteriorating performance of the underlying loans and the
resulting rapid market price decline.	36	18	0-6

Fixed income securities of a provider of wireless and wire line communication services. Securities were sold to reduce
exposure because the company announced a significant
shortfall in operating results, causing significant credit
deterioration which resulted in a rating downgrade.	37	16	0-6

Total	$10,398	$250
(a)	Represents the range of consecutive months the various positions were in an unrealized loss prior to sale.

Valuation and Impairment of Investments

The following table details the carrying value of CNA’s general account investments:

	September 30, 2008		December 31, 2007
(In millions of dollars)

General account investments:

Fixed maturity securities available-for-sale:
U.S. Treasury securities and obligations of
government agencies	$1,518	4.1%	$687	1.7%
Asset-backed securities	8,779	23.7	11,409	27.3
States, municipalities and political subdivisions-
tax-exempt	6,966	18.8	7,675	18.4
Corporate securities	8,419	22.7	8,952	21.4
Other debt securities	3,381	9.1	4,299	10.3
Redeemable preferred stock	73	0.2	1,058	2.5
Total fixed maturity securities available-for-sale	29,136	78.6	34,080	81.6

Fixed maturity securities trading:
U.S. Treasury securities and obligations of
government agencies			5
Asset-backed securities	14		31	0.1
Corporate securities	24		123	0.3
Other debt securities	2		18
Total fixed maturity securities trading	40		177	0.4

Equity securities available-for-sale:
Common stock	389	1.0	452	1.1
Preferred stock	572	1.6	116	0.3
Total equity securities available-for-sale	961	2.6	568	1.4

Short term investments available-for-sale	4,728	12.8	4,497	10.8
Short term investments trading	21	0.1	180	0.4
Limited partnerships	2,110	5.7	2,214	5.3
Other investments	63	0.2	73	0.1
Total general account investments	$37,059	100.0%	$41,789	100.0%
A significant judgment in the valuation of investments is the determination of when an OTTI has occurred. CNA analyzes securities on at least a quarterly basis. Part of this analysis is to monitor the length of time and severity of the decline below amortized cost for those securities in an unrealized loss position.

Investments in the general account had a net unrealized loss of $3,386 million at September 30, 2008 compared with a net unrealized gain of $74 million at December 31, 2007. The unrealized position at September 30, 2008 was comprised of a net unrealized loss of $3,243 million for fixed maturity securities, a net unrealized loss of $148 million for equity securities and a net unrealized gain of $5 million for short term investments. The unrealized position at December 31, 2007 was comprised of a net unrealized loss of $131 million for fixed maturity securities, a net unrealized gain of $202 million for equity securities and a net unrealized gain of $3 million for short term investments. See Note 3 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for further detail on the unrealized position of our general account investment portfolio.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at September 30, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	1.0%
Due after one year through five years	10.0	4.0%
Due after five years through ten years	14.0	11.0
Due after ten years	75.0	85.0
Total	100.0%	100.0%

CNA’s non-investment grade fixed income securities available-for-sale at September 30, 2008 that were in a gross unrealized loss position had a fair value of $2,690 million. The following tables summarize the fair value and gross unrealized loss of non-investment grade securities categorized by the length of time those securities have been in a continuous unrealized loss position and further categorized by the severity of the unrealized loss position in 10.0% increments as of September 30, 2008 and December 31, 2007.

						Gross
	Estimated	Fair Value as a Percentage of Amortized Cost				Unrealized
September 30, 2008	Fair Value	90-99%	80-89%	70-79%	<70%	Loss
(In millions)

Fixed income securities:
Non-investment grade:
0-6 months	$1,037	$40	$40	$17	$25	$122
7-12 months	839	20	46	55	82	203
13-24 months	798	14	70	38	46	168
Greater than 24 months	16			4	7	11
Total non-investment grade	$2,690	$74	$156	$114	$160	$504

December 31, 2007

Fixed income securities:
Non-investment grade:
0-6 months	$1,527	$56	$14	$3		$73
7-12 months	125	6	2			8
13-24 months	26	1	1	1	$1	4
Greater than 24 months	9	1	1			2
Total non-investment grade	$1,687	$64	$18	$4	$1	$87

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of the non-investment grade securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at September 30, 2008 or December 31, 2007. This determination was based on a number of factors that CNA regularly consider including, but not limited to the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process.

CNA’s equity securities classified as available-for-sale as of September 30, 2008 that were in a gross unrealized loss position had a fair value of $563 million and gross unrealized losses of $335 million. Under the same process as followed for fixed maturity securities, CNA monitors the equity securities for other-than-temporary declines in value. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the cost of its investment through an anticipated recovery in the fair value of such securities. The majority of the unrealized losses in this category are related to non-redeemable preferred stock holdings of financial institutions. The holdings in this industry sector have been adversely impacted by significant credit spread widening brought on by the volatility in the capital markets in addition to the government sponsored entities Freddie Mac and Fannie Mae being placed in conservatorship for which CNA has recognized realized investment losses. The remainder of the holdings in this category are being monitored and CNA believes, given current facts and circumstances, are sufficiently capitalized and will recover in value.

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

The general account portfolio consists primarily of high quality bonds, 89.3% and 89.1% of which were rated as investment grade (rated BBB- or higher) at September 30, 2008 and December 31, 2007.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	September 30, 2008		December 31, 2007
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,515	5.2%	$816	2.5%
Other AAA rated	11,477	39.4	16,728	50.4
AA and A rated	7,518	25.8	6,326	19.1
BBB rated	5,481	18.8	5,713	17.2
Non-investment grade	3,112	10.8	3,616	10.8
Total	$29,103	100.0%	$33,199	100.0%

At September 30, 2008 and December 31, 2007, approximately 97.0% and 95.0% of the general account portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s Investors Service (“Moody’s”). The remaining bonds were rated by other rating agencies or CNA.

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

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2008 was $392 million, which represents 1.1% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $164 million at September 30, 2008.

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	September 30,	December 31,
	2008	2007
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,035	$3,040
U.S. Treasury securities	2,192	577
Money market funds	121	72
Other, including collateral held related to securities lending	1,380	808
Total short term investments available-for-sale	4,728	4,497

Short term investments trading:
Commercial paper		35
Money market funds	21	139
Other		6
Total short term investments trading	21	180
Total short term investments	$4,749	$4,677

Securities Lending Activities

CNA lends securities to unrelated parties, primarily major brokerage firms through two programs: an internally managed program and an external program managed by CNA’s lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. CNA does not lend securities for operating or financing purposes. Borrowers of these securities must deposit and maintain collateral with CNA of at least 102% of the fair value of the securities loaned, adjusted to fair value daily, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for CNA’s internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. CNA maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities in the Consolidated Condensed Balance Sheets.

The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with CNA lending agreements, securities on loan are returned immediately to CNA upon notice. The fair value of collateral held related to securities lending included in other short term investments was $53 million at December 31, 2007. There was no collateral held at September 30, 2008. The fair value of non-cash collateral was $543 million and $273 million at September 30, 2008 and December 31, 2007.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities as of September 30, 2008.

						Percent
						of Total	Percent
	Security Type					Security	of Total
September 30, 2008	MBS (a)	CMO (b)	ABS (c)	CDO (d)	Total	Type	Investments
(In millions of dollars)

U.S. government agencies	$448	$1,061			$1,509	16.9%	3.6%
AAA		4,566	$1,929	$9	6,504	72.4	15.4
AA		42	294	25	361	4.0	0.9
A		1	107	71	179	2.0	0.4
BBB		33	291	10	334	3.7	0.8
Non-investment grade and
equity tranches		27	43	23	93	1.0	0.2
Total fair value	$448	$5,730	$2,664	$138	$8,980	100.0%	21.3%
Total amortized cost	$454	$6,603	$3,018	$361	$10,436

Percent of total fair value
by security type	5.0%	63.8%	29.7%	1.5%	100.0%

Sub-prime (included above)
Fair value			$1,371	$7	$1,378	15.3%	3.3%
Amortized cost			1,535	32	1,567	15.0%	3.7%

Alt-A (included above)
Fair value		$1,084		$4	$1,088	12.1%	2.6%
Amortized cost		1,268		8	1,276	12.2%	3.0%

(a) Mortgage-backed securities (“MBS”)
(b) Collateralized mortgage obligations (“CMO”)
(c) Asset-backed securities (“ABS”)
(d) Collateralized debt obligations (“CDO”)

Included in our fixed maturity securities at September 30, 2008 were $8,980 million of asset-backed securities, at fair value, which represents 21.3% of total invested assets. Of the total asset-backed securities, 89.3% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $1,378 million or 3.3% have exposure to sub-prime residential mortgage (sub-prime) collateral, as measured by the original deal structure, while 2.6% have exposure to Alternative A (Alt-A) collateral. Of the securities with sub-prime exposure, approximately 97.0% were rated investment grade, while 98.0% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $41 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.

All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $17 million and $122 million after tax and minority interest for the three and nine months ended September 30, 2008. Included in these OTTI losses were $15 million and $99 million after tax related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime and Alt-A exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses.

ACCOUNTING STANDARDS

In December of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the consolidated financial statements. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, after January 1, 2009, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($536 million at September 30, 2008) will be recognized in the shareholders’ equity section of the Consolidated Condensed Balance Sheets as opposed to the Consolidated Condensed Statements of Operations.

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

In September of 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FASB Interpretation (“FIN”) No. 45; and Clarification of the Effective Date of SFAS No. 161.” This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instruments and requires additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of this FSP that amend SFAS No. 133 and FIN No. 45 shall be effective for reporting periods ending after November 15, 2008. We are currently evaluating the disclosure requirements of this FSP.

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

•
regulatory limitations, impositions and restrictions upon us, including the effects of assessments and other surcharges for guaranty funds and second-injury funds, other mandatory pooling arrangements and future assessments levied on insurance companies and other financial industry participants under the Emergency Economic Stabilization Act of 2008 recoupment provisions;

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

•
the effects of corporate bankruptcies and accounting errors on capital markets, as well as on the markets for directors and officers and errors and omissions coverages, along with the effects of liquidity crises that may impact the types, liquidity and valuation of investments that may be held by insurers and their holding companies;

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

•
changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments including the short and long-term effects of losses produced or threatened in relation to sub-prime residential mortgage-backed securities (sub-prime) including claims under directors and officers and errors and omissions coverages in connection with market disruptions recently experienced in relation to the sub-prime crisis and financial markets and credit crisis in the U.S. economy;

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

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

•	the closing of any contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses;

•	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a large diversified holding company. As such, we and our subsidiaries have significant amounts of financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Changes in the trading portfolio are recognized in the Consolidated Condensed Statements of Operations. Market risk exposure is presented for each class of financial instrument held by us at September 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on September 30, 2008 and December 31, 2007 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $292 million and $333 million at September 30, 2008 and December 31, 2007, respectively. A 100 basis point decrease would result in an increase in market value of $320 million and $350 million at September 30, 2008 and December 31, 2007, respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at September 30, 2008 and December 31, 2007, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at September 30, 2008 and December 31, 2007, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at September 30, 2008 and December 31, 2007. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them, generally under parking and lending services and no notice services. Boardwalk Pipeline maintains credit policies intended to minimize risk and actively monitors these policies. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to customers. As of September 30, 2008, the amount of gas loaned out by Boardwalk Pipeline was approximately 7.6 trillion British thermal units (“TBtu”) and the amount considered an imbalance was approximately 4.2 TBtu. Assuming an average market price during September 2008 of $7.54 per million British thermal units (“MMBtu”), the market value of gas loaned out and considered an imbalance at September 30, 2008, would have been approximately $89 million. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on our financial condition, results of operations and cash flows.

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities (a)	$502	$744	$(126)	$(186)
Futures - short			83	102
Options - purchased	50	35	3	1
-written	(65)	(16)	(67)	(5)
Short sales	(83)	(84)	21	21
Limited partnership investments	241	443	(26)	(30)

Interest rate (2):
Futures – long			(41)	(9)
Fixed maturities – long	597	582	(1)	(4)
Fixed maturities – short		(16)		2
Short term investments	3,281	2,628
Other derivatives	(2)		1	(3)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)
A decrease in equity prices of 25% would result in market risk amounting to $(171) at December 31, 2007. This market risk would be offset by decreases in liabilities to customers under variable insurance contracts.

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$964	$568	$(241)	$(142)
Separate accounts	35	45	(9)	(11)
Limited partnership investments	1,966	1,878	(110)	(106)

Interest rate (2):
Fixed maturities (a)(b)	29,136	34,081	(1,747)	(1,900)
Short term investments (a)	5,392	5,602	(16)	(4)
Other invested assets	7	8
Interest rate swaps and other (c)	(76)	(88)	60	81
Other derivative securities	58	38	6	33
Separate accounts (a):
Fixed maturities	376	419	(17)	(20)
Short term investments	14	6
Debt	(6,997)	(7,204)

Commodities (3):
Forwards – short (c)	86	11	(119)	(119)
Forwards – long				3
Options – written	1		(1)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points and (3) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(293) and $(317) at September 30, 2008 and December 31, 2007, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(7) and $(106) at September 30, 2008 and December 31, 2007, respectively.

(c)	The market risk at September 30, 2008 and December 31, 2007 will generally be offset by recognition of the underlying hedged transaction.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2008.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2008, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 16 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

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

The Emergency Economic Stabilization Act of 2008 may impact the fair value determinations of CNA’s invested assets and may lead to regulatory limitations, impositions and restrictions upon CNA.

One of the main features of the Emergency Economic Stabilization Act of 2008 (“the Act”), which took effect October 3, 2008, is the establishment of the Troubled Assets Relief Program (“TARP”). Although CNA is eligible to participate in TARP, CNA has not yet decided whether to tender its eligible securities. Regardless of CNA’s participation decision, several provisions of the Act could affect CNA. Purchase prices under TARP could impact marketplace fair values of similar securities, thereby impacting CNA’s fair value determinations. Also, the mandatory plan adopted to recoup the net losses of TARP within the next five years may target financial institutions such as CNA and may lead to regulatory limitations, impositions and future assessments. All of these factors may have an adverse material impact on CNA’s business, insurer financial strength and debt ratings, and our results of operations and equity.

We provide capital to our subsidiaries from time to time, which reduces cash balances at the parent company.

We are a holding company and get substantially all of our income and cash flow from our operating subsidiaries. Certain of our operating subsidiaries require substantial amounts of capital from time to time to fund expansions, enhance capital or to satisfy rating agency or regulatory requirements or for other reasons. Sufficient capital to satisfy these needs may not be available to our subsidiaries when needed on acceptable terms from the capital markets or other third parties. In such cases, we have in the past, and may in the future, provide substantial amounts of debt or equity capital to our subsidiaries, which may not be on market terms. Any such investments reduce the amount of cash available at the parent company which might otherwise be used to fund acquisitions, share buybacks, dividends or other investments or to fund other capital requirements of our subsidiaries. Significantly reduced levels of cash at the parent company could also result in a downgrade of our ratings by the major credit rating agencies which could have a material adverse effect on our results of operations and equity.

Continued deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the investment portfolios of CNA and the parent company. For the nine months ended September 30, 2008 we incurred substantial realized and unrealized investment losses, as described in MD&A under Item 2 of this report. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our financial condition, results of operations and equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

September 1, 2008 -
September 30, 2008	314,000	$38.85	N/A	N/A

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: October 29, 2008	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)