Form 10-K
period 2008-12-31
LOEWS CORP
filed 2009-02-25
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,238,000,000.

As of February 13, 2009, there were 435,136,670 shares of Loews common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement intended to be filed by Registrant with the Commission prior to April 30, 2009 are incorporated by reference into Part III of this Report.

LOEWS CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2008

Item			Page
No.		PART I	No.

1		Business	3
		CNA Financial Corporation	3
		Diamond Offshore Drilling, Inc.	10
		HighMount Exploration & Production LLC	13
		Boardwalk Pipeline Partners, LP	17
		Loews Hotels Holding Corporation	21
		Separation of Lorillard	22
		Available Information	23
1	A	Risk Factors	23
1	B	Unresolved Staff Comments	50
2		Properties	50
3		Legal Proceedings	50
4		Submission of Matters to a Vote of Security Holders	51
		Executive Officers of the Registrant	51

		PART II

5		Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	51
		Management’s Report on Internal Control Over Financial Reporting	54
		Reports of Independent Registered Public Accounting Firm	55
6		Selected Financial Data	57
7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
7	A	Quantitative and Qualitative Disclosures about Market Risk	117
8		Financial Statements and Supplementary Data	121
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	205
9	A	Controls and Procedures	205
9	B	Other Information	205

		PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

		PART IV

15		Exhibits and Financial Statement Schedules	206

PART I

Unless the context otherwise requires, references in this Report to “Loews Corporation,” “we,” “our,” “us” or like terms refer to the business of Loews Corporation excluding its subsidiaries.

Item 1. Business.

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation, a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc., a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC, a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP, a 74% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation, a wholly owned subsidiary).

Please read information relating to our major business segments from which we derive revenue and income contained in Note 24 of the Notes to Consolidated Financial Statements, included under Item 8.

In June of 2008, we disposed of our entire ownership interest in our wholly owned subsidiary, Lorillard, Inc. (“Lorillard”) in two integrated transactions, collectively referred to as the “Separation.” Please read the “Separation of Lorillard” section below for information relating to these transactions.

CNA FINANCIAL CORPORATION

CNA Financial Corporation (together with its subsidiaries, “CNA”) was incorporated in 1967 and is an insurance holding company. CNA’s property and casualty insurance operations are conducted by Continental Casualty Company (“CCC”), incorporated in 1897, and The Continental Insurance Company (“CIC”), organized in 1853, and its affiliates. CIC became a subsidiary of CNA in 1995 as a result of the acquisition of The Continental Corporation (“Continental”). CNA accounted for 58.9%, 69.1% and 75.0% of our consolidated total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

CNA’s core businesses serves a wide variety of customers, including small, medium and large businesses, associations, professionals and groups with a broad range of insurance and risk management products and services.

CNA’s insurance products primarily include commercial property and casualty coverages. CNA’s services include risk management, information services, warranty and claims administration. CNA’s products and services are marketed through independent agents, brokers and managing general agents.

CNA’s core business, commercial property and casualty insurance operations, is reported in two business segments:  Standard Lines and Specialty Lines. CNA’s non-core operations are managed in two business segments:  Life & Group Non-Core and Other Insurance. These segments are managed separately because of differences in their product lines and markets.

Standard Lines

Standard Lines works with an independent agency distribution system and network of brokers to market a broad range of property and casualty insurance products and services domestically primarily to small, middle-market and large businesses and organizations. The Standard Lines operating model focuses on underwriting performance, relationships with selected distribution sources and understanding customer needs. Property products provide standard and excess property coverages, as well as marine coverage, and boiler and machinery. Casualty products provide standard casualty

Item 1. Business
CNA Financial Corporation - (Continued)

insurance products such as workers’ compensation, general and product liability and commercial auto coverage through traditional products. Most insurance programs are provided on a guaranteed cost basis; however, CNA also offers specialized, loss-sensitive insurance programs to those customers viewed as higher risk and less predictable in exposure.

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

Warranty:  Warranty provides vehicle warranty service contracts and related products that protect individuals from the financial burden associated with mechanical breakdown. Products are distributed through independent agents.

CNA Global:  CNA Global consists of subsidiaries operating in Europe, Latin America, Canada and Hawaii. These affiliates offer property and casualty insurance, through brokers, managing general underwriters and independent agencies, to small and medium size businesses and capitalize on strategic indigenous opportunities.

Item 1. Business
CNA Financial Corporation - (Continued)

Life & Group Non-Core

The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. CNA continues to service its existing individual long term care commitments, its payout annuity business and its pension deposit business. CNA also manages a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care business, while considered non-core, continues to be actively marketed. During 2008, CNA exited the indexed group annuity portion of its pension deposit business.

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

Supplementary Insurance Data

The following table sets forth supplementary insurance data:

Year Ended December 31	2008	2007	2006

Trade Ratios - GAAP basis (a):
Loss and loss adjustment expense ratio	78.7%	77.7%	75.7%
Expense ratio	30.1	30.0	30.0
Dividend ratio	0.2	0.2	0.3
Combined ratio	109.0%	107.9%	106.0%

Trade Ratios - Statutory basis (preliminary) (a):
Loss and loss adjustment expense ratio	83.8%	79.8%	78.7%
Expense ratio	30.1	30.0	30.2
Dividend ratio	0.3	0.3	0.2
Combined ratio	114.2%	110.1%	109.1%

(a)
Trade ratios reflect the results of CNA’s property and casualty insurance subsidiaries. Trade ratios are industry measures of property and casualty underwriting results. The loss and loss adjustment expense ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The primary difference in this ratio between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting practices (“SAP”) is related to the treatment of active life reserves (“ALR”) related to long term care insurance products written in property and casualty insurance subsidiaries. For GAAP, ALR is classified as future policy benefits reserves whereas for SAP, ALR is classified as unearned premium reserves. The expense ratio, using amounts determined in accordance with GAAP, is the percentage of underwriting and acquisition expenses (including the amortization of deferred acquisition expenses) to net earned premiums. The expense ratio, using amounts determined in accordance with SAP, is the percentage of acquisition and underwriting expenses (with no deferral of acquisition expenses) to net written premiums. The dividend ratio, using amounts determined in accordance with GAAP, is the ratio of policyholders’ dividends incurred to net earned premiums. The dividend ratio, using amounts determined in accordance with SAP, is the ratio of policyholders’ dividends paid to net earned premiums. The combined ratio is the sum of the loss and loss adjustment expense, expense and dividend ratios.

Item 1. Business
CNA Financial Corporation - (Continued)

The following table displays the distribution of direct written premiums for CNA’s operations by geographic concentration.

Year Ended December 31	2008	2007	2006

California	9.2%	9.5%	9.7%
New York	6.9	7.0	7.5
Florida	6.5	7.5	8.0
Texas	6.2	6.1	5.8
Illinois	3.8	3.8	4.2
New Jersey	3.8	3.7	4.0
Pennsylvania	3.3	3.4	3.4
Missouri	3.1	2.9	3.1
All other states, countries or political subdivisions (a)	57.2	56.1	54.3
	100.0%	100.0%	100.0%

(a)	No other individual state, country or political subdivision accounts for more than 3.0% of direct written premiums.

Approximately 7.4%, 6.9% and 5.9% of CNA’s direct written premiums were derived from outside of the United States for the years ended December 31, 2008, 2007 and 2006. Premiums from any individual foreign country were not significant.

Property and Casualty Claim and Claim Adjustment Expenses

The following loss reserve development table illustrates the change over time of reserves established for property and casualty claim and claim adjustment expenses at the end of the preceding ten calendar years for CNA’s property and casualty insurance companies. The table excludes CNA’s life subsidiaries, and as such, the carried reserves will not agree to the Consolidated Financial Statements included under Item 8. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the originally reported reserve liability. The third section, reading down, shows re-estimates of the originally recorded reserves as of the end of each successive year, which is the result of CNA’s property and casualty insurance subsidiaries’ expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest re-estimated reserves to the reserves originally established, and indicates whether the original reserves were adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table for property and casualty companies is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Additionally, the development amounts in the following table include the impact of commutations, but exclude the impact of the provision for uncollectible reinsurance.

Item 1. Business
CNA Financial Corporation - (Continued)

	Schedule of Loss Reserve Development
Year Ended December 31	1998	1999(a)	2000	2001(b)	2002(c)	2003	2004	2005	2006	2007	2008
(In millions of dollars)

Originally reported gross reserves for unpaid claim
and claim adjustment
expenses	28,506	26,850	26,510	29,649	25,719	31,284	31,204	30,694	29,459	28,415	27,475
Originally reported ceded
recoverable	5,182	6,091	7,333	11,703	10,490	13,847	13,682	10,438	8,078	6,945	6,213
Originally reported net reserves
for unpaid claim and claim
adjustment expenses	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262
Cumulative net paid as of:
One year later	7,321	6,547	7,686	5,981	5,373	4,382	2,651	3,442	4,436	4,308	-
Two years later	12,241	11,937	11,992	10,355	8,768	6,104	4,963	7,022	7,676	-	-
Three years later	16,020	15,256	15,291	12,954	9,747	7,780	7,825	9,620	-	-	-
Four years later	18,271	18,151	17,333	13,244	10,870	10,085	9,914	-	-	-	-
Five years later	20,779	19,686	17,775	13,922	12,814	11,834	-	-	-	-	-
Six years later	21,970	20,206	18,970	15,493	14,320	-	-	-	-	-	-
Seven years later	22,564	21,231	20,297	16,769	-	-	-	-	-	-	-
Eight years later	23,453	22,373	21,382	-	-	-	-	-	-	-	-
Nine years later	24,426	23,276	-	-	-	-	-	-	-	-	-
Ten years later	25,178	-	-	-	-	-	-	-	-	-	-
Net reserves re-estimated as of:
End of initial year	23,324	20,759	19,177	17,946	15,229	17,437	17,522	20,256	21,381	21,470	21,262
One year later	24,306	21,163	21,502	17,980	17,650	17,671	18,513	20,588	21,601	21,463	-
Two years later	24,134	23,217	21,555	20,533	18,248	19,120	19,044	20,975	21,706	-	-
Three years later	26,038	23,081	24,058	21,109	19,814	19,760	19,631	21,408	-	-	-
Four years later	25,711	25,590	24,587	22,547	20,384	20,425	20,212	-	-	-	-
Five years later	27,754	26,000	25,594	22,983	21,076	21,060	-	-	-	-	-
Six years later	28,078	26,625	26,023	23,603	21,769	-	-	-	-	-	-
Seven years later	28,437	27,009	26,585	24,267	-	-	-	-	-	-	-
Eight years later	28,705	27,541	27,207	-	-	-	-	-	-	-	-
Nine years later	29,211	28,035	-	-	-	-	-	-	-	-	-
Ten years later	29,674	-	-	-	-	-	-	-	-	-	-
Total net (deficiency)
redundancy	(6,350)	(7,276)	(8,030)	(6,321)	(6,540)	(3,623)	(2,690)	(1,152)	(325)	7	-

Reconciliation to gross
re-estimated reserves:
Net reserves re-estimated	29,674	28,035	27,207	24,267	21,769	21,060	20,212	21,408	21,706	21,463	-
Re-estimated ceded											-
recoverable	8,178	10,673	11,458	16,965	16,313	14,709	13,576	10,935	8,622	7,277	-
Total gross re-estimated
reserves	37,852	38,708	38,665	41,232	38,082	35,769	33,788	32,343	30,328	28,740	-

Net (deficiency) redundancy
related to:
Asbestos claims	(2,152)	(1,576)	(1,511)	(739)	(748)	(98)	(43)	(34)	(32)	(27)	-
Environmental claims	(616)	(616)	(559)	(212)	(207)	(134)	(134)	(83)	(84)	(83)	-
Total asbestos and environmental	(2,768)	(2,192)	(2,070)	(951)	(955)	(232)	(177)	(117)	(116)	(110)	-
Other claims	(3,582)	(5,084)	(5,960)	(5,370)	(5,585)	(3,391)	(2,513)	(1,035)	(209)	117	-
Total net (deficiency)
redundancy	(6,350)	(7,276)	(8,030)	(6,321)	(6,540)	(3,623)	(2,690)	(1,152)	(325)	7	-

(a)	Ceded recoverable includes reserves transferred under retroactive reinsurance agreements of $784 as of December 31, 1999.
(b)
Effective January 1, 2001, CNA established a new life insurance company, CNA Group Life Assurance Company (“CNAGLA”). Further, on January 1, 2001 $1,055 of reserves were transferred from CCC to CNAGLA.

(c)	Effective October 31, 2002, CNA sold CNA Reinsurance Company Limited. As a result of the sale, net reserves were reduced by $1,316.

Item 1. Business
CNA Financial Corporation - (Continued)

Please read information relating to CNA’s property and casualty claim and claim adjustment expense reserves and reserve development set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and in Notes 1 and 9 of the Notes to Consolidated Financial Statements, included under Item 8.

Investments

Please read Item 7, MD&A – Investments and Notes 1, 3, 4 and 5 of the Notes to Consolidated Financial Statements, included under Item 8.

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

There are approximately 2,300 individual companies that sell property and casualty insurance in the United States. Based on 2007 statutory net written premiums, CNA is the seventh largest commercial insurance writer and the thirteenth largest property and casualty insurance organization in the United States of America.

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

Reform of the U.S. tort liability system is another issue facing the insurance industry. Over the last decade, many states have passed some type of reform. In recent years, for example, significant state general tort reforms have been enacted in Georgia, Ohio, Mississippi and South Carolina. Specific state legislation addressing state asbestos reform has been passed in Ohio, Georgia, Florida and Texas in past years as well. Although these states’ legislatures have begun to address their litigious environments, some reforms are being challenged in the courts and it will take some time before they are finalized. Even though there has been some tort reform success, new causes of action and theories of damages continue to be proposed in state court actions or by legislatures. For example, some state legislatures are considering legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting and rating are expected to continue to be difficult in commercial lines, professional liability

Item 1. Business
CNA Financial Corporation assword- (Continued)

and some specialty coverages and therefore could materially adversely affect the Company’s results of operations and equity.

Although the federal government and its regulatory agencies do not directly regulate the business of insurance, federal legislative and regulatory initiatives can impact the insurance industry in a variety of ways. These initiatives and legislation include tort reform proposals; proposals addressing natural catastrophe exposures; terrorism risk mechanisms; federal regulation of insurance; various tax proposals affecting insurance companies; and possible regulatory limitations, impositions and restrictions, as well as potential impacts on the fair value determinations of CNA’s invested assets, arising from the Emergency Economic Stabilization Act of 2008.

In addition, CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the National Association of Insurance Commissioners to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2008 and 2007, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Subsidiaries with insurance operations outside the United States are also subject to regulation in the countries in which they operate. CNA has operations in the United Kingdom, Canada and other countries.

Properties:  The 333 S. Wabash Avenue building, located in Chicago, Illinois and owned by CCC, a wholly owned subsidiary of CNA, serves as the home office for CNA and its insurance subsidiaries. CNA owns or leases office space in various cities throughout the United States and in other countries. The following table sets forth certain information with respect to the principal office buildings owned or leased by CNA:

	Size
Location	(square feet)	Principal Usage

333 S. Wabash Avenue	845,567	Principal executive offices of CNA
Chicago, Illinois
401 Penn Street	170,143	Property and casualty insurance offices
Reading, Pennsylvania
2405 Lucien Way	124,946	Property and casualty insurance offices
Maitland, Florida
40 Wall Street	107,607	Property and casualty insurance offices
New York, New York
1100 Ward Avenue	104,478	Property and casualty insurance offices
Honolulu, Hawaii
101 S. Phillips Avenue	81,101	Property and casualty insurance offices
Sioux Falls, South Dakota
600 N. Pearl Street	72,240	Property and casualty insurance offices
Dallas, Texas
4267 Meridian Parkway	70,004	Data Center
Aurora, Illinois
675 Placentia Avenue	64,939	Property and casualty insurance offices
Brea, California
1249 South River Road	57,671	Property and casualty insurance offices
Cranbury, New Jersey

CNA leases its office space described above except for the Chicago, Illinois building, the Reading, Pennsylvania building, and the Aurora, Illinois building, which are owned.

Item 1. Business

DIAMOND OFFSHORE DRILLING, INC.

Diamond Offshore Drilling, Inc. (“Diamond Offshore”), is engaged, through its subsidiaries, in the business of owning and operating drilling rigs that are used in the drilling of offshore oil and gas wells on a contract basis for companies engaged in exploration and production of hydrocarbons. Diamond Offshore owns 45 offshore rigs. Diamond Offshore accounted for 26.3%, 18.3% and 15.2% of our consolidated total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Diamond Offshore owns and operates 30 semisubmersible rigs, consisting of 11 high specification and 19 intermediate rigs. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a “semi-submerged” position, remaining afloat, off bottom, in a position in which the lower hull is approximately 55 feet to 90 feet below the water line and the upper deck protrudes well above the surface. Semisubmersible rigs are typically anchored in position and remain stable for drilling in the semi-submerged floating position due in part to their wave transparency characteristics at the water line. Semisubmersible rigs can also be held in position through the use of a computer controlled thruster (“dynamic-positioning”) system to maintain the rig’s position over a drillsite. Three semisubmersible rigs in Diamond Offshore’s fleet have this capability.

Diamond Offshore’s high specification semisubmersible rigs are generally capable of working in water depths of 4,000 feet or greater or in harsh environments and have other advanced features, as compared to intermediate semisubmersible rigs. As of January 26, 2009, nine of the 11 high specification semisubmersible rigs, including the recently upgraded Ocean Monarch, were located in the U.S. Gulf of Mexico (“GOM”), while the remaining two rigs were located offshore Brazil and Malaysia.

Diamond Offshore’s intermediate semisubmersible rigs generally work in maximum water depths up to 4,000 feet. As of January 26, 2009, Diamond Offshore had 19 intermediate semisubmersible rigs drilling offshore or undergoing contract preparation activities in various offshore locations around the world. Six of these intermediate semisubmersible rigs were located offshore Brazil; four were located in the North Sea, three were located offshore Australia; two each were located in the GOM and offshore Mexico; and one was located each of offshore Libya and Vietnam.

Diamond Offshore has 14 jack-up drilling rigs. Jack-up rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Diamond Offshore’s jack-up rigs are used for drilling in water depths from 20 feet to 350 feet. The water depth limit of a particular rig is principally determined by the length of the rig’s legs. A jack-up rig is towed to the drillsite with its hull riding in the sea, as a vessel, with its legs retracted. Once over a drillsite, the legs are lowered until they rest on the seabed and jacking continues until the hull is elevated above the surface of the water. After completion of drilling operations, the hull is lowered until it rests in the water and then the legs are retracted for relocation to another drillsite.

As of January 26, 2009, six of Diamond Offshore’s 14 jack-up rigs were located in the GOM. Three of those rigs are independent-leg cantilevered units, two are mat-supported cantilevered units, and one is a mat-supported slot unit. Of Diamond Offshore’s eight remaining jack-up rigs, all of which are independent-leg cantilevered units, two were located offshore Egypt and Mexico and one was located each of offshore Singapore, Croatia, Australia and Argentina.

Diamond Offshore’s strategy is to economically upgrade its fleet to meet customer demand for advanced, efficient, high-tech rigs, particularly deepwater semisubmersible rigs, in order to maximize the utilization of, and dayrates earned by, the rigs in Diamond Offshore’s fleet. Since 1995, Diamond Offshore has increased the number of its rigs capable of operating in 3,500 feet or more of water from three rigs to 14 (11 of which are high specification units), primarily by upgrading its existing fleet. Seven of these upgrades were to Diamond Offshore’s Victory-class semisubmersible rigs, the design of which is well-suited for significant upgrade projects. Diamond Offshore has two additional Victory-class rigs that are currently operating as intermediate semisubmersible rigs that could potentially be upgraded at some time in the future.

By the end of 2008, Diamond Offshore had completed its most recent fleet enhancement and additions program, which included the upgrade of two of Diamond Offshore’s Victory-class semisubmersible rigs, the Ocean Endeavor (completed in March of 2007) and the Ocean Monarch (completed in December of 2008), to 10,000 foot water depth capability and

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

the construction of two high-performance, premium jack-up rigs, the Ocean Shield (completed in May of 2008) and the Ocean Scepter (completed in August of 2008).

Diamond Offshore has one drillship, the Ocean Clipper, which was located offshore Brazil as of January 26, 2009. Drillships, which are typically self-propelled, are positioned over a drillsite through the use of either an anchoring system or a dynamic-positioning system similar to those used on certain semisubmersible rigs. Deep water drillships compete in many of the same markets as do high specification semisubmersible rigs.

Markets:  The principal markets for Diamond Offshore’s contract drilling services are the following:

•	the Gulf of Mexico, including the United States and Mexico;

•	Europe, principally in the United Kingdom, or U.K., and Norway;

•	the Mediterranean Basin, including Egypt, Libya and Tunisia and other parts of Africa;

•	South America, principally in Brazil and Argentina;

•	Australia and Asia, including Malaysia, Indonesia and Vietnam; and

•	the Middle East, including Kuwait, Qatar and Saudi Arabia.

Diamond Offshore actively markets its rigs worldwide. From time to time Diamond Offshore’s fleet operates in various other markets throughout the world as the market demands.

Diamond Offshore believes its presence in multiple markets is valuable in many respects. For example, Diamond Offshore believes that its experience with safety and other regulatory matters in the U.K. has been beneficial in Australia and other international areas in which Diamond Offshore operates, while production experience gained through Brazilian and North Sea operations has potential application worldwide. Additionally, Diamond Offshore believes its performance for a customer in one market segment or area enables it to better understand that customer’s needs and better serve that customer in different market segments or other geographic locations.

Diamond Offshore’s contracts to provide offshore drilling services vary in their terms and provisions. Diamond Offshore typically obtains its contracts through competitive bidding, although it is not unusual for Diamond Offshore to be awarded drilling contracts without competitive bidding. Drilling contracts generally provide for a basic drilling rate on a fixed dayrate basis regardless of whether or not such drilling results in a productive well. Drilling contracts may also provide for lower rates during periods when the rig is being moved or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond the control of Diamond Offshore. Under dayrate contracts, Diamond Offshore generally pays the operating expenses of the rig, including wages and the cost of incidental supplies. Historically, dayrate contracts have accounted for the majority of Diamond Offshore’s revenues. In addition, from time to time, Diamond Offshore’s dayrate contracts may also provide for the ability to earn an incentive bonus from its customers based upon performance.

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or a group of wells, which Diamond Offshore refers to as a well-to-well contract, or a fixed term, which Diamond Offshore refers to as a term contract, and may be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party to the contract. In addition, certain of Diamond Offshore’s contracts permit the customer to terminate the contract early by giving notice, and in most circumstances may require the payment of an early termination fee by the customer. The contract term in many instances may also be extended by the customer exercising options for the drilling of additional wells or for an additional length of time, generally at competitive market rates and mutually agreeable terms at the time of the extension.

Customers:  Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2008, Diamond Offshore performed services for 49 different customers, with Petroleo Brasileiro S.A., (“Petrobras”), accounting for 13.1% of Diamond

Item 1. Business
Diamond Offshore Drilling, Inc. - (Continued)

Offshore’s annual total consolidated revenues. During 2007, Diamond Offshore performed services for 49 different customers, none of which accounted for 10.0% or more of Diamond Offshore’s annual total consolidated revenues. During 2006, Diamond Offshore performed services for 51 different customers with Anadarko Petroleum Corporation (which acquired Kerr-McGee Oil & Gas Corporation in mid – 2006) and Petrobras accounting for 10.6% and 10.4% of Diamond Offshore’s annual total consolidated revenues, respectively.

Competition:  The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. Mergers among oil and gas exploration and production companies have reduced the number of available customers. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Diamond Offshore competes with offshore drilling contractors that together have more than 600 mobile rigs available worldwide.

Significant new rig construction and upgrades of existing drilling units could also intensify price competition. Diamond Offshore believes that there are currently 170 jack-up rigs and floaters (semisubmersible rigs and drillships) on order and scheduled for delivery between 2009 and 2012. Periods of improving dayrates and expectations of sustained improvements in rig utilization rates and dayrates may result in the construction of additional new rigs. The resulting increases in rig supply could result in depressed rig utilization and greater price competition from both existing competitors, as well as new entrants into the offshore drilling market. Presently, not all of the rigs currently under construction have been contracted for future work, which may further intensify price competition as scheduled delivery dates occur. In addition, competing contractors are able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates.

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

Operations Outside the United States:  Diamond Offshore’s operations outside the United States accounted for 59.3%, 49.8% and 42.5% of Diamond Offshore’s total consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Properties:  Diamond Offshore owns an eight-story office building containing approximately 182,000 net rentable square feet on approximately 6.2 acres of land located in Houston, Texas, where its corporate headquarters is located, two buildings totaling 39,000 square feet and 20 acres of land in New Iberia, Louisiana, for its offshore drilling warehouse and storage facility, and a 13,000 square foot building and five acres of land in Aberdeen, Scotland, for its North Sea operations. Additionally, Diamond Offshore currently leases various office, warehouse and storage facilities in Louisiana, Australia, Brazil, Indonesia, Norway, The Netherlands, Malaysia, Singapore, Egypt, Argentina, Vietnam, Libya and Mexico to support its offshore drilling operations.

Item 1. Business

HIGHMOUNT EXPLORATION & PRODUCTION LLC

On July 31, 2007, HighMount acquired certain exploration and production assets, and assumed certain related obligations from subsidiaries of Dominion Resources, Inc. (“Dominion”) for $4.0 billion, subject to adjustment. HighMount accounted for 5.8% and 2.1% of our consolidated total revenue for the years ended December 31, 2008 and 2007.

We use the following terms throughout this discussion of HighMount’s business, with “equivalent” volumes computed with oil and natural gas liquid (“NGL”) quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent
MMBbl	-	Million barrels (of oil or NGLs)
MMBtu	-	Million British thermal units
MMcf	-	Million cubic feet (of natural gas)
MMcfe	-	Million cubic feet of natural gas equivalent
Proved reserves	-
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

As of December 31, 2008, HighMount owned 2.2 Tcfe of net proved reserves, of which 77.0% were classified as proved developed. HighMount’s estimated total proved reserves consist of 1.7 Tcf of natural gas, 78.1 MMBbl of NGLs, and 6.8 MMBbl of oil and condensate. HighMount produced approximately 279 MMcfe per day of natural gas, NGLs and oil during 2008. HighMount holds leasehold or drilling rights in 1.0 million net acres, of which 0.6 million (or 63.6%) is developed acreage and the balance is held for future exploration and development drilling opportunities. HighMount participated in the drilling of 498 wells during 2008, of which 489 (or 98.2%) are productive wells.

Reserves:  HighMount’s net proved reserves disclosed in this Report represent its share of proved reserves based on its net revenue interest in each property. Estimated proved reserves as of December 31, 2008 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and

Item 1. Business
HighMount Exploration & Production LLC - (Continued)

Exchange Commission (“SEC”) guidelines. Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s proved reserve estimates in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The following table sets forth HighMount’s proved reserves at December 31, 2008, based on prevailing prices as of that date of $5.71 per MMBtu for natural gas, $22.00 per Bbl for NGLs and $44.60 per Bbl for oil.

	Natural Gas (MMcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas Equivalents (MMcfe)

Permian Basin	1,320,987	78,075,920	6,732,066	1,829,834
Antrim Shale	246,547		18,885	246,661
Black Warrior Basin	126,285			126,285
Total	1,693,819	78,075,920	6,750,951	2,202,780

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2008 and 2007 and changes in the reserves during 2008 and 2007 are shown in Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount’s properties typically have relatively long reserve lives, high well completion success rates and predictable production profiles. Based on December 31, 2008 proved reserves and HighMount’s average production from these properties during 2008, the average reserve-to-production index of HighMount’s proved reserves is 20 years.

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

HighMount engaged in the drilling activity presented in the following table. All wells drilled during 2008 and 2007 were development wells.

Year Ended December 31	2008		2007 (a)
	Gross	Net	Gross	Net

Productive Wells
Permian Basin	369	363.5	196	191.5
Antrim Shale	59	22.7	5	3.7
Black Warrior Basin	61	42.9	35	24.5
Total Productive Wells	489	429.1	236	219.7

Dry Wells
Permian Basin	9	9.0	6	6.0
Total Dry Wells	9	9.0	6	6.0

Total Completed Wells	498	438.1	242	225.7

Wells in Progress
Permian Basin	32	31.9	12	12.0
Antrim Shale	2	0.2
Black Warrior Basin	1	1.0	7	4.9
Total Wells in Progress	35	33.1	19	16.9

(a)	HighMount commenced operations on July 31, 2007.

Item 1. Business
HighMount Exploration & Production LLC - (Continued)

Acreage:  As of December 31, 2008, HighMount owned interests in developed and undeveloped acreage in the locations set forth in the table below:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Permian Basin	601,194	459,577	244,034	99,675	845,228	559,252
Antrim Shale	240,478	108,490	12,114	2,300	252,592	110,790
Black Warrior Basin	101,293	72,064	415,909	264,634	517,202	336,698
Total	942,965	640,131	672,057	366,609	1,615,022	1,006,740

Production and Sales:  HighMount’s production and sales volumes are as follows:

Year Ended December 31	2008	2007 (a)

Production:
Gas production (MMcf)	78,858	34,008
Gas sales (MMcf)	72,525	31,420
NGL (Bbls)	3,507,384	1,512,877
Oil (Bbls)	351,272	114,014
Equivalent (MMcfe)	102,010	43,769

Average daily production:
Gas (MMcf)	215	222
NGL (Bbls)	9,583	9,888
Oil (Bbls)	960	745
Equivalent (MMcfe)	279	286

Average realized price, without hedging results:
Gas (per Mcf)	$8.25	$5.95
NGL (per Bbl)	51.26	51.02
Oil (per Bbl)	95.26	83.37
Equivalent (Mcfe)	8.48	6.65

Average realized price, with hedging results:
Gas (per Mcf)	$7.71	$6.00
NGL (per Bbl)	47.73	46.41
Oil (per Bbl)	95.26	83.37
Equivalent (Mcfe)	7.94	6.51

Average cost per Mcfe:
Production expenses	$1.04	$0.89
Production and ad valorem taxes	0.70	0.54
General and administrative expenses	0.69	0.58
Depletion expense	1.58	1.41

(a)	HighMount commenced operations on July 31, 2007.

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

Item 1. Business
HighMount Exploration & Production LLC - (Continued)

To manage the risk of fluctuations in prevailing commodity prices, from time to time HighMount enters into commodity and basis swaps and costless collars for a portion of its anticipated production. In the future, HighMount may enter into other price risk management instruments to hedge pricing risk on a portion of its projected production.

Wells:  As of December 31, 2008, HighMount had an interest in the following producing wells:

	Natural Gas Producing Wells
	Gross	Net

Permian Basin	6,022	5,773
Antrim Shale	1,806	1,009
Black Warrior Basin	1,349	1,100
Total	9,177	7,882

Wells located in the Permian Basin have a typical well depth in the range of 6,000 to 9,000 feet, while wells located in the Antrim Shale and the Black Warrior Basin have typical well depths of 1,200 feet and 2,000 feet, respectively.

Competition:  HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well completion services. HighMount also competes in the marketing of produced natural gas and NGLs. Some of HighMount’s competitors have substantially larger financial and other resources than HighMount. Factors that affect HighMount’s ability to acquire producing properties include available funds, available information about the property and standards established by HighMount for minimum projected return on investment. Competition for sales of natural gas and NGLs is also presented by alternative fuel sources, including heating oil, imported liquefied natural gas (“LNG”)and other fossil fuels.

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

Properties:  In addition to its interests in oil and gas producing properties, HighMount leases an aggregate of approximately 117,000 square feet of office space in three locations in Houston, Texas, which includes its corporate

Item 1. Business
HighMount Exploration & Production LLC - (Continued)

headquarters, and approximately 102,000 square feet of office space in Oklahoma City, Oklahoma and Traverse City, Michigan which is used in its operations. HighMount also leases other surface rights and office, warehouse and storage facilities necessary to operate its business.

BOARDWALK PIPELINE PARTNERS, LP

Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”) is engaged in the interstate transportation and storage of natural gas. Boardwalk Pipeline accounted for 6.4%, 4.7% and 4.5% of our consolidated total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

As of February 13, 2009, we owned approximately 74% of Boardwalk Pipeline, comprised of 107,534,609 common units, 22,866,667 class B units and a 2% general partner interest. In November of 2008, all of our 33,093,878 subordinated units converted to common units. A wholly owned subsidiary of ours is the general partner and holds all of Boardwalk Pipeline’s incentive distribution rights, which entitle the general partner to an increasing percentage of the cash that is distributed by Boardwalk Pipeline in excess of $0.4025 per unit per quarter.

Boardwalk Pipeline owns and operates three interstate natural gas pipeline systems, with approximately 14,000 miles of pipeline, directly serving customers in 12 states and indirectly serving customers throughout the northeastern and southeastern United States through numerous interconnections with unaffiliated pipelines. In 2008, its pipeline systems transported approximately 1.7 Tcf of gas. Average daily throughput on its pipeline systems during 2008 was approximately 4.8 Bcf. Boardwalk Pipeline’s natural gas storage facilities are comprised of 11 underground storage fields located in four states with aggregate working gas capacity of approximately 160.0 Bcf.

As discussed below, Boardwalk Pipeline is currently undertaking several significant pipeline and storage expansion projects.

Boardwalk Pipeline conducts all of its operations through three subsidiaries:

•
Gulf Crossing Pipeline Company LLC (“Gulf Crossing”) operates approximately 350 miles of natural gas pipeline, located in Texas and Louisiana having an initial peak-day delivery capacity of approximately 1.2 Bcf per day.

•
Gulf South Pipeline Company, L.P. (“Gulf South”) operates approximately 7,700 miles of natural gas pipeline, located in Texas, Louisiana, Mississippi, Alabama and Florida having a peak-day delivery capacity of approximately 5.0 Bcf per day, 38 compressor stations having an aggregate of approximately 378,900 horsepower and two natural gas storage fields located in Louisiana and Mississippi with aggregate designated working gas capacity of approximately 83.0 Bcf.

•
Texas Gas Transmission, LLC (“Texas Gas”) operates approximately 5,950 miles of natural gas pipeline located in Louisiana, Texas, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Ohio and Illinois having a peak-day delivery capacity of approximately 3.8 Bcf per day, 31 compressor stations having an aggregate of approximately 552,700 horsepower and nine natural gas storage fields located in Indiana and Kentucky with aggregate designated working gas capacity of approximately 77.0 Bcf.

Boardwalk Pipeline transports and stores natural gas for a broad mix of customers, including marketers, local distribution companies (“LDCs”), producers, electric power generation plants, interstate and intrastate pipelines and direct industrial users.

Seasonality:  Boardwalk Pipeline’s revenues can be seasonal in nature, affected by weather and natural gas price volatility. Weather impacts natural gas demand for power generation and heating needs, which in turn influences the short term value of transportation and storage across its pipeline systems. Colder than normal winters or warmer than normal summers typically result in increased pipeline transportation revenues. Peak demand for natural gas typically occurs during the winter months, driven by heating needs. Excluding the impact of Boardwalk Pipeline’s expansion projects that went into service in 2008, during 2008 approximately 54.0% of Boardwalk Pipeline’s total operating revenues were recognized in the first and fourth calendar quarters. The effects of seasonality on Boardwalk Pipeline’s revenues have been mitigated over the past several years due to the increased use of gas-fired power generation in the

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

summer months to meet cooling needs, primarily in the Southeast and Midwest. Generally, revenues from Boardwalk Pipeline’s expansion projects will be less seasonal in nature due to the structure of the contracts and the fact that the capacity is held primarily by producers, who are seeking a market for their production. Boardwalk Pipeline expects the impact of seasonality to further decline in coming years as the full impact of revenues from its expansion projects is taken into account.

Regulation:  FERC regulates pipelines under the NGA and the Natural Gas Policy Act of 1978. FERC regulates, among other things, the rates and charges for the transportation and storage of natural gas in interstate commerce and the extension, enlargement or abandonment of facilities under its jurisdiction. Where required, Boardwalk Pipeline’s operating subsidiaries hold certificates of public convenience and necessity issued by FERC covering certain of its facilities, activities and services.

The maximum rates that may be charged by Boardwalk Pipeline for gas transportation are established through FERC’s cost-of-service rate-making process. The maximum rates that may be charged by Boardwalk Pipeline for storage services on Texas Gas, with the exception of Phase III of the western Kentucky storage expansion, are also established through FERC’s cost-of-service rate-making process. Key determinants in the cost-of-service rate-making process are the costs of providing service, the allowed rate of return, throughput assumptions, the allocation of costs and the rate design. Texas Gas is prohibited from placing new rates into effect prior to November 1, 2010, and neither Gulf South nor Texas Gas has an obligation to file a new rate case. Gulf Crossing will have to either file a rate case or justify its initial firm transportation rates within three years after the pipeline is fully placed in service.

Boardwalk Pipeline is also regulated by the DOT under the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines. In addition, Boardwalk Pipeline will require authority from the Pipelines and Hazardous Materials Safety Administration (“PHMSA”) to operate its expansion pipelines, under a special permit at higher operating pressures in order to transport all of the volumes Boardwalk Pipeline has contracted for with customers on its expansion projects.

Boardwalk Pipeline’s operations are also subject to extensive federal, state and local laws and regulations relating to protection of the environment. Such regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. Environmental regulations also require that Boardwalk Pipeline’s facilities, sites and other properties be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.

Competition:   Boardwalk Pipeline competes with numerous interstate and intrastate pipelines throughout its service territory to provide transportation and storage services for its customers. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines and will compete with several new pipeline projects that are under construction, including the Rockies Express Pipeline that will transport natural gas from northern Colorado to eastern Ohio and the Mid-Continent Express Pipeline that would transport gas from Texas to Alabama. The principal elements of competition among pipelines are available capacity, rates, terms of service, access to supply and flexibility and reliability of service. Boardwalk Pipeline competes with these pipelines to maintain current business levels and to serve new demand and markets. Boardwalk Pipeline also competes with other pipelines for contracts with producers that would support new growth projects such as its pipeline expansion projects discussed elsewhere in this Report. In addition, regulators’ continuing efforts to increase competition in the natural gas industry have increased the natural gas transportation options of Boardwalk Pipeline’s traditional customers. As a result of the regulators’ policies, segmentation and capacity release have created an active secondary market which increasingly competes with Boardwalk Pipeline’s services, particularly on its Texas Gas system. Additionally, natural gas competes with other forms of energy available to customers, including electricity, coal and fuel oils. To the extent usage of natural gas decreases due to competition from other fuel sources, throughput on Boardwalk Pipeline’s system may decrease and the need for customers to contract for its services may decrease. Despite these competitive conditions, substantially all of the operating capacity on Boardwalk Pipeline’s pipeline systems, including its expansion projects, is sold out with a weighted-average contract life of over 6 years.

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

Expansion Projects

Southeast Expansion:  Boardwalk Pipeline has constructed and placed in service 111 miles of 42-inch pipeline and related compression assets, originating near Harrisville, Mississippi and extending to an interconnect with Transcontinental Pipe Line Company (“Transco”) in Choctaw County, Alabama (“Transco Station 85”). The pipeline currently has 1.8 Bcf of peak-day transmission capacity. Boardwalk Pipeline has applied to PHMSA for authority to operate under a special permit that would allow the pipeline to be operated at higher operating pressures, thereby increasing the peak-day transmission capacity to 1.9 Bcf per day. Customers have contracted at fixed rates for substantially all of the operational capacity of this pipeline, with such contracts having a weighted-average term of approximately 9.3 years (including a capacity lease agreement with Gulf Crossing). In February of 2009, Boardwalk Pipeline placed in service the remaining compression assets related to this project and construction on this project is complete.

Gulf Crossing Project:  In the first quarter of 2009, Boardwalk Pipeline completed construction and placed in service the pipeline portion of the assets associated with its Gulf Crossing project, which consists of approximately 357 miles of 42-inch pipeline that begins near Sherman, Texas and proceeds to the Perryville, Louisiana area. Boardwalk Pipeline expects the initial compression to be placed in service during the first quarter of 2009, providing Gulf Crossing with a peak-day transmission capacity of 1.2 Bcf per day. Boardwalk Pipeline has applied to PHMSA for authority to operate under a special permit that would allow the pipeline to be operated at higher operating pressures, thereby increasing its peak-day transmission capacity to 1.4 Bcf per day. The peak-day transmission capacity would increase from 1.4 Bcf per day to 1.7 Bcf per day following the construction of additional compression facilities which Boardwalk Pipeline expects to place in service in the first quarter of 2010, subject to FERC approval. Customers have contracted at fixed rates for substantially all of the operational capacity of this pipeline, with such contracts having a weighted-average term of approximately 9.5 years.

Fayetteville and Greenville Laterals:  Boardwalk Pipeline is constructing two laterals on its Texas Gas pipeline system to transport gas from the Fayetteville Shale area in Arkansas to markets directly and indirectly served by its existing interstate pipelines. The Fayetteville Lateral will originate in Conway County, Arkansas and proceed southeast through the Bald Knob, Arkansas area to an interconnect with its Texas Gas mainline in Coahoma County, Mississippi consisting of approximately 165 miles of 36-inch pipeline. The Greenville Lateral will originate at the Texas Gas mainline near Greenville, Mississippi, and proceed east to the Kosciusko, Mississippi area consisting of approximately 95 miles of 36-inch pipeline. The Greenville Lateral will provide customers access to additional markets, located primarily in the Midwest, Northeast and Southeast.

In December of 2008, Boardwalk Pipeline placed in service the header, or first 66 miles, of the Fayetteville Lateral. In January of 2009, Boardwalk Pipeline placed in service a portion of the Greenville Lateral which originates at the Texas Gas mainline and continues to an interconnect with the Tennessee 800 line in Holmes County, Mississippi. Included in the Fayetteville header is a section of 18-inch pipeline under the Little Red River in Arkansas which will be replaced with 36-inch pipeline once a new horizontal directional drill is completed under the river. Boardwalk Pipeline expects the 36-inch pipeline installation to be completed in the second quarter of 2009. The initial peak-day transmission capacity of each of these laterals is approximately 0.8 Bcf per day.

During 2008, Boardwalk Pipeline executed contracts for additional capacity that will require Boardwalk Pipeline to add compression to increase the peak-day transmission capacity of these laterals to approximately 1.3 Bcf per day for the Fayetteville Lateral and 1.0 Bcf per day for the Greenville Lateral. To meet this requirement Boardwalk Pipeline will add compression facilities to this project and Boardwalk Pipeline has applied to PHMSA for authority to operate under a special permit that would allow the Fayetteville Lateral to be operated at higher operating pressures, in addition to replacing the section of 18-inch pipeline noted above. Boardwalk Pipeline expects the new compression to be in service during 2010, subject to FERC approval. Customers have contracted at fixed rates for substantially all of the operational capacity of these laterals, with such contracts having a weighted-average term of approximately 9.9 years.

Prior to placing a new pipeline or lateral in service, Boardwalk Pipeline conducts extensive tests to ensure that the pipeline can operate safely at normal operating pressures. Further, to operate at higher operating pressures under the PHMSA special permits discussed above, Boardwalk Pipeline designs, builds and conducts additional stringent tests to ensure the pipeline’s integrity. In performing such tests on one of its pipeline expansions, Boardwalk Pipeline discovered some anomalies in a small number of pipe segments installed on the East Texas to Mississippi segment of its Gulf South

Item 1. Business
Boardwalk Pipeline Partners, LP - (Continued)

pipeline system (the “East Texas Pipeline”). As a result, and as a prudent operator, Boardwalk Pipeline elected to reduce operating pressure on this pipeline to 20.0% below its previous operating level, which was below the pipeline’s maximum non-special permit operating pressure, while Boardwalk Pipeline investigates further and replaces the affected pipe segments where necessary. Boardwalk Pipeline has notified PHMSA of these anomalies and its ongoing testing and remediation plans, and Boardwalk Pipeline will keep PHMSA informed as its activities progress. See Item 1A – Risk Factors, and Item 7 – MD&A – Results of Operations – Boardwalk Pipeline – Reduction of Operating Pressures on Expansion Pipelines; Applications for Special Permits from PHMSA.

Western Kentucky Storage Expansion Phase III:  Boardwalk Pipeline is developing 8.3 Bcf of new working gas capacity at its Midland storage facility, for which FERC has granted Boardwalk Pipeline market-based rate authority. This expansion is supported by 10-year precedent agreements for 5.1 Bcf of storage capacity. In the fourth quarter of 2008, Boardwalk Pipeline placed in service approximately 5.4 Bcf of storage capacity. Boardwalk Pipeline is in discussion with potential customers for the remaining capacity which it expects to place in service in the fourth quarter of 2009.

Properties:  Boardwalk Pipeline is headquartered in approximately 103,000 square feet of leased office space located in Houston, Texas. Boardwalk Pipeline also has approximately 108,000 square feet of office space in Owensboro, Kentucky in a building that it owns. Boardwalk Pipeline’s operating subsidiaries own their respective pipeline systems in fee. However, a substantial portion of these systems is constructed and maintained on property owned by others pursuant to rights-of-way, easements, permits, licenses or consents.

Item 1. Business

LOEWS HOTELS HOLDING CORPORATION

The subsidiaries of Loews Hotels Holding Corporation (“Loews Hotels”), our wholly owned subsidiary, presently operate the following 18 hotels. Loews Hotels accounted for 2.9%, 2.7% and 2.7% of our consolidated total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

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
(c)
A Loews Hotels subsidiary is a 50% owner of these hotels located at the Universal Orlando theme park, through a joint venture with Universal Studios and the Rank Group. The hotels are on land leased by the joint venture from the resort’s owners and are operated by Loews Hotels pursuant to a management contract.

(d)	A Loews Hotels subsidiary is a 25% owner of the hotel through a joint venture with an institutional investor. This hotel is operated by Loews Hotels pursuant to a management contract.

Item 1. Business
Loews Hotels Holding Corporation - (Continued)

The hotels owned by Loews Hotels are subject to mortgage indebtedness totaling approximately $226 million at December 31, 2008 with interest rates ranging from 4.5% to 6.3%, and maturing between 2009 and 2028. In addition, certain hotels are held under leases which are subject to formula derived rental increases, with rentals aggregating approximately $8 million for the year ended December 31, 2008.

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

In August of 2007, a joint venture, of which a Loews Hotels subsidiary is a 25% owner, entered into an agreement to purchase, when completed, a hotel property currently being constructed as part of a mixed use development project in midtown Atlanta. Loews Hotels expects to open the hotel in 2010 and operate the hotel pursuant to a management contract.

SEPARATION OF LORILLARD

In June of 2008, we disposed of our entire ownership interest in our wholly owned subsidiary, Lorillard, Inc. (“Lorillard”), through the following two integrated transactions, collectively referred to as the “Separation”:

•
On June 10, 2008, we distributed 108,478,429 shares, or approximately 62%, of the outstanding common stock of Lorillard in exchange for and in redemption of all of the 108,478,429 outstanding shares of our former Carolina Group stock, in accordance with our Restated Certificate of Incorporation (the “Redemption”); and

•
On June 16, 2008, we distributed the remaining 65,445,000 shares, or approximately 38%, of the outstanding common stock of Lorillard in exchange for 93,492,857 shares of Loews common stock, reflecting an exchange ratio of 0.70 (the “Exchange Offer”).

As a result of the Separation, Lorillard is no longer a subsidiary of ours and we no longer own any interest in the outstanding stock of Lorillard. As of the completion of the Redemption, the former Carolina Group and former Carolina Group stock have been eliminated. In addition, at that time all outstanding stock options and stock appreciation rights (“SARs”) awarded under our former Carolina Group 2002 Stock Option Plan were assumed by Lorillard and converted into stock options and SARs which are exercisable for shares of Lorillard common stock.

The Loews common stock acquired by us in the Exchange Offer was recorded as a decrease in our Shareholders’ equity, reflecting Loews common stock at market value of the shares of Loews common stock delivered in the Exchange Offer. This decline was offset by a $4.3 billion gain to us from the Exchange Offer, which was reported as a gain on disposal of the discontinued business.

Our Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

Prior to the Redemption, we had a two class common stock structure:  Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were our 100% ownership of Lorillard, including all dividends paid by Lorillard to us, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s

Item 1. Business
Separation of Lorillard - (Continued)

assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% economic interest in the former Carolina Group.

EMPLOYEE RELATIONS

Including our operating subsidiaries as described below, we employed approximately 19,100 persons at December 31, 2008. We, and our subsidiaries, have experienced satisfactory labor relations.

CNA employed approximately 9,000 persons.

Diamond Offshore employed approximately 5,700 persons, including international crew personnel furnished through independent labor contractors.

HighMount employed approximately 650 persons.

Boardwalk Pipeline employed approximately 1,130 persons, approximately 90 of whom are covered by a collective bargaining agreement.

Loews Hotels employed approximately 2,350 persons, approximately 800 of whom are union members covered under collective bargaining agreements.

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

We are a holding company and derive substantially all of our income and cash flow from our subsidiaries.

We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to holders of our common stock. Our subsidiaries are separate and independent legal entities and have no obligation, contingent or otherwise, to make funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to pay dividends to us is also subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies. Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and our creditors and shareholders.

Item 1A. Risk Factors

Continued deterioration in the public debt and equity markets could lead to additional investment losses and lower cash balances at the parent company, which could impair our ability to fund acquisitions, share buybacks, dividends or other investments or to fund capital needed by our subsidiaries .

For more than a year, we have been experiencing severe volatility, illiquidity, uncertainty and disruption in the capital and credit markets and the overall economy, including among other things, large bankruptcies, government intervention in a number of large financial institutions, growing levels of defaults on indebtedness, recessionary economic conditions and widening of credit spreads. These conditions resulted in significant realized and unrealized losses and substantially reduced investment income, including a significant decline in income from limited partnership investments, at CNA and the parent company during 2008. Continued deterioration of the economy and the credit and capital markets, including lower pricing levels of fixed income and equity securities, could result in further such losses and further reduced investment income, which would among other things reduce the cash balances available at the parent company.  Please see MD&A under Item 7 of this Report for additional information on our Investments.

Certain of our operating subsidiaries require substantial amounts of capital or other financial support from time to time to fund expansions, enhance capital, refinance indebtedness or satisfy rating agency or regulatory requirements or for other reasons. Sufficient capital to satisfy these needs may not be available to our subsidiaries when needed on acceptable terms from the credit or capital markets or other third parties. In such cases, we have in the past, and may in the future, provide substantial amounts of debt or equity capital to our subsidiaries, which may not be on market terms. Any such investments further reduce the amount of cash available at the parent company which might otherwise be used to fund acquisitions, share buybacks, dividends or other investments or to fund other capital requirements of our subsidiaries. In addition, significantly reduced levels of cash at the parent company could make us unable or unwilling to fund future capital needs of our subsidiaries and result in a downgrade of our ratings by the major credit rating agencies.

We could have liability in the future for tobacco-related lawsuits.

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

Risks Related to Us and Our Subsidiary, CNA Financial Corporation

CNA may continue to incur significant realized and unrealized investment losses and volatility in net investment income arising from the severe disruption in the capital and credit markets.

CNA maintains a large portfolio of fixed income and equity securities, including large amounts of corporate and government issued debt securities, collateralized mortgage obligations, asset-backed and other structured securities, equity and equity-based securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. CNA’s investment portfolio supports its obligation to pay future insurance claims and provides investment returns which are an important part of CNA’s overall profitability.

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. Despite government intervention, market conditions have led to the merger or failure of a number of prominent financial institutions and government sponsored entities, sharply increased unemployment and reduced economic activity. In addition, significant declines in the value of assets and securities that began with the residential sub-prime mortgage crisis have spread to nearly all classes of investments, including most of those held in CNA’s investment portfolio. As a result, during 2008 CNA incurred significant realized and unrealized losses in its investment

Item 1A. Risk Factors

portfolio and experienced substantial declines in its net investment income which have materially adversely impacted the Company’s results of operations and stockholders’ equity.

In addition, certain categories of CNA’s investments are particularly subject to significant exposures in the current market environment. Although CNA normally expects limited partnership investments to provide higher returns over time, since 2008, they have presented greater risk, greater volatility and higher illiquidity than CNA’s fixed income investments. Commercial mortgage-backed securities (“CMBS”) also present greater risks due to the credit deterioration in the commercial real estate market. Notably, even senior tranches of CMBS have experienced significant price erosion due to market concerns involving the valuation and credit performance of commercial real estate.

If these economic and market conditions persist, CNA may continue to experience reduced investment income and to incur substantial additional realized and unrealized losses on its investments. As a result, the Company’s results of operations, and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted. Additional information on CNA’s investment portfolio is included in the MD&A under Item 7 and Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

CNA may continue to incur underwriting losses as a result of the global economic crisis.

Overall global economic conditions may continue to be recessionary and highly unfavorable. Although many lines of CNA’s business have both direct and indirect exposure to this economic crisis, the exposure is especially high for the lines of business that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services. As a result, CNA has experienced and may continue to experience unanticipated underwriting losses with respect to these lines of business. Additionally, CNA could experience declines in its premium volume and related insurance losses. Consequently, our results of operations, stockholders’ equity and CNA’s business, insurer financial strength and debt ratings could be adversely impacted.

CNA’s valuation of investments and impairment of securities requires significant judgment.

CNA’s investment portfolio is exposed to various risks such as interest rate, market and credit risks, many of which are unpredictable. CNA exercises significant judgment in analyzing these risks and in validating fair values provided by third parties for securities in its investment portfolio that are not regularly traded. CNA also exercises significant judgment in determining whether the impairment of particular investments is temporary or other-than-temporary. Securities with exposure to sub-prime residential mortgage collateral or Alternative A (“Alt-A”) collateral are particularly sensitive to fairly small changes in actual collateral performance and assumptions as to future collateral performance.

During 2008, CNA incurred significant unrealized losses in its investment portfolio. In addition, CNA recorded significant other-than-temporary impairment (“OTTI”) losses primarily in the corporate and other taxable bonds, asset-backed bonds and non-redeemable preferred equity securities sectors.

Due to the inherent uncertainties involved with these types of judgments, CNA may incur further unrealized losses and conclude that further other-than-temporary write downs of its investments are required. As a result, the Company’s results of operations, and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted. Additional information on CNA’s investment portfolio is included in the MD&A under Item 7 and Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

CNA is unable to predict the impact of governmental efforts taken and proposed to be taken in response to the economic and credit crisis.

The Federal government has implemented various measures, including the establishment of the Troubled Assets Relief Program pursuant to the Emergency Economic Stabilization Act of 2008, in an effort to deal with the ongoing economic and credit crisis.  In addition, there are numerous proposals for further legislative and regulatory actions at both the Federal and state levels, particularly with respect to the financial services industry.  Since these new laws and regulations could involve critical matters affecting CNA’s operations, they may have an impact on CNA’s business and its overall financial condition.  Due to this significant uncertainty, CNA is unable to determine whether its actions in response to

Item 1A. Risk Factors

these governmental efforts will be effective or to predict with any certainty the overall impact these governmental efforts will have on it.

CNA may continue to incur significant losses from its investments in financial institutions.

CNA’s investment portfolio includes preferred stock and hybrid debt securities issued by banks and other financial institutions. To date, government sponsored efforts to recapitalize the financial system both in the United States, as well as overseas, have been inconsistent and unpredictable. The uncertainty surrounding these efforts and their potential impact on existing financial institution securities has caused these securities to experience adverse price movement and rating agency downgrades. If this uncertainty continues or if regulatory decisions negatively affect CNA’s investments in financial institutions, CNA may continue to incur significant losses in its investment portfolio. As a result, the Company’s results of operations and CNA’s, business, insurer financial strength and debt ratings could be materially adversely impacted. Additional information on CNA’s investment portfolio is included in the MD&A under Item 7 and Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

Rating agencies may downgrade their ratings for CNA, and thereby adversely affect CNA’s ability to write insurance at competitive rates or at all.

Ratings are an important factor in establishing the competitive position of insurance companies. CNA’s insurance company subsidiaries, as well as its public debt, are rated by rating agencies, namely, A.M. Best Company, Moody’s Investors Service and Standard and Poor’s. Ratings reflect the rating agency’s opinions of an insurance company’s financial strength, capital adequacy, operating performance, strategic position and ability to meet its obligations to policyholders and debtholders.

Due to the intense competitive environment in which CNA operates, the severe disruption in the capital and credit markets, the uncertainty in determining reserves and the potential for CNA to take material unfavorable development in the future, and possible changes in the methodology or criteria applied by the rating agencies, the rating agencies may take action to lower CNA’s ratings in the future. If CNA’s property and casualty insurance financial strength ratings were downgraded below current levels, its business and results of operations could be materially adversely affected. The severity of the impact on CNA’s business is dependent on the level of downgrade and, for certain products, which rating agency takes the rating action. Among the adverse effects in the event of such downgrades would be the inability to obtain a material volume of business from certain major insurance brokers, the inability to sell a material volume of CNA’s insurance products to certain markets, and the required collateralization of certain future payment obligations or reserves.  Recently, Moody’s and A.M. Best have revised their outlook on CNA from stable to negative.

In addition, it is possible that a lowering of our debt ratings by certain of the rating agencies could result in an adverse impact on CNA’s ratings, independent of any change in CNA’s circumstances. CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if its ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. Please read information on CNA’s ratings included in the MD&A under Item 7.

CNA is subject to capital adequacy requirements and, if it is unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit CNA from operating its business.

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

During the fourth quarter of 2008, CNA took several actions to replenish its capital position and bolster the statutory surplus of its operating insurance subsidiaries. One of these actions was the November 7, 2008 purchase by Loews of

Item 1A. Risk Factors

12,500 shares of CNA’s non-voting cumulative preferred stock (“2008 Senior Preferred”) for $1.25 billion. Loews, which owned approximately 90% of CNA’s outstanding common stock as of December 31, 2008, has also provided CNA with substantial amounts of capital in prior years. Given the ongoing turmoil in the capital and credit markets, CNA may be limited in its ability to raise significant amounts of capital on favorable terms or at all. In addition, Loews may be restricted in its ability or willingness to provide additional capital support to CNA.  As a result, if CNA is in need of additional capital, CNA may be required to secure this funding from sources other than Loews on terms that are not favorable.

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

CNA maintains loss reserves to cover its estimated ultimate unpaid liability for claims and claim adjustment expenses for reported and unreported claims and for future policy benefits. Reserves represent CNA management’s best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by CNA, generally utilizing a variety of reserve estimation techniques, from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, mortality, morbidity, expected interest rates, inflation, claims handling and case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant management judgment. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, CNA is sometimes required to add to its reserves. This is called unfavorable development and results in a charge to CNA’s earnings in the amount of the added reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material adverse effect on our results of operations and equity. Please read additional information on CNA’s reserves included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

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

Item 1A. Risk Factors

•	clergy abuse claims, including passage of legislation to reopen or extend various statutes of limitations; and

•	mass tort claims, including bodily injury claims related to silica, welding rods, benzene, lead and various other chemical exposure claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews and changes its reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. In addition, CNA periodically undergoes state regulatory financial examinations, including review and analysis of its reserves. If estimated reserves are insufficient for any reason, the required increase in reserves would be recorded as a charge against CNA’s earnings for the period in which reserves are determined to be insufficient. These changes could be substantial and could materially adversely affect the Company’s results of operations and equity and CNA’s business, insurer financial strength and debt ratings.

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

As a result of this higher degree of variability, CNA has necessarily supplemented traditional actuarial methods and techniques with additional estimating techniques and methodologies, many of which involve significant judgment on the part of CNA. Consequently, CNA may periodically need to record changes in its claim and claim adjustment expense reserves in the future in these areas in amounts that could materially adversely affect our results of operations and equity and CNA’s business, insurer financial strength and debt ratings. Additional information on A&E claims is included in MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Asbestos claims. The estimation of reserves for asbestos claims is particularly difficult in light of the factors noted above. In addition, CNA’s ability to estimate the ultimate cost of asbestos claims is further complicated by the following:

•	inconsistency of court decisions and jury attitudes, as well as future court decisions;

•	interpretation of specific policy provisions;

•	allocation of liability among insurers and insureds;

Item 1A. Risk Factors

•	missing policies and proof of coverage;

•	the proliferation of bankruptcy proceedings and attendant uncertainties;

•	novel theories asserted by policyholders and their legal counsel;

•	the targeting of a broader range of businesses and entities as defendants;

•	uncertainties in predicting the number of future claims and which other insureds may be targeted in the future;

•	volatility in claim numbers and settlement demands;

•	increases in the number of non-impaired claimants and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage that is not subject to aggregate limits;

•	the long latency period between asbestos exposure and disease manifestation, as well as the resulting potential for involvement of multiple policy periods for individual claims;

•	medical inflation trends;

•	the mix of asbestos-related diseases presented; and

•	the ability to recover reinsurance.

In addition, a number of CNA’s insureds have asserted that their claims for insurance are not subject to aggregate limits on coverage. If these insureds are successful in this regard, CNA’s potential liability for their claims would be unlimited. Some of these insureds contend that their asbestos claims fall within the so-called “non-products” liability coverage within their policies, rather than the products liability coverage, and that this “non-products” liability coverage is not subject to any aggregate limit. It is difficult to predict the extent to which these claims will succeed and, as a result, the ultimate size of these claims.

Environmental pollution claims.  The estimation of reserves for environmental pollution claims is complicated by liability and coverage issues arising from these claims. CNA and others in the insurance industry are disputing coverage for many such claims. In addition to the coverage issues noted in the asbestos claims section above, key coverage issues in environmental pollution claims include the following:

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

Item 1A. Risk Factors

standards for cleanup in environmental pollution matters are unclear, the number of sites potentially subject to cleanup under applicable laws is unknown and the impact of various proposals to reform existing statutes and regulations is difficult to predict.

Catastrophe losses are unpredictable.

Catastrophe losses are an inevitable part of CNA’s business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. The extent of CNA’s losses from catastrophes is a function of both the total amount of its insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophe losses generally, it can take a long time for the ultimate cost to CNA to be finally determined. As its claim experience develops on a particular catastrophe, CNA may be required to adjust reserves, or take unfavorable development, to reflect its revised estimates of the total cost of claims. CNA believes that it could incur significant catastrophe losses in the future. Therefore, our results of operations and equity and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted. Please read information on catastrophe losses included in the MD&A under Item 7 and Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

CNA’s key assumptions used to determine reserves and deferred acquisition costs for its long term care product offerings could vary significantly from actual experience.

CNA’s reserves and deferred acquisition costs for its long term care product offerings are based on certain key assumptions including morbidity, which is the frequency and severity of illness, sickness and diseases contracted, policy persistency, which is the percentage of policies remaining in force, interest rates, and future health care cost trends. If actual experience differs from these assumptions, the deferred acquisition asset may not be fully realized and the reserves may not be adequate, requiring CNA to add to reserves, or take unfavorable development. Therefore, our results of operations and equity and CNA’s business, insurer financial strength and debt ratings could be materially adversely impacted.

CNA’s premium writings and profitability are affected by the availability and cost of reinsurance.

CNA purchases reinsurance to help manage its exposure to risk. Under CNA’s reinsurance arrangements, another insurer assumes a specified portion of CNA’s claim and claim adjustment expenses in exchange for a specified portion of policy premiums. Market conditions determine the availability and cost of the reinsurance protection CNA purchases, which affects the level of CNA’s business and profitability, as well as the level and types of risk CNA retains. If CNA is unable to obtain sufficient reinsurance at a cost CNA deems acceptable, CNA may be unwilling to bear the increased risk and would reduce the level of CNA’s underwriting commitments. Therefore, our financial results of operations could be materially adversely impacted. Please read information on reinsurance included in MD&A under Item 7 and Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

CNA may not be able to collect amounts owed to it by reinsurers.

CNA has significant amounts recoverable from reinsurers which are reported as receivables in the balance sheets and estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. The ceding of insurance does not, however, discharge CNA’s primary liability for claims. As a result, CNA is subject to credit risk relating to its ability to recover amounts due from reinsurers. Certain of CNA’s reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. A continuation or worsening of the current highly unfavorable global economic conditions, along with the severe disruptions in the capital and credit markets, could similarly impact all of CNA’s other reinsurers. In addition, reinsurers could dispute amounts which CNA believes are due to it. If CNA is not able to collect the amounts due to it from reinsurers, its claims expenses will be higher. Please read information on reinsurance included in the MD&A under Item 7 and Note 19 of the Notes to Consolidated Financial Statements included under Item 8.

Item 1A. Risk Factors

Risks Related to Us and Our Subsidiary, Diamond Offshore Drilling, Inc.

Diamond Offshore’s business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

Diamond Offshore’s business depends on the level of activity in offshore oil and gas exploration, development and production in markets worldwide. Worldwide demand for oil and gas, oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. However, higher or lower commodity demand and prices do not necessarily translate into increased or decreased drilling activity since Diamond Offshore’s customers’ project development time, reserve replacement needs, as well as expectations of future commodity demand and prices all combine to drive demand for Diamond Offshore’s rigs. Oil and gas prices are extremely volatile and are affected by numerous factors beyond Diamond Offshore’s control, including:

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

The current global financial and credit crisis may have a negative impact on Diamond Offshore’s business and financial condition.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations. The continued shortage of liquidity and credit combined with recent substantial losses in equity markets could lead to an extended worldwide economic recession. Such deterioration has resulted in reduced demand for crude oil and natural gas, exploration and production activity and offshore drilling services that could lead to declining dayrates earned by Diamond Offshore’s drilling rigs and a decrease in new contract activity. In addition, the current credit crisis and recession have had and could continue to have an impact on Diamond Offshore’s customers and suppliers, including among other things, causing them to fail to meet their

Item 1A. Risk Factors

obligations to Diamond Offshore. Similarly, the current credit crisis could affect lenders participating in Diamond Offshore’s credit facility, making them unable to fulfill their commitments and obligations.  The current credit crisis could also limit Diamond Offshore’s ability to secure additional financing, if needed, due to difficulties accessing the capital markets, which could limit its ability to react to changing business and economic conditions.

Diamond Offshore’s industry is cyclical.

Diamond Offshore’s industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Diamond Offshore cannot predict the timing or duration of such business cycles. Periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time. In response to contraction in demand for Diamond Offshore’s services, it may be required to idle rigs or to enter into lower rate contracts. Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain of Diamond Offshore’s drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Diamond Offshore can provide no assurance that its current backlog of contract drilling revenue will be ultimately realized.

As of February 5, 2009, Diamond Offshore’s contract drilling backlog was approximately $10.3 billion for contracted future work extending, in some cases, until 2016. Contract backlog may include future earnings under both firm commitments and, in a few instances, anticipated commitments for which definitive agreements have not yet been executed. Diamond Offshore can provide no assurance that it will be able to perform under these contracts due to events beyond its control or that Diamond Offshore will be able to ultimately execute a definitive agreement where one does not currently exist. In addition, Diamond Offshore can provide no assurance that its customers will be able to or willing to fulfill their contractual commitments. Diamond Offshore’s inability to perform under its contractual obligations or to execute definitive agreements or its customers’ inability to fulfill their contractual commitments may have a material adverse effect on Diamond Offshore’s business.

Diamond Offshore relies heavily on a relatively small number of customers.

Diamond Offshore provides offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. However, the number of potential customers has decreased in recent years as a result of mergers among the major international oil companies and large independent oil companies. In 2008, Diamond Offshore’s five largest customers in the aggregate accounted for approximately 40% of its consolidated revenues. Diamond Offshore expects Petrobras, which accounted for approximately 13.0% of Diamond Offshore’s consolidated revenues in 2008 to continue to be a significant customer in 2009. While it is normal for Diamond Offshore’s customer base to change over time as work programs are completed, the loss of any major customer may have a material adverse effect on Diamond Offshore’s business.

The terms of some of Diamond Offshore’s dayrate drilling contracts may limit its ability to benefit from increasing dayrates in an improving market or to preserve dayrates and utilization during periods of decreasing dayrates.

The duration of offshore drilling contracts is generally determined by customer requirements and, to a lesser extent, the respective management strategies of the offshore drilling contractors. In periods of rising demand for offshore rigs, contractors typically prefer shorter contracts that allow them to more quickly profit from increasing dayrates. In contrast, during these periods customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, contractors generally prefer longer term contracts, but often at flat or slightly lower dayrates to preserve dayrates at existing levels and ensure utilization, while customers prefer shorter contracts that allow them to more quickly obtain the benefit of lower dayrates.

To the extent possible within the scope of its customer’s requirements, Diamond Offshore seeks to have a foundation of these long-term contracts with a reasonable balance of shorter term exposure to the spot market in an attempt to maintain upside potential while endeavoring to limit the downside impact of a potential decline in the market. However, Diamond Offshore can provide no assurance that it will be able to achieve or maintain such a balance from time to time.

Item 1A. Risk Factors

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

Diamond Offshore’s drilling contracts may be terminated due to events beyond its control.

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

For physical damage due to named windstorms in the U.S. Gulf of Mexico, Diamond Offshore’s deductible is $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period that expires May 1, 2009 is limited to $125 million.

Item 1A. Risk Factors

Diamond Offshore’s international operations involve additional risks not associated with domestic operations.

Diamond Offshore operates in various regions throughout the world that may expose it to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	piracy or assaults on property or personnel;

•	kidnapping of personnel;

•	expropriation of property or equipment;

•	renegotiation or nullification of existing contracts;

•	changing political conditions;

•	foreign and domestic monetary policies;

•	the inability to repatriate income or capital;

•	fluctuations in currency exchange rates;

•	regulatory or financial requirements to comply with foreign bureaucratic actions;

•	travel limitations or operational problems caused by public health threats; and

•	changing taxation policies.

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

Diamond Offshore currently operates and expects to continue to operate rigs drilling offshore Mexico for PEMEX - Exploracion Y Produccion (“PEMEX”), the national oil company of Mexico. The terms of these contracts expose Diamond Offshore to greater risks than they normally assume, such as exposure to greater environmental liability.  In addition, each contract can be terminated by PEMEX on 30 days notice, contractually or by statute, subject to certain conditions.

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

Certain of Diamond Offshore’s international rigs are owned and operated, directly or indirectly, by Diamond Offshore International Limited (“DOIL”), a wholly-owned Cayman Islands subsidiary. Since forming this subsidiary it has been Diamond Offshore’s intention to indefinitely reinvest the earnings of this subsidiary to finance foreign operations. During 2007, DOIL made a non-recurring distribution to its U.S. parent company, and Diamond Offshore recognized U.S. federal income tax expense on the portion of the distribution that consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax. Notwithstanding the non-recurring distribution made in December of 2007, it remains Diamond Offshore’s intention to indefinitely reinvest the future earnings of DOIL to finance foreign activities, except for the earnings of Diamond East Asia Limited, a wholly owned subsidiary of DOIL formed in December of 2008. It is Diamond Offshore’s intention to repatriate the earnings of Diamond East Asia Limited, and U.S. income taxes will be provided on such earnings. Diamond Offshore does not expect to provide for U.S. taxes on any future earnings generated by DOIL, except to the extent that these earnings are immediately subjected to U.S. federal income tax or as they relate to Diamond East Asia Limited. Should a future distribution be made from any unremitted earnings of this subsidiary, Diamond Offshore may be required to record additional U.S. income taxes that, if material, could have an adverse effect on our financial position, results of operations and cash flows.

Rig conversions, upgrades or new builds may be subject to delays and cost overruns.

From time to time, Diamond Offshore may undertake to add new capacity through conversions or upgrades to rigs or through new construction. Projects of this type are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	work stoppages;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems;

•	customer acceptance delays;

Item 1A. Risk Factors

•	shipyard failures or unavailability; and

•	failure or delay of third party service providers and labor disputes.

Failure to complete a rig upgrade or new construction on time, or failure to complete a rig conversion or new construction in accordance with its design specifications may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract, resulting in a loss of revenue to Diamond Offshore. If a drilling contract is terminated under these circumstances, Diamond Offshore may not be able to secure replacement contract with as favorable terms.

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

Actual future production, commodity prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable reserves most likely will vary from HighMount’s estimates. Any significant variance could materially affect the quantities and present value of HighMount’s reserves. In addition, HighMount may adjust estimates of proved reserves upward or downward to reflect production history, results of exploration and development drilling, prevailing commodity prices and prevailing development expenses.

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

Item 1A. Risk Factors

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

If the net book value of HighMount’s exploration and production (“E&P”) properties (reduced by any related net deferred income tax liability) exceeds its ceiling limitation, SEC regulations require HighMount to impair or “write down” the book value of its E&P properties. A write down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Depending on the magnitude of any future impairment, a ceiling test write down could significantly reduce HighMount’s income, or produce a loss. As ceiling test computations involve the prevailing price on the last day of the quarter, it is impossible to predict the timing and magnitude of any future impairment. Additional information on the ceiling test is included in Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

HighMount may incur significant goodwill impairment charges if market conditions deteriorate.

HighMount evaluates goodwill for impairment annually, or when events or circumstances change, such as an adverse change in business climate, that would indicate an impairment may have occurred. Goodwill is deemed to be impaired when the carrying value exceeds its estimated fair value. HighMount’s annual impairment test, which is performed as of April 30th each year, is based on several factors requiring judgment. A significant decrease in expected cash flows or changes in market conditions may represent an impairment indicator requiring an assessment for the potential impairment of recorded goodwill. Also, a ceiling test impairment may represent a triggering event requiring HighMount to perform an interim period goodwill impairment test. Should market conditions continue to significantly deteriorate, including further declining commodity prices, HighMount could be required to record additional goodwill impairments that may be significant. Please read “Critical Accounting Estimates” in Part II, Item 7.

Natural gas, NGL and other commodity prices are volatile.

The commodity price HighMount receives for its production heavily influences its revenue, profitability, access to capital and future rate of growth. HighMount is subject to risks due to frequent and often substantial fluctuations in commodity prices. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and HighMount expects this volatility to continue. The markets and prices for natural gas and NGLs depend upon factors beyond HighMount’s control. These factors include demand, which fluctuates with changes in market and economic conditions and other factors, including:

•	the impact of market and basis differentials - market price spreads between two points across HighMount’s natural gas system;

•	the impact of weather on the demand for these commodities;

•	the level of domestic production and imports of these commodities;

•	the impact of changes in technologies on the level of supply;

•	natural gas storage levels;

•	actions taken by foreign producing nations;

•	the availability of local, intrastate and interstate transportation systems;

Item 1A. Risk Factors

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

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

HighMount’s future success will depend in part on the success of its exploitation, exploration, development and production activities. HighMount’s E&P activities are subject to numerous risks beyond its control, including the risk that drilling will not result in oil and natural gas production volumes that are commercially viable. HighMount’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. HighMount’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	lack of acceptable prospective acreage;

•	inadequate capital resources;

•	unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents;

•	adverse weather conditions;

•	unavailability or high cost of drilling rigs, equipment, labor or services;

•	reductions in commodity prices;

•	the impact of changes in technologies on commodity prices;

•	limitations in the market for natural gas and NGLs;

•	title problems;

Item 1A. Risk Factors

•	compliance with governmental regulations; and

•	mechanical difficulties.

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

If any of these events occur, HighMount could incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of HighMount’s operations and repairs to resume operations, any of which could adversely affect its ability to conduct operations or result in substantial losses. HighMount may elect not to obtain insurance if the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable.

Risks Related to Us and Our Subsidiary, Boardwalk Pipeline Partners, LP

Boardwalk Pipeline is undertaking large, complex expansion projects which involve significant risks that may adversely affect its business.

Boardwalk Pipeline is currently undertaking several large, complex pipeline and storage expansion projects and it may undertake additional expansion projects in the future. In pursuing these and previous projects, Boardwalk Pipeline experienced significant cost overruns and may experience cost increases in the future. Boardwalk Pipeline also experienced construction delays and may experience additional delays in the future. Delays in construction could result from a variety of factors and have resulted in penalties under customer contracts such as liquidated damage payments and could in the future result in similar losses. In some cases, certain customers could have the right to terminate their transportation agreements if the related expansion project is not completed by a date specified in their precedent agreements.

The cost overruns and construction delays Boardwalk Pipeline experienced have resulted from a variety of factors, including the following:

•	delays in obtaining regulatory approvals;

•	difficult construction conditions, including adverse weather conditions and encountering higher density rock formations than anticipated;

•	delays in obtaining key materials; and

Item 1A. Risk Factors

•	shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

In pursuing current or future expansion projects, Boardwalk Pipeline could experience additional delays or cost increases for the reasons described above or as a result of other factors. Boardwalk Pipeline may not be able to complete its current or future expansion projects on the expected terms, cost or schedule, or at all. In addition, Boardwalk Pipeline cannot be certain that, if completed, these projects will perform in accordance with its expectations. Other areas of Boardwalk Pipeline’s business may suffer as a result of the diversion of management’s attention and other resources from other business concerns to its expansion projects. Any of these factors could have a material adverse effect on Boardwalk Pipeline’s ability to realize the anticipated benefits from its expansion projects. Please read Item 1, “Business – Boardwalk Pipeline Partners, LP – Expansion Projects,” for more information.

Completion of Boardwalk Pipeline’s expansion projects will require Boardwalk Pipeline to raise significant amounts of debt and equity financing. Ongoing disruption of the credit and capital markets may hinder or prevent Boardwalk Pipeline and its customers from meeting future capital needs.

Global financial markets and economic conditions have been, and continue to be, experiencing extraordinary disruption and volatility following adverse changes in global capital markets. Recently, market conditions have resulted in numerous bankruptcies, insolvencies, forced sales of financial institutions as well as market intervention by governments around the globe. The debt and equity capital markets are exceedingly distressed and banks and other commercial lenders have substantially curtailed their lending activities as a result of, among other things, significant write-offs in the financial services sector, the re-pricing of credit risk and current weak economic conditions. These circumstances continue to make it difficult to obtain funding.

As a result, the cost of raising money in the debt and equity capital markets and commercial credit markets has increased substantially while the availability of funds from those markets has diminished significantly. Many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity – at all or on terms similar to the debt being refinanced – and reduced and in some cases ceased to provide funding to borrowers. In some cases, lenders under existing revolving credit facilities have been unwilling or unable to meet their funding obligations, including one lender under Boardwalk Pipeline’s revolving credit facility. If additional lenders under Boardwalk Pipeline’s credit facility were to fail to fund their share of the credit facility, Boardwalk Pipeline’s borrowing capacity could be further reduced. Although the Company has indicated that it is willing to invest additional capital in Boardwalk Pipeline to finance its expansion projects to the extent the public markets remain unavailable on acceptable terms, we have not committed to any transaction at this time and any additional investment by us would be subject to review and approval by Boardwalk Pipeline’s independent Conflicts Committee. Due to these factors, Boardwalk Pipeline cannot be certain that new debt or equity financing will be available on acceptable terms or that Boardwalk Pipeline will be able to continue to access the full amount of the remaining commitments under its revolving credit facility in the future.

These circumstances have impacted Boardwalk Pipeline’s business, or may impact its business in a number of ways including but not limited to:

•
limiting the amount of capital available to Boardwalk Pipeline to fund new growth capital projects and acquisitions, which would limit Boardwalk Pipeline’s ability to grow its business, take advantage of business opportunities, respond to competitive pressures and increase distributions to its unitholders;

•	adversely affecting Boardwalk Pipeline’s ability to refinance outstanding indebtedness at maturity on favorable or fair terms or at all; and

•
weakening the financial strength of certain of Boardwalk Pipeline’s customers, increasing the credit risk associated with those customers and/or limiting their ability to grow which could affect their ability to pay for Boardwalk Pipeline’s services or prompt them to reduce throughput or contracted capacity on its pipelines.

Item 1A. Risk Factors

A portion of the expected maximum daily capacity of Boardwalk Pipeline’s pipeline expansion projects is contingent on receiving and maintaining authority from PHMSA to operate at higher operating pressures.

Boardwalk Pipeline’s ability to transport a portion of the expected maximum capacity on each of its expansion project pipelines is contingent on Boardwalk Pipeline’s receipt of authority to operate those pipelines at higher operating pressures under special permits issued by PHMSA. The ability to operate at higher operating pressures increases the transportation capacity of the pipelines. Boardwalk Pipeline has received both the special permit and the authority to operate from PHMSA for the East Texas Pipeline, which was completed in 2008. Boardwalk Pipeline has also received the special permits for its Southeast and Gulf Crossing pipeline expansions and Fayetteville and Greenville Laterals, but Boardwalk Pipeline has not received authority from PHMSA to operate under these permits. Absent such authority, Boardwalk Pipeline will not be able to transport all of the contracted for quantities of natural gas on these pipelines. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher operating pressures. To the extent PHMSA does not grant Boardwalk Pipeline authority to operate any of its expansion pipelines under a special permit or withdraws previously granted authority, Boardwalk Pipeline’s transportation capacity made available to the market and its transportation revenues would be reduced.

Boardwalk Pipeline has discovered anomalies in a small number of pipe segments on its East Texas Pipeline. As a result, and as a prudent operator, Boardwalk Pipeline has elected to reduce operating pressure on this pipeline to 20.0% below its previous operating level, which was below the pipeline’s maximum non-special permit operating pressure. Boardwalk Pipeline does not expect to return to normal operating pressure, or to operate at higher pressure under the special permit, until after Boardwalk Pipeline has completed its investigation and remediation measures, as appropriate, and PHMSA has concurred with Boardwalk Pipeline’s determination to increase operating pressure. Operating at lower pressure reduces the amount of gas that can flow through a pipeline and therefore will reduce Boardwalk Pipeline’s expected revenues and cash flow from the affected pipeline. In addition, Boardwalk Pipeline will incur costs to replace defective pipe segments on the East Texas Pipeline and expects to temporarily shut down this pipeline when performing the necessary remedial measures, up to and including replacing certain pipe segments. Boardwalk Pipeline cannot determine at this time the amount of costs it will incur or when it might raise the operating pressure on this pipeline. Boardwalk Pipeline has not completed testing all of its expansion pipelines and could find anomalies on other pipelines which could have similar impacts with respect to those pipelines. Boardwalk Pipeline will not receive authority from PHMSA to operate any of its expansion pipelines at higher pressures under special permits until it has fully tested and, as needed, remediated any anomalies on each such pipeline.

Boardwalk Pipeline is exposed to credit risk relating to nonperformance by its customers.

Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline’s exposure generally relates to receivables for services provided, future performance under firm agreements and volumes of gas owed by customers for imbalances or gas loaned by Boardwalk Pipeline to them under certain no-notice services and PAL services. If any of Boardwalk Pipeline’s significant customers have credit or financial problems which result in a delay or failure to pay for services provided by Boardwalk Pipeline, or contracted for with Boardwalk Pipeline, or to repay the gas they owe Boardwalk Pipeline, it could have a material adverse effect on Boardwalk Pipeline’s business. In addition, Boardwalk Pipeline’s FERC gas tariffs only allow Boardwalk Pipeline to require limited credit support in the event that Boardwalk Pipeline’s transportation customers are unable to pay for Boardwalk Pipeline’s services. As contracts expire, the failure of any of Boardwalk Pipeline’s customers could also result in the non-renewal of contracted capacity. Item 7A of this Report contains more information on credit risk arising from gas loaned to customers.

Upon completion of Boardwalk Pipeline’s expansion projects, Boardwalk Pipeline’s customer mix will have changed, leading to changes in credit risk.

Historically, the customers accounting for the majority of Boardwalk Pipeline’s throughput and revenues have been gas marketers and LDCs with investment grade ratings. After completion of Boardwalk Pipeline’s current expansion projects, producers of natural gas as a group will comprise a significantly larger portion of Boardwalk Pipeline’s throughput and revenues. Boardwalk Pipeline expects one producer to represent over 10.0% of its 2009 revenues. Historically producers have had lower credit ratings than LDCs and marketers. Therefore the expected change in Boardwalk Pipeline’s customer base could result in higher total credit risk. The loss of access to credit for any of Boardwalk Pipeline’s major customers, or a systemic loss of access to credit for any customer group in the aggregate,

Item 1A. Risk Factors

could reduce Boardwalk Pipeline’s receipt of payment for services rendered or otherwise reduce the level of services required by Boardwalk Pipeline’s customers.

Boardwalk Pipeline depends on certain key customers for a significant portion of its revenues. The loss of any of these key customers could result in a decline in its revenues.

Boardwalk Pipeline relies on a limited number of customers for a significant portion of its revenues. Boardwalk Pipeline may be unable to negotiate extensions or replacements of contracts and key customers on favorable terms. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on Boardwalk Pipeline’s business, unless Boardwalk Pipeline is able to contract for comparable volumes from other customers at favorable rates.

Significant changes in energy prices could affect supply and demand, reduce system throughput and adversely affect Boardwalk Pipeline’s revenues and available cash.

Due to the natural decline in traditional gas production connected to Boardwalk Pipeline’s system, Boardwalk Pipeline’s success depends on its ability to obtain access to new sources of natural gas, which is dependent on factors beyond its control, including the price level of natural gas. In general terms, the price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Boardwalk Pipeline’s control. These factors include:

•	worldwide economic conditions;

•	weather conditions, seasonal trends and hurricane disruptions;

•	the relationship between the available supplies and the demand for natural gas;

•	the availability of LNG;

•	the availability of adequate transportation capacity;

•	storage inventory levels;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of, and changes in, governmental regulation and taxation; and

•	the anticipated future prices of natural gas, LNG and other commodities.

Since the summer of 2008, the price level of natural gas has dropped substantially. It is difficult to predict future changes in gas prices, however the recent global economic slowdown would generally indicate a bias toward downward pressure on prices rather than an increase. Further downward movement in gas prices could negatively impact producers in nontraditional supply areas such as the Barnett Shale, the Bossier Sands, the Caney Woodford Shale and the Fayetteville Shale, including producers who have contracted for capacity on Boardwalk Pipeline’s expansion projects. Significant financial difficulties experienced by Boardwalk Pipeline’s producer customers could impact their ability to pay for services rendered or otherwise reduce their demand for Boardwalk Pipeline’s services.

High natural gas prices may result in a reduction in the demand for natural gas. A reduced level of demand for natural gas could reduce the utilization of capacity on Boardwalk Pipeline’s systems, reduce the demand for Boardwalk Pipeline’s services and could result in the non-renewal of contracted capacity as contracts expire.

Item 1A. Risk Factors

Boardwalk Pipeline’s natural gas transportation and storage operations are subject to FERC’s rate-making policies which could limit Boardwalk Pipeline’s ability to recover the full cost of operating its pipelines, including earning a reasonable return.

Boardwalk Pipeline is subject to extensive regulations relating to the rates Boardwalk Pipeline can charge for its transportation and storage operations. For the cost-based services Boardwalk Pipeline offers, FERC establishes both the maximum and minimum rates Boardwalk Pipeline can charge. The basic elements that FERC considers are the cost of providing the service, the volumes of gas being transported, how costs are allocated between services and the rate of return a pipeline is permitted to earn. While neither Gulf South nor Texas Gas has an obligation to file a rate case, Boardwalk Pipeline’s Gulf Crossing pipeline has an obligation to file either a rate case or a cost-and-revenue study within three years of being placed in service to justify its rates. Customers of Boardwalk Pipeline’s subsidiaries or FERC can challenge the existing rates on any of its pipelines. Such a challenge could adversely affect Boardwalk Pipeline’s ability to establish reasonable transportation rates, to charge rates that would cover future increases in Boardwalk Pipeline’s costs or even to continue to collect rates to maintain its current revenue levels that are designed to permit a reasonable opportunity to recover current costs and depreciation and earn a reasonable return. Additionally, FERC can propose changes or modifications to any of its existing rate-related policies.

If Boardwalk Pipeline’s subsidiaries were to file a rate case or if Boardwalk Pipeline had to defend its rates in a proceeding commenced by a customer or FERC, Boardwalk Pipeline would be required, among other things, to establish that the inclusion of an income tax allowance in Boardwalk Pipeline’s cost of service is just and reasonable. Under current FERC policy, since Boardwalk Pipeline is a limited partnership and does not pay U.S. federal income taxes, this would require Boardwalk Pipeline to show that its unitholders (or their ultimate owners) are subject to federal income taxation. To support such a showing Boardwalk Pipeline’s general partner may elect to require owners of Boardwalk Pipeline’s units to re-certify their status as being subject to U.S. federal income taxation on the income generated by Boardwalk Pipeline’s subsidiaries or Boardwalk Pipeline may attempt to provide other evidence. Boardwalk Pipeline can provide no assurance that the evidence it might provide to FERC will be sufficient to establish that Boardwalk Pipeline’s unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Boardwalk Pipeline’s jurisdictional pipelines. If Boardwalk Pipeline is unable to make such a showing, FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by Boardwalk Pipeline’s subsidiaries, which could result in a reduction of such maximum rates from current levels.

Boardwalk Pipeline may not be able to recover all of its costs through existing or future rates. An adverse determination in any future rate proceeding brought by or against any of Boardwalk Pipeline’s subsidiaries could have a material adverse effect on its business.

Capacity leaving Boardwalk Pipeline’s Lebanon, Ohio terminus is limited.

The northeastern terminus of Boardwalk Pipeline’s pipeline systems is in Lebanon, Ohio, where it connects with other interstate natural gas pipelines delivering gas to Northeast, Midwest and East Coast markets. Pipeline capacity into Lebanon is significantly greater than pipeline capacity leaving that point, creating a bottleneck for supply into areas of high demand. This situation may be compounded when the new Rockies Express pipeline reaches Lebanon later in 2009 while the remaining segments of that pipeline downstream of Lebanon are still under construction. As of December 31, 2008, approximately 55.0% of Boardwalk Pipeline’s long-term contracts with firm deliveries to Lebanon will expire or have the ability to terminate by the end of 2010. Supply volumes from the Rocky Mountains, Canada and LNG import terminals may compete with and displace volumes from the Gulf Coast and Mid-Continent in order to serve the Northeast, Midwest and East Coast markets.

Boardwalk Pipeline may not be able to maintain or replace expiring gas transportation and storage contracts at favorable rates.

Boardwalk Pipeline’s primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. As of December 31, 2008, approximately 17.0% of the contracts for firm transportation capacity on Boardwalk Pipeline’s systems, excluding agreements related to the expansion projects not yet in service, was due to expire on or before December 31, 2009. Upon expiration, Boardwalk Pipeline may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long term basis. A key determinant of

Item 1A. Risk Factors

the value that customers can realize from firm transportation on a pipeline and the price they are willing to pay for transportation is the price differential between physical locations, which can be affected by, among other things, the availability of supply, available capacity, storage inventories, weather and general market demand in the respective areas.

The extension or replacement of existing contracts depends on a number of factors beyond Boardwalk Pipeline’s control, including:

•	existing and new competition to deliver natural gas to Boardwalk Pipeline’s markets;

•	the growth in demand for natural gas in Boardwalk Pipeline’s markets;

•	whether the market will continue to support long term contracts;

•	the current price differentials, or market price spreads between two points on the Boardwalk Pipeline systems; and

•	the effects of state regulation on customer contracting practices.

If third party pipelines and other facilities connected to Boardwalk Pipeline’s pipelines and facilities become unavailable to transport natural gas, its revenues could be adversely affected.

Boardwalk Pipeline depends upon third party pipelines and other facilities that provide delivery options to and from its pipelines. For example, Boardwalk Pipeline is contractually committed to deliver approximately 1.8 Bcf per day to Transco Station 85. If this or any other significant pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facilities, lack of capacity or any other reason, Boardwalk Pipeline’s ability to continue shipping natural gas to end markets could be restricted, thereby reducing revenues.

Boardwalk Pipeline’s operations are subject to operational hazards and unforeseen interruptions for which Boardwalk Pipeline may not be adequately insured.

There are a variety of operating risks inherent in Boardwalk Pipeline’s natural gas transportation and storage operations, such as leaks, explosions and mechanical problems. Any of these or other similar occurrences could result in the disruption of Boardwalk Pipeline’s operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of Boardwalk Pipeline’s operations and substantial financial losses. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from some of these risks.

Boardwalk Pipeline currently possesses property, business interruption and general liability insurance, but proceeds from such insurance coverage may not be adequate for all liabilities or expenses incurred or revenues lost. Moreover, such insurance may not be available in the future at commercially reasonable costs and terms. Recent changes in the insurance markets have made it more difficult for Boardwalk Pipeline to obtain certain types of coverage. The insurance coverage Boardwalk Pipeline does obtain may contain large deductibles or fail to cover certain hazards or all potential losses.

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

Item 1A. Risk Factors

CNA.  CNA continues to face exposure to losses arising from terrorist acts, despite the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007. The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended, until December 31, 2014, the program established within the U.S. Department of Treasury by the Terrorism Risk Insurance Act of 2002. This program requires insurers to offer terrorism coverage and the federal government to share in insured losses arising from acts of terrorism. Given the unpredictability of the nature, targets, severity and frequency of potential terrorist acts, this program does not provide complete protection for future losses derived from acts of terrorism. Further, the laws of certain states restrict CNA’s ability to mitigate this residual exposure. For example, some states mandate property insurance coverage of damage from fire following a loss, thereby prohibiting CNA from excluding terrorism exposure. In addition, some states generally prohibit CNA from excluding terrorism exposure from its primary workers’ compensation policies. Consequently, there is substantial uncertainty as to CNA’s ability to contain its terrorism exposure effectively since CNA continues to issue forms of coverage, in particular, workers’ compensation, that are exposed to risk of loss from a terrorism act.

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

Diamond Offshore.  Diamond Offshore operates its offshore rig fleet in waters that can be severely impacted by hurricanes and other natural disasters, including the U.S. Gulf of Mexico. In September of 2008, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Tower, was damaged in Hurricane Ike, losing its derrick, drill floor and drill floor equipment. In late August 2005, one of Diamond Offshore’s jack-up drilling rigs, the Ocean Warwick, was seriously damaged during Hurricane Katrina and other rigs in Diamond’s fleet and its warehouse in New Iberia, Louisiana sustained lesser damage in Hurricanes Katrina or Rita, or in some cases both storms. In addition to damaging or destroying rig equipment, some or all of which may be covered by insurance, catastrophes of this kind result in additional operating expenses for Diamond Offshore, including the cost of reconnaissance aircraft, rig crew over-time and employee assistance, hurricane relief supplies, temporary housing and office space and the rental of mooring equipment and others which may not be covered by insurance.

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

Item 1A. Risk Factors

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

Item 1A. Risk Factors

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

Boardwalk Pipeline.  Boardwalk Pipeline’s natural gas transportation and storage operations are subject to extensive regulation by FERC and the DOT among other federal and state authorities. In addition to FERC rules and regulations related to the rates Boardwalk Pipeline can charge for its services, FERC’s regulatory authority extends to:

•	operating terms and conditions of service;

•	the types of services Boardwalk Pipeline may offer to its customers;

•	construction of new facilities;

•	creation, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with certain types of affiliated companies involved in the natural gas business.

FERC’s action in any of these areas or modifications of its current regulations can adversely impact Boardwalk Pipeline’s ability to compete for business, to construct new facilities, offer new services or to recover the full cost of operating its pipelines. This regulatory oversight can result in longer lead times to develop and complete an expansion project. The federal regulatory approval and compliance process could raise the costs of such projects to the point where they are no longer sufficiently timely or cost competitive when compared to competing projects that are not subject to the federal regulatory regime.

Under PHMSA regulations, Boardwalk Pipeline is required to develop and maintain integrity management programs to comprehensively evaluate certain areas along its pipelines and take additional measures to protect pipeline segments located in what the rule refers to as high consequence areas where a leak or rupture could potentially do the most harm.

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

Item 1A. Risk Factors

insurance companies and other entities for both distributors and customers. Insurers compete on the basis of factors including products, price, services, ratings and financial strength. CNA may lose business to competitors offering competitive insurance products at lower prices.

Diamond Offshore.  The offshore contract drilling industry is highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of Diamond Offshore’s competitors may have greater financial or other resources than Diamond Offshore. The drilling industry has experienced consolidation in recent years and may experience additional consolidation, which could create additional large competitors. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition is often the primary factor in determining which qualified contractor is awarded a job, although rig availability and location, a drilling contractor’s safety record and the quality and technical capability of service and equipment may also be considered. Mergers among oil and gas exploration and production companies have reduced the number of available customers as well as the contraction of the global economy, increasing competition.  Significant new rig construction and upgrades of existing drilling units could also intensify price competition. Diamond Offshore believes there are approximately 170 jack-up rigs and floaters  on order and scheduled for delivery between 2009 and 2012.  The resulting increase in rig supply could result in depressed rig utilization and greater price competition.

HighMount.  HighMount competes with other oil and gas companies in all aspects of its business, including acquisition of producing properties and leases and obtaining goods, services and labor, including drilling rigs and well completion services. HighMount also competes in the marketing of produced natural gas and NGLs. Some of HighMount’s competitors have substantially larger financial and other resources than HighMount. Factors that affect HighMount’s ability to acquire producing properties include available funds, available information about the property and standards established by HighMount for minimum projected return on investment. Competition for sales of natural gas and NGLs is also presented by alternative fuel sources, including heating oil, imported LNG and other fossil fuels.

Boardwalk Pipeline.  Boardwalk Pipeline competes primarily with other interstate and intrastate pipelines in the transportation and storage of natural gas. Competition is particularly strong in the Midwest and Gulf Coast states where Boardwalk Pipeline competes with numerous existing pipelines and will compete with several new pipeline projects that are under construction, such as the Rockies Express Pipeline and the Mid-Continent Express Pipeline. Boardwalk Pipeline also competes with other pipelines for contracts with producers that would support new growth projects. Natural gas also competes with other forms of energy available to Boardwalk Pipeline’s customers, including electricity, coal and fuel oils. The principal elements of competition among pipelines are availability of capacity, rates, terms of service, access to gas supplies, flexibility and reliability. The FERC’s policies promote competition in gas markets by increasing the number of gas transportation options available to Boardwalk Pipeline’s customer base. Increased competition could reduce the volumes of gas transported by Boardwalk Pipeline’s systems or, in instances where Boardwalk Pipeline does not have long term contracts with fixed rates, could force Boardwalk Pipeline to decrease its transportation or storage rates. Competition could intensify the negative impact of factors that could significantly decrease demand for natural gas in the markets served by Boardwalk Pipeline’s systems, such as a recession or adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Boardwalk Pipeline’s ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by competition.

The regulatory program that applies to interstate pipelines is different than the regulatory program that applies to many of Boardwalk Pipeline’s competitors that are not regulated interstate pipelines. This difference in regulatory oversight can result in longer lead times to develop and complete a project when it is regulated at the federal level. Boardwalk Pipeline competes against a number of intrastate pipelines which have significant regulatory advantages over Boardwalk Pipeline because of the absence of FERC regulation. In view of potential rate advantages and construction and service flexibility available to intrastate pipelines, Boardwalk Pipeline may lose customers and throughput to intrastate competitors.

We and our subsidiaries are subject to litigation.

We and our subsidiaries are subject to litigation in the normal course of business. Litigation is costly and time consuming to defend and could result in a material expense. Please read information on litigation included in the MD&A under Item 7 and Notes 9 and 21 of the Notes to Consolidated Financial Statements included under Item 8. Certain of the litigation risks faced by us and our subsidiaries are as follows:

Item 1A. Risk Factors

CNA.  CNA faces substantial risks of litigation and arbitration beyond ordinary course claims and A&E matters, which may contain assertions in excess of amounts covered by reserves that it has established. These matters may be difficult to assess or quantify and may seek recovery of very large or indeterminate amounts that include punitive or treble damages.

We and our subsidiaries are each dependent on a small number of key executives and other key personnel to operate our businesses successfully.

Our success and the success of our operating subsidiaries substantially depends upon each company’s ability to attract and retain high quality executives and other qualified employees. In many instances, there may be only a limited number of available qualified executives in the business lines in which we and our subsidiaries compete and the loss of one or more key employees or the inability to attract and retain other talented personnel could impede the successful implementation of our and our subsidiaries’ business strategies. Diamond Offshore and HighMount have experienced upward pressure on salaries and wages and increased competition for skilled workers as a result of the strong drilling and oil and gas markets in recent years. Diamond Offshore has also sustained the loss of experienced personnel to competitors and customers. In response to these market conditions, Diamond Offshore and HighMount have implemented retention programs, including increases in compensation.

Certain of our subsidiaries face significant risks related to compliance with environmental laws.

Certain of our subsidiaries have extensive obligations and/or financial exposure related to compliance with federal, state and local environmental laws. Laws and regulations protecting the environment have become increasingly stringent in recent years, and may in some cases impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of that person. These laws and regulations may expose us and our subsidiaries to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. For example:

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

Certain of our subsidiaries are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases, most notably carbon dioxide, may be linked to global climate change. Changing global weather patterns, particularly rising temperatures, have been associated with extreme weather events and could change longer-term natural catastrophe trends, including increasing the frequency and severity of hurricanes and other natural disasters which could increase future catastrophe losses at CNA and damage to property, disruption of business and higher operating costs at Diamond Offshore, Boardwalk Pipeline, HighMount and Loews Hotels.

Item 1A. Risk Factors

While there is currently no federal regulation of greenhouse gas emissions in the U.S., it is anticipated that federal legislation, likely consisting of a cap and trade system, governing the emission of greenhouse gases will be enacted in the U.S. in the near future. In addition, the U.S. Environmental Protection Agency may regulate certain carbon dioxide and other greenhouse gas emissions and some greenhouse gases may be regulated as “air pollutants” under the Clean Air Act. Numerous states have already announced or adopted plans to regulate the emission of greenhouse gases for some industry sectors. Compliance with future laws and regulations requiring adoption of greenhouse gas control programs or imposing restrictions on emissions of carbon dioxide could adversely affect the demand for and the cost to produce and transport oil and natural gas and could adversely affect the businesses of our energy subsidiaries.

The economic recession and ongoing financial and credit markets crisis have had and may continue to have a negative impact on the business and financial condition of us and our subsidiaries.

The recent financial and credit crisis has substantially reduced the availability of liquidity and credit available to businesses and consumers worldwide. The continued shortage of liquidity and credit, combined with substantial losses in equity and fixed income markets, has led to an economic recession in the United States and abroad. Such deterioration of the worldwide economy and credit and capital markets has and may continue to adversely affect the customers of our subsidiaries, including the ability of such customers to perform under contracts. The recession has also resulted in, and may result in further, reduced demand for certain of the products and services provided by our subsidiaries, including property casualty insurance, natural gas and gas transportation services, offshore drilling services and hotel rooms and related services. Such decline in demand could lead to lower revenues and earnings by our subsidiaries. We cannot predict if the actions being taken by the United States and other governments around the world to address this situation will be successful in reducing the severity or duration of this recession.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in approximately 113,000 square feet of leased office space in New York City. Information relating to our subsidiaries’ properties is contained under Item 1.

Item 3. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements included under Item 8.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

			First
			Became
Name	Position and Offices Held	Age	Officer

David B. Edelson	Senior Vice President	49	2005
Gary W. Garson	Senior Vice President, General Counsel and	62	1988
	Secretary
Herbert C. Hofmann	Senior Vice President	66	1979
Peter W. Keegan	Senior Vice President and Chief Financial Officer	64	1997
Arthur L. Rebell	Senior Vice President	68	1998
Andrew H. Tisch	Office of the President, Co-Chairman of the Board	59	1985
	and Chairman of the Executive Committee
James S. Tisch	Office of the President, President and	56	1981
	Chief Executive Officer
Jonathan M. Tisch	Office of the President and Co-Chairman of the Board	55	1987

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Loews common stock

Our common stock is listed on the New York Stock Exchange under the symbol “L.” The following table sets forth the reported high and low sales prices in each calendar quarter:

	2008		2007
	High	Low	High	Low

First Quarter	$51.33	$37.65	$46.32	$40.21
Second Quarter	51.51	39.89	53.46	45.47
Third Quarter	49.32	35.00	52.88	42.35
Fourth Quarter	39.17	19.39	51.10	44.18

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities

The following graph compares annual total return of our Common Stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500 Index”), our New Peer Group and our Old Peer Group for the five years ended December 31, 2008. The graph assumes that the value of the investment in our Common Stock, the S&P 500 Index, the Old Peer Group and the New Peer Group was $100 on December 31, 2003 and that all dividends were reinvested. We have historically constructed our peer group based on comparable products and services, revenue composition and size. However, in reevaluating our peer group this year, we have removed a total of seven peers for the following reasons:  three were tobacco companies that were removed as a result of the Separation of Lorillard, two were acquired and two were removed because they have going concern considerations. We have also added eight new peers in the energy sector in light of the evolving nature of our business. We believe these changes to the peer group provide a more meaningful comparison in terms of comparable products and services, revenue composition and size.

	2003	2004	2005	2006	2007	2008
Loews Corporation Stock	100.00	143.57	195.14	257.66	314.44	177.60
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Loews New Peer Group (a)	100.00	118.61	158.45	180.56	206.92	126.08
Loews Old Peer Group (b)	100.00	108.71	125.67	143.73	144.18	83.54

(a)
Our New Peer Group consists of the following companies that are industry competitors of our principal operating subsidiaries:  Ace Limited, W.R. Berkley Corporation, Cabot Oil & Gas Corporation, The Chubb Corporation, Energy Transfer Partners L.P., ENSCO International Incorporated, The Hartford Financial Services Group, Inc., Kinder Morgan Energy Partners, L.P., Noble Corporation, Range Resources Corp., Spectra Energy Corporation (included from December 14, 2006 when it began trading), Transocean, Ltd. and The Travelers Companies, Inc.

(b)
Our Old Peer Group consists of Ace Limited, Altria Group, Inc., American International Group, Inc., The Chubb Corporation, Cincinnati Financial Corporation, The Hartford Financial Services Group, Inc., Reynolds American Inc., Safeco Corporation (through September 22, 2008 as it was acquired by Liberty Mutual), The Travelers Companies, Inc., UST, Inc. and XL Capital Ltd.

Dividend Information

We have paid quarterly cash dividends on Loews common stock in each year since 1967. Regular dividends of $0.0625 per share of Loews Common Stock were paid in each calendar quarter of 2008 and 2007.

We paid quarterly cash dividends on the former Carolina Group stock until the Separation. Regular dividends of $0.455 per share of the former Carolina Group stock were paid in the first and second quarters of 2008 and in each calendar quarter of 2007.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2008 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Loews common stock:
Equity compensation plans approved by
security holders (a)	5,375,400	$ 30.836	4,236,697
Equity compensation plans not approved
by security holders (b)	N/A	N/A	N/A

(a)	Consists of the Loews Corporation 2000 Stock Option Plan.
(b)	We do not have equity compensation plans that have not been authorized by our stockholders.

Approximate Number of Equity Security Holders

We have approximately 1,490 holders of record of Loews common stock.

Common Stock Repurchases

We repurchased Loews common stock in 2008 as follows:

Period	Total number of shares purchased	Average price paid per share

January 1, 2008 – March 31, 2008	0	N/A
April 1, 2008 – June 30, 2008	0	N/A
July 1, 2008 – September 30, 2008	314,000	$ 38.85
October 1, 2008 – December 31, 2008	999,600	21.24

Note:
In June of 2008, we acquired 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of Lorillard common stock. Please read Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Loews Corporation
New York, NY

We have audited the internal control over financial reporting of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the change in method of accounting for defined benefit pension and postretirement plans in 2006.

DELOITTE & TOUCHE LLP

New York, NY
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Loews Corporation
New York, NY

We have audited the accompanying consolidated balance sheets of Loews Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 listed in the Index at Item 8. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Loews Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and postretirement plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, NY
February 24, 2009

Item 6. Selected Financial Data.

The following table presents selected financial data. The table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Year Ended December 31	2008	2007	2006	2005	2004
(In millions, except per share data)

Results of Operations:

Revenues	$13,247	$14,302	$13,844	$12,197	$11,674
Income before income tax and minority
interest	$587	$3,195	$3,104	$676	$769
Income (loss) from continuing operations	$(182)	$1,587	$1,676	$475	$582
Discontinued operations, net	4,712	902	815	737	634
Net income	$4,530	$2,489	$2,491	$1,212	$1,216

Income (loss) attributable to:
Loews common stock:
Income (loss) from continuing
operations	$(182)	$1,587	$1,676	$475	$582
Discontinued operations, net	4,501	369	399	486	450
Loews common stock	4,319	1,956	2,075	961	1,032
Former Carolina Group stock:
Discontinued operations, net	211	533	416	251	184
Net income	$4,530	$2,489	$2,491	$1,212	$1,216

Diluted Net Income (Loss) Per Share:

Loews common stock:
Income (loss) from continuing operations	$(0.38)	$2.96	$3.03	$0.85	$1.05
Discontinued operations, net	9.43	0.69	0.72	0.87	0.80
Net income	$9.05	$3.65	$3.75	$1.72	$1.85

Former Carolina Group stock:
Discontinued operations, net	$1.95	$4.91	$4.46	$3.62	$3.15

Financial Position:

Investments	$38,450	$46,669	$52,102	$43,612	$42,726
Total assets	69,857	76,115	76,881	70,906	73,720
Debt	8,258	7,258	5,572	5,207	6,990
Shareholders’ equity	13,126	17,591	16,502	13,092	11,970
Cash dividends per share:
Loews common stock	0.25	0.25	0.24	0.20	0.20
Former Carolina Group stock	0.91	1.82	1.82	1.82	1.82
Book value per share of Loews common
stock	30.17	32.40	30.14	23.64	21.85
Shares outstanding:
Loews common stock	435.09	529.68	544.20	557.54	556.75
Former Carolina Group stock	-	108.46	108.33	78.19	67.97

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 74% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

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

Consolidated Financial Results

Consolidated results from continuing operations for the year ended December 31, 2008 amounted to a loss of $182 million, or $0.38 per share, compared to income from continuing operations of $1,587 million, or $2.96 per share, in 2007. Results for the fourth quarter of 2008 amounted to a loss from continuing operations of $958 million, or $2.20 per share, compared to income from continuing operations of $295 million, or $0.56 per share, in the 2007 fourth quarter. The fourth quarter and full year of 2008 included the following:

•	Realized investment losses at CNA of $283 million for the fourth quarter of 2008 and $756 million for the full year 2008, after tax and minority interest.

•
A $440 million after tax non-cash impairment charge for the fourth quarter and full year 2008, related to the carrying value of HighMount’s natural gas and oil properties reflecting lower commodity prices at December 31, 2008.

•	A $314 million after tax non-cash goodwill impairment charge for the fourth quarter and full year 2008, related to HighMount.

•	Book value per common share of $30.17 at December 31, 2008 as compared to $32.40 at December 31, 2007.

Net income for 2008 amounted to $4.5 billion compared to $2.5 billion for 2007. Net income includes a tax-free non-cash gain of $4.3 billion related to the separation of Lorillard and an after tax gain of $75 million from the sale of Bulova Corporation, both reported as discontinued operations.

Net income and earnings (loss) per share information attributable to Loews common stock and our former Carolina Group stock is summarized in the table below.

Year Ended December 31	2008	2007
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) from continuing operations	$(182)	$1,587
Discontinued operations, net	4,501	369
Net income attributable to Loews common stock	4,319	1,956
Net income attributable to former Carolina Group stock –
Discontinued operations, net (a)	211	533
Consolidated net income	$4,530	$2,489

Net income per share:
Loews common stock
Income (loss) from continuing operations	$(0.38)	$2.96
Discontinued operations, net	9.43	0.69
Loews common stock	$9.05	$3.65
Former Carolina Group stock – Discontinued operations, net (a)	$1.95	$4.91

(a)	The Carolina Group and Carolina Group stock were eliminated as part of the separation of Lorillard.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Financial Results - (Continued)

Higher realized investment losses, lower investment income and increased catastrophe losses, primarily from hurricanes, at CNA contributed to the loss from continuing operations for 2008. Investment income at the holding company also included losses in 2008, as compared to gains in the prior year. The prolonged and severe disruptions in the debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions as well as the global economic downturn, resulted in significant realized and unrealized losses in CNA’s investment portfolio and declines in net investment income during 2008.

HighMount’s results also contributed to the loss from continuing operations and include a non-cash impairment charge of $691 million ($440 million after tax) related to the carrying value of natural gas and oil properties, and a non-cash charge related to the impairment of goodwill of $482 million ($314 million after tax). These charges reflect declines in commodity prices and negative reserve revisions in proved reserve quantities based on a decline in commodity prices. There were no comparable charges in 2007.

These declines were partially offset by significantly improved results at Diamond Offshore.

Separation of Lorillard

In June of 2008, we disposed of our entire ownership interest in our wholly owned subsidiary, Lorillard, Inc. (“Lorillard”), through the following two integrated transactions, collectively referred to as the “Separation”:

•
On June 10, 2008, we distributed 108,478,429 shares, or approximately 62%, of the outstanding common stock of Lorillard in exchange for and in redemption of all of the 108,478,429 outstanding shares of our former Carolina Group stock, in accordance with our Restated Certificate of Incorporation (the “Redemption”); and

•
On June 16, 2008, we distributed the remaining 65,445,000 shares, or approximately 38%, of the outstanding common stock of Lorillard in exchange for 93,492,857 shares of Loews common stock, reflecting an exchange ratio of 0.70 (the “Exchange Offer”).

As a result of the Separation, Lorillard is no longer a subsidiary of ours and we no longer own any interest in the outstanding stock of Lorillard. As of the completion of the Redemption, the former Carolina Group and former Carolina Group stock have been eliminated. In addition, at that time all outstanding stock options and stock appreciation rights (“SARs”) awarded under our former Carolina Group 2002 Stock Option Plan were assumed by Lorillard and converted into stock options and SARs which are exercisable for shares of Lorillard common stock.

The Loews common stock acquired by us in the Exchange Offer was recorded as a decrease in our Shareholders’ equity, reflecting the market value of the shares of Loews common stock delivered in the Exchange Offer. This decline was offset by a $4.3 billion gain to us from the Exchange Offer, which was reported as a gain on disposal of the discontinued business.

Our Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

Prior to the Redemption, we had a two class common stock structure:  Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were our 100% ownership of Lorillard, including all dividends paid by Lorillard to us, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% economic interest in the former Carolina Group.

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

Litigation

We and our subsidiaries are involved in various legal proceedings that have arisen during the ordinary course of business. We evaluate the facts and circumstances of each situation, and when management determines it necessary, a liability is estimated and recorded. Please read Note 21 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

Valuation of Investments and Impairment of Securities

Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity.

CNA’s investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an other-than-temporary impairment has occurred. CNA has an Impairment Committee, which reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an other-than-temporary impairment loss in the results of operations in the period in which the determination occurred. Further information on CNA’s process for evaluating impairments is included in Note 3 of the Notes to Consolidated Financial Statements included under Item 8.

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

In determining the discount rate assumption, we utilized current market information and liability information, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curves and indices evaluated in the selection of the discount rate are comprised of high quality corporate bonds that are rated AA by an accepted rating agency.

The Company recorded a benefit of $1 million in 2008 for the pension and other postretirement benefit plans. Based on current assumptions, the expected expense for the 2009 pension and other postretirement benefit plans is $64 million.

Further information on our pension and postretirement benefit obligations is included in Note 18 of the Notes to Consolidated Financial Statements included under Item 8.

Valuation of HighMount’s Proved Reserves

HighMount follows the full cost method of accounting for natural gas and oil exploration and production (“E&P”) activities prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized and subsequently depleted using the units-of-production method. The depletable base of costs includes estimated future costs to be incurred in developing proved natural gas and natural gas liquids (“NGLs”) reserves, as well as capitalized asset retirement costs, net of projected

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates - (Continued)

salvage values. Capitalized costs in the depletable base are subject to a ceiling test prescribed by the SEC. The test limits capitalized amounts to a ceiling - the present value of estimated future net revenues to be derived from the production of proved natural gas and NGL reserves, assuming period-end pricing adjusted for any cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. HighMount performs the ceiling test quarterly. At December 31, 2008, total capitalized costs exceeded the ceiling and HighMount recognized a non-cash impairment charge of $691 million ($440 million after tax) related to the carrying value of natural gas and oil properties, as discussed further in Note 8 of the Notes to Consolidated Financial Statements included under Item 8. In addition, gains or losses on the sale or other disposition of natural gas and NGL properties are not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

HighMount’s estimate of proved reserves requires a high degree of judgment and is dependent on factors such as historical data, engineering estimates of proved reserve quantities, estimates of the amount and timing of future expenditures to develop the proved reserves, and estimates of future production from the proved reserves. HighMount’s estimated proved reserves as of December 31, 2008 and 2007, are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s proved reserve estimates in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Given the volatility of natural gas and NGL prices, it is possible that HighMount’s estimate of discounted future net cash flows from proved natural gas and NGL reserves that is used to calculate the ceiling could materially change in the near term.

The process to estimate reserves is imprecise, and estimates are subject to revision. If there is a significant variance in any of HighMount’s estimates or assumptions in the future and revisions to the value of HighMount’s proved reserves are necessary, related depletion expense and the calculation of the ceiling test would be affected and recognition of natural gas and NGL property impairments could occur. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Goodwill

Management must apply judgment in determining the estimated fair value of its reporting units’ goodwill for purposes of performing impairment tests. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples. Goodwill is required to be evaluated on an annual basis and whenever, in management’s judgment, there is a significant change in circumstances that would be considered a triggering event.

Income Taxes

We account for taxes under the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Any resulting future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations.  In addition, the ability to record deferred tax assets in the future could be limited resulting in a higher effective tax rate in that future period.

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

The Life & Group Non-Core segment primarily includes the results of the life and group lines of business that have either been sold or placed in run-off. CNA continues to service its existing individual long term care commitments, payout of its annuity business and its pension deposit business. CNA also manages a block of group reinsurance and life settlement contracts. These businesses are being managed as a run-off operation. CNA’s group long term care business, while considered non-core, continues to be actively marketed. During 2008, CNA exited the indexed group annuity portion of its pension deposit business.

Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business primarily in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlement of A&E claims.

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

CNA’s experience has been that establishing reserves for casualty coverages relating to asbestos and environmental pollution (“A&E”) claim and claim adjustment expenses are subject to uncertainties that are greater than those presented by other claims. Estimating the ultimate cost of both reported and unreported A&E claims are subject to a higher degree of variability due to a number of additional factors, including among others:

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

Traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment reserves for A&E, particularly in an environment of emerging or potential claims and coverage issues that arise from industry practices and legal, judicial and social conditions. Therefore, these traditional actuarial methods and techniques are necessarily supplemented with additional estimation techniques and methodologies, many of which involve significant judgments that are required of management. For A&E, CNA regularly monitors its exposures, including reviews of loss activity, regulatory developments and court rulings. In addition, CNA performs a comprehensive ground up analysis on its exposures annually. CNA’s actuaries, in conjunction with their specialized claim unit, use various modeling techniques to estimate its overall exposure to known accounts. CNA uses this information and additional modeling techniques to develop loss distributions and claim reporting patterns to determine reserves for accounts that will report A&E exposure in the future. Estimating the average claim size requires analysis of the impact of large losses and claim cost trend based on changes in the cost of repairing or replacing property, changes in the cost of legal fees, judicial decisions, legislative changes and other factors. Due to the inherent uncertainties in estimating reserves for A&E claim and claim adjustment expenses and the degree of variability due to, among other things, the factors described above, CNA may be required to record material changes in its claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge. See the A&E Reserves section of this MD&A and Note 9 of the Notes to Consolidated Financial Statements included under Item 8 for additional information relating to A&E claims and reserves.

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

The detailed analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. CNA’s actuaries determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the product being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

Most of CNA’s business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. CNA’s long-tail exposures include commercial automobile liability, workers’ compensation, general liability, medical malpractice, other professional liability coverages, assumed reinsurance run-off and products liability. Short-tail exposures include property, commercial automobile physical damage, marine and warranty. Each of CNA’s property/casualty segments, Standard Lines, Specialty Lines and Other Insurance contain both long-tail and short-tail exposures.

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

CNA’s recorded reserves reflect its best estimate as of a particular point in time based upon known facts, current law and its judgment. The carried reserve may differ from the actuarial point estimate as the result of CNA’s consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors impacting claims costs that may not be quantifiable through traditional actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.

Currently, CNA’s reserves are slightly higher than the actuarial point estimate. CNA does not establish a specific provision for uncertainty. For Standard Lines, the difference between CNA’s reserves and the actuarial point estimate is primarily due to the three most recent accident years because the claim data from these accident years is very immature. For Specialty Lines, the difference between CNA’s reserves and the actuarial point estimate is spread more broadly across accident years reflecting the volatility of claim outcomes. CNA believes it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. For Other Insurance, the carried reserve is slightly higher than the actuarial point estimate. For A&E exposures, CNA believes it is prudent, based on the history of developments in this area and the volatility associated with the reserves, to be above the point estimate until the ultimate outcome of the issues associated with these exposures is clearer.

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

CNA’s recorded reserves are management’s best estimate. In order to provide an indication of the variability associated with CNA’s net reserves, the following discussion provides a sensitivity analysis that shows the approximate estimated impact of variations in the most significant factor affecting CNA’s reserve estimates for particular types of business. These significant factors are the ones that could most likely materially impact the reserves. This discussion covers the major types of business for which CNA believes a material deviation to its reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

indicated by the discussion. In addition, there can be no assurance that other factors and assumptions will not have a material impact on CNA’s reserves.

Within Standard Lines, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are workers’ compensation and general liability.

For Standard Lines workers’ compensation, since many years will pass from the time the business is written until all claim payments have been made, claim cost inflation on claim payments is the most significant factor affecting workers’ compensation reserve estimates. Workers’ compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers’ compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would increase by approximately $500 million. If estimated workers’ compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, CNA estimates that its net reserves would decrease by approximately $450 million. CNA’s net reserves for Standard Lines workers’ compensation were approximately $4.8 billion at December 31, 2008.

For Standard Lines general liability, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors all impact the pattern selected in this method. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for general liability increases by 12.0%, CNA estimates that its net reserves would increase by approximately $250 million. If the estimated incurred development factor for general liability decreases by 10.0%, CNA estimates that its net reserves would decrease by approximately $200 million. CNA’s net reserves for Standard Lines general liability were approximately $3.3 billion at December 31, 2008.

Within Specialty Lines, CNA believes a material deviation to its net reserves is reasonably possible for professional liability and related business in the U.S. Specialty Lines group. This business includes professional liability coverages provided to various professional firms, including architects, realtors, small and mid-sized accounting firms, law firms and technology firms. This business also includes D&O, employment practices, fiduciary and fidelity coverages as well as insurance products serving the healthcare delivery system. The most significant factor affecting reserve estimates for this business is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislation and other factors. Underwriting and claim handling decisions such as the classes of business written and individual claim settlement decisions can also impact claim severity. If the estimated claim severity increases by 9.0%, CNA estimates that the net reserves would increase by approximately $400 million. If the estimated claim severity decreases by 3.0%, CNA estimates that net reserves would decrease by approximately $150 million. CNA’s net reserves for this business were approximately $4.8 billion at December 31, 2008.

Within Other Insurance, the two types of business for which CNA believes a material deviation to its net reserves is reasonably possible are CNA Re and A&E.

For CNA Re, the predominant method used for estimating reserves is the incurred development method. Changes in the cost to repair or replace property, the cost of medical care, the cost of wage replacement, the rate at which ceding companies report claims, judicial decisions, legislation and other factors all impact the incurred development pattern for CNA Re. The pattern selected results in the incurred development factor that estimates future changes in case incurred loss. If the estimated incurred development factor for CNA Re increases by 24.0%, CNA estimates that its net reserves for CNA Re would increase by approximately $125 million. If the estimated incurred development factor for CNA Re decreases by 18.0%, CNA estimates that its net reserves would decrease by approximately $100 million. CNA’s net reserves for CNA Re were approximately $0.7 billion at December 31, 2008.

For A&E, the most significant factor affecting reserve estimates is overall account size trend. Overall account size trend for A&E reflects the combined impact of economic trends (inflation), changes in the types of defendants involved, the expected mix of asbestos disease types, judicial decisions, legislation and other factors. If the estimated overall account size trend for A&E increases by 400 basis points, CNA estimates that its A&E net reserves would increase by approximately $250 million. If the estimated overall account size trend for A&E decreases by 400 basis points, CNA estimates that its A&E net reserves would decrease by approximately $150 million. CNA’s net reserves for A&E were approximately $1.5 billion at December 31, 2008.

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

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, CNA reviews its reserve estimates on a regular basis and makes adjustments in the period that the need for such adjustments is determined. These reviews have resulted in CNA’s identification of information and trends that have caused CNA to increase its reserves in prior periods and could lead to the identification of a need for additional material increases in claim and claim adjustment expense reserves, which could materially adversely affect our results of operations and equity, CNA’s business and insurer financial strength and debt ratings. See the Ratings section of this MD&A for further information regarding CNA’s financial strength and debt ratings.

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

CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income the after tax and minority interest effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting principles. In evaluating the results of CNA’s Standard Lines and Specialty Lines segments, CNA management utilizes the loss ratio, the expense ratio, the dividend ratio and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development within this MD&A. These changes can be favorable or unfavorable. Net prior year development does not include the impact of related acquisition expenses. Further information on CNA’s reserves is provided in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Standard Lines

The following table summarizes the results of operations for Standard Lines:

Year Ended December 31	2008	2007	2006
(In millions, except %)

Net written premiums	$3,054	$3,267	$3,598
Net earned premiums	3,065	3,379	3,557
Net investment income	506	878	840
Net operating income	200	536	405
Net realized investment gains (losses)	(285)	(87)	41
Net income (loss)	(85)	449	446

Ratios:
Loss and loss adjustment expense	75.4%	67.4%	72.5%
Expense	31.6	32.5	31.6
Dividend		0.2	0.5
Combined	107.0%	100.1%	104.6%

2008 Compared with 2007

Net written premiums for Standard Lines decreased $213 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production, as compared with 2007, across both of CNA’s Business and Commercial Insurance groups. The competitive market conditions may put ongoing pressure on premium and income levels, and the expense ratio. This unfavorable impact was partially offset by decreased ceded premiums. Net earned premiums decreased $314 million in 2008 as compared with 2007, consistent with the decreased net written premiums.

Standard Lines averaged rate decreases of 5.0% for 2008, as compared to decreases of 4.0% for 2007 for the contracts that renewed during those periods. Retention rates of 82.0% and 78.0% were achieved for those contracts that were available for renewal in each period.

Net results decreased $534 million in 2008 as compared with 2007. This decrease was attributable to decreased net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $336 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income and higher catastrophe impacts. The catastrophe impacts were $204 million after tax and minority interest in 2008, which included a $6 million after tax and minority interest catastrophe-related insurance assessment, as compared to catastrophe losses of $43 million after tax and minority interest in 2007.

In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Income.

The combined ratio increased 6.9 points in 2008 as compared with 2007. The loss ratio increased 8.0 points primarily due to increased catastrophe losses. Catastrophes losses related to 2008 events had an adverse impact of 11.1 points on the loss ratio in 2008 compared with an adverse impact of 2.2 points in 2007.

The expense ratio decreased 0.9 points in 2008 as compared with 2007 primarily related to changes in the assessment rates imposed by certain states for insurance-related assessments. The dividend ratio decreased 0.2 points in 2008 as compared with 2007 due to increased favorable dividend development in the workers’ compensation line of business.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Favorable net prior year development of $18 million was recorded in 2008, including $34 million of favorable claim and allocated claim adjustment expense reserve development and $16 million of unfavorable premium development. Excluding the impact of the $90 million of unfavorable net prior year reserve development discussed above, which had no net impact on the 2008 results of operations, favorable net prior year development was $108 million. Favorable net prior year development of $123 million, including $104 million of favorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded in 2007. Further information on Standard Lines Net Prior Year Development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Standard Lines:

December 31	2008	2007
(In millions)

Gross Case Reserves	$6,158	$5,988
Gross IBNR Reserves	5,890	6,060

Total Gross Carried Claim and Claim Adjustment Expense Reserves	$12,048	$12,048

Net Case Reserves	$4,995	$4,750
Net IBNR Reserves	4,875	5,170

Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,870	$9,920

2007 Compared with 2006

Net written premiums for Standard Lines decreased $331 million in 2007 as compared with 2006, primarily due to decreased production. The decreased production reflected CNA’s disciplined participation in the competitive market. Net earned premiums decreased $178 million in 2007 as compared with 2006, consistent with the decreased premiums written.

Standard Lines averaged rate decreases of 4.0% for 2007, as compared to flat rates for 2006 for the contracts that renewed during those periods. Retention rates of 78.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

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

Specialty Lines

The following table summarizes the results of operations for Specialty Lines:

Year Ended December 31	2008	2007	2006
(In millions, except %)

Net written premiums	$3,435	$3,506	$3,431
Net earned premiums	3,477	3,484	3,411
Net investment income	451	621	554
Net operating income	433	550	573
Net realized investment gains (losses)	(167)	(47)	23
Net income	266	503	596

Ratios:
Loss and loss adjustment expense	61.9%	62.8%	60.4%
Expense	27.8	26.7	27.4
Dividend	0.4	0.2	0.1
Combined	90.1%	89.7%	87.9%

2008 Compared with 2007

Net written premiums for Specialty Lines decreased $71 million in 2008 as compared with 2007. Premiums written in 2008 were unfavorably impacted by competitive market conditions resulting in decreased production as compared with 2007, primarily in U.S. Specialty Lines. These competitive market conditions may put ongoing pressure on premium and income levels, and the expense ratio. The unfavorable impact in premiums written was partially offset by decreased ceded premiums primarily due to decreased use of reinsurance. Net earned premiums decreased $7 million as compared with the same period in 2007, consistent with the decrease in net written premiums.

Specialty Lines averaged rate decreases of 3.0% for 2008 and 2007 for the contracts that renewed during those periods. Retention rates of 84.0% and 83.0% were achieved for those contracts that were up for renewal in each period.

Net income decreased $237 million in 2008 as compared with 2007. This decrease was primarily attributable to lower net operating income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net operating income decreased $117 million in 2008 as compared with 2007. This decrease was primarily driven by significantly lower net investment income, decreased current accident year underwriting results and increased foreign currency transaction losses. These unfavorable results were partially offset by increased favorable net prior year development.

The combined ratio increased 0.4 points in 2008 as compared with 2007. The loss ratio improved 0.9 points, primarily due to increased favorable net prior year development in 2008 as compared to 2007. This was partially offset by higher current accident year loss ratios recorded primarily in CNA’s errors and omissions (“E&O”) and directors and officers (“D&O”) coverages for financial institutions due to the current financial markets credit crisis.

The expense ratio increased 1.1 points in 2008 as compared with 2007. The increase primarily related to increased underwriting expenses and reduced ceding commissions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Favorable net prior year development of $184 million was recorded in 2008, including $164 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development. Favorable net prior year development of $36 million was recorded in 2007, including $25 million of favorable claim and allocated claim adjustment expense reserve development and $11 million of favorable premium development. Further information on Specialty Lines Net Prior Year Development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty Lines:

December 31	2008	2007
(In millions)

Gross Case Reserves	$2,719	$2,585
Gross IBNR Reserves	5,563	5,818
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,282	$8,403

Net Case Reserves	$2,149	$2,090
Net IBNR Reserves	4,694	4,527
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,843	$6,617

2007 Compared with 2006

Net written premiums for Specialty Lines increased $75 million in 2007 as compared with 2006. Premiums written were unfavorably impacted by decreased production as compared with the same period in 2006. The decreased production reflected CNA’s disciplined participation in a competitive market. This unfavorable impact was more than offset by decreased ceded premiums. The U.S. Specialty Lines reinsurance structure was primarily quota share reinsurance through April 2007. CNA elected not to renew this coverage upon its expiration. With CNA’s diversification in the previously reinsured lines of business and its management of the gross limits on the business written, CNA did not believe the cost of renewing the program was commensurate with its projected benefit. Net earned premiums increased $73 million as compared with the same period in 2006, consistent with the increased net premiums written.

Specialty Lines averaged rate decreases of 3.0% for 2007, as compared to decreases of 1.0% for 2006 for the contracts that renewed during those periods. Retention rates of 83.0% and 85.0% were achieved for those contracts that were up for renewal in each period.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

Year Ended December 31	2008	2007	2006
(In millions)

Net earned premiums	$612	$618	$641
Net investment income	484	622	698
Net operating loss	(97)	(141)	(13)
Net realized investment losses	(212)	(33)	(30)
Net loss	(309)	(174)	(43)

2008 Compared with 2007

Net earned premiums for Life & Group Non-Core decreased $6 million in 2008 as compared with 2007. Net earned premiums relate primarily to the group and individual long term care businesses.

Net loss increased $135 million in 2008 as compared with 2007. The increase in net loss was primarily due to increased net realized investment losses and adverse investment performance on a portion of CNA’s pension deposit business. Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and a minimum rate of interest, for which CNA recorded a pretax liability of $68 million in Policyholders’ funds during 2008 due to the performance of the related assets supporting the business. The net loss in 2007 included an after tax and minority interest loss of $96 million related to the settlement of the IGI Contingency, as discussed below. The decreased net investment income included a decline of trading portfolio results of $140 million, which was substantially offset by a corresponding decrease in the policyholders’ fund reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

The indexed group annuity portion of CNA’s pension deposit business had a net loss of $20 million and $12 million for 2008 and 2007. The related assets were $720 million and related liabilities were $688 million at December 31, 2007. During 2008, CNA settled these liabilities with policyholders with no material impact to results of operations.

2007 Compared with 2006

Net earned premiums for Life & Group Non-Core decreased $23 million in 2007 as compared with 2006.

Net loss increased $131 million in 2007 as compared with 2006. The increase in net loss was primarily due to the after tax and minority interest loss of $96 million related to the settlement of the IGI Contingency. The IGI Contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. CNA reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax. The decreased net investment income included a decline of net investment income in the trading portfolio of $82 million, a significant portion of which was offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supports CNA’s pension deposit business, which experienced a decline in net results of $29 million in 2007 compared to 2006. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Year Ended December 31	2008	2007	2006
(In millions)

Net investment income	$178	$312	$320
Revenues	30	299	361
Net operating income (loss)	(48)	5	14
Net realized investment gains (losses)	(92)	(13)	29
Net income (loss)	(140)	(8)	43

2008 Compared with 2007

Revenues decreased $269 million in 2008 as compared with 2007. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $132 million in 2008 as compared with 2007. The decrease was primarily due to decreased revenues as discussed above and expenses associated with a legal contingency. These unfavorable impacts were partially offset by a $27 million release from the allowance for uncollectible reinsurance receivables arising from a change in estimate. In addition, the 2007 results included current accident year losses related to certain mass torts.

Unfavorable net prior year development of $122 million was recorded during 2008, including $123 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development. Unfavorable net prior year development of $86 million was recorded in 2007, including $91 million of unfavorable claim and allocated claim adjustment expense reserve development and $5 million of favorable premium development. Further information on Other Insurance’s net prior year development for 2008 and 2007 is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for the Other Insurance segment:

December 31	2008	2007
(In millions)

Gross Case Reserves	$1,823	$2,159
Gross IBNR Reserves	2,578	2,951
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,401	$5,110

Net Case Reserves	$1,126	$1,328
Net IBNR Reserves	1,561	1,787
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,687	$3,115

2007 Compared with 2006

Revenues decreased $62 million in 2007 as compared with 2006. Revenues were unfavorably impacted by decreased net realized investment results. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

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

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to asbestos and environmental pollution claims.

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

Due to the inherent uncertainties in estimating claim and claim adjustment expense reserves for A&E and due to the significant uncertainties described above related to A&E claims, CNA’s ultimate liability for these cases, both individually and in aggregate, may exceed the recorded reserves. Any such potential additional liability, or any range of potential additional amounts, cannot be reasonably estimated currently, but could be material to our results of operations or equity and CNA’s business, insurer financial strength and debt ratings. Due to, among other things, the factors described above, it may be necessary for CNA to record material changes in its A&E claim and claim adjustment expense reserves in the future, should new information become available or other developments emerge.

CNA has annually performed ground up reviews of all open A&E claims to evaluate the adequacy of its A&E reserves. In performing its comprehensive ground up analysis, CNA considers input from its professionals with direct responsibility for the claims, inside and outside counsel with responsibility for its representation and its actuarial staff. These professionals consider, among many factors, the policyholders’ present and predicted future exposures, including such factors as claims volume, trial conditions, prior settlement history, settlement demands and defense costs; the impact of asbestos defendant bankruptcies on the policyholder; facts or allegations regarding the policies CNA issued or are alleged to have issued, including such factors as aggregate or per occurrence limits, whether the policy is primary, umbrella or excess, and the existence of policyholder retentions and/or deductibles; the policyholders’ allegations; the existence of other insurance; and reinsurance arrangements.

Further information on A&E claim and claim adjustment expense reserves and net prior year development is included in Note 9 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

December 31	2008		2007
	Asbestos	Environmental Pollution	Asbestos	Environmental Pollution
(In millions)

Gross reserves	$2,112	$392	$2,352	$367
Ceded reserves	(910)	(130)	(1,030)	(125)
Net reserves	$1,202	$262	$1,322	$242

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

Despite the decrease in new claim filings in recent years, there are several factors, in CNA’s view, negatively impacting asbestos claim trends. Plaintiff attorneys who previously sued entities that are now bankrupt continue to seek other viable targets. As plaintiff attorneys named additional defendants to new and existing asbestos bodily injury lawsuits, CNA has experienced an increase in the total number of policyholders with current asbestos claims. Companies with few or no previous asbestos claims are becoming targets in asbestos litigation and, although they may have little or no liability, nevertheless must be defended. Additionally, plaintiff attorneys and trustees for future claimants are demanding that policy limits be paid lump-sum into the bankruptcy asbestos trusts prior to presentation of valid claims and medical proof of these claims. Various challenges to these practices have succeeded in litigation, and are continuing to be litigated. Plaintiff attorneys and trustees for future claimants are also attempting to devise claims payment procedures for bankruptcy trusts that would allow asbestos claims to be paid under lax standards for injury, exposure and causation. This also presents the potential for exhausting policy limits in an accelerated fashion. Challenges to these practices are being mounted, though the ultimate impact or success of these tactics remains uncertain.

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

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements with its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claims filings trends and severities.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

Approximately 81.0% and 81.2% of CNA’s total active asbestos accounts are classified as small accounts at December 31, 2008 and 2007.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

CNA carries unassigned IBNR reserves for asbestos. These  reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves:

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
December 31, 2008	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	18	$17	$133	11.1%
Wellington	3	1	11	0.9
Coverage in place	36	16	94	7.8
Total with settlement agreements	57	34	238	19.8

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19.4
Small asbestos accounts	1,009	32	91	7.6
Total other policyholders	1,245	94	325	27.0

Assumed reinsurance and pools		19	114	9.5
Unassigned IBNR			525	43.7
Total	1,302	$147	$1,202	100.0%

December 31, 2007

Policyholders with settlement agreements
Structured settlements	14	$29	$151	11.4%
Wellington	3	1	12	0.9
Coverage in place	34	38	100	7.6
Total with settlement agreements	51	68	263	19.9

Other policyholders with active accounts
Large asbestos accounts	233	45	237	17.9
Small asbestos accounts	1,005	15	93	7.0
Total other policyholders	1,238	60	330	24.9

Assumed reinsurance and pools		8	133	10.1
Unassigned IBNR			596	45.1
Total	1,289	$136	$1,322	100.0%

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

CNA has made resolution of large environmental pollution exposures a management priority. CNA resolved a number of its large environmental accounts by negotiating settlement agreements. In its settlements, CNA sought to resolve those exposures and obtain the broadest release language to avoid future claims from the same policyholders seeking coverage for sites or claims that had not emerged at the time CNA settled with its policyholder. While the terms of each settlement agreement vary, CNA sought to obtain broad environmental releases that include known and unknown sites, claims and policies. The broad scope of the release provisions contained in those settlement agreements should, in many cases, prevent future exposure from settled policyholders. It remains uncertain, however, whether a court interpreting the

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

language of the settlement agreements will adhere to the intent of the parties and uphold the broad scope of language of the agreements.

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 73.4% and 72.7% of CNA’s total active pollution accounts are classified as small accounts as of December 31, 2008 and 2007.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves:

December 31, 2008	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	16	$5	$9	3.4%
Coverage in place	16	3	13	5.0
Total with settlement agreements	32	8	22	8.4

Other policyholders with active accounts
Large pollution accounts	116	40	48	18.3
Small pollution accounts	320	11	41	15.7
Total other policyholders	436	51	89	34.0

Assumed reinsurance and pools		4	27	10.3
Unassigned IBNR			124	47.3
Total	468	$63	$262	100.0%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - CNA Financial - (Continued)

December 31, 2007	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	10	$9	$6	2.5%
Coverage in place	18	8	14	5.8
Total with settlement agreements	28	17	20	8.3

Other policyholders with active accounts
Large pollution accounts	112	17	53	21.9
Small pollution accounts	298	9	42	17.4
Total other policyholders	410	26	95	39.3

Assumed reinsurance and pools		1	31	12.7
Unassigned IBNR			96	39.7
Total	438	$44	$242	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The two most significant variables affecting revenues are dayrates for rigs and rig utilization rates, each of which is a function of rig supply and demand in the marketplace. Demand for drilling services is dependent upon the level of expenditures set by oil and gas companies for offshore exploration and development, as well as a variety of political and economic factors. The availability of rigs in a particular geographical region also affects both dayrates and utilization rates. These factors are not within Diamond Offshore’s control and are difficult to predict.

Demand affects the number of days the fleet is utilized and the dayrates earned. When a rig is idle, no dayrate is earned and revenues will decrease as a result. Revenues can also be affected as a result of the acquisition or disposal of rigs, required surveys and shipyard upgrades. In order to improve utilization or realize higher dayrates, Diamond Offshore may mobilize its rigs from one market to another. However, during periods of mobilization, revenues may be adversely affected. As a response to changes in demand, Diamond Offshore may withdraw a rig from the market by stacking it or may reactivate a rig stacked previously, which may decrease or increase revenues, respectively.

Diamond Offshore’s operating income is primarily affected by revenue factors, but is also a function of varying levels of operating expenses. Diamond Offshore’s contract drilling expenses represent all direct and indirect costs associated with the operation and maintenance of its drilling equipment. The principal components of Diamond Offshore’s contract drilling costs are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, freight, regulatory inspections, boat and helicopter rentals and insurance. Labor and repair and maintenance costs represent the most significant components of contract drilling expenses. In periods of high, sustained utilization, maintenance and repair costs may increase in order to maintain Diamond Offshore’s equipment in proper, working order. Costs to repair and maintain equipment fluctuate depending upon the type of activity the drilling unit is performing, as well as the age and condition of the equipment and the regions in which the rigs are working. In general, Diamond Offshore’s labor costs increase primarily due to higher salary levels, rig staffing requirements and costs associated with labor regulations in the geographic regions in which Diamond Offshore’s rigs operate. In recent years, Diamond Offshore has experienced upward pressure on salaries and wages as a result of the strong offshore drilling market during this period and increased competition for skilled workers. In response to these market conditions, Diamond Offshore has implemented retention programs, including increases in compensation.

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

The global economic recession significantly reduced energy demand in the fourth quarter of 2008 and into the first quarter of 2009. As a result, crude oil prices have fallen from a 2008 mid-summer high of $146 per barrel to as low as $34 per barrel in mid-February 2009, and remain volatile. With the falling energy prices, project economics for Diamond Offshore’s customers have deteriorated, 2009 exploration budgets have been trimmed, and demand and pricing for available drilling rigs is declining. Diamond Offshore’s contract backlog should help mitigate the impact of the current market; however, a prolonged decline in commodity prices and the global economy could have a negative impact on Diamond Offshore. Possible negative impacts, among others, could include customer credit problems, customers seeking bankruptcy protection, customers attempting to renegotiate or terminate contracts, a further slowing in the pace of new contracting activity, additional declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.

Five of Diamond Offshore’s rigs will require 5-year surveys during 2009, and Diamond Offshore expects that these rigs will be out of service for approximately 300 days in the aggregate. During 2009, Diamond Offshore also expects to spend an additional approximately 950 days for intermediate surveys, the mobilization of rigs, contract modifications for international contracts and extended maintenance projects. In addition, Diamond Offshore expects the Ocean Bounty to be taken out of service at some time subsequent to the first quarter of 2009 for a repowering project and minor water depth upgrade. Diamond Offshore expects these projects to take approximately one year to complete and to extend into 2010. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of February 5, 2009, October 23, 2008 (the date reported in Diamond Offshore’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) and February 7, 2008 (the date reported in Diamond Offshore’s Annual Report on Form 10-K for the year ended December 31, 2007) and for the 2008 periods includes both firm commitments (typically represented by signed contracts), as well as previously disclosed letters of intent (“LOIs”) where indicated. An LOI is subject to customary conditions, including the execution of a definitive agreement, and as such may not result in a binding contract. Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

	February 5, 2009	October 23, 2008 (b)	February 7, 2008 (b)
(In millions)

High specification floaters	$4,346	$4,720	$4,448
Intermediate semisubmersible rigs (a)	5,567	6,302	5,985
Jack-ups	346	428	421
Total	$10,259	$11,450	$10,854

(a)
Although still legally under contract through 2011, contract drilling backlog as of February 5, 2009 excludes future revenues associated with one of Diamond Offshore’s intermediate semisubmersible rigs located in the U.K. sector of the North Sea, which rig’s customer is currently in administration under U.K. law (administration is a U.K. insolvency proceeding similar to U.S. Chapter 11 bankruptcy reorganization but with an external manager, typically an accountant, running the company).

(b)	Contract drilling backlog as of October 23, 2008 and February 7, 2008, included $190 and $238 in contract drilling revenue relating to anticipated future work under LOIs.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of February 5, 2009.

Year Ended December 31	Total	2009	2010	2011	2012 - 2016
(In millions)

High specification floaters	$4,346	$1,507	$1,185	$822	$832
Intermediate semisubmersible rigs	5,567	1,747	1,340	953	1,527
Jack-ups	346	329	17
Total	$10,259	$3,583	$2,542	$1,775	$2,359

The following table reflects the percentage of rig days committed by year as of February 5, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts and LOIs, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2009 (a)	2010 (a)	2011	2012 - 2016

High specification floaters	96.0%	69.0%	42.0%	10.0%
Intermediate semisubmersible rigs	97.0	72.0	48.0	16.0
Jack-ups	51.0	4.0

(a)	Includes approximately 1,500 and 600 scheduled shipyard, survey and mobilization days for 2009 and 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the years ended December 31, 2008, 2007 and 2006 as presented in Note 25 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Contract drilling	$3,476	$2,506	$1,987
Net investment income	12	34	38
Investment gains (losses)	1	(1)
Other revenue	(2)	77	77
Total	3,487	2,616	2,102

Expenses:
Contract drilling	1,185	1,004	805
Other operating	448	355	313
Interest	10	19	24
Total	1,643	1,378	1,142

Income before tax and minority interest	1,844	1,238	960
Income tax expense	582	429	285
Minority interest	650	415	323
Net income	$612	$394	$352

2008 Compared with 2007

Revenues increased by $871 million, or 33.3%, and net income increased by $218 million, or 55.3%, in 2008, as compared to 2007. Continued high overall utilization and historically high dayrates for Diamond Offshore’s floater fleet contributed to an overall increase in net income. In many of the floater markets in which Diamond Offshore operates, average realized dayrates increased as Diamond Offshore’s rigs operated under contracts at higher dayrates than those earned during 2007. Diamond Offshore’s results for the year ended December 31, 2008 were impacted by $54 million in pretax losses on foreign currency forward exchange contracts ($37 million in net unrealized losses resulting from mark-to-market accounting on Diamond Offshore’s open positions at December 31, 2008 and $17 million in net realized losses on settlement), which is included in Other revenues.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $892 million in 2008, as compared to 2007. The increase primarily reflects increased dayrates of $767 million and increased utilization of $110 million, respectively.

Revenues from jack-up rigs increased $79 million in 2008, as compared to2007, due primarily to increased utilization of $96 million, partially offset by decreased dayrates of $20 million. Revenues were favorably impacted by an increase in the recognition of mobilization fees and other operating revenues, primarily for the Ocean Scepter, of $3 million in 2008.

Net income increased in 2008, as compared to 2007, due to the revenue increases as noted above, partially offset by increased contract drilling expenses. Overall cost increases for maintenance and repairs between the 2008 and 2007 periods reflect the impact of high, sustained utilization of Diamond Offshore’s drilling units across its fleet, additional survey and related maintenance costs, contract preparation and mobilization costs. Diamond Offshore’s results for 2008 also include normal operating costs for its newly constructed jack-up rigs, the Ocean Shield and Ocean Scepter, that began operating offshore Malaysia in the second quarter of 2008 and offshore Argentina during the third quarter of 2008, respectively. The increase in overall operating and overhead costs also reflects the impact of higher prices throughout the offshore drilling industry and its support businesses, including higher costs associated with hiring and retaining skilled personnel for Diamond Offshore’s worldwide offshore fleet. Results for 2008 were also adversely impacted by a $32

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Diamond Offshore - (Continued)

million provision for bad debt related to a North Sea semisubmersible rig contracted to a U.K. customer that has entered into administration.

Interest expense decreased $9 million in 2008, primarily due to the reduced interest expense and the absence of a $9 million write-off of debt issuance costs related to conversions of Diamond Offshore’s 1.5% debentures into common stock in 2007.

In connection with a non-recurring distribution of $850 million from a Diamond Offshore foreign subsidiary, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax, Diamond Offshore recognized $59 million of U.S. federal income tax expense in 2007.

2007 Compared with 2006

Revenues increased by $514 million, or 24.5%, and net income increased by $42 million, or 11.9%, in 2007, as compared to 2006.

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

Net income increased in 2007, as compared to 2006, due to the revenue increases as noted above and reduced interest expense, partially offset by increased contract drilling expenses and income tax expense as discussed above.

Interest expense decreased $5 million in 2007, as compared to 2006, primarily due to reduced debt related to conversions of Diamond Offshore’s 1.5% debentures into common stock. The decline in interest expense in 2007 was partially offset by a $9 million write-off of debt issuance costs related to the conversions.

In 2007, Diamond Offshore recognized $59 million of U.S. federal income tax expense in connection with a non-recurring distribution from a foreign subsidiary.

HighMount

HighMount Exploration & Production LLC (“HighMount”). HighMount is a wholly owned subsidiary.

HighMount commenced operations on July 31, 2007, when it acquired certain exploration and production assets, and assumed certain related obligations, from subsidiaries of Dominion Resources, Inc. Prior to the acquisition, natural gas forwards were entered into in order to manage the commodity price risk of the natural gas assets to be acquired. The mark-to-market adjustments related to these forwards have been reflected as investment gains in the following table. Concurrent with the closing of the acquisition, these forwards were designated as hedges and included in HighMount’s operating results or Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet.

We use the following terms throughout this discussion of HighMount’s results of operations, with “equivalent” volumes computed with oil and NGL quantities converted to Mcf, on an energy equivalent ratio of one barrel to six Mcf:

Bbl	-	Barrel (of oil or NGLs)
Bcf	-	Billion cubic feet (of natural gas)
Bcfe	-	Billion cubic feet of natural gas equivalent
Mbbl	-	Thousand barrels (of oil or NGLs)
Mcf	-	Thousand cubic feet (of natural gas)
Mcfe	-	Thousand cubic feet of natural gas equivalent
MMBtu	-	Million British thermal units

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - HighMount - (Continued)

HighMount’s revenues, profitability and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its natural gas and NGL production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which determines the pricing. In recent months, natural gas prices decreased significantly due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced commercial demand. The increase in the onshore natural gas production was due largely to increased production from “unconventional” sources of natural gas such as shale gas, coalbed methane, tight sandstones and methane hydrates, made possible in recent years by modern technology in creating extensive artificial fractures around well bores and advances in horizontal drilling technology. Other key factors contributing to the softness of natural gas prices likely included a lower level of industrial demand for natural gas, as a result of the ongoing economic downturn, and relatively low crude oil prices. Due to industry conditions, in February of 2009 HighMount elected to terminate contracts for five drilling rigs at its Permian Basin property in the Sonora, Texas area. The estimated fee payable to the rig contractor for exercising this early termination right will be approximately $23 million. In light of these developments, HighMount will reduce 2009 production volumes through decreased drilling activity. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. HighMount’s decision to increase its natural gas production is dependent upon HighMount’s ability to realize attractive returns on its capital investment program. Returns are affected by commodity prices, capital and operating costs.

HighMount’s operating income, which represents revenues less operating expenses, is primarily affected by revenue factors, but is also a function of varying levels of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. HighMount’s production expenses represent all costs incurred to operate and maintain wells and related equipment and facilities. The principal components of HighMount’s production expenses are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, materials, supplies and fuel. In general, during 2008 HighMount’s labor costs increased primarily due to higher salary levels and continued upward pressure on salaries and wages as a result of the increased competition for skilled workers. In response to these market conditions, in 2008 HighMount implemented retention programs, including increases in compensation. Production expenses during 2008 were also affected by increases in the cost of fuel, materials and supplies. The higher cost environment discussed above continued during all of 2008. During the fourth quarter of 2008 the price of natural gas declined significantly while operating expenses remained high. This environment of low commodity prices and high operating expenses continued until December of 2008 when HighMount began to see evidence of decreasing operating expenses and drilling costs. HighMount’s production and ad valorem taxes increase primarily when prices of natural gas and NGLs increase, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance, and revisions due to changing commodity prices.

Presented below are production and sales statistics related to HighMount’s operations:

Year Ended December 31	2008	2007 (a)

Gas production (Bcf)	78.9	34.0
Gas sales (Bcf)	72.5	31.4
Oil production/sales (Mbbls)	351.3	114.0
NGL production/sales (Mbbls)	3,507.4	1,512.9
Equivalent production (Bcfe)	102.0	43.8
Equivalent sales (Bcfe)	95.7	41.2

Average realized prices, without hedging results:
Gas (per Mcf)	$8.25	$5.95
NGL (per Bbl)	51.26	51.02
Oil (per Bbl)	95.26	83.37
Equivalent (per Mcfe)	8.48	6.65

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - HighMount - (Continued)

Year Ended December 31	2008	2007 (a)

Average realized prices, with hedging results:
Gas (per Mcf)	$7.71	$6.00
NGL (per Bbl)	47.73	46.41
Oil (per Bbl)	95.26	83.37
Equivalent (per Mcfe)	7.94	6.51

Average cost per Mcfe:
Production expenses	$1.04	$0.89
Production and ad valorem taxes	0.70	0.54
General and administrative expenses	0.69	0.58
Depletion expense	1.58	1.41

(a)	HighMount commenced operations on July 31, 2007.

The increase in the volumes produced and sold included in the table above, as well as HighMount’s revenues and expenses, is mainly attributable to the fact that the 2007 comparative periods presented herein represent five months of activity, compared to twelve months of activity in 2008.

The following table summarizes the results of operations for HighMount for the years ended December 31, 2008 and 2007 as presented in Note 25 of the Notes to Consolidated Financial Statements included under Item 8.

Year Ended December 31	2008	2007 (a)
(In millions)

Revenues:
Other revenue, primarily operating	$770	$274
Investment gains		32
Total	770	306

Expenses:
Impairment of natural gas and oil properties	691
Impairment of goodwill	482
Operating	411	150
Interest	76	32
Total	1,660	182

Income (loss) before income tax	(890)	124
Income tax (expense) benefit	315	(46)
Net income (loss)	$(575)	$78

(a)	HighMount commenced operations on July 31, 2007.

2008 Compared to 2007

HighMount’s revenues increased by $464 million to $770 million for the year ended December 31, 2008, compared to $306 million for 2007. HighMount commenced operations on July 31, 2007. This increase was primarily due to the increase in volumes sold of 54.5 Bcfe, which increased revenues by $362 million, as well as higher commodity prices in 2008 compared to 2007, which contributed another $176 million to the increase in revenues. The increase in revenue due to higher volumes and prices was offset by a decrease of $46 million due to the effect of HighMount’s hedging activities.

At December 31, 2008, HighMount recorded a non-cash ceiling test impairment charge of $691 million ($440 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices and negative revisions in HighMount’s proved reserve quantities during 2008. The negative revisions were primarily a result of lower commodity prices. Had the effects of HighMount’s cash flow hedges not been

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - HighMount - (Continued)

considered in calculating the ceiling limitation, the impairment would have been $873 million ($555 million after tax). Subsequent to December 31, 2008, prices for natural gas and NGLs have continued to decline. As of February 6, 2009, natural gas prices declined to $4.84 per MMBtu from $5.71 per MMBtu at December 31, 2008. If HighMount had calculated the ceiling test as of December 31, 2008 using the February 6, 2009 natural gas price, and holding all other assumptions constant, then HighMount would have incurred an additional after tax ceiling test impairment of approximately $375 million. If gas prices remain at current levels, a first quarter of 2009 ceiling test impairment is possible.

At December 31, 2007, HighMount had $1,061 million of goodwill recorded in conjunction with its acquisition of certain exploration and production assets from subsidiaries of Dominion Resources, Inc. HighMount typically performs its annual goodwill test for impairment each April 30th and no impairment was determined at April 30, 2008. During the second half of 2008, severe disruptions in the credit and capital markets, reductions in global economic activity and increased supplies of domestic natural gas from unconventional gas plays caused natural gas and NGL-related commodity prices to decrease sharply, resulting in, among other things, the ceiling test impairment discussed above. As a result, HighMount performed a goodwill impairment test as of December 31, 2008, determined that there was an impairment of goodwill and recorded a non-cash impairment charge of $482 million ($314 million after tax).

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Production expenses totaled $99 million, or $1.04 per Mcfe sold during 2008, compared to $37 million, or $0.89 per Mcfe sold in 2007. The increase in production expense of $62 million was primarily due to the increase in volumes sold totaling $49 million and $13 million primarily due to a higher cost environment.

Production and ad valorem taxes were $67 million and $22 million for 2008 and 2007, respectively. The increase of $45 million was due primarily to increased production taxes as a result of higher natural gas and NGL prices during 2008, increased production and appreciated property values. Production and ad valorem taxes were $0.70 per Mcfe in 2008 as compared to $0.54 per Mcfe in 2007. General and administrative expenses, which consist primarily of compensation related costs, increased by $44 million to $68 million during 2008, compared to $24 million during 2007, primarily due to the fact that the 2007 comparative period represents five months of activity, compared to twelve months of activity in 2008. General and administrative expense increased on a per Mcfe basis from $0.58 in 2007 to $0.69 in 2008 primarily due to increased headcount and compensation related expenses.

DD&A expenses increased by $110 million to $177 million for 2008 as compared to $67 million for 2007. DD&A expenses included depletion of natural gas and NGL properties of $162 million and $62 million for 2008 and 2007. Depletion expense increased by $100 million in 2008, compared to 2007, due primarily to an $82 million increase from higher production volumes and $18 million due to higher depletion expense per Mcfe. HighMount’s depletion rate per Mcfe increased by $0.17 per Mcfe to $1.58 per Mcfe in 2008, compared to $1.41 per Mcfe in 2007. The increase on a per unit basis was primarily due to higher capital costs throughout 2008 and higher projected future development costs, reflecting higher costs particularly for steel and diesel fuel, and other economic conditions. This environment of high capital cost and high projected future development cost continued until December of 2008, when HighMount began to see evidence of decreasing capital cost and projected future development cost.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline Partners, LP is a 74% owned subsidiary.

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

Under firm transportation agreements, customers generally pay a fixed “capacity reservation” fee to reserve pipeline capacity at certain receipt and delivery points, plus a commodity and fuel charge paid on the volume of gas actually transported. Firm storage customers reserve a specific amount of storage capacity and generally pay a capacity reservation charge based on the amount of capacity being reserved plus an injection and/or withdrawal fee. Capacity

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

reservation revenues derived from a firm service contract are generally consistent during the contract term, but can be higher in winter periods, especially related to no-notice service agreements.

Interruptible transportation and storage service is typically short term in nature. Customers pay for interruptible services when capacity is available and used.

Boardwalk Pipeline’s parking and lending (“PAL”) service is an interruptible service offered to customers providing them the ability to park (inject) or borrow (withdraw) gas into or out of Boardwalk Pipeline’s pipeline systems at a specific location for a specific period of time. Customers pay for PAL service in advance or on a monthly basis depending on the terms of the agreement.

A significant portion of Boardwalk Pipeline’s operating revenues is derived from reservation charges under multi-year firm contracts, therefore the risk of revenue fluctuations due to near-term changes in natural gas supply and demand conditions, competition and price volatility is significantly mitigated. For the year ended December 31, 2008, 66.0% of Boardwalk Pipeline’s operating revenues were associated with reservation charges under firm contracts which do not vary based on capacity utilization. Excluding contracts associated with Boardwalk Pipeline’s expansion projects currently under construction, the weighted average contract life of its contracts is approximately 4.1 years. Regardless of these factors, Boardwalk Pipeline’s business can be impacted by shifts in supply and demand dynamics, the mix of services requested by customers and by competition and regulatory requirements, particularly when accompanied by downturns or sluggishness in the economy, especially over a longer term.

Boardwalk Pipeline’s business is affected by trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on its pipeline system, which affects its transportation revenues, and spreads in natural gas prices across time (for example summer to winter), which primarily affects its PAL and storage revenues. High natural gas prices in recent years have helped to drive increased production levels in producing locations such as the Bossier Sands and Barnett Shale gas producing regions in east Texas, which have resulted in widened basis differentials on Boardwalk Pipeline’s systems and have benefited Boardwalk Pipeline’s transportation revenues. The high natural gas prices have also driven increased production in regions such as the Fayetteville Shale in Arkansas and the Caney Woodford Shale in Oklahoma, which, together with the higher production levels in east Texas, have formed the basis for several pipeline expansion projects, including those constructed and being undertaken by Boardwalk Pipeline.

The price for natural gas has declined since its peak in the late summer of 2008, although average prices continue to remain at elevated levels from those seen historically. Many of Boardwalk Pipeline’s customers have been negatively impacted by these recent declines in natural gas prices as well as current conditions in the capital markets, which factors have caused several of Boardwalk Pipeline’s producer customers to announce plans to decrease drilling levels and, in some cases, to consider shutting in natural gas production from some producing wells, which could adversely affect the volumes of natural gas Boardwalk Pipeline transports. While the majority of Boardwalk Pipeline’s revenue is derived from capacity reservation charges that are not impacted by the volume of natural gas transported; a significant portion of Boardwalk Pipeline’s revenue, approximately 34.0% in 2008, is derived from charges based on actual volumes transported under firm and interruptible services. As a result, lower volumes of natural gas transported would result in lower revenues from natural gas transportation operations. Based on the significant level of revenue Boardwalk Pipeline receives from reservation capacity charges under long term contracts and Boardwalk Pipeline’s review of the recent announcements of drilling plans by its customers, Boardwalk Pipeline does not expect the current level of natural gas prices to have a significant adverse effect on its operating results. However, Boardwalk Pipeline cannot give assurances that this will be the case, or that commodity prices will not decline further, which could result in a further reduction in drilling activities by Boardwalk Pipeline’s customers.

In addition, wide spreads in natural gas prices between time periods, such as winter to summer, impact Boardwalk Pipeline’s PAL and interruptible storage revenues. These period to period price spreads, which were favorable for Boardwalk Pipeline’s PAL and interruptible storage services during 2006 and early 2007, decreased substantially in 2007 and continued decreasing into 2008, which resulted in reduced PAL and interruptible storage revenues for those periods. Boardwalk Pipeline cannot predict future time period spreads or basis differentials.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

Reduction of Operating Pressures on Expansion Pipelines; Applications for Special Permits from the Pipelines and Hazardous Materials Safety Administration (“PHMSA”)

As discussed elsewhere in this Report, Boardwalk Pipeline has discovered anomalies in a small number of pipe segments on its East Texas to Mississippi segment of its Gulf South pipeline system (the “East Texas Pipeline”). As a result, and as a prudent operator, Boardwalk Pipeline has elected to reduce operating pressure on that pipeline to 20.0% below its previous operating level, which was below the pipeline’s maximum non-special permit operating pressure. Operating at lower pressure reduces the amount of gas that can flow through a pipeline and therefore will reduce expected revenues and cash flow. Boardwalk Pipeline does not expect to return to normal operating pressure, or to operate at higher pressure under the special permit discussed below, until after it has completed its investigation and remediation measures, as appropriate, and PHMSA has concurred with Boardwalk Pipeline’s determination to increase pressure. Boardwalk Pipeline will also incur costs to replace defective pipe segments on the East Texas Pipeline, some of which may be reimbursable from vendors, and expects to temporarily shut down that pipeline when performing the necessary remedial measures, up to and including replacing certain pipe segments. Boardwalk Pipeline will work with PHMSA to return the East Texas Pipeline to its previous status under the special permit after Boardwalk Pipeline has completed its investigation and remediation. Boardwalk Pipeline cannot determine at this time the amount of costs it will incur or when it may raise operating pressure. Boardwalk Pipeline has not completed testing on all of its expansion pipelines and could find anomalies on other pipelines which could have similar impacts with respect to those pipelines.

Boardwalk Pipeline’s ability to transport a portion of the expected maximum capacity on each of its expansion project pipelines is contingent upon Boardwalk Pipeline’s receipt of authority to operate these pipelines at higher operating pressures under special permits issued by PHMSA. Boardwalk Pipeline has received authority to operate the East Texas Pipeline under a special permit and has received the special permits for the Southeast and Gulf Crossing pipeline expansions and Fayetteville and Greenville Laterals, but Boardwalk Pipeline has not received authority to operate under these permits. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate any of Boardwalk Pipeline’s pipelines at higher operating pressures. Absent such authority, Boardwalk Pipeline will not be able to transport all of the contracted for quantities of natural gas on these pipelines and its transportation revenues, results of operations and cash flows would be reduced.

See Item 1A, Risk Factors – Boardwalk Pipeline Partners, LP – A portion of the expected maximum daily capacity of Boardwalk Pipeline’s pipeline expansion projects is contingent on receiving and maintaining authority from PHMSA to operate at higher operating pressures.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the years ended December 31, 2008, 2007 and 2006 as presented in Note 25 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Other revenue, primarily operating	$845	$650	$614
Net investment income	3	21	4
Total	848	671	618

Expenses:
Operating	498	381	358
Interest	58	61	62
Total	556	442	420

Income before income tax and minority interest	292	229	198
Income tax expense	79	68	65
Minority interest	88	55	30
Net income	$125	$106	$103

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Boardwalk Pipeline - (Continued)

2008 Compared with 2007

Total revenues increased $177 million to $848 million in 2008, compared to $671 million for 2007. Gas transportation revenues, excluding fuel, increased $112 million, primarily from Boardwalk Pipeline’s expansion projects and higher no-notice transportation service and interruptible services on its existing assets. Fuel revenues increased $44 million due to expansion-related throughput and higher natural gas prices. Gas storage revenues increased $12 million related to an increase in storage capacity associated with Boardwalk Pipeline’s western Kentucky storage expansion project. These increases were partially offset by lower PAL revenues of $27 million due to unfavorable natural gas price spreads. Other revenues for 2008 include a $17 million gain on the disposition of coal reserves and an $11 million gain from the settlement of a contract claim. Other revenues were favorably impacted by a $12 million increase in gains on the sale of gas related to Boardwalk Pipeline’s western Kentucky storage expansion project.

Net income increased $19 million to $125 million in 2008, compared to $106 million in 2007, primarily due to the increased revenues discussed above, partially offset by a $117 million increase in operating expenses. The primary drivers were increased depreciation and other taxes, primarily comprised of property taxes, of $59 million associated with an increase in Boardwalk Pipeline’s asset base due to expansion and increased fuel costs of $50 million from providing service on Boardwalk Pipeline’s expansion projects and higher natural gas prices. The 2007 net income was unfavorably impacted by a $15 million impairment charge related to Boardwalk Pipeline’s Magnolia storage facility.

2007 Compared with 2006

Total revenues increased by $53 million to $671 million for 2007, compared to $618 million for 2006. Operating revenues increased primarily due to a $23 million increase in transportation fees due to higher firm transportation rates, including $9 million from new contracts associated with the Carthage, Texas to Keatchie, Louisiana pipeline expansion and a $12 million increase in fuel revenues due to increase retained volumes from higher system utilization, including amounts associated with pipeline expansion. Operating revenues also include a $22 million favorable variance from a gain on the sale of gas associated with the western Kentucky storage expansion project. Net investment income increased $17 million as a result of higher levels of invested cash.

Net income increased slightly in 2007, as compared to 2006, primarily due to the increased revenues discussed above, partially offset by a $23 million increase in operating expenses and a $25 million increase in minority interest expense. Operating expenses in 2007 include a $7 million increase in fuel costs mainly due to increased gas usage and a $6 million increase in depreciation and amortization primarily due to growth in operations. Operating expenses also include a $4 million charge related to the cost of terminating an agreement with a construction contractor on the Southeast expansion project. In addition, net income decreased due to a $15 million loss due to impairment of Boardwalk Pipeline’s Magnolia storage facility, and a $9 million charge related to pipeline in the South Timbalier Bay area offshore Louisiana. The increase in minority interest expense is primarily due to the sale of Boardwalk Pipeline common units in the fourth quarter of 2006 and the first and fourth quarters of 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the years ended December 31, 2008, 2007 and 2006 as presented in Note 25 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Other revenue, primarily operating	$379	$382	$370
Net investment income	1	2	1
Total	380	384	371

Expenses:
Operating	307	313	311
Interest	11	11	12
Total	318	324	323

Income before income tax	62	60	48
Income tax expense	22	24	19
Net income	$40	$36	$29

2008 Compared with 2007

Revenues decreased by $4 million or 1.0%, and net income increased by $4 million or 11.1%, in 2008 as compared to 2007.

Revenues decreased in 2008, as compared to 2007, due to a decrease in revenue per available room to $183.01, compared to $185.81 in 2007, reflecting a 2.1% decrease in occupancy rates partially offset by improvements in average room rates of $3.35, or 1.4%.

Net income in 2008 increased primarily due to an $11 million pretax gain related to an adjustment in the carrying value of a joint venture investment, partially offset by increased operating expenses.

In light of the economic downturn, exacerbated by significant negative publicity surrounding conventions and other corporate group events typically held at hotels, luxury hotel bookings for 2009 are significantly reduced from levels seen in recent years. As a result, we expect revenue per available room and operating results at Loews Hotels to decrease significantly in the near-term.

Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

2007 Compared with 2006

Revenues increased by $13 million or 3.5%, and net income increased by $7 million or 24.1%, respectively in 2007, as compared to 2006.

Revenues and net income increased in 2007, as compared to 2006, due to an increase in revenue per available room to $185.81, compared to $169.81 in 2006, reflecting improvements in average room rates of $19.94, or 8.8%, and a 0.4% increase in occupancy rates, partially offset by the classification of joint venture equity income as a component of operating expenses in 2007, as compared to revenues in 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other

Corporate operations consist primarily of investment income and investment gains (losses) at the Parent Company, corporate interest expenses and other corporate administrative costs. Discontinued operations include the results of operations of Lorillard through June of 2008 and the sale of Bulova in January of 2008 and the related gains on the disposals of these businesses.

The following table summarizes the results of operations for Corporate and Other for the years ended December 31, 2008, 2007 and 2006 as presented in Note 25 of the Notes to Consolidated Financial Statements included under Item 8:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Net investment income (loss)	$(54)	$295	$351
Investment gains	2	144	10
Other	16	2	10
Total	(36)	441	371

Expenses:
Operating	79	76	65
Interest	56	55	75
Total	135	131	140

Income (loss) before income tax	(171)	310	231
Income tax (expense) benefit	55	(107)	(81)
Income (loss) from continuing operations	(116)	203	150
Discontinued operations, net:
Results of operations	341	907	841
Gain on disposal	4,362
Net income	$4,587	$1,110	$991

2008 Compared with 2007

Revenues decreased by $477 million and net income increased by $3,477 million in 2008 as compared to 2007.

Revenues decreased in 2008 as compared to 2007, due primarily to decreased net investment income of $349 million and reduced investment gains. Net investment income declined due to losses recorded in the trading portfolio in 2008, as compared to gains in 2007. Results in 2008 also reflect reduced invested cash balances due to the parent company’s equity investments in its CNA and Boardwalk Pipeline subsidiaries in 2008, the HighMount acquisition in 2007 and lower yields. Investment gains for 2007 included a $143 million pretax gain ($93 million after tax) related to the issuance of Diamond Offshore common stock from the conversion of $456 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock.

In 2008, the Company completed the sale of Bulova Corporation and disposed of its entire ownership interest in Lorillard, Inc. The results of operations and gains on disposal of these businesses are presented as discontinued operations. Discontinued operations for the year ended December 31, 2008 includes a $4,287 million gain on the Separation of Lorillard and a $75 million gain on the sale of Bulova.

Loss from continuing operations was $116 million in 2008, compared to income from continuing operations of $203 million in 2007. The lower results were primarily due to the reduction in revenues discussed above.

2007 Compared with 2006

Revenues increased $70 million and net income increased by $119 million in 2007, as compared to 2006, due to increased investment gains of $134 million, partially offset by reduced investment income of $56 million. Investment

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Corporate and Other - (Continued)

gains for 2007 include a $143 million gain ($93 million after tax) due to the conversion of $456 million principal amount of Diamond Offshore’s 1.5% debentures into Diamond Offshore common stock. The decrease in investment income is due to a lower invested asset balance (reflecting the $2.4 billion use of cash to partially fund the HighMount acquisition) and reduced performance of the Company’s trading portfolio.

Net income increased in 2007 due to the increase in revenues, and also benefited from lower corporate interest expenses due to the maturity of $300 million principal amount of 6.8% notes in December of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

As a result of the significant realized and unrealized losses in CNA’s investment portfolio and declines in CNA’s net investment income during 2008 as discussed in the Investments section of this MD&A, CNA took several actions during the fourth quarter to strengthen its capital position and to ensure its operating insurance subsidiaries had sufficient statutory surplus, including the following:

•	In October 2008, CNA suspended its quarterly dividend payment to common stockholders.

•	In November 2008, CNA issued, and Loews purchased, 12,500 shares of CNA’s non-voting cumulative preferred stock (“2008 Senior Preferred”) for $1.25 billion.

•
CNA used the majority of the proceeds from the 2008 Senior Preferred to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (“CCC”), through the purchase of a $1.0 billion surplus note of CCC.

•	In November 2008, CNA borrowed $250 million on an existing credit facility and used $200 million of the proceeds to retire senior notes that matured in December 2008.

•	In December 2008, CNA contributed $500 million of cash and short term investments from CNA’s holding company to CCC.

•
CNA requested and received approval for a statutory permitted practice related to the recognition of deferred tax assets which increased statutory surplus of CCC by approximately $700 million as of December 31, 2008. The permitted practice will remain in effect for the first, second and third quarter 2009 reporting periods.

Further information on the 2008 Senior Preferred, CCC surplus note and the statutory permitted practice is included in Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For 2008, net cash provided by operating activities was $1,558 million as compared to $1,239 million in 2007. Cash provided by operating activities was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA, decreased tax payments and decreased loss payments. Policyholders’ fund withdrawals are reflected as financing cash flows. Cash provided by operating activities was unfavorably impacted by decreased premium collections and decreased investment income receipts.

For 2007, net cash provided by operating activities was $1,239 million as compared to $2,250 million in 2006. Cash provided by operating activities was unfavorably impacted by decreased net sales of trading securities to fund policyholder withdrawals of investment contract products issued by CNA. Cash provided by operating activities was also unfavorably impacted by decreased premium collections, increased tax payments, and increased loss payments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - CNA Financial - (Continued)

Net cash used for investing activities was $1,908 million, $1,082 million and $1,646 million for 2008, 2007 and 2006. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management. In 2007, net cash flows provided by investing activities-discontinued operations included $65 million of cash proceeds related to the sale of the United Kingdom discontinued operations business.

Net cash provided by financing activities was $347 million in 2008. In 2007 and 2006, net cash used for financing activities was $185 million and $605 million. Net cash flow provided by financing activities in 2008 was primarily related to the issuance of the 2008 Senior Preferred stock to Loews, as discussed above, partially offset by policyholders’ fund withdrawals and dividend payments. Additionally, in January 2008, CNA repaid its $150 million 6.45% senior note at maturity. In November 2008, CNA drew down $250 million on a credit facility established in 2007 and used $200 million of the proceeds to retire its 6.60% Senior Notes that were due December 15, 2008.

Dividends

CNA declared and paid dividends of $0.45 and $0.35 per share of its common stock in 2008 and 2007. No dividends were paid in 2006. In October 2008, CNA suspended its quarterly dividend payment on its common stock.

Share Repurchases

CNA’s Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, CNA’s outstanding common stock, as CNA’s management deems appropriate. In the first quarter of 2008, CNA repurchased a total of 2,649,621 shares at an average price of $26.53 (including commission) per share. In accordance with the terms of the 2008 Senior Preferred, common stock repurchases are prohibited. No shares of common stock were purchased during the years ended December 31, 2007 or 2006.

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

•
CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. A downgrade below CNA’s current ratings levels would also result in additional collateral requirements for derivative contracts for which CNA is in a liability position at any given point in time. As of December 31, 2008, the total potential collateralization requirements amounted to approximately $85 million.

•
As of December 31, 2008, CNA’s holding company held short term investments of $539 million. CNA’s holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from its subsidiaries. As discussed further in Note 16 of the Notes to Consolidated Financial Statements included under Item 8, the payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, CNA believes that it has sufficient liquidity to fund its preferred stock dividend and debt service payments in 2009.

CNA has an effective shelf registration statement under which it may issue $2.0 billion of debt or equity securities.

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

The table below reflects the various group ratings issued by A.M. Best Company (“A.M. Best”), Moody’s Investors Service (“Moody”) and Standard & Poor’s (“S&P”) for the property and casualty and life companies. The table also includes the ratings for CNA’s senior debt and the Continental Corporation (“Continental”) senior debt.

	Insurance Financial Strength Ratings		Debt Ratings
	Property & Casualty	Life	CNA	Continental
	CCC		Senior	Senior
	Group	CAC	Debt	Debt
A.M. Best	A	A-	bbb	Not rated
Moody’s	A3	Not rated	Baa3	Baa3
S&P	A-	Not rated	BBB-	BBB-

The following rating agency actions were taken by these rating agencies with respect to CNA from January 1, 2008 through February 23, 2009:

•	On January 27, 2009, S&P withdrew CAC’s insurance financial strength rating of BBB+ at CNA’s request.

•	On February 9, 2009, Moody's affirmed CNA’s ratings and revised the outlook from stable to negative.

•	On February 13, 2009, A.M. Best affirmed CNA’s ratings and revised the outlook from stable to negative.

In January 2009, CNA exercised its early termination right under its contract with Fitch Ratings.  As a result, CNA no longer retains Fitch Ratings to issue insurance financial strength ratings for the CCC Group or debt ratings for CNA and Continental.

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

As discussed in the Liquidity section above, additional collateralization may be required for certain settlement agreements and assumed reinsurance contracts, as well as derivative contracts, if CNA’s ratings or other specific criteria fall below certain thresholds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $737 million at December 31, 2008 compared to $640 million at December 31, 2007. In 2008, Diamond Offshore paid cash dividends totaling $852 million, consisting of special cash dividends of $783 million and regular quarterly cash dividends of $69 million. In February of 2009, Diamond Offshore declared a special dividend of $1.875 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the current global financial and credit crisis. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may be uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude Diamond Offshore from doing business with potential customers and could have an impact on its existing customers, causing them to fail to meet their obligations to Diamond Offshore.

Cash provided by operating activities was $1,620 million in 2008, compared to $1,208 million in 2007. The increase in cash flows from operations in 2008 is primarily the result of higher average dayrates earned by Diamond Offshore’s rigs as a result of high worldwide demand for offshore contract drilling services through 2008 compared to 2007. The favorable contribution to cash flows was partially offset by lower utilization of Diamond Offshore’s offshore drilling units due to planned downtime for modifications to its rigs to meet customer requirements and regulatory surveys, as well as the ready-stacking of rigs within Diamond Offshore’s Gulf of Mexico jack-up fleet between wells.

Diamond Offshore conducts a portion of its operations in the local currency of the country where it operates. When possible, Diamond Offshore attempts to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to its estimated operating costs payable in local currency with the balance of the contract payable in U.S. dollars. At present, however, only a limited number of its contracts are payable both in U.S. dollars and the local currency.

To the extent that Diamond Offshore is not able to cover its local currency operating costs with customer payments in the local currency, Diamond Offshore also utilizes foreign exchange forward contracts to reduce its currency exchange risk. Diamond Offshore’s forward currency exchange contracts may obligate it to exchange predetermined amounts of specified foreign currencies at specified foreign exchange rates on specific dates or to net settle the spread between the contracted foreign currency exchange rate and the spot rate on the contract settlement date, which for certain contracts is the average spot rate for the contract period. Diamond Offshore’s results for the year ended December 31, 2008 were impacted by $54 million of losses on foreign currency forward exchange contracts, primarily from mark-to-market accounting, which is included in Other revenues.

During 2008, construction of Diamond Offshore’s two high-performance, premium jack-up rigs, the Ocean Scepter and the Ocean Shield, was completed at an aggregate construction cost of approximately $324 million. Both rigs began operating under contract during 2008. The upgrade of the Ocean Monarch was completed late in the fourth quarter of 2008 for an aggregate cost of approximately $310 million. The Ocean Monarch arrived in the Gulf of Mexico in late January of 2009, and Diamond Offshore is making final preparations for a four-year term contract, which it expects to commence late in the first quarter of 2009. During 2008, Diamond Offshore spent $182 million on construction and upgrade projects.

In 2008, Diamond Offshore spent approximately $485 million on its continuing rig capital maintenance program (other than rig upgrades and new construction), including $125 million towards modification of certain of its rigs to meet contractual requirements. Diamond Offshore estimates that capital expenditures in 2009 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long term international contracts and other corporate requirements will be approximately $400 million. In addition, Diamond Offshore expects to spend an additional $70 million in 2009 in connection with a repowering project and water depth upgrade for the Ocean Bounty. Diamond Offshore expects to finance its 2009 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Diamond Offshore - (Continued)

In December of 2008, Diamond Offshore entered into an agreement to sell the Ocean Tower at a price in excess of its $32 million carrying value. The agreement prohibits competitive use of the rig, which is expected to be deployed by the purchaser as an accommodation unit. Diamond Offshore does not expect the sale of the Ocean Tower to have a material impact on its financial position, results of operations, or its ability to compete in the jack-up market. Diamond Offshore expects to complete the sale in the first quarter of 2009.

As of December 31, 2008, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $58 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Cash required to meet Diamond Offshore’s capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating Diamond Offshore’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that its operating cash flows and cash reserves will be sufficient to fund its ongoing operations and capital projects for the next twelve months; however, Diamond Offshore will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

For physical damage due to named windstorms in the U.S. Gulf of Mexico, Diamond Offshore’s insurance deductible is $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss) with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2009 is limited to $125 million. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations and cash flows.

HighMount

Net cash flows provided by operating activities were $487 million in 2008, compared to $146 million in 2007. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending. Cash used for investing activities in 2008 was $528 million and consisted primarily of additions to HighMount’s natural gas and oil properties. HighMount spent $370 million and $166 million on capital expenditures for its drilling program in 2008 and 2007, respectively. During 2008, HighMount experienced a higher capital cost environment attributable to increased costs for casing, tubing and diesel fuel.

At December 31, 2008, $115 million was outstanding under HighMount’s $400 million revolving credit facility. In addition, $9 million in letters of credit were issued, which reduced the available capacity under the facility to $276 million. A financial institution which has a $30 million funding commitment under the revolving credit facility has not funded its portion of HighMount’s borrowing requests since September of 2008. All other lenders met their revolving commitments on the HighMount’s borrowings. If the financial institution fails to fund future commitments under the revolving credit facility and is not replaced by another lender, the available capacity under the facility would be reduced to $255 million from $276 million.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At December 31, 2008, HighMount was in compliance with all of its debt covenants under the credit agreement and anticipates remaining in compliance in the future.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boardwalk Pipeline

At December 31, 2008 and 2007, cash and investments amounted to $315 million and $317 million. Funds from operations for the year ended December 31, 2008 amounted to $350 million, compared to $282 million in 2007. In 2008 and 2007, Boardwalk Pipeline’s capital expenditures were $2.7 billion and $1.2 billion, respectively.

Expansion Capital Expenditures

Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings. Boardwalk Pipeline expects the total cost of these projects to be as follows:

	Total Estimated Cost (a)	Cash Invested through December 31, 2008
(In millions)

Southeast Expansion	$775	$707
Gulf Crossing Project	1,800	1,404
Fayetteville and Greenville Laterals	1,290	684
Total	$3,865	$2,795

(a)
Boardwalk Pipeline’s cost estimates are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

Based upon current cost estimates, Boardwalk Pipeline expects to incur expansion project capital expenditures of approximately $1.0 billion in 2009 and 2010 to complete its pipeline expansion projects. The majority of the expenditures are expected to occur during the first half of 2009, with the remaining costs, associated with the construction of additional compression facilities for the Gulf Crossing project and the Fayetteville and Greenville Laterals, to be incurred in the latter half of 2009 and into 2010.

Boardwalk Pipeline is also engaged in the western Kentucky storage expansion project. The cost of this project is expected to be approximately $88 million. Through December 31, 2008, Boardwalk Pipeline has spent $48 million related to this project.

The cost and timing estimates for these projects are subject to a variety of other risks and uncertainties, including obtaining regulatory approvals, adverse weather conditions, delays in obtaining key materials, shortages of qualified labor and escalating costs of labor and materials. As the announced expansion projects move toward completion, the risks and uncertainties associated with the expansion projects are decreasing. However, certain risks remain, primarily involving river crossings and receipt of regulatory authority to operate the pipelines at higher operating pressures.

Boardwalk Pipeline has financed its expansion capital costs through the issuance of equity and debt, borrowings under its revolving credit facility and available operating cash flow in excess of operating needs. Boardwalk Pipeline anticipates it will need to finance an additional $500 million to complete its expansion projects. In October of 2008, the Company’s Board of Directors approved a commitment to provide the capital, to the extent that external funds are not available to Boardwalk Pipeline on acceptable terms, to complete the expansion projects. Item 1A, “Risk Factors – Boardwalk Pipeline is undertaking large, complex expansion projects which involve significant risks that may adversely affect its business,” contains more information regarding the risks associated with Boardwalk Pipeline’s expansion projects and the related financing. Item 1, “Business – Boardwalk Pipeline Partners, LP – Expansion Projects,” contains more information regarding Boardwalk Pipeline’s expansion projects.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Boardwalk Pipeline - (Continued)

In 2008, Boardwalk Pipeline received net cash proceeds of approximately $1.7 billion from the following debt and equity issuances which proceeds were used to fund a portion of the costs of its ongoing expansion projects and to repay amounts borrowed under its revolving credit facility:

Month of Issuance	Net Cash Proceeds Received		Number of Units	Issue Price	Type of Issuance
(In millions, except issue price)

October	$500	(a)	21.2	$23.13	Private placement of common units to Loews
June	700	(b)	22.9	30.00	Private placement of class B units to Loews
June	248	(c)	10.0	25.30	Public offering of common units
March	247		N/A	N/A	Public offering of debt securities

(a)	Includes a $10 contribution received from Boardwalk Pipeline’s general partner to maintain its 2% general partner interest.
(b)	Includes a $14 contribution received from Boardwalk Pipeline’s general partner to maintain its 2% general partner interest.
(c)	Includes a $5 contribution received from Boardwalk Pipeline’s general partner to maintain its 2% general partner interest.

The class B units noted above share in quarterly distributions of available cash from operating surplus on a pari passu basis with Boardwalk Pipeline’s common units, until each common unit and class B unit has received a quarterly distribution of $0.30. The class B units do not participate in quarterly distributions above $0.30 per unit. The class B units began sharing in income allocations and distributions with respect to the third quarter of 2008.

The class B units have the same voting rights as if they were outstanding common units and are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the class B units in relation to other classes of partnership interests or as required by law. The class B units will be convertible into common units of Boardwalk Pipeline on a one-for-one basis at any time after June 30, 2013.

Boardwalk Pipeline maintains a revolving credit facility, which has aggregate lending commitments of $1.0 billion. Boardwalk Pipeline has utilized its revolving credit facility, to the extent necessary, to finance its expansion projects. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in the third quarter of 2008 and has not funded its portion of Boardwalk Pipeline’s borrowing requests since that time. As of December 31, 2008, Boardwalk Pipeline had $792 million of loans outstanding under the revolving credit facility of which the weighted-average interest rate on the borrowings was 3.4% and had no letters of credit issued. As of December 31, 2008, Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility. Subsequent to December 31, 2008, Boardwalk Pipeline borrowed all of the remaining unfunded commitments under the credit facility (excluding the unfunded commitment of the bankrupt lender noted above), which increased borrowings to $954 million.

Maintenance capital expenditures were $51 million in 2008. Boardwalk Pipeline expects to fund its 2009 maintenance capital expenditures of approximately $68 million from operating cash flows.

Boardwalk Pipeline does not have an immediate need to refinance any of its long term debt, including borrowings under its revolving credit facility, as the earliest maturity date of such indebtedness is in 2012. Boardwalk Pipeline believes that its cash flow from operations will be sufficient to support its ongoing operations and maintenance capital requirements.

Current economic conditions have made it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect Boardwalk Pipeline’s ability to obtain funding through new borrowings or the issuance of equity in the public markets. In addition, Boardwalk Pipeline expects that, to the extent Boardwalk Pipeline is successful in arranging new debt financing, it will incur increased costs associated with these debt financings. As of December 31, 2008, in addition to $315 million of cash on hand and short term investments, Boardwalk Pipeline had available capacity under its credit facility of $162 million which Boardwalk Pipeline subsequently fully borrowed against. Boardwalk Pipeline expects to utilize these resources, along with cash from operations, to fund a significant portion of its growth capital expenditures and working capital needs during 2009.

Boardwalk Pipeline’s ability to continue to access capital markets for debt and equity financing under reasonable terms depends on Boardwalk Pipeline’s financial condition, credit ratings and market conditions. Boardwalk Pipeline

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources - Boardwalk Pipeline - (Continued)

anticipates that its existing capital resources, ability to obtain financing and cash flow generated from future operations will enable Boardwalk Pipeline to maintain its current level of operations and its planned operations, including capital expenditures, for 2009.

Boardwalk Pipeline recently signed precedent agreements for 0.2 Bcf per day of capacity that will support expanding its system from the Haynesville production area in northwest Louisiana to Perryville, Louisiana. This project will consist of adding compression to the Gulf South system at an estimated cost of up to $105 million. Boardwalk Pipeline expects to finance this project with additional debt and to place this project in service in the fourth quarter of 2010, subject to regulatory approvals.

Distributions

During the year ended December 31, 2008, Boardwalk Pipeline paid cash distributions of $260 million, including $181 million to us. In February of 2009, Boardwalk Pipeline declared a quarterly distribution of $0.48 per common unit.

Loews Hotels

Funds from operations continue to exceed operating requirements. Cash and investments decreased to $72 million at December 31, 2008 from $73 million at December 31, 2007. The decrease is primarily due to $35 million of dividends paid to us in the first quarter of 2008, partially offset by cash from operations. Funds for other capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.  Loews Hotels is currently in negotiations to refinance $53 million of debt which is due in March 2009.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at December 31, 2008 totaled $2.3 billion, as compared to $3.8 billion at December 31, 2007. The decrease in net cash and investments is primarily due to the $1.25 billion purchase of CNA senior preferred stock described in “Liquidity and Capital Resources  CNA Financial,” the $700 million purchase of Boardwalk Pipeline’s class B units and $500 million purchase of Boardwalk Pipeline’s common units described in “Liquidity and Capital Resources – Boardwalk Pipeline,” and $219 million of dividends paid to our shareholders. These cash outflows were partially offset by the receipt of $1,263 million in dividends from subsidiaries (including $491 million from Lorillard) and the receipt of $263 million in connection with the sale of Bulova.

As of December 31, 2008, there were 435,091,667 shares of Loews common stock outstanding. As discussed above, effective with the completion of the Separation of Lorillard, the former Carolina Group and former Carolina Group stock have been eliminated. As part of the Separation, we exchanged 65,445,000 shares of Lorillard common stock for 93,492,857 shares of Loews common stock.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the year ended December 31, 2008, we purchased 1,313,600 shares of Loews common stock at an aggregate cost of $33 million and 569,400 shares of CNA common stock at an aggregate cost of $8 million.

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

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any off-balance sheet arrangements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Our contractual payment obligations are as follows:

	Payments Due by Period
December 31, 2008	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(In millions)

Debt (a)	$11,340	$499	$1,425	$3,904	$5,512
Operating leases (b)	340	93	113	77	57
Claim and claim expense reserves (c)	29,104	6,425	8,087	4,210	10,382
Future policy benefits reserves (d)	11,956	176	342	327	11,111
Policyholder funds reserves (d)	207	24	10	4	169
Purchase obligations (b)(e)	333	279	53	1
Pipeline capacity agreements (f)	103	13	22	21	47
Total (g)	$53,383	$7,509	$10,052	$8,544	$27,278

(a)	Includes estimated future interest payments, but does not include original issue discount.
(b)
Includes operating lease commitments of $23 in 2009 and $4 in 2010 and purchase obligations of $18 in 2009 and $3 in 2010 related to a HighMount contract that was terminated in February of 2009, subject to a contract termination fee.

(c)
Claim and claim adjustment expense reserves are not discounted and represent CNA’s estimate of the amount and timing of the ultimate settlement and administration of gross claims based on its assessment of facts and circumstances known as of December 31, 2008. See the Reserves – Estimates and Uncertainties section of this MD&A for further information. Claim and claim adjustment expense reserves of $12 related to business which has been 100% ceded to unaffiliated parties in connection with the individual life sale are not included.

(d)
Future policy benefits and policyholder funds reserves are not discounted and represent CNA’s estimate of the ultimate amount and timing of the settlement of benefits based on its assessment of facts and circumstances known as of December 31, 2008. Future policy benefit reserves of $810 and policyholder fund reserves of $38 related to business which has been 100% ceded to unaffiliated parties in connection with the sale of CNA’s individual life business in 2004 are not included. Additional information on future policy benefits and policyholder funds reserves is included in Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

(e)
Consists primarily of obligations aggregating $199 related to Boardwalk Pipeline’s expansion projects as previously discussed in Item 1, “Business – Boardwalk Pipeline Partners, LP – Expansion Projects.”

(f)
The amounts shown are associated with various pipeline capacity agreements on third-party pipelines that allow Boardwalk Pipeline’s operating subsidiaries to transport gas to off-system markets on behalf of Boardwalk Pipeline’s customers.

(g)	Does not include expected estimated contribution of $82 to the Company’s pension and postretirement plans in 2009.

Further information on our commitments, contingencies and guarantees is provided in Notes 3, 5, 9, 12, 21 and 22 of the Notes to Consolidated Financial Statements included under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENTS

Investment activities of non-insurance companies include investments in fixed income securities, equity securities including short sales, derivative instruments and short term investments, and are carried at fair value. Securities that are considered part of our trading portfolio, short sales and certain derivative instruments are marked to market and reported as Net investment income in the Consolidated Statements of Income.

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

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. Please read “Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this Report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. Despite government intervention, market conditions have led to the merger or failure of a number of prominent financial institutions and government sponsored entities, sharply increased unemployment and reduced economic activity. In addition, significant declines in the value of assets and securities that began with the residential sub-prime mortgage crisis have spread to nearly all classes of investments, including most of those held in our insurance and non-insurance portfolios. As a result, during 2008 we incurred significant realized and unrealized losses and experienced substantial declines in our net investment income which have materially adversely impacted our results of operations and equity.

Insurance

CNA maintains a large portfolio of fixed maturity and equity securities, including large amounts of corporate and government issued debt securities, collateralized mortgage obligations (“CMOs”), asset-backed and other structured securities, equity and equity-based securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. CNA’s investment portfolio supports its obligation to pay future insurance claims and provides investment returns which are an important part of CNA’s overall profitability.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Year Ended December 31	2008	2007	2006
(In millions)

Fixed maturity securities	$1,984	$2,047	$1,842
Short term investments	115	186	248
Limited partnerships	(379)	183	288
Equity securities	80	25	23
Income (loss) from trading portfolio (a)	(149)	10	103
Interest on funds withheld and other deposits	(2)	(1)	(68)
Other	21	36	18
Total investment income	1,670	2,486	2,454
Investment expense	(51)	(53)	(42)
Net investment income	$1,619	$2,433	$2,412

(a)
The change in net unrealized gains (losses) on trading securities included in Net investment income was $3 and $(15) for the years ended December 31, 2008 and 2007. There was no change in net unrealized gains (losses) on trading securities included in Net investment income for the year ended December 31, 2006.

Net investment income decreased by $814 million in 2008 compared with 2007. The decrease was primarily driven by significant losses from limited partnerships and the trading portfolio in 2008 and a decline in short term interest rates. Limited partnerships may present greater risk, greater volatility and higher illiquidity than fixed maturity investments. The decreased results from the trading portfolio were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which is included in Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Net investment income increased by $21 million in 2007 compared with 2006. The improvement was primarily driven by an increase in the overall invested asset base and a reduction of interest expense on funds withheld and other deposits as discussed further below. These increases were substantially offset by decreases in limited partnership income and results from the trading portfolio.

During 2006, CNA commuted several significant reinsurance contracts which contained interest crediting provisions that were reflected as a component of Net investment income in our Consolidated Statements of Income. As of December 31, 2006, no further interest expense was due on the commuted contracts.

The bond segment of the fixed maturity investment portfolio provided an income yield of 5.7%, 5.8% and 5.6% for the years ended December 31, 2008, 2007 and 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results for available-for-sale securities are presented in the following table:

Year Ended December 31	2008	2007	2006
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Government bonds	$235	$86	$62
Corporate and other taxable bonds	(643)	(183)	(98)
Tax-exempt bonds	53	3	53
Asset-backed bonds	(476)	(343)	(9)
Redeemable preferred stock		(41)	(3)
Total fixed maturity securities	(831)	(478)	5
Equity securities	(490)	117	16
Derivative securities	(19)	32	18
Short term investments	34	7	(5)
Other invested assets, including dispositions	7	10	59
Allocated to participating policyholders’ and minority interests	2	2	(1)
Total realized investment gains (losses)	(1,297)	(310)	92
Income tax (expense) benefit	456	108	(21)
Minority interest	85	22	(8)
Net realized investment gains (losses)	$(756)	$(180)	$63

Net realized investment results decreased by $576 million for 2008 compared with 2007. Net realized investment results decreased by $243 million for 2007 compared with 2006. The decrease in net realized investment results in both periods was primarily driven by an increase in other-than-temporary impairment (“OTTI”) losses. Further information on CNA’s OTTI losses and impairment decision process is set forth in Note 3 of the Notes to Consolidated Financial Statements under Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The following table provides details of the largest realized investment losses for the year ended December 31, 2008 from sales of securities aggregated by issuer including:  the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Issuer Description and Discussion	Fair Value at Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

Various notes and bonds issued by the United States
Treasury. Securities sold due to outlook on interest rates.	$10,663	$106	0-6

Non-redeemable preferred stock of Federal National Mortgage
Association. The company is now in conservatorship.	6	51	0-12	+

Fixed income securities of an investment banking firm that
filed bankruptcy causing the fair value of the securities
to decline rapidly.	37	41	0-12

Non-redeemable preferred stock of Federal Home Loan
Mortgage Corporation. The company is now in conservatorship.	3	27	0-12

Mortgage backed pass-through securities were sold based
on deteriorating performance of the underlying loans and
the resulting rapid market price decline.	36	18	0-6

Fixed income securities of a provider of wireless and wire
line communication services. Securities were sold to reduce
exposure because the company announced a significant
shortfall in operating results, causing significant credit
deterioration which resulted in a rating downgrade.	41	17	0-12

Total	$10,786	$260

(a)
Represents the range of consecutive months the various positions were in an unrealized loss prior to sale. 0-12+ means certain positions were less than 12 months, while others were greater than 12 months.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Gross Unrealized Losses

The following tables summarize the fair value and gross unrealized loss aging for fixed income investment and non-investment grade securities categorized first by the length of time, as measured by the first date those securities have been in a continuous unrealized loss position, and then further categorized by the severity of the unrealized loss position in 10% increments:

									Gross
	Estimated	Fair Value as a Percentage of Amortized Cost							Unrealized
December 31, 2008	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)

Investment grade:
0-6 months	$6,749	$169	$264	$167	$58	$7	$11	$5	$681
7-11 months	6,159	126	376	315	364	262	118	30	1,591
12-24 months	3,549	55	143	128	355	449	230	443	1,803
Greater than 24 months	1,778	27	67	151	68	52	8	136	509

Total investment grade	18,235	377	850	761	845	770	367	614	4,584

Non-investment grade:
0-6 months	853	10	47	93	50	44	16	30	290
7-11 months	374	1	20	43	40	33	19	17	173
12-24 months	1,078	3	30	83	193	94	203	41	647
Greater than 24 months	12				5		2		7

Total non-investment grade	2,317	14	97	219	288	171	240	88	1,117

Total	$20,552	$391	$947	$980	$1,133	$941	$607	$702	$5,701

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

									Gross
	Estimated	Fair Value as a Percentage of Amortized Cost							Unrealized
December 31, 2007	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)

Investment grade:
0-6 months	$4,771	$100	$42	$29	$26	$25	$6		$228
7-11 months	1,584	35	81	17	25	13	7	$15	193
12-24 months	690	21	2	10	7	8	9		57
Greater than 24 months	3,869	88	42	8					138

Total investment grade	10,914	244	167	64	58	46	22	15	616

Non-investment grade:
0-6 months	1,527	56	14	3					73
7-11 months	125	6	2						8
12-24 months	26	1	1	1	1				4
Greater than 24 months	9	1	1						2

Total non-investment grade	1,687	64	18	4	1	-	-	-	87

Total	$12,601	$308	$185	$68	$59	$46	$22	$15	$703

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating.

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of these securities and determined that the securities presented in the above tables were temporarily impaired when evaluated at December 31, 2008 or 2007. This determination was based on a number of factors that it regularly considers including, but not limited to:  the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process. Further information on CNA’s unrealized losses by asset class and its considerations in determining that the securities were temporarily impaired at December 31, 2008 is included in Note 3 to the Notes to Consolidated Financial Statements included under Item 8.

Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at December 31, 2008 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Fair Value	Percent of Unrealized Loss

Due in one year or less	11.0%	8.0%
Due after one year through five years	31.0	21.0
Due after five years through ten years	14.0	21.0
Due after ten years	44.0	50.0
Total	100.0%	100.0%

CNA’s fixed income portfolio consists primarily of high quality bonds, 91.0% and 89.0% of which were rated as investment grade (rated BBB- or higher) at December 31, 2008 and 2007.

The following table summarizes the ratings of CNA’s fixed income bond portfolio at carrying value:

December 31	2008		2007
(In millions of dollars)

U.S. Government and affiliated agency securities	$2,993	10.4%	$816	2.5%
Other AAA rated	10,112	35.1	16,728	50.4
AA and A rated	8,166	28.3	6,326	19.1
BBB rated	5,000	17.3	5,713	17.2
Non investment-grade	2,569	8.9	3,616	10.8
Total	$28,840	100.0%	$33,199	100.0%

At December 31, 2008 and 2007, approximately 97.0% and 95.0% of the portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at December 31, 2008 was $368 million, which represents 1.1% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $170 million at December 31, 2008.

Duration

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

	December 31, 2008		December 31, 2007
		Effective Duration		Effective Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Segregated investments	$8,168	9.9	$9,211	10.7
Other interest sensitive investments	25,194	4.5	29,406	3.3
Total	$33,362	5.8	$38,617	5.1

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

December 31	2008	2007
(In millions)

Short term investments available-for-sale:
Commercial paper	$563	$3,040
U.S. Treasury securities	2,258	577
Money market funds	329	72
Other, including collateral held related to securities lending	384	808
Total short term investments available-for-sale	3,534	4,497

Short term investments trading:
Commercial paper		35
Money market funds		139
Other		6
Total short term investments trading	-	180

Total short term investments	$3,534	$4,677

Separate Accounts

The following table summarizes the bond ratings of the investments supporting CNA’s separate account products, which guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’ funds should the aggregate contract value exceed the fair value of the related assets supporting the business at any point in time.

December 31	2008		2007
(In millions of dollars)

AAA rated	$120	35.0%	$122	29.1%
AA and A rated	148	43.2	224	53.5
BBB rated	74	21.6	73	17.4
Non investment-grade	1	0.2
Total	$343	100.0%	$419	100.0%

At December 31, 2008 and 2007, approximately 97.0% of the separate account portfolio was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

Asset-backed Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

						Percent	Percent
	Security Type					of Total	of Total
December 31, 2008	MBS(a)	CMO(b)	ABS(c)	CDO(d)	Total	Security Type	Investments
(In millions of dollars)

U.S. government agencies	$408	$1,273			$1,681	21.1%	4.4%
AAA		3,436	$1,672	$3	5,111	64.2	13.3
AA		191	190	6	387	4.9	1.0
A		80	96	28	204	2.6	0.5
BBB		92	230	2	324	4.1	0.8
Non-investment grade and
equity tranches		213	27	8	248	3.1	0.6
Total fair value	$408	$5,285	$2,215	$47	$7,955	100.0%	20.6%
Total amortized cost	$405	$6,372	$2,887	$197	$9,861

Percent of total fair value
by security type	5.1%	66.5%	27.8%	0.6%	100.0%

Sub-prime (included above)
Fair value			$1,163	$1	$1,164	14.6%	3.0%
Amortized cost			1,477	31	1,508	15.3	3.9

Alt-A (included above)
Fair value		$898		$3	$901	11.3%	2.3%
Amortized cost		1,229		8	1,237	12.5	3.2

(a)	Mortgage-backed securities (“MBS”)
(b)	Collateralized mortgage obligations (“CMO”)
(c)	Asset-backed securities (“ABS”)
(d)	Collateralized debt obligations (“CDO”)

Included in our fixed maturity securities at December 31, 2008 were $7,955 million of asset-backed securities, at fair value, which represents 20.6% of total invested assets. Of the total asset-backed securities, 85.3% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $1,164 million or 3.0% have exposure to sub-prime residential mortgage (“sub-prime”) collateral, as measured by the original deal structure, while 2.3% have exposure to Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral. Of the securities with sub-prime exposure, approximately 98.0% were rated investment grade, while 97.0% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $36 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.

Included in the table above are commercial mortgage-backed securities (“CMBS”), which had an aggregate fair value of $661 million and an aggregate amortized cost of $1,068 million at December 31, 2008. Most of the CMBS holdings are in the form of senior tranches of securitization, which benefit from significant credit support from subordinated tranches.

All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $271 million after tax and minority interest for the year ended December 31, 2008. Included in this OTTI loss was $115 million after tax and minority interest related to securities with sub-prime and Alt-A exposure. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime, Alt-A and CMBS exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments - (Continued)

markets beyond our current expectations may cause us to reconsider and record additional OTTI losses. See Note 3 of the Notes to Consolidated Financial Statements included under Item 8 for additional information related to unrealized losses on asset-backed securities.

ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements not yet adopted, please read Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Risks and uncertainties primarily affecting us and our insurance subsidiaries

•
conditions in the capital and credit markets including severe levels of volatility, illiquidity, uncertainty and overall disruption, as well as sharply reduced economic activity, that may impact the returns, types, liquidity and valuation of CNA’s investments;

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements - (Continued)

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

•
the risks and uncertainties associated with CNA’s loss reserves as outlined under “Results of Operations by Business Segment - CNA Financial - Reserves – Estimates and Uncertainties” in the MD&A portion of this Report;

•
the possibility of further changes in CNA’s ratings by ratings agencies, including the inability to access certain markets or distribution channels, and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices;

•
the effects of mergers and failures of a number of prominent financial institutions and government sponsored entities, as well as the effects of accounting and financial reporting scandals and other major failures in internal controls and governance on capital and credit markets, as well as on the markets for directors and officers and errors and omissions coverages;

•
general economic and business conditions, including recessionary conditions that may decrease the size and number of CNA’s insurance customers and create higher exposures to CNA’s lines of business, especially those that provide management and professional liability insurance, as well as surety bonds, to businesses engaged in real estate, financial services and professional services, and inflationary pressures on medical care costs, construction costs and other economic sectors that increase the severity of claims;

•	the effectiveness of current initiatives by claims management to reduce the loss and expense ratios through more efficacious claims handling techniques; and

•
conditions in the capital and credit markets that may limit CNA’s ability to raise significant amounts of capital on favorable terms, as well as restrictions on the ability or willingness of the Company to provide additional capital support to CNA;

Risks and uncertainties primarily affecting us and our energy subsidiaries

•
the impact of changes in worldwide demand for oil and natural gas and oil and gas price fluctuations on E&P activity, including possible write downs of the carrying value of natural gas and NGL properties and impairments of goodwill;

•	costs and timing of rig upgrades;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements - (Continued)

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the availability and cost of insurance;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to maintain or replace expiring customer contracts on favorable terms;

•	the successful completion, timing, cost, scope and future financial performance of planned expansion projects as well as the financing of such projects;

•	the ability of Boardwalk Pipeline to obtain and maintain authority to operate its expansion project pipelines at higher operating pressures under special permits issued by PHMSA; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

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

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the closing of any contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses;

•	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party;

•
the availability of indemnification by Lorillard and its subsidiaries for any tobacco-related liabilities that we may incur as a result of tobacco-related lawsuits or otherwise, as provided in the Separation Agreement; and

•	the impact of the Separation on our future financial position, results of operations, cash flows and risk profile.

Developments in any of these areas, which are more fully described elsewhere in this Report, could cause our results to differ materially from results that have been or may be anticipated or projected. Forward looking statements speak only as of the date of this Report and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The sensitivity analysis estimates the change in the market value of our interest sensitive assets and liabilities that were held on December 31, 2008 and 2007 due to instantaneous parallel shifts in the yield curve of 100 basis points, with all other variables held constant.

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

Our debt is denominated in U.S. Dollars and has been primarily issued at fixed rates, therefore, interest expense would not be impacted by interest rate shifts. The impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of $303 million and $333 million at December 31, 2008 and 2007, respectively. The impact of a 100 basis point decrease would result in an increase in market value of $328 million and $350 million at December 31, 2008 and 2007 respectively. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. Gains or losses from derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Equity Price Risk – We have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at December 31, 2008 and 2007, with all other variables held constant.

Foreign Exchange Rate Risk – Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. We have foreign exchange rate exposure when we buy or sell foreign currencies or financial instruments denominated in a foreign currency. This exposure is mitigated by our asset/liability matching strategy and through the use of futures for those instruments which are not matched. Our foreign

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk transactions are primarily denominated in Australian dollars, Canadian dollars, British pounds, Japanese yen and the European Monetary Unit. The sensitivity analysis assumes an instantaneous 20% decrease in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2008 and 2007, with all other variables held constant.

Commodity Price Risk – We have exposure to price risk as a result of our investments in commodities. Commodity price risk results from changes in the level or volatility of commodity prices that impact instruments which derive their value from such commodities. Commodity price risk was measured assuming an instantaneous increase of 20% from their levels at December 31, 2008 and 2007. The impact of a change in commodity prices on HighMount’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the underlying hedged transaction, such as revenue from sales.

Credit Risk – We are exposed to credit risk relating to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Boardwalk Pipeline has exposure related to receivables for services provided, as well as volumes owed by customers for imbalances or gas lent by Boardwalk Pipeline to them generally under parking and lending services and no-notice services. Boardwalk Pipeline has established credit policies in the pipeline tariffs which are intended to minimize risk in accordance with FERC policies and actively monitors this portion of its business. Natural gas price volatility has increased dramatically in recent years, which has materially increased Boardwalk Pipeline’s credit risk related to gas loaned to its customers. As of December 31, 2008, the amount of gas loaned out by Boardwalk Pipeline or owed to Boardwalk Pipeline due to gas imbalances was approximately 34.4 trillion British thermal units (“TBtu”). Assuming an average market price during December 2008 of $5.85 per million British thermal units (“MMBtu”), the market value of gas loaned out and considered an imbalance at December 31, 2008 would have been approximately $201 million. If any significant customer of Boardwalk Pipeline should have credit or financial problems resulting in a delay or failure to repay the gas they owe to Boardwalk Pipeline, this could have a material adverse effect on our financial condition, results of operations and cash flows.

More than 85.0% of Boardwalk Pipeline’s revenues are derived from gas marketers, LDCs and producers, the majority of which have investment grade ratings. After completion of Boardwalk Pipeline’s expansion projects, producers will comprise a larger portion of its revenues, both in aggregate as a group and separately. Boardwalk Pipeline expects producers as a group to contribute a more significant portion of its future revenues and one producer to represent over 10.0% of its total revenues. Historically producers have had lower credit ratings than LDCs and LDC-sponsored marketing companies. Therefore the expected change in Boardwalk Pipeline’s customer base could result in higher total credit risk. Boardwalk Pipeline will continue to actively monitor the credit risks associated with its customer base.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following tables present our market risk by category (equity markets, interest rates, foreign currency exchange rates and commodity prices) on the basis of those entered into for trading purposes and other than trading purposes.

Trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities (a)	$246	$744	$(61)	$(186)
Futures – short				102
Options – purchased	66	35	3	1
– written	(62)	(16)	(2)	(5)
Short sales	(106)	(84)	27	21
Limited partnership investments	98	443	(24)	(30)
Interest rate (2):
Futures − long			(6)	(9)
Fixed maturities − long	565	582	(6)	(4)
Fixed maturities − short		(16)		2
Short term investments	1,022	2,628
Other derivatives	(4)			(3)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25% and (2) an increase in interest rates of 100 basis points. Adverse changes on options which differ from those presented above would not necessarily result in a proportionate change to the estimated market risk exposure.

(a)	A decrease in equity prices of 25% includes market risk amounting to $(171) at December 31, 2007 that would be offset by decreases in liabilities to customers under variable insurance contracts.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Other than trading portfolio:

Category of risk exposure:	Fair Value Asset (Liability)		Market Risk
December 31	2008	2007	2008	2007
(In millions)

Equity markets (1):
Equity securities:
General accounts (a)	$873	$568	$(218)	$(142)
Separate accounts	27	45	(7)	(11)
Limited partnership investments	1,683	1,878	(94)	(106)
Interest rate (2):
Fixed maturities (a)(b)	28,886	34,081	(1,919)	(1,900)
Short term investments (a)	5,007	5,602	(17)	(4)
Other invested assets	4	8
Interest rate swaps and other (c)	(183)	(88)	61	81
Other derivative securities	(88)	38	90	33
Separate accounts (a):
Fixed maturities	343	419	(17)	(20)
Short term investments	7	6
Debt	(7,237)	(7,204)
Foreign exchange (3):
Forwards – short	(37)		(33)
Commodities (4):
Forwards − short (c)	157	11	(69)	(119)
Forwards − long				3
Options − written	4		(2)

Note:
The calculation of estimated market risk exposure is based on assumed adverse changes in the underlying reference price or index of (1) a decrease in equity prices of 25%, (2) an increase in interest rates of 100 basis points, (3) a decrease in the foreign currency exchange rates versus the U.S. dollar of 20% and (4) an increase in commodity prices of 20%.

(a)
Certain securities are denominated in foreign currencies. An assumed 20% decline in the underlying exchange rates would result in an aggregate foreign currency exchange rate risk of $(225) and $(317) at December 31, 2008 and 2007, respectively.

(b)
Certain fixed maturities positions include options embedded in convertible debt securities. A decrease in underlying equity prices of 25% would result in market risk amounting to $(5) and $(106) at December 31, 2008 and 2007, respectively.

(c)	The market risk at December 31, 2008 and 2007 will generally be offset by recognition of the underlying hedged transaction.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Supplementary Data are comprised of the following sections:

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2008	2007
(Dollar amounts in millions, except per share data)

Investments (Notes 1, 3, 4 and 5):

Fixed maturities, amortized cost of $34,767 and $34,816	$29,451	$34,663

Equity securities, cost of $1,402 and $1,143	1,185	1,347

Limited partnership investments	1,781	2,321

Other investments	4	108

Short term investments	6,029	8,230

Total investments	38,450	46,669

Cash	131	140

Receivables (Notes 1 and 7)	11,672	11,469

Property, plant and equipment (Notes 1 and 8)	12,876	10,218

Deferred income taxes (Note 11)	2,931	441

Goodwill and other intangible assets (Note 1 and 14)	875	1,353

Assets of discontinued operations (Notes 1 and 23)		2,841

Other assets (Notes 1, 14, 18 and 19)	1,413	1,347

Deferred acquisition costs of insurance subsidiaries (Note 1)	1,125	1,161

Separate account business (Notes 1, 4 and 5)	384	476

Total assets	$69,857	$76,115

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders’ Equity:

December 31	2008	2007
(Dollar amounts in millions, except per share data)

Insurance reserves (Notes 1 and 9):
Claim and claim adjustment expense	$27,593	$28,588
Future policy benefits	7,529	7,106
Unearned premiums	3,405	3,597
Policyholders’ funds	243	930
Total insurance reserves	38,770	40,221
Payable to brokers (Note 5)	679	580
Collateral on loaned securities (Notes 1 and 3)	6	63
Short term debt (Notes 4 and 12)	71	358
Long term debt (Notes 4 and 12)	8,187	6,900
Reinsurance balances payable (Notes 1 and 19)	316	401
Liabilities of discontinued operations (Notes 1 and 23)	6	1,637
Other liabilities (Notes 1, 4, 15 and 18)	4,316	3,990
Separate account business (Notes 1, 4 and 5)	384	476
Total liabilities	52,735	54,626

Minority interest	3,996	3,898

Commitments and contingent liabilities
(Notes 1, 3, 5, 9, 10, 11, 12, 13, 15, 16, 18, 19, 21 and 22)

Shareholders’ equity (Notes 1, 2, 3, 6, 12 and 13):
Preferred stock, $0.10 par value:
Authorized - 100,000,000 shares
Loews common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 435,091,667 and 529,683,628 shares	4	5
Former Carolina Group stock		1
Additional paid-in capital	3,283	3,967
Earnings retained in the business	13,425	13,691
Accumulated other comprehensive income (loss)	(3,586)	(65)
	13,126	17,599

Less former Carolina Group treasury stock, at cost		8
Total shareholders’ equity	13,126	17,591
Total liabilities and shareholders’ equity	$69,857	$76,115

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2008	2007	2006
(In millions, except per share data)

Revenues (Note 1):
Insurance premiums (Note 19)	$7,150	$7,482	$7,603
Net investment income (Note 3)	1,581	2,785	2,806
Investment gains (losses) (Note 3)	(1,296)	(276)	93
Gain on issuance of subsidiary stock (Note 3 and 14)	2	141	9
Contract drilling revenues	3,476	2,506	1,987
Other	2,334	1,664	1,346
Total	13,247	14,302	13,844

Expenses (Note 1):
Insurance claims and policyholders’ benefits (Notes 9 and 19)	5,723	6,009	6,047
Amortization of deferred acquisition costs	1,467	1,520	1,534
Contract drilling expenses	1,185	1,004	805
Other operating expenses	2,767	2,256	2,063
Impairment of natural gas and oil properties (Notes 1 and 8)	691
Impairment of goodwill (Note 1)	482
Restructuring and other related charges (Note 15)			(13)
Interest	345	318	304
Total	12,660	11,107	10,740
Income before income tax and minority interest	587	3,195	3,104
Income tax expense (Note 11)	7	995	924
Minority interest	762	613	504
Total	769	1,608	1,428
Income (loss) from continuing operations	(182)	1,587	1,676
Discontinued operations, net (Notes 1, 2 and 23):
Results of operations	350	902	815
Gain on disposal	4,362
Net income	$4,530	$2,489	$2,491

Net income (loss) attributable to (Note 6):
Loews common stock:
Income (loss) from continuing operations	$(182)	$1,587	$1,676
Discontinued operations, net	4,501	369	399
Loews common stock	4,319	1,956	2,075
Former Carolina Group stock- discontinued operations, net	211	533	416
Total	$4,530	$2,489	$2,491

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2008	2007	2006
(In millions, except per share data)

Basic net income (loss) per Loews common share (Note 6):
Income (loss) from continuing operations	$(0.38)	$2.97	$3.03
Discontinued operations, net	9.43	0.69	0.72
Net income	$9.05	$3.66	$3.75

Basic net income per former Carolina Group share (Note 6):
Discontinued operations, net	$1.95	$4.92	$4.46

Diluted net income (loss) per Loews common share (Note 6):
Income (loss) from continuing operations	$(0.38)	$2.96	$3.03
Discontinued operations, net	9.43	0.69	0.72
Net income	$9.05	$3.65	$3.75

Diluted net income per former Carolina Group share (Note 6):
Discontinued operations, net	$1.95	$4.91	$4.46

Basic weighted average number of shares outstanding:
Loews common stock	477.23	534.79	552.68
Former Carolina Group stock	108.47	108.43	93.37

Diluted weighted average number of shares outstanding:
Loews common stock	477.23	536.00	553.54
Former Carolina Group stock	108.60	108.57	93.47

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Former		Earnings	Accumulated	Common
		Loews	Carolina	Additional	Retained	Other	Stock
	Comprehensive	Common	Group	Paid-in	in the	Comprehensive	Held in
	Income	Stock	Stock	Capital	Business	Income (Loss)	Treasury
(In millions, except per share data)

Balance, January 1, 2006		$6	$1	$2,418	$10,365	$311	$(8)
Comprehensive income:
Net income	$2,491				2,491
Other comprehensive gains	219					219
Comprehensive income	$2,710
Adjustment to initially apply:
SFAS No. 158 (Note 1)						(143)
Dividends paid per share:
Loews common stock, $0.24					(131)
Former Carolina Group stock, $1.82					(177)
Purchase of Loews treasury stock							(510)
Retirement of treasury stock		(1)		(60)	(449)		510
Issuance of Loews common stock				17
Issuance of former Carolina Group stock				1,631
Stock-based compensation				9
Other				3
Balance, December 31, 2006		5	1	4,018	12,099	387	(8)
Adjustment to initially apply:
FIN No. 48 (Note 1)					(37)
FSP FTB No. 85-4-1 (Note 1)					34
Balance, January 1, 2007, as adjusted		5	1	4,018	12,096	387	(8)
Comprehensive income:
Net income	$2,489				2,489
Other comprehensive losses	(452)					(452)
Comprehensive income	$2,037
Dividends paid per share:
Loews common stock, $0.25					(134)
Former Carolina Group stock, $1.82					(197)
Purchase of Loews treasury stock							(672)
Retirement of treasury stock				(111)	(561)		672
Issuance of Loews common stock				5
Issuance of former Carolina Group stock				3
Stock-based compensation				23
Other					(2)
Tax benefit related to imputed
interest on Diamond Offshore’s
1.5% debentures (Note 14)				29
Balance, December 31, 2007		5	1	3,967	13,691	(65)	(8)
Comprehensive income:
Net income	$4,530				4,530
Other comprehensive losses	(3,574)					(3,574)
Comprehensive income	$956
Dividends paid per share:
Loews common stock, $0.25					(120)
Former Carolina Group stock, $0.91					(99)
Purchase of Loews treasury stock							(33)
Issuance of Loews common stock				4
Redemption of former Carolina Group
stock (Note 2)			(1)		(602)	53	8
Exchange of Lorillard common stock
for Loews common stock (Note 2)							(4,650)
Stock-based compensation				22
Retirement of treasury stock		(1)		(710)	(3,972)		4,683
Other					(3)
Balance, December 31, 2008		$4	$-	$3,283	$13,425	$(3,586)	$-

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2008	2007	2006
(In millions)

Operating Activities:

Net income	$4,530	$2,489	$2,491
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
(Income) loss from discontinued operations	(4,712)	(902)	(815)
Provision for doubtful accounts	10	32	72
Investment (gains) losses	1,294	135	(102)
Undistributed earnings	451	(107)	(206)
Provision for minority interest	762	613	504
Amortization of investments	(299)	(266)	(382)
Depreciation, depletion and amortization	692	471	352
Impairment of natural gas and oil properties	691
Impairment of goodwill	482
Provision for deferred income taxes	(378)	18	275
Other non-cash items	(41)	(1)	1
Changes in operating assets and liabilities-net:
Reinsurance receivables	928	1,258	2,489
Other receivables	(86)	13	(338)
Federal income tax	(308)	(18)	29
Prepaid reinsurance premiums	33	72	(2)
Deferred acquisition costs	36	29	7
Insurance reserves	(590)	(830)	(771)
Reinsurance balances payable	(85)	(138)	(1,097)
Other liabilities	(131)	241	428
Trading securities	(84)	1,797	(2,024)
Other, net	34	(131)	17
Net cash flow operating activities - continuing operations	3,229	4,775	928
Net cash flow operating activities - discontinued operations	142	896	787
Net cash flow operating activities - total	3,371	5,671	1,715

Investing Activities:

Purchases of fixed maturities	(48,404)	(73,157)	(63,517)
Proceeds from sales of fixed maturities	41,749	69,012	52,413
Proceeds from maturities of fixed maturities	4,092	4,744	9,090
Purchases of equity securities	(210)	(236)	(340)
Proceeds from sales of equity securities	221	340	221
Purchases of property, plant and equipment	(3,997)	(2,247)	(904)
Proceeds from sales of property, plant and equipment	87	37	24
Change in collateral on loaned securities	(57)	(3,539)	2,834
Change in short term investments	2,942	2,151	(2,334)
Change in other investments	(260)	(214)	(178)
Acquisition of businesses, net of cash acquired		(4,029)
Net cash flow investing activities - continuing operations	(3,837)	(7,138)	(2,691)
Net cash flow investing activities - discontinued operations, including
proceeds from dispositions	623	323	54
Net cash flow investing activities - total	(3,214)	(6,815)	(2,637)

Loews Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2008	2007	2006
(In millions)

Financing Activities:

Dividends paid	$(219)	$(331)	$(308)
Dividends paid to minority interest	(513)	(454)	(138)
Purchases of treasury shares	(33)	(672)	(510)
Purchases of treasury shares by subsidiary	(70)
Issuance of common stock	4	8	1,642
Proceeds from subsidiaries equity issuances	247	535	430
Principal payments on debt	(1,282)	(5)	(730)
Issuance of debt	2,285	2,142	1,097
Receipts of investment contract account balances	3	3	4
Return of investment contract account balances	(608)	(122)	(589)
Excess tax benefits from share-based payment arrangements	3	7	5
Other	10	11	9
Net cash flow financing activities - continuing operations	(173)	1,122	912
Net cash flow financing activities - discontinued operations		3	2
Net cash flow financing activities - total	(173)	1,125	914

Effect of foreign exchange rate on cash - continuing operations	(13)	5

Net change in cash	(29)	(14)	(8)
Net cash transactions from:
Continuing operations to discontinued operations	785	1,259	826
Discontinued operations to continuing operations	(785)	(1,259)	(826)
Cash, beginning of year	160	174	182
Cash, end of year	$131	$160	$174

Cash, end of year:
Continuing operations	$131	$140	$117
Discontinued operations		20	57
Total	$131	$160	$174

See Notes to Consolidated Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of presentation - Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owed subsidiary); the operation of interstate natural gas pipeline systems (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 74% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). The Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, Lorillard’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

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

Accounting changes – In January of 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, which amends Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred. Specifically, FSP No. EITF 99-20-1 amends EITF No. 99-20 to align the impairment guidance in EITF No. 99-20 with the impairment guidance in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company adopted this FSP as of December 31, 2008. The adoption of FSP No. EITF 99-20-1 did not have an impact on the Company’s financial condition or results of operations.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. A one year deferral has been granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. As a result, the Company has partially applied the provisions of SFAS No. 157 upon adoption at January 1, 2008. The assets and liabilities that are recognized or disclosed at fair value for which the Company has not applied the provisions of SFAS No. 157 include goodwill, other intangible assets, long term debt and asset retirement obligations. The effect of partially adopting SFAS No. 157 did not have a significant impact on the Company’s financial condition at the date of adoption or the results of operations for the year ended December 31, 2008. See Note 4. The Company will apply the provisions of SFAS No. 157 to its nonrecurring fair value measurements of nonfinancial assets and liabilities as of January 1, 2009. Adoption of these provisions is not anticipated to impact the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

In October of 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. FAS 157-3 was effective upon issuance. The Company’s adoption of FSP No. FAS 157-3 had no impact on the financial condition or results of operations as of or for the year ended December 31, 2008.

In September of 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives regarding the nature, circumstances requiring performance and current status of performance risk under the derivative. This FSP also requires disclosure of the maximum amount of future payments under the derivatives, the fair value of the derivatives and the nature of any recourse and collateral under the derivatives. This FSP also amends FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The Company has complied with the disclosure requirements related to credit derivatives in Note 5 and guarantees in Note 22.

In April of 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FIN No. 39.” FSP No. FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN No. 39. Additionally, FSP No. FIN 39-1 requires that a reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The Company adopted FSP No. FIN 39-1 in 2008, by electing to not offset cash collateral amounts recognized for derivative instruments under the same master netting arrangements and as a result will no longer offset fair value amounts recognized for derivative instruments. The Company presented the effect of adopting FSP No. FIN 39-1 as a change in accounting principle through retrospective application. See Note 5. The effect on the Consolidated Balance Sheet as of December 31, 2007 was an increase of $36 million in Other investments and Payable to brokers. The adoption of FSP No. FIN 39-1 had no impact on the Company’s financial condition or results of operations as of or for the year ended December 31, 2008.

In March of 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” A life settlement contract for purposes of FSP No. FTB 85-4-1 is a contract between the owner of a life insurance policy (the “policy owner”) and a third party investor (“investor”). The previous accounting guidance, FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance,” required the purchaser of life insurance contracts to account for the life insurance contract at its cash surrender value. Because life insurance contracts are purchased in the secondary market at amounts in excess of the policies’ cash surrender values, the application of guidance in FTB No. 85-4 created a loss upon acquisition of policies. FSP No. FTB 85-4-1 provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third party investors in life settlement contracts. FSP No. FTB 85-4-1 allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. The Company adopted FSP No. FTB 85-4-1 on January 1, 2007.

Prior to 2002, CNA purchased investments in life settlement contracts. Under a life settlement contract, CNA obtained the ownership and beneficiary rights of an underlying life insurance policy. CNA elected to account for its investments in life settlement contracts using the fair value method and the initial impact upon adoption of FSP No. FTB 85-4-1 under the fair value method was an increase to retained earnings of $34 million, after tax and minority interest.

Under the fair value method, each life settlement contract is carried at its fair value at the end of each reporting period. The change in fair value, life insurance proceeds received and periodic maintenance costs, such as premiums, necessary to keep the underlying policy in force, are recorded in Other revenues on the Consolidated Statements of Income for the years ended December 31, 2008 and 2007. Amounts presented related to 2006 were

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

accounted for under the previous accounting guidance, FTB No. 85-4, where the carrying value of life settlement contracts was the cash surrender value, and revenue was recognized and included in Other revenues on the Consolidated Statements of Income when the life insurance policy underlying the life settlement contract matured. Under the previous accounting guidance, maintenance expenses were expensed as incurred and included in Other operating expenses on the Consolidated Statements of Income. CNA’s investments in life settlement contracts were $129 million and $115 million at December 31, 2008 and 2007 and are included in Other assets on the Consolidated Balance Sheets. The cash receipts and payments related to life settlement contracts are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows for all periods presented.

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

The following table details the values for life settlement contracts as of December 31, 2008.

	Number of Life	Fair Value of Life	Face Amount of
	Settlement	Settlement	Life Insurance
	Contracts	Contracts	Policies
(In millions of dollars)

Estimated maturity during:
2009	100	$19	$55
2010	100	17	55
2011	100	15	53
2012	100	13	53
2013	100	11	51
Thereafter	814	54	436
Total	1,314	$129	$703

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

The increase in fair value recognized for the years ended December 31, 2008 and 2007 on contracts still being held was $17 million and $12 million. The gain recognized during the years ended December 31, 2008 and 2007 on contracts that matured was $30 million and $38 million.

In June of 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. The Company adopted FIN No. 48 on January 1, 2007 and recorded a decrease to retained earnings of approximately $37 million, net of minority interest. See Note 11 for additional information on the provision for income taxes.

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 in December of

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

2006. Adoption of the pronouncement decreased equity by $143 million, after tax and minority interest, as of December 31, 2006. See Note 18 for additional information on the Company’s benefit plans.

Investments – The Company classifies its fixed maturity securities and its equity securities, held principally by insurance subsidiaries, as either available-for-sale or trading, and as such, they are carried at fair value.Changes in fair value of trading securities are reported within Net investment income. The amortized cost of fixed maturity securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in Net investment income. Changes in fair value related to available-for-sale securities are reported as a component of Accumulated other comprehensive income (loss). Investments are written down to fair value and losses are recognized in the Consolidated Statements of Income when a decline in value is determined to be other-than-temporary. See Note 3 for information related to the Company’s impairment charges.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in Net investment income. Interest income on lower rated beneficial interests in securitized financial assets is determined using the prospective yield method.

Short term investments consist primarily of U.S. government securities, repurchase agreements, money market funds and commercial paper. These investments are generally carried at fair value, which approximates amortized cost.

All securities transactions are recorded on the trade date. The cost of securities sold is generally determined by the identified certificate method.

The Company’s carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the general partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, primarily one month. Changes in net asset values are accounted for under the equity method and recorded within Net investment income. The majority of the limited partnerships employ strategies to generate returns through investing in a substantial number of securities that are readily marketable. These strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships.

Real estate investments are carried at the lower of cost or fair value. These items are included in Other investments in the Consolidated Balance Sheets.

Investments in derivative securities are carried at fair value with changes in fair value reported as a component of Investment gains (losses), Income (loss) from trading portfolio, or Accumulated other comprehensive income (loss), depending on their hedge designation. Changes in the fair value of derivative securities which are not designated as hedges, are reported in the Consolidated Statements of Income. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, futures, forwards, commitments to purchase securities, credit default swaps and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

The Company’s derivatives are reported as a component of Receivable from or Payable to brokers. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. If certain criteria are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, the nature of any hedge designation thereon and whether the derivative was transacted in a designated trading portfolio.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

The Company’s accounting for changes in the fair value of derivative instruments is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected in

No hedge designation	Investment gains (losses) or Income (loss) from trading portfolio.
Fair value	Investment gains (losses), along with the change in fair value of the hedged asset or liability that is attributable to the hedged risk.
Cash flow	Accumulated other comprehensive income (loss), with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.
Foreign currency	Consistent with fair value or cash flow above, depending on the nature of the hedging relationship.

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

Derivatives held in designated trading portfolios are carried at fair value with changes therein reflected in Net investment income. These derivatives are generally not designated as hedges.

Securities lending activities – The Company lends securities to unrelated parties, primarily major brokerage firms, through two programs: an internally managed program and an external program managed by the Company’s lead custodial bank as agent. The securities lending program is for the purpose of enhancing income. The Company does not lend securities for operating or financing purposes. Borrowers of these securities must initially deposit collateral with the Company of at least 102% and maintain collateral of no less than 100% of the fair value of the securities loaned, regardless of whether the collateral is cash or securities. Only cash collateral is accepted for the Company’s internally managed program and is typically invested in the highest quality commercial paper with maturities of less than 7 days. U.S. Government, agencies or Government National Mortgage Association securities are accepted as non-cash collateral for the external program. The Company maintains effective control over all loaned securities and, therefore, continues to report such securities as Fixed maturity securities on the Consolidated Balance Sheets.

The lending programs are matched-book programs where the collateral is invested to substantially match the term of the loan which limits risk. In accordance with the Company’s lending agreements, securities on loan are returned immediately to the Company upon notice. Cash collateral received on these transactions is invested in short term investments with an offsetting liability recognized for the obligation to return the collateral. Non-cash collateral, such as securities received by the Company, is not reflected as an asset of the Company as there exists no right to sell or repledge the collateral. The fair value of collateral held related to securities lending, included in Short term investments on the Consolidated Balance Sheets, was $53 million at December 31, 2007. There was no cash collateral held at December 31, 2008. The fair value of non-cash collateral was $348 million and $273 million at December 31, 2008 and 2007.

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

Revenue recognition – Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured which principally are earned ratably over the duration of the policies. Premiums on accident and health insurance contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums on these contracts represents the portion of premiums written relating to the unexpired terms of coverage.

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

HighMount’s natural gas and natural gas liquids (“NGLs”) production revenue is recognized based on actual volumes sold to purchasers. Sales require delivery of the product to the purchaser, passage of title and probability of collection of purchaser amounts owed. Natural gas and NGL production revenue is reported net of royalties. HighMount uses the sales method of accounting for gas imbalances. An imbalance is created when the volumes of gas sold by HighMount pertaining to a property do not equate to the volumes produced to which HighMount is entitled based on its interest in the property. An asset or liability is recognized to the extent that HighMount has an imbalance in excess of the remaining reserves on the underlying properties.

Revenues from the transportation of natural gas are recognized in the period the service is provided based on contractual terms and the related transported volumes. Revenues from storage services are recognized over the term of the contract. Boardwalk Pipeline’s operating subsidiaries are subject to Federal Energy Regulatory Commission (“FERC”) regulations and, accordingly, certain revenues collected may be subject to possible refunds to its customers. An estimated refund liability is recorded considering regulatory proceedings, advice of counsel and estimated total exposure.

Claim and claim adjustment expense reserves – Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (“A&E”), workers’ compensation lifetime claims, accident and health claims and certain claims associated with discontinued operations, are not discounted and are based on (i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; (ii) estimates of incurred but not reported losses; (iii) estimates of losses on assumed reinsurance; (iv) estimates of future expenses to be incurred in the settlement of claims; (v) estimates of salvage and subrogation recoveries and (vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past CNA and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Receivables on the Consolidated Balance Sheets. See Note 23 for further information on claim and claim adjustment expense reserves for discontinued operations.

Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $2.0 billion and $2.2 billion as of December 31, 2008 and 2007. A significant portion of these amounts is supported by collateral. CNA also has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Receivables on the Consolidated Balance Sheets. See Note 7. In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years. These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Income.

Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. Certain structured settlements are funded by annuities purchased from Continental Assurance Company (“CAC”), a wholly owned and consolidated subsidiary of CNA, for which the related annuity obligations are reported in future policy benefits reserves. Obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and carried at present values determined using interest rates ranging from 4.6% to 7.5% at December 31, 2008 and 2007. At December 31, 2008 and 2007, the discounted reserves for unfunded structured settlements were $756 million and $786 million, net of discount of $1.1 billion and $1.2 billion.

Workers’ compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. Accident and health claim reserves are calculated using mortality and morbidity assumptions based on CNA and industry experience. Workers’ compensation lifetime claim reserves and accident and health claim reserves are discounted at interest rates that range from 3.0% to 6.5% for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007, such discounted reserves totaled $1.6 billion and $1.4 billion, net of discount of $482 million and $438 million.

Future policy benefits reserves – Reserves for long term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, persistency, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 6.0% to 8.6% at December 31, 2008 and 2007, and mortality, morbidity and withdrawal assumptions are based on CNA and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period.

Policyholders’ funds reserves – Policyholders’ funds reserves primarily include reserves for investment contracts without life contingencies, including reserves related to the indexed group annuity portion of CNA’s pension deposit business. For these contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. During 2008, CNA exited the indexed group annuity portion of its pension deposit business and settled the related liabilities with policyholders with no material impact to results of operations. Cash flows related to the settlement of the liabilities with policyholders are presented on the Consolidated Statements of Cash Flows in Cash flows from financing activities, as Return of investment contract account balances. Cash flows related to proceeds from the liquidation of the related assets supporting the policyholder liabilities are presented on the Consolidated Statements of Cash Flows in Cash flows from operating activities, as Trading securities.

Guaranty fund and other insurance-related assessments – Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balances were $170 million and $178 million. As of December 31, 2008 and 2007, included in Other assets on the Consolidated Balance Sheets were $6

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

million and $6 million of related assets for premium tax offsets. This asset is limited to the amount that is able to be offset against premium tax on future premium collections from business written or committed to be written.

Reinsurance – Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported as Receivables on the Consolidated Balance Sheets. The cost of reinsurance is primarily accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies or over the reinsurance contract period. The ceding of insurance does not discharge the primary liability of CNA. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions. The expenses incurred related to uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

Reinsurance contracts that do not effectively transfer the underlying economic risk of loss on policies written by CNA are recorded using the deposit method of accounting, which requires that premium paid or received by the ceding company or assuming company be accounted for as a deposit asset or liability. At December 31, 2008 and 2007, CNA had $25 million and $40 million recorded as deposit assets and $110 million and $117 million recorded as deposit liabilities.

Income on reinsurance contracts accounted for under the deposit method is recognized using an effective yield based on the anticipated timing of payments and the remaining life of the contract. When the estimate of timing of payments changes, the effective yield is recalculated to reflect actual payments to date and the estimated timing of future payments. The deposit asset or liability is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the contract. This adjustment is reflected in Other revenues or Other operating expenses on the Consolidated Statements of Income as appropriate.

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

Deferred acquisition costs related to accident and health insurance are amortized over the premium-paying period of the related policies using assumptions consistent with those used for computing future policy benefit reserves for such contracts. Assumptions as to anticipated premiums are made at the date of policy issuance or acquisition and are consistently applied during the lives of the contracts. Deviations from estimated experience are included in results of operations when they occur. For these contracts, the amortization period is typically the estimated life of the policy.

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

Separate Account Business – Separate account assets and liabilities represent contract holder funds related to investment and annuity products for which the policyholder assumes substantially all the risk and reward. The assets are segregated into accounts with specific underlying investment objectives and are legally segregated from CNA. All assets of the separate account business are carried at fair value with an equal amount recorded for separate account liabilities. Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and a minimum rate of interest, for which additional amounts may be recorded in Policyholders’

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

funds should the aggregate contract value exceed fair value of the related assets supporting the business at any point in time. Most of these contracts are subject to a fair value adjustment if terminated by the policyholder. During 2008, CNA recorded $68 million of additional amounts in Policyholders’ funds due to declines in the value of the related assets. To the extent the related assets supporting the business recover in value in the future, the amount of any such recovery will accrue to CNA’s benefit and will reduce the related liability in Policyholders’ funds. Fee income accruing to CNA related to separate accounts is primarily included within Other revenue on the Consolidated Statements of Income.

CNA’s employee savings plan allows employees to make contributions to an investment fund that is supported in part by an investment contract purchased from CAC. CAC will not accept any further deposits under this contract. The contract value of CAC’s liability to the savings plan was $327 million and $308 million at December 31, 2008 and 2007, and is included in Separate account business and Policyholders’ funds in the Consolidated Balance Sheets.

Goodwill and other intangible assets – Goodwill represents the excess of purchase price over fair value of net assets of acquired entities. Goodwill and other intangible assets with indefinite lives are annually tested for impairment or when certain triggering events require such tests. Impairment losses, if any, are included in the Consolidated Statements of Income. As a result of recording a ceiling test impairment of natural gas and oil properties (see Note 8), which was caused by declines in commodity prices, HighMount tested its goodwill at December 31, 2008 and determined it had been impaired. As a result, a non-cash impairment charge of $482 million ($314 million after tax) was recorded in 2008.

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

The principal service lives used in computing provisions for depreciation are as follows:

Years

Buildings and building equipment	30 to 50
Leaseholds and leasehold improvements	10 to 20
Offshore drilling equipment	15 to 30
Pipeline equipment	30 to 50
Machinery and equipment	4 to 30
Computer equipment and software	3 to 5

HighMount follows the full cost method of accounting for natural gas and oil exploration and production activities prescribed by the SEC. Under the full cost method, all direct costs of property acquisition, exploration and development activities are capitalized. These capitalized costs are subject to a quarterly ceiling test. Under the ceiling test, amounts capitalized are limited to the present value of estimated future net revenues to be derived from the anticipated production of proved natural gas and oil reserves, assuming period-end pricing adjusted for cash flow hedges in place. If net capitalized costs exceed the ceiling test at the end of any quarterly period, then a permanent write-down of the assets must be recognized in that period. A write-down may not be reversed in future periods, even though higher natural gas and NGL prices may subsequently increase the ceiling. Approximately 2.3% (unaudited) of HighMount’s total proved reserves as of December 31, 2008 is hedged by qualifying cash flow hedges, for which hedge adjusted prices were used to calculate estimated future net revenue. Future cash flows associated with settling asset retirement obligations that have been accrued in the Consolidated Balance Sheets are excluded from HighMount’s calculations of discounted cash flows under the ceiling test. See Note 17.

Depletion of natural gas and oil producing properties is computed using the units-of-production method. Under the full cost method, the depletable base of costs subject to depletion also includes estimated future costs to be incurred in developing proved natural gas and oil reserves, as well as capitalized asset retirement costs, net of projected salvage values. The costs of investments in unproved properties including associated exploration-related

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

costs are initially excluded from the depletable base. Until the properties are evaluated, a ratable portion of the capitalized costs is periodically reclassified to the depletable base, determined on a property by property basis, over terms of underlying leases. Once a property has been evaluated, any remaining capitalized costs are then transferred to the depletable base. In addition, gains or losses on the sale or other disposition of natural gas and oil properties are not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

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

Income taxes - The Company and its eligible subsidiaries file a consolidated tax return. The Company accounts for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.

Pension and postretirement benefits – The Company recognizes the overfunded or underfunded status of its defined benefit plans in Other assets or Other liabilities in the Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through Accumulated other comprehensive income (loss). The Company measures its benefit plan assets and obligations at December 31st.

Stock option plans – The Company records compensation expense upon issuance of share-based payment awards for all awards it grants, modifies, repurchases or cancels primarily on a straight-line basis over the requisite service period, generally four years. The share-based payment awards are valued using the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the valuation of stock options. These assumptions include the term that the options are expected to be outstanding, an estimate of the volatility of the underlying stock price, applicable risk-free interest rates and the dividend yield of the Company’s stock.

The Company recognized compensation expense that decreased net income attributable to Loews common stock by $12 million, $9 million and $7 million, after tax and minority interest for the years ended December 31, 2008, 2007 and 2006. Several of the Company’s subsidiaries also maintain their own stock option plans. The amounts reported above include the Company’s share of expense related to its subsidiaries’ plans as well.

Foreign currency – Foreign currency translation gains and losses are reflected in Shareholders’ equity as a component of Accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average exchange rates. Foreign currency transaction gains (losses) of $(101) million, $(7) million and $3 million were included in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Regulatory accounting – FERC regulates the operations of Boardwalk Pipeline. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” requires Texas Gas Transmission, LLC (“Texas Gas”), a wholly owned subsidiary of Boardwalk Pipeline, to report certain assets and liabilities consistent with the economic effect of the manner in which independent third party regulators establish rates. Accordingly, certain costs and benefits are capitalized as regulatory assets and liabilities in order to provide for recovery from or refund to customers in future periods.

Supplementary cash flow information – Cash payments made for interest on long term debt, net of capitalized interest, amounted to $429 million, $299 million and $352 million for the years ended December 31, 2008, 2007 and 2006. Cash payments for federal, foreign, state and local income taxes amounted to $655 million, $974 million and $571 million for the years ended December 31, 2008, 2007 and 2006. Accrued capital expenditures amounted to $186 million, $215 million and $30 million for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies – (Continued)

New accounting pronouncements not yet adopted – In December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the Consolidated Financial Statements. Therefore, the noncontrolling interest in the equity section will include the appropriate reclassification of balances for CNA, Diamond Offshore and Boardwalk Pipeline currently recognized in Minority interest on the Consolidated Balance Sheets. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. As a result, on January 1, 2009, upon adoption of SFAS No. 160, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($536 million at December 31, 2008) will be reclassified from Minority interest liability to the Shareholders’ equity section of the Consolidated Balance Sheets.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will have no impact on the Company’s financial condition or results of operations.

In May of 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 will not have a material effect on the Company’s results of operations and equity.

In December of 2008, the SEC approved revisions to its oil and gas reporting requirements that are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. The new requirements, among other things:  (i) permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes; (ii) permit disclosure of probable and possible reserves, whereas current rules limit disclosure to proved reserves; (iii) require disclosure regarding the objectivity and qualifications of a reserves preparer or auditor, if the company represents that it has enlisted a third party to conduct a reserves audit, and that the company file a report of such third party as an exhibit to the relevant registration statement or report; and (iv) revise the pricing mechanism for oil and  gas reserves by using a 12-month average price, rather than a single day year end price, to increase the comparability of oil and gas reserves disclosures among companies and to mitigate the additional volatility that a single day price may have on reserve estimates.  The foregoing revisions to the SEC’s oil and gas reporting requirements are effective January 1, 2010 and will apply to registration statements filed on or after such date and to annual reports for fiscal years ending on or after December 31, 2009. The Company is currently evaluating the impact that adopting the revisions will have on its results of operations and equity.

In December of 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires additional disclosures regarding plan assets and how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and procedures, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3 of the SFAS No. 157 hierarchy) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The additional disclosures required by this FSP are effective for fiscal years ending after December 15, 2009. The adoption of this standard will have no impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements

Note 2.  Separation of Lorillard

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

The Loews common stock acquired by the Company in the Exchange Offer was recorded as a decrease in Shareholders’ equity, reflecting the market value of the shares of Loews common stock delivered in the Exchange Offer. This decline was offset by a $4.3 billion gain to the Company from the Exchange Offer, which was reported as a gain on disposal of the discontinued business.

Prior to the Redemption, the Company had a two class common stock structure: Loews common stock and former Carolina Group stock. Former Carolina Group stock, commonly called a tracking stock, was intended to reflect the performance of a defined group of Loews’s assets and liabilities referred to as the former Carolina Group. The principal assets and liabilities attributable to the former Carolina Group were Loews’s 100% ownership of Lorillard, including all dividends paid by Lorillard to Loews, and any and all liabilities, costs and expenses arising out of or relating to tobacco or tobacco-related businesses. Immediately prior to the Separation, outstanding former Carolina Group stock represented an approximately 62% economic interest in the performance of the former Carolina Group. The Loews Group consisted of all of Loews’s assets and liabilities other than those allocated to the former Carolina Group, including an approximately 38% economic interest in the former Carolina Group.

Note 3.  Investments

Year Ended December 31	2008	2007	2006
(In millions)

Net investment income consisted of:

Fixed maturity securities	$1,984	$2,047	$1,861
Short term investments	162	303	296
Limited partnerships	(379)	183	288
Equity securities	80	25	29
Income (loss) from trading portfolio	(234)	207	326
Interest on funds withheld and other deposits	(2)	(1)	(68)
Other	21	74	120
Total investment income	1,632	2,838	2,852
Investment expenses	(51)	(53)	(46)
Net investment income	$1,581	$2,785	$2,806

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

Year Ended December 31	2008	2007	2006
(In millions)

Investment gains (losses) are as follows:

Fixed maturities	$(831)	$(478)	$1
Equity securities, including short positions	(490)	117	22
Derivative instruments	(19)	64	19
Short term investments	35	9	(5)
Other, including guaranteed separate account business	9	12	56
Investment gains (losses)	(1,296)	(276)	93
Gains on issuance of subsidiary stock	2	141	9
	(1,294)	(135)	102
Income tax (expense) benefit	455	46	(24)
Minority interest	85	22	(9)
Investment gains (losses), net	$(754)	$(67)	$69

Net realized investment losses included $1,484 million, $741 million and $173 million of other-than-temporary impairment (“OTTI”) losses for the years ended December 31, 2008, 2007 and 2006. The 2008 OTTI losses were recorded primarily in the corporate and other taxable bonds, asset-backed bonds and non-redeemable preferred equity securities sectors. The 2007 OTTI losses were recorded primarily in the asset-backed bonds and corporate and other taxable bonds sectors. The 2006 OTTI losses were recorded primarily in the corporate and other taxable bonds sector.

The 2008 OTTI losses were driven primarily by deteriorating world-wide economic conditions and the resulting disruption of the financial and credit markets. Additional factors that contributed to recognizing impairments in 2008 were the conservatorship of the government sponsored entities Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the failure of several financial institutions. The 2007 OTTI losses were driven mainly by credit market conditions and disruption caused by issues surrounding the sub-prime residential mortgage (sub-prime) crisis. The OTTI losses for 2006 were primarily driven by an increase in interest rate related OTTI losses on securities for which the Company did not assert an intent to hold until an anticipated recovery in value.

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

Significant judgment is required in the determination of whether an OTTI has occurred for an investment. CNA follows a consistent and systematic process for determining and recording an OTTI loss. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for analyzing all securities in an unrealized loss position on at least a quarterly basis.

The Impairment Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments and (v) general market conditions and industry or sector specific outlook.

As part of the Impairment Committee’s review of impaired asset-backed securities it also considers results and analysis of cash flow modeling. The focus of this analysis is on assessing the sufficiency and quality of the underlying collateral and timing of cash flows based on various scenario tests. This additional data provides the Impairment Committee with additional context to evaluate current market conditions to determine if the impairment is temporary in nature.

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Investment gains (losses) on the Consolidated Statements of Income.

The significant credit spread widening in 2008 negatively impacted the fair value of several asset classes resulting in material unrealized losses and impacted the unrealized loss aging as presented in the tables below. CNA’s assertion to hold until a recovery in value takes into account a view on the estimated recovery horizon which in some cases may include maturity. Given the prolonged nature of the current market downturn, the duration and severity of the unrealized losses has progressed well beyond historical norms. The Company will continue to monitor these losses and will assess all facts and circumstances as they become known which may result in changes to the conclusions reached based on current facts and circumstances and additional OTTI losses.

In 2008, the Company re-evaluated its classification of preferred stocks between redeemable and non-redeemable and determined that certain securities that were previously classified as redeemable preferred stock have characteristics similar to equities. These securities are presented as preferred stock securities included in Equity securities available-for-sale in the December 31, 2008 Consolidated Balance Sheets.

The amortized cost and market values of securities are as follows:

			Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2008	Cost	Gains	12 Months	or Greater	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$2,862	$69	$1		$2,930
Asset-backed securities	9,670	24	961	$969	7,764
States, municipalities and political
subdivisions-tax exempt	8,557	90	609	623	7,415
Corporate and other debt	12,993	275	1,164	1,374	10,730
Redeemable preferred stocks	72	1	23	3	47
Fixed maturities available-for-sale	34,154	459	2,758	2,969	28,886
Fixed maturities, trading	613	1	19	30	565
Total fixed maturities	34,767	460	2,777	2,999	29,451
Equity securities:
Equity securities available-for-sale	1,018	195	16	324	873
Equity securities, trading	384	52	78	46	312
Total equity securities	1,402	247	94	370	1,185
Short term investments:
Short term investments available-for-
sale	4,999	11	3		5,007
Short term investments, trading	1,022				1,022
Total short term investments	6,021	11	3	-	6,029
Total	$42,190	$718	$2,874	$3,369	$36,665

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

			Gross Unrealized Losses		Estimated
	Amortized	Unrealized	Less than	12 Months	Fair
December 31, 2007	Cost	Gains	12 Months	or Greater	Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$594	$93			$687
Asset-backed securities	11,777	39	$223	$183	11,410
States, municipalities and political
subdivisions-tax exempt	7,615	144	82	2	7,675
Corporate and other debt	13,010	454	197	16	13,251
Redeemable preferred stocks	1,216	2	160		1,058
Fixed maturities available-for-sale	34,212	732	662	201	34,081
Fixed maturities, trading	604	6	19	9	582
Total fixed maturities	34,816	738	681	210	34,663
Equity securities:
Equity securities available-for-sale	366	214	12		568
Equity securities, trading	777	99	69	28	779
Total equity securities	1,143	313	81	28	1,347
Short term investments:
Short term investments available-for-
sale	5,600	3	1		5,602
Short term investments, trading	2,628				2,628
Total short term investments	8,228	3	1	-	8,230
Total	$44,187	$1,054	$763	$238	$44,240

The following table summarizes, for available-for-sale fixed maturity securities, preferred stocks and common stocks in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	2008		2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
December 31	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed maturity securities:
Investment grade:
0-6 months	$6,749	$681	$4,771	$228
7-11 months	6,159	1,591	1,584	193
12-24 months	3,549	1,803	690	57
Greater than 24 months	1,778	509	3,869	138
Total investment grade available-for-sale	18,235	4,584	10,914	616

Non-investment grade:
0-6 months	853	290	1,527	73
7-11 months	374	173	125	8
12-24 months	1,078	647	26	4
Greater than 24 months	12	7	9	2
Total non-investment grade available-for-sale	2,317	1,117	1,687	87

Total fixed maturity securities available-for-sale	20,552	5,701	12,601	703

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

	2008		2007
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
December 31	Fair Value	Loss	Fair Value	Loss
(In millions)

Redeemable and non-redeemable preferred stocks:
0-6 months	$39	$26	$893	$143
7-11 months	43	12	104	28
12-24 months	497	324
Total redeemable and non-redeemable preferred stocks
available-for-sale	579	362	997	171

Available-for-sale equity securities:
0-6 months	5	1	34	1
7-11 months			1
12-24 months	9	3
Greater than 24 months	3		3
Total equity securities available-for-sale	17	4	38	1

Total fixed maturity and equity securities
available-for-sale	$21,148	$6,067	$13,636	$875

At December 31, 2008, the fair value of the available-for-sale fixed maturities was $28,886 million, representing 75.1% of the total investment portfolio. The gross unrealized loss for any single issuer was less than 0.6% of the carrying value of CNA’s total fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,335 securities which were, in aggregate, 22.0% below amortized cost.

The gross unrealized losses on equity securities were $340 million, including 171 securities which were, in aggregate, 38.0% below cost.

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard and Poors, Moody’s Investor Services and Fitch Ratings in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating.

Given the current facts and circumstances, the Impairment Committee has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at December 31, 2008 and 2007, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of December 31, 2008 is presented below.

Decreases in the fair value of fixed maturity securities during 2008 were primarily driven by a sharp increase in risk premium related to credit, structure, liquidity, and other risks as opposed to changes in interest rates. The decline in fair values was aggravated by a general deterioration in liquidity with widening bid/ask spreads and significant portfolio liquidations of assets as the financial system sought to reduce leverage. These declines in fair value were most severe for longer duration assets as credit spread curves steepened dramatically. Declines were particularly severe for structured securities, financial sector obligations and the obligations of non-investment grade credits.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused by a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other asset-backed securities in the Company’s portfolio related to reasons as discussed above.

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”) typically collateralized with prime residential mortgages and corporate asset-backed structured securities (“ABS”). The holdings in these sectors include 515 securities in a gross unrealized loss position aggregating $1,928 million. The aggregate severity of the unrealized loss was 23.0% of amortized cost.

The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to the Company’s particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. For the year ended December 31, 2008, there were OTTI losses of $465 million recorded on asset-backed securities.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 272 agency mortgage-backed pass-through securities and 2 agency CMOs in an unrealized loss position aggregating $2 million as of December 31, 2008. The cumulative unrealized losses on these securities were 2.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. For the year ended December 31, 2008, there were no OTTI losses recorded for mortgage-backed securities guaranteed by an agency of the U.S. Government.

The asset-backed securities in an unrealized loss position by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
December 31, 2008	Cost	Fair Value	Loss
(In millions)

AAA	$6,810	$5,545	$1,265
AA	568	318	250
A	437	186	251
BBB	327	264	63
Non-investment grade	289	188	101
Total	$8,431	$6,501	$1,930

The Company believes the decline in fair value was primarily attributable to broader deteriorating market conditions, liquidity concerns and widening bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in tax-exempt municipal securities were caused by overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector were driven by significant selling pressure in the market particularly in the second half of 2008. This selling pressure was caused by a combination of factors that resulted in forced liquidations of municipal positions that increased supply while demand was decreasing. These conditions increased the yields of the sector far above historical norms sending prices down and increasing the Company’s unrealized losses. The Company invests in tax-exempt municipal securities as an asset class for economic benefits of the returns on the class compared to like after-tax returns on alternative classes. The holdings in this category include 742 securities in a gross unrealized loss position aggregating $1,232 million with all of these unrealized losses related to investment grade securities (rated BBB- or higher).

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

The ratings distribution of tax-exempt securities in an unrealized loss position are as follows:

			Gross
	Amortized	Estimated	Unrealized
December 31, 2008	Cost	Fair Value	Loss
(In millions)

AAA	$2,044	$1,780	$264
AA	2,566	2,213	353
A	1,080	831	249
BBB	862	496	366
Total	$6,552	$5,320	$1,232

The portfolio consists primarily of special revenue and assessment bonds representing 82.0% of the overall portfolio followed by general obligation political subdivision bonds at 12.0% and state general obligation bonds at 6.0%.

The largest exposures at December 31, 2008 as measured by unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with unrealized losses of $360 million and several separate issues of Puerto Rico sales tax revenue bonds with unrealized losses of $118 million. All of these securities are investment grade. Based on the Company’s current evaluation of these securities and its ability and intent to hold them until an anticipated recovery in value, the Company does not consider these to be other-than-temporarily impaired at December 31, 2008.

The aggregate severity of the total unrealized losses was 18.8% of amortized cost. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008. For the year ended December 31, 2008, there were OTTI losses of $1 million recorded on tax-exempt municipal securities.

Corporate and Other Taxable Bonds

The holdings in this category include 794 securities in a gross unrealized loss position aggregating $2,538 million. The aggregate severity of the unrealized losses was 25.4% of amortized cost.

The Corporate and Other Taxable Bonds in an unrealized loss position across industry sectors and by rating distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
December 31, 2008	Cost	Fair Value	Loss
(In millions)

Communications	$1,408	$1,088	$320
Consumer, Cyclical	1,372	947	425
Consumer, Non-cyclical	928	761	167
Energy	1,090	867	223
Financial	2,229	1,509	720
Industrial	843	616	227
Utilities	1,285	1,028	257
Other	819	620	199
Total	$9,974	$7,436	$2,538

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

			Gross
	Amortized	Estimated	Unrealized
December 31, 2008	Cost	Fair Value	Loss
(In millions)

AAA	$116	$99	$17
AA	156	138	18
A	2,223	1,769	454
BBB	4,335	3,303	1,032
Non-investment grade	3,144	2,127	1,017
Total	$9,974	$7,436	$2,538

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $595 million and an aggregate amortized cost of $1,004 million.

The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at December 31, 2008. For the year ended December 31, 2008, there were OTTI losses of $585 million recorded on corporate and other taxable bonds.

Preferred Stock

The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Gross unrealized losses in this category include 85.0% from securities issued by financial institutions, 8.0% from utilities and 7.0% from communications. The holdings in this category include 40 securities in a gross unrealized loss position aggregating $362 million, with 93.0% of these unrealized losses attributable to non-redeemable preferred stocks.

Preferred stocks by ratings distribution is as follows:

			Gross
	Amortized	Estimated	Unrealized
December 31, 2008	Cost	Fair Value	Loss
(In millions)

A	$338	$217	$121
BBB	537	324	213
Non-investment grade	66	38	28
Total	$941	$579	$362

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of the securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has recorded other-than-temporary impairment losses on securities of those issuers that have been placed in conservatorship, have been acquired or have shown signs of other-than-temporary credit deterioration. The Company has been monitoring the capital raising efforts of the issuers in this sector, their ability to continue paying dividends and all other relevant news and believes, given current facts and

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

circumstances, the remaining issuers in this sector with unrealized losses will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at December 31, 2008. This evaluation was made on the basis that these securities possess characteristics similar to debt securities. For the year ended December 31, 2008, there were OTTI losses of $264 million recorded on preferred stock, primarily on Fannie Mae and Freddie Mac.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2008 and 2007. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	2008		2007
	Amortized	Estimated	Amortized	Estimated
December 31	Cost	Fair Value	Cost	Fair Value
(In millions)

Due in one year or less	$3,105	$2,707	$2,685	$2,678
Due after one year through five years	10,295	9,210	12,219	12,002
Due after five years through ten years	5,929	4,822	6,150	6,052
Due after ten years	14,825	12,147	13,158	13,349
Total	$34,154	$28,886	$34,212	$34,081

As of December 31, 2008 and 2007, the Company did not hold any non-income producing fixed maturity securities. As of December 31, 2008, no investments, other than investments in U.S. Treasury and U.S. Government agency securities, exceeded 10.0% of shareholders’ equity. As of December 31, 2007, no investments exceeded 10.0% of shareholders’ equity.

Limited Partnerships

The carrying value of limited partnerships as of December 31, 2008 and 2007 was $1.8 billion and $2.3 billion.At December 31, 2008, limited partnerships comprising 44.0% of the total carrying value are reported on a current basis through December 31, 2008 with no reporting lag, 41.6% are reported on a one month lag and the remainder are reported on more than a one month lag. As of December 31, 2008 and 2007, the Company had 85 and 88 active limited partnership investments. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. Of the limited partnerships held, 89.5% or $1.6 billion in carrying value at December 31, 2008 and 91.2% or $2.1 billion at December 31, 2007 employ strategies that generate returns through investing in securities that are marketable while engaging in various risk management techniques primarily in fixed and public equity markets. Some of these limited partnership investment strategies may include low levels of leverage and hedging that potentially introduce more volatility and risk to the partnership returns. Limited partnerships representing 7.1% or $126 million at December 31, 2008 and 5.8% or $133 million at December 31, 2007 were invested in private equity. The remaining 3.4% or $61 million at December 31, 2008 and 3.1% or $71 million at December 31, 2007 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $915 million and $1.2 billion as of December 31, 2008 and 2007. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value and related income reflected in the Company’s 2008 and 2007 Consolidated Financial Statements represents 3.4% and 4.3% of the aggregate partnership equity and 3.1% and 2.2% of the changes in partnership equity for all limited partnership investments.

Notes to Consolidated Financial Statements
Note 3. Investments – (Continued)

Investment Commitments

The Company’s investments in limited partnerships contain withdrawal provisions that typically require advanced written notice of up to 90 days for withdrawals. As of December 31, 2008, the Company had committed $302 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of December 31, 2008, the Company had commitments to purchase $16 million and sell $3 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of December 31, 2008, the Company had obligations on unfunded bank loan participations in the amount of $19 million.

Investments on Deposit

CNA may from time to time invest in securities that may be restricted in whole or in part. As of December 31, 2008 and 2007, CNA did not hold any significant positions in investments whose sale was restricted.

Cash and securities with carrying values of approximately $2.1 billion and $2.5 billion were deposited by CNA’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2008 and 2007.

Cash and securities with carrying values of $10 million and $8 million were deposited with financial institutions as collateral for letters of credit as of December 31, 2008 and 2007. In addition, cash and securities were deposited in trusts with financial institutions to secure reinsurance and other obligations with various third parties. The carrying values of these deposits were approximately $284 million and $323 million as of December 31, 2008 and 2007.

Note 4.  Fair Value

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

Notes to Consolidated Financial Statements
Note 4. Fair Value – (Continued)

samples its past fair value estimates and compares the valuations to actual transactions executed in the market on similar dates.

The fair values of CNA’s life settlement contracts are included in Other assets. Assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2008	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities	$2,358	$24,383	$2,710	$29,451
Equity securities	881	94	210	1,185
Short term investments	5,421	608		6,029
Receivables		182	40	222
Life settlement contracts			129	129
Separate account business	40	306	38	384
Payable to brokers	(168)	(260)	(112)	(540)
Discontinued operations investments, included in
Liabilities of discontinued operations	83	59	15	157

Non-financial instruments such as real estate, deferred acquisition costs, property and equipment, deferred income taxes and intangibles, and certain financial instruments such as insurance reserves and leases are excluded from the fair value disclosures. Therefore, the fair value amounts disclosed in this note cannot be aggregated to determine the underlying economic value of the Company.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fixed			Life	Separate	Liabilities of	Derivative
	Maturity	Equity	Short Term	Settlement	Account	Discontinued	Financial
	Securities	Securities	Investments	Contracts	Business	Operations	Instruments, Net
(In millions)

Balance, January 1, 2008	$2,909	$199	$85	$115	$30	$42	$(19)
Total net realized gains(losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income (loss)	(412)	(17)		48		(1)	(16)
Included in Accumulated
other comprehensive
income (loss)	(505)	6				(5)	36
Purchases, sales, issuances and
settlements	(152)	23		(34)	(18)	(4)	(73)
Net transfers in (out) of
Level 3	870	(1)	(85)		26	(17)
Balance, December 31, 2008	$2,710	$210	$-	$129	$38	$15	$(72)

Notes to Consolidated Financial Statements
Note 4. Fair Value – (Continued)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in Net income (loss) for Level 3 assets and liabilities:

	Fixed		Life	Liabilities of	Derivative
	Maturity	Equity	Settlement	Discontinued	Financial
Year Ended December 31, 2008	Securities	Securities	Contracts	Operations	Instruments, Net	Total
(In millions)

Net investment loss	$(28)	$(1)				$(29)
Investment losses	(384)	(16)			$(10)	(410)
Other revenues			$48		(6)	42
Discontinued operations, net				$(1)		(1)
Total	$(412)	$(17)	$48	$(1)	$(16)	$(398)

The table below summarizes changes in unrealized gains or losses recorded in Net income (loss) for Level 3 assets and liabilities still held at December 31, 2008:

	Fixed		Life	Derivative
	Maturity	Equity	Settlement	Financial
Year Ended December 31, 2008	Securities	Securities	Contracts	Instruments, Net	Total
(In millions)

Net investment loss	$(21)				$(21)
Investment losses	(370)	$(4)		$(89)	(463)
Other revenues			$17		17
Total	$(391)	$(4)	$17	$(89)	$(467)

For the year ended December 31, 2008, securities transferred into Level 3 relate primarily to tax-exempt auction rate certificates, included within Fixed maturity securities. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include the maturity assumption.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds for which quoted market prices are available. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities, excluding government bonds, is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock.

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include one equity security, which represents 87.6% of the total, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

Notes to Consolidated Financial Statements
Note 4. Fair Value – (Continued)

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include forwards valued using observable market forward rates. Over-the-counter derivatives, principally credit default and interest rate swaps, and options are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds, repurchase agreements and U.S. Treasury bills. Level 2 includes commercial paper, for which all inputs are observable.

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

Assets and Liabilities Not Measured at Fair Value

The Company did not have any financial instrument assets which are not measured at fair value. The carrying amount and estimated fair value of the Company’s financial instrument liabilities which are not measured at fair value on the Consolidated Balance Sheets are listed in the table below.

December 31	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$111	$113	$826	$826
Short term debt	71	71	358	358
Long term debt	8,187	7,166	6,900	6,846

The following methods and assumptions were used in estimating the fair value of these financial liabilities.

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

Note 5.  Derivative Financial Instruments

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

The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk, commodity price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment.

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

The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties. In addition, the Company may utilize credit derivatives such as credit default swaps (“CDS”) to modify the credit risk inherent in certain investments. CDS involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company infrequently designates these types of instruments as hedges against specific assets.

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Brazilian reais, British pounds, Canadian dollars and the European

Notes to Consolidated Financial Statements
Note 5. Derivative Financial Instruments – (Continued)

Monetary Unit. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency futures and forwards. The Company has infrequently designated these types of instruments as hedges against specific assets or liabilities.

In addition to the derivatives used for risk management purposes described above, the Company will also use CDS to sell credit protection against a specified credit event. In selling credit protection, CDS are used to replicate fixed income securities when credit exposure to certain issuers is not available or when it is economically beneficial to transact in the derivative market compared to the cash market alternative. Credit risk includes both the default event risk and market value exposure due to fluctuations in credit spreads. In selling CDS protection, the Company receives a periodic premium in exchange for providing credit protection on a single name reference obligation or a credit derivative index. If there is an event of default as defined by the CDS agreement, the Company is required to pay the counterparty the referenced notional amount of the CDS contract and in exchange the Company is entitled to receive the referenced defaulted security or the cash equivalent.

At December 31, 2008, the Company had $198 million notional value of outstanding CDS contracts where the Company sold credit protection. The maximum payment related to these CDS contracts is $198 million assuming there is no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The current fair value of these contracts is a liability of $82 million which represents the amount that the Company would have to pay to exit these derivative positions.

The table below summarizes credit default swap contracts where the Company sold credit protection. The largest single reference obligation in the table below represents 25.3% of the total notional value and is rated BB.

	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity

December 31, 2008
(In millions of dollars)

AAA/AA/A	$(8)	$40	12.3
BBB	(4)	55	3.1
BB	(39)	50	8.1
B	(2)	8	4.1
CCC and lower	(29)	45	4.5
Total	$(82)	$198	6.6

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of cash collateral provided by the Company was $99 million and $84 million at December 31, 2008 and 2007. The fair value of cash collateral received from counterparties was $6 million and $10 million at December 31, 2008 and 2007.

See Note 4 for information regarding the fair value of derivative instruments and Note 1 for information regarding the Company’s accounting policy.

Notes to Consolidated Financial Statements
Note 5. Derivative Financial Instruments – (Continued)

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments. A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments are as follows:

December 31	2008			2007
	Contractual/			Contractual/
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
	Amount	Asset	(Liability)	Amount	Asset	(Liability)
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600		$(183)	$1,600		$(80)
Treasury rate lock				150		(8)
Commodities:
Forwards – short	524	$158	(1)	596	$36	(25)

Without hedge designation

Equity markets:
Options – purchased	199	66		174	35
– written	304		(62)	287		(16)
Index futures – long	7			682		(4)
– short	1			428
Currency forwards – long	229	6	(4)	376	2	(3)
– short	392	2	(47)	188	4	(1)
Interest rate risk:
Interest rate swaps	963		(66)	515		(27)
Credit default swaps – purchased
protection	455	59	(3)	978	79	(4)
– sold protection	198		(82)	276	1	(47)
Futures – long	1,132			1,242
– short	68			1,685
Other	86	4		82	2	(1)
Total	$6,158	$295	$(448)	$9,259	$159	$(216)

Options embedded in convertible debt securities are classified as Fixed maturity securities in the Consolidated Balance Sheets, consistent with the host instruments.

Notes to Consolidated Financial Statements
Note 5. Derivative Financial Instruments – (Continued)

     A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows:

Year Ended December 31	2008	2007	2006
(In millions)

Equity markets:
Options – purchased	$29	$1	$(16)
– written	(86)	12	6
Futures – long	(162)	(1)	66
– short	152	28	(4)
Currency forwards – long	(9)	45	(2)
– short	(21)	(36)	5
Interest rate risk:
Interest rate swaps	(60)	11	19
Credit default swaps – purchased protection	103	121
– sold protection	(57)	(66)
Futures – long	52	4	(3)
– short	(36)	(47)	27
Commodities:
Forwards – short		32
Other	13	7	(4)
Total	$(82)	$111	$94

Cash flow hedges − A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. The Company and certain of its subsidiaries also use interest rate swaps and Treasury rate locks to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. Any ineffectiveness is recorded currently in the Consolidated Statements of Income. The effective portion of the hedges is amortized to interest expense over the term of the related notes. For each of the years ended December 31, 2008, 2007 and 2006, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the net derivative gains or losses included in Accumulated other comprehensive income (loss) and reclassified into Net income for derivatives designated as cash flow hedges:

Year Ended December 31	2008	2007	2006
(In millions)

Balance, January 1	$(94)	$8
Net gains (losses) from change in fair value of derivatives	(41)	(101)	$19
Net losses (gains) realized in Net income	109	(1)	(11)
Balance, December 31	$(26)	$(94)	$8

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $120 million and $91 million with fair value liabilities of $106 million and $84 million at December 31, 2008 and 2007, respectively. These positions are marked to market and investment gains or losses are included in the Consolidated Statements of Income.

Note 6.  Earnings Per Share

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

Notes to Consolidated Financial Statements
Note 6. Earnings Per Share – (Continued)

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

Certain options and SARs were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

Year Ended December 31	2008	2007	2006

Loews common stock	5,252,011	352,583	59,744
Former Carolina Group stock	255,983	50,684	12,650

The attribution of income to each class of common stock was as follows:

Year Ended December 31	2008	2007	2006
(In millions)

Loews common stock:

Consolidated net income	$4,530	$2,489	$2,491
Less income attributable to former Carolina Group stock	211	533	416
Income attributable to Loews common stock	$4,319	$1,956	$2,075

Former Carolina Group stock:

Income available to former Carolina Group stock	$339	$855	$760
Weighted average economic interest of the former Carolina Group	62.4%	62.4%	54.8%
Income attributable to former Carolina Group stock	$211	$533	$416

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

Year Ended December 31	2008	2007	2006
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	477.23	534.79	552.68
Stock options and SARs (a)	-	1.21	0.86
Weighted average shares outstanding-diluted	477.23	536.00	553.54

Former Carolina Group stock:

Weighted average shares outstanding-basic	108.47	108.43	93.37
Stock options and SARs	0.13	0.14	0.10
Weighted average shares outstanding-diluted	108.60	108.57	93.47

(a)
For the year ended December 31, 2008, common equivalent shares, consisting solely of stock options and SARs, are excluded from the calculation of diluted net income per share as their effects are antidilutive.

Notes to Consolidated Financial Statements

Note 7.  Receivables

December 31	2008	2007
(In millions)

Reinsurance	$7,761	$8,689
Other insurance	2,039	2,284
Receivable from brokers	936	163
Accrued investment income	360	340
Federal income taxes	382
Other	844	791
Total	12,322	12,267
Less: allowance for doubtful accounts on reinsurance receivables	366	461
allowance for other doubtful accounts	284	337
Receivables	$11,672	$11,469

Note 8.  Property, Plant and Equipment

December 31	2008	2007
(In millions)

Land	$70	$70
Buildings and building equipment	635	670
Offshore drilling equipment	5,649	4,540
Machinery and equipment	1,375	1,313
Pipeline equipment	3,978	2,445
Natural gas and oil proved and unproved properties	3,345	2,869
Construction in process	2,210	1,423
Leaseholds and leasehold improvements	75	79
Total	17,337	13,409
Less accumulated depreciation, depletion and amortization	4,461	3,191
Property, plant and equipment	$12,876	$10,218

Depreciation, depletion and amortization (“DD&A”) expense, including amortization of intangibles, and capital expenditures, are as follows:

Year Ended December 31	2008		2007		2006
		Capital		Capital		Capital
	DD&A	Expend.	DD&A	Expend.	DD&A	Expend.
(In millions)

CNA Financial	$66	$104	$53	$160	$42	$131
Diamond Offshore	291	683	241	647	207	551
HighMount	177	519	67	185
Boardwalk Pipeline	127	2,812	80	1,214	75	197
Loews Hotels	26	15	26	27	25	21
Corporate and other	5	30	4	14	3	4
Total	$692	$4,163	$471	$2,247	$352	$904

Capitalized interest related to the construction and upgrade of qualifying assets amounted to approximately $113 million, $56 million and $12 million for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements
Note 8. Property, Plant and Equipment – (Continued)

Diamond Offshore Construction Projects

At December 31, 2007, Construction in process included $187 million related to the major upgrade of the Ocean Monarch to ultra-deepwater service and $266 million related to the construction of two new jack-up drilling units, the Ocean Scepter and the Ocean Shield. As of December 31, 2008, these projects had been completed and the related assets placed in service. At December 31, 2008, there were no ongoing construction projects.

HighMount Impairment of Natural Gas and Oil Properties

At December 31, 2008, HighMount recorded a non-cash ceiling test impairment charge of $691 million ($440 million after tax) related to its carrying value of natural gas and oil properties. The impairment was recorded as a credit to Accumulated depreciation, depletion and amortization. The write-down was the result of declines in commodity prices and negative revisions in HighMount’s proved reserve quantities during 2008. The negative revisions were primarily a result of lower commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $873 million ($555 million after tax). No such impairment was required during the year ended December 31, 2007.

Costs Not Being Amortized

HighMount excludes from amortization the cost of unproved properties, the cost of exploratory wells in progress and major development projects in progress. Natural gas and oil property and equipment costs not being amortized as of December 31, 2008, are as follows, by the year in which such costs were incurred:

	Total	2008	2007
(In millions)

Acquisition costs	$380	$12	$368
Exploration costs	9	6	3
Capitalized interest	33	24	9
Total excluded costs	$422	$42	$380

Boardwalk Pipeline Expansion Projects

In 2008, Boardwalk Pipeline placed in service the remaining pipeline assets and related compression associated with the East Texas to Mississippi Expansion project from Delhi, Louisiana to Harrisville, Mississippi. Boardwalk Pipeline also placed in service the pipeline assets and two compressor stations related to the Southeast Expansion project, the pipeline assets associated with the first 66 miles of the Fayetteville Lateral and Phase III of the western Kentucky storage expansion. Due to these expansion projects being placed in service, approximately $1.5 billion was transferred from Construction in process to Pipeline equipment during 2008. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $358 million, $78 million and $59 million for the years ended December 31, 2008, 2007 and 2006 for events occurring in those years. The catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The table below provides a reconciliation between beginning and ending claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves of the life company.

Year Ended December 31	2008	2007	2006
(In millions)

Reserves, beginning of year:
Gross	$28,588	$29,636	$30,938
Ceded	7,056	8,191	10,605
Net reserves, beginning of year	21,532	21,445	20,333

Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,193	4,939	4,840
(Decrease) increase in provision for insured events of prior years	(5)	231	361
Amortization of discount	123	120	121
Total net incurred (a)	5,311	5,290	5,322

Net payments attributable to:
Current year events	1,034	867	835
Prior year events	4,328	4,447	3,439
Reinsurance recoverable against net reserve transferred
under retroactive reinsurance agreements	(10)	(17)	(13)
Total net payments (b)	5,352	5,297	4,261

Foreign currency translation adjustment	(186)	94	51

Net reserves, end of year	21,305	21,532	21,445
Ceded reserves, end of year	6,288	7,056	8,191
Gross reserves, end of year	$27,593	$28,588	$29,636
(a)
Total net incurred above does not agree to Insurance claims and policyholders’ benefits as reflected in the Consolidated Statements of Income due to expenses incurred related to uncollectible reinsurance and loss deductible receivables and benefit expenses related to future policy benefits and policyholders’ funds which are not reflected in the table above.

(b)	In 2006, net payments were decreased by $935 due to the impact of significant commutations. See Note 19 for further discussion related to commutations.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

The changes in provision for insured events of prior years (net prior year claim and claim adjustment expense reserve development) were as follows:

Year Ended December 31	2008	2007	2006
(In millions)

Asbestos and environmental pollution	$110	$7
Other	(117)	213	$332
Property and casualty reserve development	(7)	220	332
Life reserve development in life company	2	11	29
Total	$(5)	$231	$361

The following tables summarize the gross and net carried reserves:

			Life &
	Standard	Specialty	Group	Other
December 31, 2008	Lines	Lines	Non-Core	Insurance	Total
(In millions)

Gross Case Reserves	$6,158	$2,719	$2,473	$1,823	$13,173
Gross IBNR Reserves	5,890	5,563	389	2,578	14,420

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$12,048	$8,282	$2,862	$4,401	$27,593

Net Case Reserves	$4,995	$2,149	$1,656	$1,126	$9,926
Net IBNR Reserves	4,875	4,694	249	1,561	11,379

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,870	$6,843	$1,905	$2,687	$21,305

December 31, 2007

Gross Case Reserves	$5,988	$2,585	$2,554	$2,159	$13,286
Gross IBNR Reserves	6,060	5,818	473	2,951	15,302

Total Gross Carried Claim and Claim
Adjustment Expense Reserves	$12,048	$8,403	$3,027	$5,110	$28,588

Net Case Reserves	$4,750	$2,090	$1,583	$1,328	$9,751
Net IBNR Reserves	5,170	4,527	297	1,787	11,781

Total Net Carried Claim and Claim
Adjustment Expense Reserves	$9,920	$6,617	$1,880	$3,115	$21,532

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

The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

December 31	2008		2007
		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,112	$392	$2,352	$367
Ceded reserves	(910)	(130)	(1,030)	(125)
Net reserves	$1,202	$262	$1,322	$242

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

CNA recorded $27 million and $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the years ended December 31, 2008 and 2007. CNA recorded no asbestos-related net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. CNA paid asbestos-related claims, net of reinsurance recoveries, of $147 million, $136 million and $102 million for the years ended December 31, 2008, 2007 and 2006.

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal is pending at this time.

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

On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The parties have the right to seek further appellate review of the decision.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was filed on June 9, 2008. Burns & Roe requested a confirmation hearing before the Bankruptcy Court and District Court jointly, and that hearing was held in December of 2008. There has been no ruling. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (i) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (ii) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (iii) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (iv) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (v) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (vi) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (vii) the diseases and damages alleged by such claimants; (viii) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (ix) whether the Plan, which includes the Addendum, will be approved by the Bankruptcy Court in its current form; and (x) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Suits have also been initiated directly against the CNA companies and numerous other insurers in two jurisdictions: Texas and Montana. Approximately 80 lawsuits were filed in Texas beginning in 2002, against two CNA companies and numerous other insurers and non-insurer corporate defendants asserting liability for failing to warn of the dangers of asbestos (e.g. Boson v. Union Carbide Corp., (Nueces County, Texas)). During 2003, several of the Texas suits were dismissed and while certain of the Texas courts’ rulings were appealed, plaintiffs later dismissed their appeals. A different Texas court, however, denied similar motions seeking dismissal. After that court denied a related challenge to jurisdiction, the insurers transferred the case, among others, to a state multi-district litigation court in Harris County charged with handling asbestos cases. In February 2006, the insurers petitioned the appellate court in Houston for an order of mandamus, requiring the multi-district litigation court to dismiss the case on jurisdictional and substantive grounds. On February 29, 2008, the appellate court denied the insurers’ mandamus petition on procedural grounds, but did not reach a decision on the merits of the petition. Instead, the appellate court allowed to stand the multi-district litigation court’s determination that the case remained on its inactive docket and that no further action can be taken unless qualifying reports are filed or the filing of such reports is waived. With respect to the cases that are still pending in Texas, in June 2008, plaintiffs in the only active case dropped the remaining CNA company from that suit, leaving only inactive cases against CNA companies. In those inactive cases, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (i) the speculative nature and unclear scope of any alleged duties owed to individuals exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (ii) the fact that imposing such duties on all insurer and non-insurer corporate defendants would be unprecedented and, therefore, the legal boundaries of recovery are difficult to estimate; (iii) the fact that many of the claims brought to date are barred by the Statute of Limitations and it is unclear whether future claims would also be barred; (iv) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; and (v) the existence of hundreds of co-defendants in some of the suits and the applicability of the legal theories pled by the claimants to thousands of potential defendants. Accordingly, the extent of losses beyond any amounts that may be accrued is not readily determinable at this time.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is currently scheduled to begin in April 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (i) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (ii) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (iii) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (iv) the diseases and damages claimed by such claimants; (v) the extent that such liability would be shared with other potentially responsible parties; and (vi) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

CNA recorded $83 million and $1 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the years ended December 31, 2008 and 2007. There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the year ended December 31, 2006. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $63 million, $44 million and $51 million for the years ended December 31, 2008, 2007 and 2006.

Net Prior Year Development

Changes in estimates of claim and allocated claim adjustment expense reserves and premium accruals, net of reinsurance, for prior years are defined as net prior year development. These changes can be favorable or unfavorable. The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance segments for the years ended December 31, 2008, 2007 and 2006. The net prior year development presented below includes premium development due to its direct relationship to claim and claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance. See Note 19 for further discussion of the provision for uncollectible reinsurance.

Unfavorable net prior year development of $15 million, $147 million and $13 million was recorded in the Life & Group Non-Core segment for the years ended December 31, 2008, 2007 and 2006. The 2007 net prior year development primarily related to the settlement of the IGI contingency. The IGI contingency related to reinsurance arrangements with respect to personal accident insurance coverages provided between 1997 and 1999 which were the subject of arbitration proceedings. CNA reached agreement in 2007 to settle the arbitration matter for a one-time payment of $250 million, which resulted in an incurred loss, net of reinsurance, of $167 million pretax.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

	Standard	Specialty	Other
Year Ended December 31, 2008	Lines	Lines	Insurance	Total
(In millions)

Pretax unfavorable (favorable) net prior
year claim and allocated claim adjustment
expense reserve development
Core (Non-A&E)	$(34)	$(164)	$13	$(185)
A&E			110	110
Pretax unfavorable (favorable) net prior year
development before impact of premium
development	(34)	(164)	123	(75)
Pretax favorable premium development	16	(20)	(1)	(5)
Total pretax unfavorable (favorable) net prior year
development	$(18)	$(184)	$122	$(80)

Year Ended December 31, 2007

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

2008 Net Prior Year Development

Standard Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability and property coverages including marine exposures, partially offset by unfavorable experience in workers’ compensation (including excess workers’ compensation coverages) and large account business. For general liability excluding construction defect, $259 million in favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity of claims across multiple

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

accident years. The improvement was due to underwriting initiatives and favorable outcomes on individual claims. Favorable development of $207 million associated with construction defect exposures was due to lower severity resulting from various claim handling initiatives and lower than expected frequency of claims, primarily in accident years 1999 and prior. Claims handling initiatives have resulted in an increase in the number of claims closed without payment and increased recoveries from other parties involved in the claims. The lower construction defect frequency is due to underwriting initiatives designed to limit the exposure to future construction defect claims. For property coverages including marine exposures, approximately $150 million of favorable development was primarily the result of decreased frequency and severity in recent years. The $150 million of favorable property and marine development includes approximately $46 million due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005. The remaining favorable development was the result of favorable experience across several miscellaneous coverages in Standard Lines.

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

In 2008, the amount due from policyholders related to losses under deductible policies within Standard Lines was reduced by $90 million for insolvent insureds. The reduction of this amount, which is reflected as unfavorable net prior year reserve development, had no effect on 2008 results of operations as CNA had previously recognized provisions in prior years.  These impacts were reported in Insurance claims and policyholders’ benefits in the 2008 Consolidated Statement of Income.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, surety business and CNA Global affiliates’ property and financial lines, partially offset by unfavorable experience in professional liability coverages.

Favorable claim and allocated claim adjustment expense reserve development of approximately $52 million for medical professional liability was primarily due to better than expected frequency of large losses in accident years 2005 and 2006 for healthcare facilities and medical technology firms. Approximately $16 million of unfavorable development was recorded for professional liability primarily reflecting an increase in the frequency of large claims related to large law firms in accident years 1998 through 2005 and fidelity claims in accident year 2007, partially offset by favorable development related to favorable outcomes on individual claims related to small accounting firms in accident years 2004 through 2006. Favorable development of approximately $36 million for surety coverages was due to better than expected frequency in accident years 2002 through 2006.

Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to decreased frequency and severity of claims in CNA’s excess and surplus program covering facilities that provide services to developmentally disabled individuals.

In accident years 2000 through 2004, approximately $60 million of favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable incurred loss emergence in the CNA Global affiliates’ property and financial lines in accident years 2006 and prior. This favorability was driven primarily by decreased severity in the overall book of business.

Favorable premium development is primarily the result of a change in ultimate premiums within a CNA Global affiliate’s property and financial lines.

Notes to Consolidated Financial Statements
Note 9. Claim and Claim Adjustment Expense Reserves – (Continued)

Other Insurance

In its most recent ground up review, CNA noted adverse development in various pollution accounts due to changes in liability and/ or coverage circumstances. These changes in turn increased CNA’s estimates for incurred but not reported claims. As a result, CNA increased pollution reserves by $83 million in 2008.

The remainder of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutations of ceded reinsurance arrangements. The unfavorable development was substantially offset by a release of a previously established allowance for uncollectible reinsurance.

2007 Net Prior Year Development

Standard Lines

Approximately $184 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity on claims within the general liability exposures in accident years 2005 and prior, as well as lower frequency in accident years 1997 and prior related to construction defect. There was approximately $17 million of favorable premium development resulting from audits on recent policies.

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

Specialty Lines

Approximately $55 million of unfavorable claim and allocated claim adjustment expense reserve development was recorded due to increased claim adjustment expenses and increased severities in the architects and engineers book of business in accident years 2003 and prior. Previous reviews assumed that incurred severities had increased, at least in part, due to increases in the adequacy of case reserve estimates with relatively minor changes in underlying severity. Subsequent changes in paid and case incurred losses have shown that more of the change was due to underlying increases in verdict and settlement size for these accident years rather than increases in case reserve adequacy, resulting in higher ultimate losses. One of the primary drivers of these larger verdicts and settlements was the then continuing general increase in commercial and private real estate values.

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

Approximately $15 million of unfavorable claim and allocated claim adjustment expense reserve development was primarily related to increased severity on individual large claims from large law firm errors and omissions (“E&O”) and directors and officers (“D&O”) coverages. These increases resulted in higher ultimate loss projections from the average loss methods used by CNA’s actuaries.

Approximately $17 million of favorable claim and allocated claim adjustment expense reserve development was recorded in the warranty line of business for accident years 2004 and 2005. The reserves for this business were initially estimated based on the loss ratio expected for the business. Subsequent estimates relied more heavily on the actual case incurred losses due to the short-tail nature of this business. The short-tail nature of the business is due to the short period of time that passes between the time the business is written and the time when all claims are known and settled. Case incurred loss for the then most recent accident year was lower than indicated by the initial loss ratio.

Approximately $43 million of favorable claim and allocated claim adjustment expense reserve development was related to favorable loss trends on accident years 2002 through 2005 in CNA’s foreign operations, primarily Europe and Canada, in the marine, casualty, and property coverages.

Approximately $30 million of favorable claim and allocated claim adjustment expense reserve development was related to lower severities on the excess and surplus lines business in accident years 2000 and subsequent. These severity changes were driven primarily by favorable judicial decisions and settlement activities on individual cases.

Other Insurance

The majority of the unfavorable claim and allocated claim adjustment expense reserve development was primarily related to CNA’s exposure arising from claims typically involving allegations by multiple plaintiffs alleging injury resulting from exposure to or use of similar substances or products over multiple policy periods. Examples include, but are not limited to, lead paint claims, hardboard siding, polybutylene pipe, mold, silica, latex gloves, benzene products, welding rods, diet drugs, breast implants, medical devices and various other toxic chemical exposures. During CNA’s 2006 ground up review, CNA noted adverse development in various accounts. The adverse development resulted primarily from increases related to defense costs in a small number of accounts arising out of various substances and products.

Note 10.  Leases

Leases cover office facilities, machinery and computer equipment. The Company’s hotels in some instances are constructed on leased land. Rent expense amounted to $98 million, $79 million and $72 million for the years ended December 31, 2008, 2007 and 2006. The table below presents the future minimum lease payments to be made under non-cancelable operating leases along with lease and sublease minimum receipts to be received on owned and leased properties.

	Future Minimum Lease
Year Ended December 31	Payments	Receipts
(In millions)

2009	$85	$3
2010	61	3
2011	52	3
2012	44	3
2013	33	2
Thereafter	57
Total	$332	$14

Notes to Consolidated Financial Statements

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

For 2009, 2008 and 2007, the Internal Revenue Service (“IRS”) has invited the Company to participate in the Compliance Assurance Process (“CAP”), which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. The Company has agreed to participate.  The Company believes this approach should reduce tax-related uncertainties, if any. In 2008, the IRS completed its review of the Company’s federal income tax return for 2007 and has made no changes to the reported tax.

The Company’s federal income tax return for 2006 is subject to examination by the IRS. The Company settled its 2005 federal income tax return with the IRS in 2007. The outcome of this examination did not have a material effect on its financial condition or results of operations. In 2006, the Company’s consolidated federal income tax returns for 2002 through 2004 were settled with the IRS, including related carryback claims for refund which were approved by the Joint Committee on Taxation. As a result, the Company recorded a federal income tax benefit of $9 million and net refund interest of $2 million, after tax and minority interest, in the year ended December 31, 2006.

The Company and/or its subsidiaries also file income tax returns in various state, local and foreign jurisdictions. These returns, with few exceptions, are no longer subject to examination by the various taxing authorities before 2004.

As discussed in Note 1, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a decrease to beginning retained earnings on January 1, 2007 of $37 million. The total amount of unrecognized tax benefits for continuing operations as of the date of adoption was approximately $20 million. Included in the balance at January 1, 2007, were $18 million of tax positions that if recognized would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31	2008	2007
(In millions)

Balance at January 1	$20	$20
Additions based on tax positions related to the current year	6	4
Reductions for tax positions related to the current year		(5)
Lapse of statute of limitations	(2)
Settlements		1
Balance at December 31	$24	$20

The Company anticipates that there will be no payments due to the conclusion of state income tax examinations within the next 12 months. Additionally, certain state and foreign income tax returns will no longer be subject to examination and as a result, there is a reasonable possibility that the amount of unrecognized tax benefits will decrease by $12 million. At December 31, 2008, there were $24 million of tax benefits that if recognized would affect the effective rate.

The Company recognizes interest accrued related to: (i) unrecognized tax benefits in Interest expense and (ii) tax refund claims in Other revenues on the Consolidated Statements of Income. The Company recognizes penalties in Income tax expense (benefit) on the Consolidated Statements of Income. During 2008, the Company recorded

Notes to Consolidated Financial Statements
Note 11. Income Taxes – (Continued)

charges of approximately $1 million for interest expense and $1 million for penalties. As of December 31, 2008, the Company recognized a liability for interest of $7 million and penalties of $9 million.

Provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of subsidiaries, except for certain subsidiaries for which the Company intends to invest the undistributed earnings indefinitely, or recover such undistributed earnings tax-free. At December 31, 2008, the Company has not provided deferred taxes of $147 million, if sold through a taxable sale, on $419 million of undistributed earnings related to a domestic affiliate. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings of foreign subsidiaries is not practicable.

In connection with a non-recurring distribution of $850 million to Diamond Offshore in 2007 from a foreign subsidiary, a portion of which consisted of earnings of the subsidiary that had not previously been subjected to U.S. federal income tax, Diamond Offshore recognized $59 million of U.S. federal income tax expense as a result of the distribution. Except for certain foreign sourced activities which Diamond Offshore plans to distribute, it is Diamond Offshore’s intention to indefinitely reinvest future earnings of the subsidiary to finance foreign activities.

Total income tax expense for the years ended December 31, 2008, 2007 and 2006, was different than the amounts of $205 million, $1,118 million and $1,086 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes and minority interest for each of the years.

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate as a percentage of income before income tax expense (benefit) and minority interest is as follows:

Year Ended December 31	2008	2007	2006

Statutory rate	35%	35%	35%
Increase (decrease) in income tax rate resulting from:
Exempt investment income	(20)	(3)	(3)
State and city income taxes	1	1	1
Foreign earnings indefinitely reinvested	(15)	(2)	(2)
Taxes related to domestic affiliate	8	1	1
Partnership earnings not subject to taxes	(5)	(1)	(1)
Domestic production activities deduction	(2)
Taxes related to foreign distribution		1
Other	(1)	(1)	(1)
Effective income tax rate	1%	31%	30%

The current and deferred components of income tax expense (benefit), excluding taxes on discontinued operations, are as follows:

Year Ended December 31	2008	2007	2006
(In millions)

Income tax expense (benefit):
Federal:
Current	$195	$876	$619
Deferred	(368)	12	268
State and city:
Current	22	22	7
Deferred	(10)	6	7
Foreign	168	79	23
Total	$7	$995	$924

Notes to Consolidated Financial Statements
Note 11. Income Taxes – (Continued)

The following table summarizes deferred tax assets (liabilities). The amounts presented for 2007 for life reserves (included in Other liabilities below), Investment valuation differences and Deferred acquisition costs have been corrected from $89 million, $286 million and $(635) million to $(17) million, $8 million and $(251) million. These corrections, which relate to the presentation of certain components of deferred taxes following the sale of an entity in a prior year, had no impact on the net deferred tax assets at December 31, 2007.

December 31	2008	2007
(In millions)

Deferred tax assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$731	$771
Unearned premium reserves	234	243
Other insurance reserves	24	24
Receivables	169	231
Employee benefits	373	199
Life settlement contracts	70	73
Investment valuation differences	303	8
Net operating loss carried forward	28	22
Net unrealized losses	1,988	35
Basis differential in investment in subsidiary	43	31
Other	396	215
Deferred tax assets	4,359	1,852

Deferred tax liabilities:
Deferred acquisition costs	(241)	(251)
Net unrealized gains		(26)
Property, plant and equipment	(568)	(546)
Basis differential in investment in subsidiary	(298)	(283)
Other liabilities	(321)	(305)
Deferred tax liabilities	(1,428)	(1,411)

Net deferred tax assets	$2,931	$441

Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and future earnings, reversal of existing temporary differences, and available tax planning strategies. As a result, no valuation allowance was recorded at December 31, 2008 and 2007.

At December 31, 2008, Diamond Offshore, which is not included in the Company’s consolidated federal income tax return, had a net operating loss carryforward of approximately $2.6 million which will expire by 2010. It is expected that the net operating loss carryforward will be fully utilized by Diamond Offshore in future years. Diamond Offshore files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. Tax years that remain subject to examination by these jurisdictions include years 2000 to 2007. Diamond Offshore is currently under audit by the IRS for 2004 through 2006. Diamond Offshore’s 2007 return remains subject to examination.

Notes to Consolidated Financial Statements

Note 12.  Debt

December 31	2008	2007
(In millions)

Loews Corporation (Parent Company):
Senior:
8.9% debentures due 2011 (effective interest rate of 9.0%) (authorized, $175)	$175	$175
5.3% notes due 2016 (effective interest rate of 5.4%) (authorized, $400) (a)	400	400
6.0% notes due 2035 (effective interest rate of 6.2%) (authorized, $300) (a)	300	300
CNA Financial:
Senior:
6.5% notes due 2008 (effective interest rate of 6.6%) (authorized, $150)		150
6.6% notes due 2008 (effective interest rate of 6.7%) (authorized, $200)		200
6.0% notes due 2011(effective interest rate of 6.1%) (authorized, $400)	400	400
8.4% notes due 2012 (effective interest rate of 8.6%) (authorized, $100)	70	70
Variable rate revolving credit facility due 2012 (effective interest rate of 2.7%)	250
5.9% notes due 2014 (effective interest rate of 6.0%) (authorized $549)	549	549
6.5% notes due 2016 (effective interest rate of 6.6%) (authorized, $350)	350	350
7.0% notes due 2018 (effective interest rate of 7.1%) (authorized, $150)	150	150
7.3% debentures due 2023 (effective interest rate of 7.3%) (authorized, $250)	243	243
5.1% debentures due 2034 (effective interest rate of 5.1%) (authorized, $31)	31	31
Other senior debt (effective interest rates approximate 5.0% and 5.1%)	24	24
Diamond Offshore:
Senior:
5.2% notes, due 2014 (effective interest rate of 5.2%) (authorized, $250) (a)	250	250
4.9% notes, due 2015 (effective interest rate of 5.0%) (authorized, $250) (a)	250	250
Zero coupon convertible debentures due 2020, net of discount of $2 and $3
(effective interest rate of 3.6% and 3.5%) (b)	4	3
1.5% convertible senior debentures due 2031 (effective interest rate of 1.6%)
(authorized $460) (c)		4
HighMount:
Senior:
Variable rate term loans due 2012 (effective interest rate of 5.8%)	1,600	1,600
Variable rate revolving credit facility due 2012 (effective interest rate of 3.3% and 5.6%)	115	47
Boardwalk Pipeline:
Senior:
Variable rate revolving credit facility due 2012 (effective interest rate of 4.5%)	285
5.9% notes due 2016 (effective interest of 6.0%) (authorized, $250) (a)	250	250
5.5% notes due 2017 (effective interest rate of 5.6%) (authorized, $300) (a)	300	300
5.2% notes due 2018 (effective interest rate of 5.4%) (authorized, $185) (a)	185	185
Texas Gas:
Senior:
Variable rate revolving credit facility due 2012 (effective interest rate of 4.4%)	190
5.5% notes due 2013 (effective interest rate 5.3%) (authorized $250) (a)	250
4.6% notes due 2015 (effective interest rate of 5.1%) (authorized, $250) (a)	250	250
7.3% debentures due 2027 (effective interest rate of 8.1%) (authorized, $100)	100	100
Gulf South:
Senior:
Variable rate revolving credit facility due 2012 (effective interest rate of 1.9%)	317
5.8% notes due 2012 (effective interest rate of 5.9%) (authorized, $225) (a)	225	225
5.1% notes due 2015 (effective interest rate of 5.2%) (authorized, $275) (a)	275	275
6.3% notes due 2017 (effective interest rate of 6.4%) (authorized, $275) (a)	275	275
Loews Hotels:
Senior debt, principally mortgages (effective interest rates approximate 4.8%)	226	234
	8,289	7,290
Less unamortized discount	31	32
Debt	$8,258	$7,258

(a)	Redeemable in whole or in part at the greater of the principal amount or the net present value of scheduled payments discounted at the specified treasury rate plus a margin.

Notes to Consolidated Financial Statements
Note 12. Debt – (Continued)

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

(c)
The debentures were converted into Diamond Offshore’s common stock at the rate of 20.3978 shares per one thousand dollars principal amount, subject to adjustment in certain circumstances. During the period from January 1, 2008 to April 14, 2008, the holders of $4 million in aggregate principal amount of Diamond Offshore’s 1.5% Debentures elected to convert their outstanding debentures into shares of Diamond Offshore’s common stock. Diamond Offshore issued 71,144 shares of its common stock pursuant to these conversions. On April 15, 2008, Diamond Offshore completed the redemption of all of their outstanding 1.5% Debentures, and, as a result, redeemed for cash the remaining aggregate principal amount of Diamond Offshore’s 1.5% Debentures.

		Unamortized		Short Term	Long Term
December 31, 2008	Principal	Discount	Net	Debt	Debt
(In millions)

Loews Corporation	$875	$9	$866		$866
CNA Financial	2,067	9	2,058		2,058
Diamond Offshore	504		504		504
HighMount	1,715		1,715		1,715
Boardwalk Pipeline	2,902	13	2,889		2,889
Loews Hotels	226		226	$71	155
Total	$8,289	$31	$8,258	$71	$8,187

On August 1, 2007, CNA entered into a credit agreement with a syndicate of banks and other lenders. The credit agreement established a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. Borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus CNA’s credit risk spread of 0.54% which was equal to 2.74%, at December 31, 2008. CNA used $200 million of the proceeds to retire its 6.60% Senior Notes due December 15, 2008.

Under the credit agreement, CNA is required to pay certain fees, including a facility fee and a utilization fee, both of which would adjust automatically in the event of a change in CNA’s financial ratings. The credit agreement includes covenants regarding maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. As of December 31, 2008, CNA was in compliance with all covenants.

Diamond Offshore maintains a $285 million syndicated, senior unsecured revolving credit facility, for general corporate purposes, including loans and performance or standby letters of credit which bears interest at a rate per annum equal to, at its election, either (i) the higher of the prime rate or the federal funds rate plus 50 basis points or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin, based on Diamond Offshore’s current credit ratings. As of December 31, 2008, there were no loans outstanding under the credit facility; however, $58 million in letters of credit were issued which reduced the available capacity under the facility. As of December 31, 2008, Diamond Offshore was in compliance with all covenants.

HighMount maintains $1.6 billion of variable rate term loans which bear interest at LIBOR plus an applicable margin. HighMount has entered into interest rate swaps for a notional amount of $1.6 billion to hedge its exposure to fluctuations in LIBOR. These swaps effectively fix the interest rate at 5.8%. The loans also provide for a five year, $400 million revolving credit facility. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or a base rate defined as the greater of the prime rate or the federal funds rate plus 50 basis points. Among other customary covenants, HighMount cannot exceed a predetermined total debt to capitalization ratio. As of December 31, 2008, $115 million was outstanding under the facility. In addition, $9 million in letters of credit were issued, which reduced the available capacity to $276 million. A financial institution which has a $30 million funding commitment under the revolving credit facility has not funded its portion of HighMount’s borrowing requests since September of 2008. All other lenders met their revolving commitments on HighMount’s borrowings. If the financial institution fails to fund future commitments under the revolving credit facility and is not replaced by another lender, the available capacity under the facility would be reduced to $255 million from $276 million. At December 31, 2008, HighMount is in compliance with all of its debt covenants under the credit agreement.

Notes to Consolidated Financial Statements
Note 12. Debt – (Continued)

Boardwalk Pipeline and its operating subsidiaries maintain aggregate lending commitments of a $1.0 billion revolving credit facility under which Boardwalk Pipeline, Gulf South and Texas Gas each may borrow funds, up to applicable sub-limits. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in the third quarter of 2008 and has not funded its portion of the borrowing request since that time. Borrowings under the credit facility bear interest at a rate per annum equal to at its election, either (i) the higher of the prime rate or the Federal funds rate plus 50 basis points or (ii) LIBOR plus an applicable margin. Among other customary covenants, each of the borrowers must maintain a minimum ratio, as of the last day of each fiscal quarter, of consolidated total debt to consolidated earnings before interest, income taxes and depreciation and amortization (as defined in the agreement), measured for the preceding twelve months, of not more than five to one.

As of December 31, 2008, Boardwalk Pipeline and its operating subsidiaries had $792 million of loans outstanding under the revolving credit facility with a weighted-average interest rate on the borrowings of 3.4% and had no letters of credit issued. As of December 31, 2008, Boardwalk Pipeline and its operating subsidiaries were in compliance with all covenant requirements under the credit facility.

In March of 2008, Texas Gas Transmission, LLC, a wholly owned subsidiary of Boardwalk Pipeline, issued $250 million aggregate principal amount of 5.5% senior notes due 2013 in a private placement. The proceeds from this offering were primarily used to finance a portion of its expansion projects.

At December 31, 2008, the aggregate of long term debt maturing in each of the next five years is approximately as follows: $71 million in 2009, $9 million in 2010, $580 million in 2011, $3,056 million in 2012, $255 million in 2013 and $4,318 million thereafter.

Notes to Consolidated Financial Statements

Note 13.  Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized			Other
	Gains (Losses)	Foreign	Pension	Comprehensive
	on Investments	Currency	Liability	Income (Loss)
(In millions)

Balance, January 1, 2006	$489	$49	$(227)	$311
Unrealized holding gains, after tax of $67	106			106
Adjustment for items included in Net income,
after tax of $6	(11)			(11)
Foreign currency translation adjustment, after tax		37		37
Minimum pension liability adjustment, after tax
of $49			87	87
Adjustment to initially apply SFAS No. 158,
after tax of $78			(143)	(143)
Balance, December 31, 2006	584	86	(283)	387
Unrealized holding losses, after tax of $258	(413)			(413)
Adjustment for items included in Net income,
after tax of $87	(159)			(159)
Foreign currency translation adjustment, after tax		31		31
Pension liability adjustment, after tax
of $52			89	89
Balance, December 31, 2007	12	117	(194)	(65)
Unrealized holding losses, after tax of $1,964	(3,211)			(3,211)
Adjustment for items included in Net income,
after tax of $55 and $20	91		34	125
Foreign currency translation adjustment, after
tax		(145)		(145)
Pension liability adjustment, after tax of $201			(343)	(343)
Disposal of discontinued operations, after tax
of $33			53	53
Balance, December 31, 2008	$(3,108)	$(28)	$(450)	$(3,586)

Note 14.  Significant Transactions

Acquisition of business

On July 31, 2007, HighMount acquired, through its subsidiaries, certain exploration and production assets and assumed certain related obligations, from subsidiaries of Dominion Resouces, Inc. for $4.0 billion, subject to adjustment. The acquired business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.5 trillion cubic feet equivalent (unaudited). These properties produce predominantly natural gas and related natural gas liquids and are characterized by long reserve lives and high well completion success rates. The amount of tax deductible goodwill is $1.0 billion. The acquisition was funded with approximately $2.4 billion in cash and $1.6 billion of debt.

Notes to Consolidated Financial Statements
Note 14. Significant Transactions – (Continued)

The allocation of purchase price to the assets and liabilities acquired was as follows:

(In millions)

Property, plant and equipment	$2,961
Deferred income taxes	15
Goodwill and other intangibles	1,066
Other assets	43
Other liabilities	(55)
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

Boardwalk Pipeline

In the second quarter of 2008, Boardwalk Pipeline sold 10 million common units at a price of $25.30 per unit in a public offering and received net proceeds of $243 million. In addition, the Company contributed $5 million to maintain its 2% general partner interest. The Company’s percentage ownership interest in Boardwalk Pipeline declined as a result of this transaction. The issuance price of the common units exceeded the Company’s carrying amount, increasing the amount of cumulative pretax SAB No. 51 gains to approximately $536 million at December 31, 2008, from $472 million at December 31, 2007. In accordance with SAB No. 51, recognition of a gain is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. As a result, the Company has deferred gain recognition until the common units no longer have preference over other classes of securities. Upon adoption of SFAS No. 160 in 2009, these deferred gains will be reclassified from Minority interest to Additional paid-in capital.

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

Note 16.  Statutory Accounting Practices (Unaudited)

CNA’s domestic insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by insurance regulatory authorities, which vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of

Notes to Consolidated Financial Statements
Note 16. Statutory Accounting Practices (Unaudited) – (Continued)

policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders’ equity relating to certain fixed maturity securities.

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

CCC has been granted a permitted practice for one year related to the accounting for its deferred income taxes. This permitted practice allows CCC to admit a greater portion of its deferred tax assets than what is allowed under the prescribed statutory accounting guidance. This permitted practice resulted in an approximate $700 million increase in CCC’s statutory surplus at December 31, 2008, the first reporting period for which the permitted practice was effective. The permitted practice will remain in effect for the first, second and third quarter 2009 reporting periods.

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

Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval of the Illinois Department of Financial and Professional Regulation – Division of Insurance (the “Department”), may be paid only from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2008, CCC is in a positive earned surplus position, enabling CCC to pay approximately $100 million of dividend payments during 2009 that would not be subject to the Department’s prior approval. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

CNA’s domestic insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company’s actual capital is evaluated by a comparison to the risk-based capital results, as determined by the formula. Companies below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2008 and 2007, all of CNA’s domestic insurance subsidiaries exceeded the minimum risk-based capital requirements.

Preliminary combined statutory capital and surplus and net income, determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities for the property and casualty and the life insurance subsidiaries, were as follows:

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Year Ended December 31
Unaudited	2008	2007	2008	2007	2006
(In millions)

Property and casualty companies (a)	$8,002	$8,511	$(89)	$575	$721
Life company	487	471	(51)	27	67

(a)	Surplus includes the property and casualty companies’ equity ownership of the life company’s capital and surplus.

Notes to Consolidated Financial Statements
Note 16. Statutory Accounting Practices (Unaudited) – (Continued)

In November of 2008, the Company purchased 12,500 shares of non-voting CNA cumulative senior preferred stock for $1.25 billion. The new preferred stock accrues cumulative dividends at the rate of 10.0% per annum, payable quarterly, for the first five years after issuance, with the dividend rate resetting thereafter and on each subsequent five year anniversary to the higher of 10.0% or the 10-year U.S. Treasury rate at such time plus 7.0%. No dividends may be declared on CNA’s common stock while the new preferred stock is outstanding.

CNA used the majority of the proceeds from the new preferred stock to increase the statutory surplus of its principal insurance subsidiary, Continental Casualty Company (“CCC”), through the purchase of a $1.0 billion surplus note of CCC. Surplus notes are financial instruments with a stated maturity date and scheduled interest payments, issued by insurance enterprises with the approval of the insurer’s domiciliary state. Surplus notes are treated as capital under statutory accounting. All payments of interest and principal on this note are subject to the prior approval of the Department. The surplus note of CCC has a term of 30 years and accrues interest at a rate of 10.0% per year. Interest on the note is payable quarterly.

Note 17. Supplemental Natural Gas and Oil Information (Unaudited)

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

Estimates of reserves as of December 31, 2008 and 2007 are based upon studies for each of HighMount’s properties prepared by HighMount staff engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. Ryder Scott Company, L.P., an independent third party petroleum engineering consulting firm, has audited HighMount’s proved reserve estimates in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. All proved reserves are located in the United States of America.

Notes to Consolidated Financial Statements
Note 17. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

Reserves

Estimated net quantities of proved natural gas and oil (including condensate and NGLs) reserves at December 31, 2008 and 2007 and changes in the reserves during 2008 and 2007 are shown in the schedule below:

	Natural	NGLs and	Natural Gas
Proved Developed and Undeveloped Reserves	Gas (a)	Oil	Equivalents
	(Bcf)	(thousands	(Bcfe)
		of barrels)

January 1, 2007	-	-	-
Changes in reserves:
Extensions, discoveries and other additions	62	3,877	85
Revisions of previous estimates (b)	(51)	2,164	(38)
Production	(34)	(1,627)	(43)
Purchases of reserves in place	1,919	91,868	2,470
December 31, 2007	1,896	96,282	2,474
Changes in reserves:
Extensions, discoveries and other additions	56	3,140	75
Revisions of previous estimates (c)	(185)	(10,925)	(251)
Production	(79)	(3,859)	(102)
Sales of reserves in place	(1)	(54)	(1)
Purchases of reserves in place	7	243	8
December 31, 2008	1,694	84,827	2,203

Proved developed reserves at:
December 31, 2007	1,394	67,371	1,798
December 31, 2008	1,310	64,175	1,695

(a)	Excludes reserves associated with Volumetric Production Payment (“VPP”) delivery obligations.
(b)
The 2007 revision is primarily attributable to lower than expected NGL recovery yield on some of HighMount’s gas that is processed by third parties, as well as the aggregate result of revisions to individual wells based upon engineering and geologic analyses.

(c)
The 2008 revision is primarily attributable to lower commodity prices at December 31, 2008 as compared to December 31, 2007. The pricing at December 31, 2008 caused the reclassification of some proven undeveloped reserves to a non-proved category to adhere to SEC proved reserve requirements. Additionally, higher operating costs in 2008 resulted in a reduction of remaining proven developed producing reserves.

Capitalized Costs

The aggregate amounts of costs capitalized for natural gas and oil producing activities, and related aggregate amounts of accumulated depletion follow:

December 31	2008	2007
(In millions)

Subject to depletion	$2,923	$2,443
Costs excluded from depletion	422	426
Gross natural gas, NGL and oil properties	3,345	2,869
Less accumulated depletion	915	62
Net natural gas, NGL and oil properties	$2,430	$2,807

Notes to Consolidated Financial Statements
Note 17. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

The following costs were incurred in natural gas and oil producing activities:

Year Ended December 31	2008	2007
(In millions)

Acquisition of properties
Proved	$8	$2,245
Unproved	36	431
Subtotal	44	2,676
Exploration costs	10	7
Development costs (a)	425	186
Total	$479	$2,869

(a)	Development costs incurred for proved undeveloped reserves were $139 and $60 in 2008 and 2007, respectively.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves

The following table has been prepared utilizing SFAS No. 69, “Disclosures About Oil and Gas Producing Activities,” rules for disclosure of a standardized measure of discounted future net cash flows relating to proved natural gas and oil reserve quantities that HighMount owns:

December 31	2008	2007
(In millions)

Future cash inflows (a) (b)	$10,120	$17,235
Less:
Future production costs	3,461	3,565
Future development costs	986	1,159
Future income tax expense	1,120	3,594
Future cash flows	4,553	8,917
Less annual discount (10% a year)	2,990	5,907
Standardized measure of discounted future net cash flows	$1,563	$3,010

(a)	2008 and 2007 amounts exclude the effect of derivative instruments designated as hedges of future sales of production at year end.
(b)	The following current prices were used in the determination of standardized measure of discounted future net cash flows.

December 31	2008	2007

Gas (per million British thermal units)	$5.71	$6.80
NGL (per barrel)	22.00	62.16
Oil (per barrel)	44.60	96.00

In the foregoing determination of future cash inflows, sales prices for natural gas and oil were based on contractual arrangements or market prices at year end. Future costs of developing and producing the proved natural gas and oil reserves reported at the end of each year shown were based on costs determined at each such year end, assuming the continuation of existing economic conditions. Future income taxes were computed by applying the appropriate year end or future statutory tax rate to future pretax net cash flows, less the tax basis of the properties involved, and giving effect to tax deductions, permanent differences and tax credits.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of HighMount’s proved reserves. The disclosures shown above are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is prescribed by the SEC. In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

Notes to Consolidated Financial Statements
Note 17. Supplemental Natural Gas and Oil Information (Unaudited) – (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves

The following table is a summary of changes between the total standardized measure of discounted future net cash flows at the beginning and end of each year:

(In millions)

Standardized measure of discounted future net cash flows at January 1, 2007	$-
Changes in the year resulting from:
Sales and transfers of natural gas and oil produced during the year, less
production costs	(209)
Extensions, discoveries and other additions, less production and development costs	177
Revisions of previous quantity estimates	(230)
Net changes in purchases and sales of proved reserves in place	4,184
Accretion of discount	166
Income taxes	(1,078)
Standardized measure of discounted future net cash flows at December 31, 2007	3,010
Changes in the year resulting from:
Sales and transfers of natural gas and oil produced during the year, less
production costs	(594)
Net changes in prices and development costs	(2,205)
Extensions, discoveries and other additions, less production and development costs	69
Previously estimated development costs incurred during the period	170
Revisions of previous quantity estimates	(94)
Net changes in purchases and sales of proved reserves in place	11
Accretion of discount	408
Income taxes	821
Net changes in production rates and other	(33)
Standardized measure of discounted future net cash flows at December 31, 2008	$1,563
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

The Company funds certain of these benefit plans and accrues postretirement benefits during the active service of those employees who would become eligible for such benefits when they retire.The Company uses December 31 as the measurement date for its plans.

Notes to Consolidated Financial Statements
Note 18. Benefit Plans – (Continued)

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
December 31	2008	2007	2006	2008	2007	2006

Discount rate	6.3%	6.0%	5.7%	6.3%	6.0%	5.7%
Rate of compensation increase	3.0% to 5.8%	4.0% to 7.0%	4.0% to 7.0%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2008	2007	2006	2008	2007	2006

Discount rate	6.0%	5.7%	5.6%	5.9%	5.6%	5.5%
Expected long term rate of return on
plan assets	7.5% to 8.0%	7.0% to 8.0%	7.0% to 8.0%	6.2%	6.2%	6.2%
Rate of compensation increase	4.0% to 7.0%	4.0% to 7.0%	4.0% to 7.0%

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

Assumed health care cost trend rates:

December 31	2008	2007	2006

Health care cost trend rate assumed for next year	4.0% to 9.5%	4.0% to 10.0%	4.0% to 10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate
trend rate)	4.0% to 5.0%	4.0% to 5.0%	4.0% to 5.0%
Year that the rate reaches the ultimate trend rate	2009-2018	2008-2017	2007-2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
(In millions)

Effect on total of service and interest cost		$(1)
Effect on postretirement benefit obligation	$5	(9)

Net periodic benefit cost components:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31	2008	2007	2006	2008	2007	2006
(In millions)

Service cost	$30	$32	$35	$2	$3	$4
Interest cost	165	162	159	13	13	16
Expected return on plan assets	(194)	(189)	(177)	(5)	(4)	(4)
Amortization of unrecognized
net loss	6	13	27	1	3	4
Amortization of unrecognized prior
service cost		2	3	(24)	(26)	(32)
Special termination benefit		4	6			1
Settlement loss		4
Regulatory asset (increase)
decrease		(2)	(4)	5	6	7
Net periodic benefit cost	$7	$26	$49	$(8)	$(5)	$(4)

Notes to Consolidated Financial Statements
Note 18. Benefit Plans – (Continued)

The following provides a reconciliation of benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
(In millions)

Change in benefit obligation:

Benefit obligation at January 1	$2,804	$2,924	$231	$255
Service cost	30	32	2	3
Interest cost	165	162	13	13
Plan participants’ contributions			8	8
Amendments	5	(6)
Actuarial (gain) loss		(94)	(17)	(25)
Benefits paid from plan assets	(161)	(155)	(23)	(23)
Foreign exchange	(21)	(1)
Settlement	(1)	(58)
Benefit obligation at December 31	2,821	2,804	214	231

Change in plan assets:

Fair value of plan assets at January 1	2,521	2,495	84	80
Actual return on plan assets	(380)	202	(16)	6
Company contributions	80	33	14	13
Plan participants’ contributions			8	8
Benefits paid from plan assets	(161)	(155)	(23)	(23)
Foreign exchange	(22)	4
Settlement	(1)	(58)
Fair value of plan assets at December 31	2,037	2,521	67	84

Funded status	$(784)	$(283)	$(147)	$(147)

Amounts recognized in the Consolidated Balance
Sheets consist of:

Other assets	2	$3	14	$27
Other liabilities	(786)	(286)	(161)	(174)
Net amount recognized	$(784)	$(283)	$(147)	$(147)

Amounts recognized in Accumulated other
comprehensive income (loss), not yet recognized in net
periodic (benefit) cost:

Net transition asset		$(1)
Prior service cost (credit)	$3	25	$(168)	$(190)
Net actuarial loss	869	411	51	45
Net amount recognized	$872	$435	$(117)	$(145)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31	2008	2007
(In millions)

Projected benefit obligation	$292	$346
Accumulated benefit obligation	2,579	297
Fair value of plan assets	1,946	228

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

Notes to Consolidated Financial Statements
Note 18. Benefit Plans – (Continued)

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

The Company’s pension plan and other postretirement benefit weighted-average asset allocation by asset category are as follows:

			Percentage of
	Percentage of		Other Postretirement Benefits
	Pension Plan Assets		Plan Assets
December 31	2008	2007	2008	2007

Asset Category:

Equity securities	17.1%	19.1%	14.9%	22.1%
Debt securities	35.2	26.9	48.7	40.4
Limited partnerships	32.3	27.4	26.1	25.2
Commingled funds	0.9	1.1	7.6
Short term investments and other	14.5	25.5	2.7	12.3
Total	100.0%	100.0%	100.0%	100.0%

The table below presents the estimated amounts to be recognized from Accumulated other comprehensive income into net periodic benefit cost during 2009.

	Pension Benefits	Postretirement Benefits
(In millions)

Amortization of net actuarial loss	$29	$3
Amortization of prior service cost (benefit)		(23)
Total estimated amounts to be recognized	$29	$(20)

The table below presents the estimated future minimum benefit payments at December 31, 2008.

			Less
	Pension	Postretirement	Medicare
Expected future benefit payments	Benefits	Benefits	Subsidy	Net
(In millions)

2009	$181	$17		$17
2010	180	17		17
2011	186	17		17
2012	193	18		18
2013	200	18		18
Thereafter	1,113	84	$1	83
	$2,053	$171	$1	$170

In 2009, it is expected that contributions of $70 million will be made to pension plans and $12 million to postretirement healthcare and life insurance benefit plans.

Savings Plans – The Company and its subsidiaries have several contributory savings plans which allow employees to make regular contributions based upon a percentage of their salaries. Matching contributions are made up to specified percentages of employees’ contributions. The contributions by the Company and its subsidiaries to these plans amounted to $91 million, $68 million and $68 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Note 18. Benefit Plans – (Continued)

Stock Option Plans – In 2005, shareholders approved the amended and restated Loews Corporation 2000 Stock Option Plan (the “Loews Plan”). The aggregate number of shares of Loews common stock for which options or SARs may be granted under the Loews Plan is 12,000,000 shares, and the maximum number of shares of Loews common stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,200,000 shares. The exercise price per share may not be less than the fair value of the common stock on the date of grant. Generally, options and SARs vest ratably over a four-year period and expire in ten years.

A summary of the stock option and SAR transactions for the Loews Plan follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price

Awards outstanding, January 1	4,787,041	$28.085	4,110,442	$23.124
Granted	980,000	43.629	959,250	46.397
Exercised	(226,695)	19.958	(270,641)	17.562
Canceled	(164,946)	41.964	(12,010)	30.132
Awards outstanding, December 31	5,375,400	30.836	4,787,041	28.085

Awards exercisable, December 31	3,262,981	$24.098	2,600,032	$20.839

Shares available for grant,
December 31	4,236,697		5,051,751

The following table summarizes information about the Company’s stock options and SARs outstanding in connection with the Loews Plan at December 31, 2008:

	Awards Outstanding			Awards Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of exercise prices	Shares	Life	Price	Shares	Price

$ 10.01-20.00	1,710,605	3.5	$16.725	1,710,605	$16.725
20.01-30.00	767,050	5.9	23.762	618,868	23.549
30.01-40.00	1,314,245	7.3	35.226	635,432	34.063
40.01-50.00	1,359,000	8.6	45.243	231,432	44.930
50.01-60.00	224,500	8.1	51.080	66,644	51.080

In 2008, the Company awarded SARs totaling 980,000 shares. In accordance with the Loews Plan, the Company has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2008 was 2,684,548 shares.

The weighted average remaining contractual terms of awards outstanding and exercisable as of December 31, 2008, were 6.3 years and 5.1 years. The aggregate intrinsic values of awards outstanding and exercisable at December 31, 2008 were each $23 million. The total intrinsic value of awards exercised during 2008 was $6 million.

The Company recorded stock-based compensation expense of $11 million, $8 million and $5 million related to the Loews Plan for the years ended December 31, 2008, 2007 and 2006. The related income tax benefits recognized were $4 million, $3 million and $2 million. At December 31, 2008, the compensation cost related to nonvested awards not yet recognized was $20 million, and the weighted average period over which it is expected to be recognized is 2.5 years.

Notes to Consolidated Financial Statements
Note 18. Benefit Plans – (Continued)

    The fair value of granted options and SARs for the Loews Plan were estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31	2008	2007	2006

Loews Plan:
Expected dividend yield	0.6%	0.5%	0.6%
Expected volatility	40.2%	24.0%	23.9%
Weighted average risk-free interest rate	2.9%	4.6%	4.7%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$16.10	$13.45	$10.02

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

The following table summarizes the amounts receivable from reinsurers:

December 31	2008	2007
(In millions)

Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expense	$6,288	$7,056
Ceded future policy benefits	903	987
Ceded policyholders’ funds	39	43
Reinsurance receivables related to paid losses	531	603
Reinsurance receivables	7,761	8,689
Less allowance for uncollectible reinsurance	366	461

Reinsurance receivables, net of allowance for uncollectible reinsurance	$7,395	$8,228

CNA has established an allowance for uncollectible reinsurance receivables. The expense (release) for uncollectible reinsurance was $(47) million, $1 million and $23 million for the years ended December 31, 2008, 2007 and 2006. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Income.

CNA attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral was approximately $2.1 billion and $2.4 billion at December 31, 2008 and 2007. On a more limited basis, CNA may enter into reinsurance agreements with reinsurers that are not rated.

Notes to Consolidated Financial Statements
Note 19. Reinsurance – (Continued)

CNA’s largest recoverables from a single reinsurer at December 31, 2008, including prepaid reinsurance premiums, were approximately $1,450 million from subsidiaries of Swiss Re Group, $900 million from subsidiaries of Munich Re Group and $700 million from subsidiaries of Hartford Insurance Group.

The effects of reinsurance on earned premiums are shown in the following table:

					Assumed/
	Direct	Assumed	Ceded	Net	Net %
(In millions)

Year Ended December 31, 2008

Property and casualty	$8,496	$164	$2,121	$6,539	2.5%
Accident and health	592	46	28	610	7.5
Life	99		98	1
Earned premiums	$9,187	$210	$2,247	$7,150	2.9%

Year Ended December 31, 2007

Property and casualty	$9,097	$118	$2,349	$6,866	1.7%
Accident and health	658	76	119	615	12.4
Life	76		75	1
Earned premiums	$9,831	$194	$2,543	$7,482	2.6%

Year Ended December 31, 2006

Property and casualty	$9,125	$120	$2,283	$6,962	1.7%
Accident and health	718	59	138	639	9.2
Life	100		98	2
Earned premiums	$9,943	$179	$2,519	$7,603	2.4%

Life and accident and health premiums are primarily from long duration contracts; property and casualty premiums are primarily from short duration contracts.

Insurance claims and policyholders’ benefits reported on the Consolidated Statements of Income are net of reinsurance recoveries of $1.8 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2008, 2007 and 2006.

The impact of reinsurance on life insurance inforce is shown in the following table:

December 31	Direct	Assumed	Ceded	Net
(In millions)

2008	$10,805		$10,790	$15
2007	14,089	$1	14,071	19
2006	15,652	1	15,633	20

As of December 31, 2008 and 2007, CNA has ceded $1.5 billion and $1.8 billion of claim and claim adjustment expense reserves, future policy benefits and policyholders’ funds as a result of business operations sold in prior years. Subject to certain exceptions, the purchasers assumed the credit risk of the sold business that was primarily reinsured to other carriers. The assumed credit risk was $47 million and $49 million for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Note 20. Quarterly Financial Data (Unaudited)

2008 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In millions, except per share data)

Total revenues	$2,743	$2,970	$3,922	$3,612

Income (loss) attributable to:

Loews common stock:
Income (loss) from continuing operations	(958)	(144)	511	409
Per share-basic	(2.20)	(0.33)	1.00	0.77
Per share-diluted	(2.20)	(0.33)	1.00	0.77

Discontinued operations, net	-	7	4,348	146
Per share-basic	-	0.02	8.56	0.28
Per share-diluted	-	0.02	8.54	0.28

Net income (loss) (a)	(958)	(137)	4,859	555
Per share-basic	(2.20)	(0.31)	9.56	1.05
Per share-diluted	(2.20)	(0.31)	9.54	1.05

Former Carolina Group stock:
Discontinued operations, net	-	-	104	107
Per share-basic	-	-	0.97	0.98
Per share-diluted	-	-	0.96	0.98

2007 Quarter Ended

Total revenues	$3,592	$3,525	$3,517	$3,668

Income attributable to:

Loews common stock:
Income from continuing operations	295	309	422	561
Per share-basic	0.56	0.58	0.78	1.03
Per share-diluted	0.56	0.58	0.78	1.03

Discontinued operations, net	89	100	91	89
Per share-basic	0.16	0.19	0.17	0.17
Per share-diluted	0.16	0.19	0.17	0.17

Net income	384	409	513	650
Per share-basic	0.72	0.77	0.95	1.20
Per share-diluted	0.72	0.77	0.95	1.20

Former Carolina Group stock:
Discontinued operations, net (b)	128	146	141	118
Per share-basic	1.18	1.34	1.31	1.09
Per share-diluted	1.18	1.34	1.30	1.08

The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Notes to Consolidated Financial Statements
Note 20. Quarterly Financial Data (Unaudited) – (Continued)

(a)
Net loss attributable to Loews common stock for the fourth quarter of 2008 includes realized investment losses at CNA of $283 (after tax and minority interest), a $440 after tax non-cash impairment charge related to the carrying value of HighMount’s natural gas and oil properties reflecting commodity prices at December 31, 2008 and a $314 after tax non-cash goodwill impairment charge related to HighMount.  Net income attributable to Loews common stock for the fourth quarter of 2007 included net investment losses of $52 (after tax and minority interest).

(b)	Net income attributable to former Carolina Group stock for the fourth quarter of 2007 included a $46 charge after tax, related to litigation.

Note 21. Legal Proceedings

INSURANCE RELATED

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. At present the appeal is being briefed. No oral argument has yet been scheduled. CNA believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.

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

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (“GEL”). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. In 2009, the parties negotiated a settlement in principle, which involves a dismissal with prejudice of all claims against CCC. The settlement is subject to certain contingencies, including among others, the negotiation and execution of definitive agreements and entry by the Court of an order barring all claims against CCC under certain conditions and subject to certain limitations. The negotiated amount approximates the amount accrued at December 31, 2008.

Notes to Consolidated Financial Statements
Note 21. Legal Proceedings – (Continued)

A&E Reserves

CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business. See Note 9 for further discussion.

TOBACCO RELATED

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc. or one of its subsidiaries, as a defendant. In Cochran vs. R.J. Reynolds Tobacco Company, et al. (2002, Circuit Court, George County, Mississippi), the Company filed a motion to dismiss the complaint for lack of personal jurisdiction during 2003, which remains pending; the court has scheduled trial of Cochran to begin on March 15, 2010. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and the plaintiff has noticed an appeal. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending.

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

While the Company intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. It is possible that one or more of the pending actions could be decided unfavorably.

OTHER LITIGATION

The Company and its subsidiaries are also parties to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect the Company’s results of operations or equity.

Note 22. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of December 31, 2008, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of December 31, 2008, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Notes to Consolidated Financial Statements
Note 22. Commitments and Contingencies – (Continued)

As of December 31, 2008 and 2007, CNA has recorded liabilities of approximately $22 million and $27 million related to indemnification agreements and does not believe that it is likely that any future indemnity claims will be significantly greater than the amounts recorded.

CNA has also guaranteed certain collateral obligations of a large national contractor’s letters of credit. As of December 31, 2008 these guarantees aggregated $4 million. Payment under these guarantees is reasonably possible based on various factors, including the underlying credit worthiness of the contractor.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I (“Issuer Trust”), CNA Surety, a 62% owned and consolidated subsidiary of CNA, has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments CNA could make under the guarantee is approximately $74 million, consisting of annual dividend payments of approximately $2 million over 26 years and the redemption value of $30 million. Because payment under the guarantee would only be required if CNA does not fulfill its obligations under the debentures held by the Issuer Trust, CNA has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and CNA does not believe that a payment is likely under this guarantee.

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

Diamond Offshore Construction Projects

As of December 31, 2008, Diamond Offshore had purchase obligations aggregating approximately $23 million related to the major upgrade of the Ocean Monarch. Diamond Offshore expects to complete funding of this project in 2009. Diamond Offshore had no other purchase obligations for major rig updates or any other significant obligations at December 31, 2008, except for those related to its direct rig operations, which arise during the normal course of business.

HighMount Volumetric Production Payment Transactions

As part of the acquisition of exploration and production assets from Dominion, HighMount assumed an obligation to deliver approximately 15 Bcf of natural gas through February 2009 under previously existing VPP agreements. Under these agreements, certain HighMount acquired properties are subject to fixed-term overriding royalty interests which had been conveyed to the VPP purchaser. While HighMount is obligated under the agreement to produce and deliver to the purchaser its portion of future natural gas production from the properties, HighMount retains control of the properties and rights to future development drilling. If production from the properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, HighMount has no obligation to make up the shortfall. At December 31, 2008, the remaining obligation under these agreements is approximately 1.5 Bcf of natural gas.

Pipeline Expansion Projects

As discussed in Note 8, Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of December 31, 2008, Boardwalk Pipeline had purchase commitments of $199 million primarily related to its expansion projects.

Notes to Consolidated Financial Statements

Note 23. Discontinued Operations

The results of discontinued operations are as follows:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Net investment income	$22	$120	$122
Manufactured products	1,750	4,176	3,962
Investment gains (losses)	3	9	(3)
Other		1	1
Total (a)	1,775	4,306	4,082
Expenses:
Insurance related expenses	10	25	51
Cost of manufactured products sold	1,039	2,408	2,262
Other operating expenses	175	478	437
Total	1,224	2,911	2,750
Income before income tax and minority interest	551	1,395	1,332
Income tax expense	(200)	(494)	(520)
Minority interest	(1)	1	3
Results of discontinued operations	350	902	815
Gain on disposal (net of tax of $51)	4,362
Net income from discontinued operations	$4,712	$902	$815

(a)
Lorillard’s revenues amounted to 99.4%, 94.7% and 94.5% of total revenues of discontinued operations for the years ended December 31, 2008, 2007 and 2006. Lorillard’s pretax income amounted to 100%, 99.1% and 100% of total pretax income of discontinued operations for the years ended December 31, 2008, 2007 and 2006.

The components of discontinued operations included in the Consolidated Balance Sheets are as follows:

December 31	2008	2007
(In millions)

Assets of discontinued operations:
Investments	$157	$1,495
Cash		20
Receivables	6	293
Reinsurance receivables		1
Property, plant and equipment		218
Deferred income taxes		575
Goodwill and other intangible assets		5
Other assets	1	408
Insurance reserves and other liabilities		(174)
Transfer to liabilities	(164)
Assets of discontinued operations (a)	$-	$2,841

Liabilities of discontinued operations:
Transfer of assets to liabilities	$(164)
Insurance reserves	162
Other liabilities	8	$1,637
Liabilities of discontinued operations (a)	$6	$1,637

Notes to Consolidated Financial Statements
Note 23. Discontinued Operations – (Continued)

(a)
The assets and liabilities of Lorillard totaling $2.6 billion and $1.6 billion, and Bulova totaling $218 million and $50 million, respectively, as of December 31, 2007 are included in Assets of discontinued operations and Liabilities of discontinued operations in the Consolidated Balance Sheets. CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with APB No. 30, CNA’s assets and liabilities of discontinued operations are presented net as $6 million in Liabilities of discontinued operations at December 31, 2008 and as $23 million in Assets of discontinued operations at December 31, 2007 in the Consolidated Balance Sheets. At December 31, 2008 and 2007, the insurance reserves are net of discounts of $75 million and $73 million.

Lorillard

As discussed in Note 2, in June of 2008, the Company disposed of its entire ownership interest in Lorillard. The Consolidated Financial Statements have been reclassified to reflect Lorillard as a discontinued operation. Accordingly, the assets and liabilities, revenues and expenses and cash flows of Lorillard have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows, and have been included in Assets and Liabilities of discontinued operations, Discontinued operations, net and Net cash flows - discontinued operations, respectively.

CNA

CNA has discontinued operations, which consist of run-off insurance and reinsurance operations acquired in its merger with the Continental Corporation in 1995. As of December 31, 2008, the remaining run-off business is administered by Continental Reinsurance Corporation International, Ltd., a wholly owned Bermuda subsidiary. The business consists of facultative property and casualty, treaty excess casualty and treaty pro-rata reinsurance with underlying exposure to a diverse, multi-line domestic and international book of business encompassing property, casualty and marine liabilities.

The income (loss) from discontinued operations reported above related to CNA primarily represents the net investment income, realized investment gains and losses, foreign currency gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

On May 4, 2007, CNA sold Continental Management Services Limited (“CMS”), its United Kingdom discontinued operations subsidiary. In anticipation of the 2007 sale, the Company recorded an impairment loss of $26 million, after tax and minority interest, in 2006. After closing the transaction in 2007, the loss was reduced by approximately $4 million. Net loss for the business through the date of the sale in 2007 was $1 million. Excluding the impairment loss, net loss for the business was $1 million for the year ended December 31, 2006. During 2008, CNA recognized a change in estimate of the tax benefit related to the CMS sale.

Bulova

The Company sold Bulova for approximately $263 million in January of 2008. The Company recorded a pretax gain of approximately $126 million ($75 million after tax) for the year ended December 31, 2008.

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

Notes to Consolidated Financial Statements
Note 24. Business Segments – (Continued)

through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”).

The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business that have been sold or placed in run-off. Other Insurance primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty lines of business placed in run-off, including CNA Re. This segment also includes the results related to the centralized adjusting and settlements of A&E.

Diamond Offshore’s business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On December 31, 2008, 17 of these rigs were located in the Gulf of Mexico region with the remainder operating in Brazil, the North Sea, Australia and various other foreign markets.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan, and the Black Warrior Basin in Alabama, with estimated proved reserves totaling approximately 2.2 trillion cubic feet equivalent.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio, Illinois and Oklahoma with approximately 14,000 miles of pipeline.

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, including investment gains (losses) from non-insurance subsidiaries, corporate interest expense and other unallocated expenses.

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

Notes to Consolidated Financial Statements
Note 24. Business Segments – (Continued)

The following tables set forth the Company’s consolidated revenues, income and assets by business segment:

Year Ended December 31	2008	2007	2006
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$3,141	$4,155	$4,513
Specialty Lines	3,867	4,212	4,153
Life & Group Non-Core	761	1,220	1,355
Other Insurance	30	299	361
Total CNA Financial	7,799	9,886	10,382
Diamond Offshore	3,486	2,617	2,102
HighMount	770	274
Boardwalk Pipeline	848	671	618
Loews Hotels	380	384	371
Corporate and other	(36)	470	371
Total	$13,247	$14,302	$13,844

Income (loss) before income tax and minority interest (a)(b):

CNA Financial:
Standard Lines	$(205)	$728	$726
Specialty Lines	495	902	1,005
Life & Group Non-Core	(587)	(351)	(113)
Other Insurance	(253)	(45)	49
Total CNA Financial	(550)	1,234	1,667
Diamond Offshore	1,843	1,239	960
HighMount	(890)	92
Boardwalk Pipeline	292	229	198
Loews Hotels	62	60	48
Corporate and other	(170)	341	231
Total	$587	$3,195	$3,104

Net income (loss) (a)(b):

CNA Financial:
Standard Lines	$(85)	$449	$446
Specialty Lines	266	503	596
Life & Group Non-Core	(309)	(174)	(43)
Other Insurance	(140)	(8)	43
Total CNA Financial	(268)	770	1,042
Diamond Offshore	612	396	352
HighMount	(575)	57
Boardwalk Pipeline	125	106	103
Loews Hotels	40	36	29
Corporate and other	(116)	222	150
Income (loss) from continuing operations	(182)	1,587	1,676
Discontinued operations, net	4,712	902	815
Total	$4,530	$2,489	$2,491

Notes to Consolidated Financial Statements
Note 24. Business Segments – (Continued)

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and minority interest and Net income (loss) are as follows:

Year Ended December 31	2008	2007	2006

Revenues and income (loss) before income tax and minority
interest:

CNA Financial:
Standard Lines	$(487)	$(149)	$72
Specialty Lines	(289)	(81)	32
Life & Group Non-Core	(363)	(56)	(51)
Other Insurance	(158)	(24)	39
Total CNA Financial	(1,297)	(310)	92
Corporate and other	3	175	10
Total	$(1,294)	$(135)	$102

Net income (loss):

CNA Financial:
Standard Lines	$(285)	$(87)	$41
Specialty Lines	(167)	(47)	23
Life & Group Non-Core	(212)	(33)	(30)
Other Insurance	(92)	(13)	29
Total CNA Financial	(756)	(180)	63
Corporate and other	2	113	6
Total	$(754)	$(67)	$69

(b)	Income taxes and interest expense are as follows:

Year Ended December 31	2008		2007		2006
	Income	Interest	Income	Interest	Income	Interest
	Taxes	Expense	Taxes	Expense	Taxes	Expense

CNA Financial:
Standard Lines	$(108)		$223		$232
Specialty Lines	141	$2	289	$3	300	$5
Life & Group Non-Core	(243)	23	(155)	23	(66)	23
Other Insurance	(96)	109	(36)	114	8	103
Total CNA Financial	(306)	134	321	140	474	131
Diamond Offshore	582	10	429	19	285	24
HighMount	(315)	76	46	32
Boardwalk Pipeline	79	58	68	61	65	62
Loews Hotels	22	11	24	11	19	12
Corporate and other	(55)	56	107	55	81	75
Total	$7	$345	$995	$318	$924	$304

Notes to Consolidated  Financial Statements
Note 24. Business Segments – (Continued)

	Investments		Receivables		Total Assets
December 31	2008	2007	2008	2007	2008	2007

CNA Financial	$34,980	$41,789	$10,290	$10,672	$51,624	$56,719
Diamond Offshore	701	633	575	523	4,955	4,371
HighMount	46	34	225	136	4,012	4,421
Boardwalk Pipeline	313	316	92	87	6,817	4,142
Loews Hotels	70	58	23	22	496	499
Corporate and eliminations	2,340	3,839	467	29	1,953	5,963
Total	$38,450	$46,669	$11,672	$11,469	$69,857	$76,115

Note 25. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at December 31, 2008 and 2007, and consolidating statements of income information for the years ended December 31, 2008, 2007 and 2006. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and minority interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, assets and liabilities of discontinued operations of Lorillard and Bulova and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Notes to Consolidated Financial Statements
Note 25. Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
December 31, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$34,980	$701	$46	$313	$70	$2,340		$38,450
Cash	85	36	1	2	2	5		131
Receivables	10,290	575	225	92	23	482	$(15)	11,672
Property, plant and equipment	327	3,413	2,771	5,972	350	43		12,876
Deferred income taxes	3,532		306				(907)	2,931
Goodwill and other intangible assets	105	20	584	163	3			875
Investments in capital stocks of subsidiaries						11,973	(11,973)	-
Other assets	796	210	79	275	48	6	(1)	1,413
Deferred acquisition costs of insurance subsidiaries	1,125							1,125
Separate account business	384							384
Total assets	$51,624	$4,955	$4,012	$6,817	$496	$14,849	$(12,896)	$69,857

Liabilities and Shareholders’ Equity:

Insurance reserves	$38,771						$(1)	$38,770
Payable to brokers	124	$37	$191		$1	$326		679
Collateral on loaned securities	6							6
Short term debt					71			71
Long term debt	2,058	504	1,715	$2,889	155	866		8,187
Reinsurance balances payable	316							316
Deferred income taxes		450		103	46	308	(907)	-
Liabilities of discontinued operations	6							6
Other liabilities	2,726	579	188	571	12	255	(15)	4,316
Separate account business	384							384
Total liabilities	44,391	1,570	2,094	3,563	285	1,755	(923)	52,735
Minority interest	952	1,660		1,384				3,996
Shareholders’ equity	6,281	1,725	1,918	1,870	211	13,094	(11,973)	13,126
Total liabilities and shareholders’ equity	$51,624	$4,955	$4,012	$6,817	$496	$14,849	$(12,896)	$69,857

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

Notes to Consolidated Financial Statements
Note 25. Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Year Ended December 31, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,151						$(1)	$7,150
Net investment income	1,619	$12		$3	$1	$(54)		1,581
Intercompany interest and dividends						1,263	(1,263)	-
Investment gains (losses)	(1,297)	1						(1,296)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		3,476						3,476
Other	326	(2)	$770	845	379	16		2,334
Total	7,799	3,487	770	848	380	1,227	(1,264)	13,247

Expenses:

Insurance claims and policyholders’ benefits	5,723							5,723
Amortization of deferred acquisition costs	1,467							1,467
Contract drilling expenses		1,185						1,185
Other operating expenses	1,025	448	411	498	307	79	(1)	2,767
Impairment of natural gas and oil properties			691					691
Impairment of goodwill			482					482
Interest	134	10	76	58	11	56		345
Total	8,349	1,643	1,660	556	318	135	(1)	12,660
Income (loss) before income tax and minority interest	(550)	1,844	(890)	292	62	1,092	(1,263)	587

Income tax expense (benefit)	(306)	582	(315)	79	22	(55)		7
Minority interest	24	650		88				762
Total	(282)	1,232	(315)	167	22	(55)	-	769
Income (loss) from continuing operations	(268)	612	(575)	125	40	1,147	(1,263)	(182)
Discontinued operations, net:
Results of operations	9					341		350
Gain on disposal						4,362		4,362
Net income (loss)	$(259)	$612	$(575)	$125	$40	$5,850	$(1,263)	$4,530

Notes to Consolidated Financial Statements
Note 25. Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Year Ended December 31, 2007	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,484						$(2)	$7,482
Net investment income	2,433	$34		$21	$2	$295		2,785
Intercompany interest and dividends						1,844	(1,844)	-
Investment gains (losses)	(310)	2	$32					(276)
(Loss) gain on issuance of subsidiary stock		(3)				144		141
Contract drilling revenues		2,506						2,506
Other	279	77	274	650	382	2		1,664
Total	9,886	2,616	306	671	384	2,285	(1,846)	14,302

Expenses:

Insurance claims and policyholders’ benefits	6,009							6,009
Amortization of deferred acquisitioncosts	1,520							1,520
Contract drilling expenses		1,004						1,004
Other operating expenses	983	355	150	381	313	76	(2)	2,256
Interest	140	19	32	61	11	55		318
Total	8,652	1,378	182	442	324	131	(2)	11,107
Income before income tax and minority interest	1,234	1,238	124	229	60	2,154	(1,844)	3,195

Income tax expense	321	429	46	68	24	107		995
Minority interest	143	415		55				613
Total	464	844	46	123	24	107	-	1,608
Income from continuing operations	770	394	78	106	36	2,047	(1,844)	1,587
Discontinued operations, net	(5)					907		902
Net income	$765	$394	$78	$106	$36	$2,954	$(1,844)	$2,489

Notes to Consolidated Financial Statements
Note 25. Consolidating Financial Information – (Continued)

Loews Corporation
Consolidating Statement of Income Information

	CNA	Diamond	Boardwalk	Loews	Corporate
Year Ended December 31, 2006	Financial	Offshore	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$7,603						$7,603
Net investment income	2,412	$38	$4	$1	$351		2,806
Intercompany interest and dividends					1,306	$(1,306)	-
Investment gains (losses)	90				3		93
Gain on issuance of subsidiary stock	2				7		9
Contract drilling revenues		1,987					1,987
Other	275	77	614	370	10		1,346
Total	10,382	2,102	618	371	1,677	(1,306)	13,844

Expenses:

Insurance claims and policyholders’ benefits	6,047						6,047
Amortization of deferred acquisition costs	1,534						1,534
Contract drilling expenses		805					805
Other operating expenses	1,016	313	358	311	65		2,063
Restructuring and other related charges	(13)						(13)
Interest	131	24	62	12	75		304
Total	8,715	1,142	420	323	140	-	10,740
Income before income tax and minority interest	1,667	960	198	48	1,537	(1,306)	3,104

Income tax expense	474	285	65	19	81		924
Minority interest	151	323	30				504
Total	625	608	95	19	81	-	1,428
Income from continuing operations	1,042	352	103	29	1,456	(1,306)	1,676
Discontinued operations, net	(26)				841		815
Net income	$1,016	$352	$103	$29	$2,297	$(1,306)	$2,491

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure.

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2008. The independent registered public accounting firm of the Company reported on the effectiveness of internal control over financial reporting as of December 31, 2008. Management’s report and the independent registered public accounting firm’s report are included in Item 5 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2008, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Page
Number
2. Financial Statement Schedules:

Loews Corporation and Subsidiaries:
Schedule I–Condensed financial information of Registrant as of December 31, 2008 and 2007
and for the years ended December 31, 2008, 2007 and 2006	L–1

Schedule II–Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and
2006	L–3
Schedule V–Supplemental information concerning property and casualty insurance operations for
the years ended December 31, 2008, 2007 and 2006	L–4

		Exhibit
	Description	Number

	3. Exhibits:

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation of the Registrant, dated April 16, 2002, incorporated herein by reference to Exhibit 3 to registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	3.01

	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed August 3, 2006	3.02

	By-Laws of the Registrant as amended through October 9, 2007, incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 10-Q filed October 31, 2007	3.03

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	The Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4)(iii) of Regulation S-K.

(10)	Material Contracts

	Loews Corporation Deferred Compensation Plan amended and restated as of January 1, 2008	10.01*

	Amended and Restated Loews Corporation Incentive Compensation Plan for Executive Officers, incorporated herein by reference to Exhibit A to Registrant’s Definitive Proxy Statement filed on April 2, 2007	10.02

Exhibit
Description	Number

Loews Corporation 2000 Stock Option Plan, as amended through April 10, 2007, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007	10.03

Separation Agreement, dated as of May 7, 2008, by and among Registrant, Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008	10.04

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.05

Amendment dated February 10, 2009 to Employment Agreement between Registrant and Andrew H. Tisch	10.06*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.07

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.33 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.08

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Andrew H. Tisch, incorporated herein by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.09

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.22 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.10

Amendment dated February 10, 2009 to Employment Agreement between Registrant and James S. Tisch	10.11*

Supplemental Retirement Agreement dated January 1, 2002 between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.12

Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.35 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.13

Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and James S. Tisch, incorporated herein by reference to Exhibit 10.34 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.14

Amended and Restated Employment Agreement dated as of February 25, 2008 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.26 to Registrant’s Report on Form 10-K for the year ended December 31, 2007	10.15

		Exhibit
	Description	Number

	Amendment dated February 10, 2009 to Employment Agreement between Registrant and Jonathan M. Tisch	10.16*

	Supplemental Retirement Agreement dated January 1, 2002 between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K for the year ended December 31, 2001	10.17

	Amendment No. 1 dated January 1, 2003 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.37 to Registrant’s Report on Form 10-K for the year ended December 31, 2002	10.18

	Amendment No. 2 dated January 1, 2004 to Supplemental Retirement Agreement between Registrant and Jonathan M. Tisch, incorporated herein by reference to Exhibit 10.41 to Registrant’s Report on Form 10-K for the year ended December 31, 2003	10.19

	Supplemental Retirement Agreement dated March 24, 2000 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.01 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000	10.20

	First Amendment to Supplemental Retirement Agreement dated June 30, 2001 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002	10.21

	Second Amendment to Supplemental Retirement Agreement dated March 25, 2003 between Registrant and Peter W. Keegan and Third Amendment to Supplemental Retirement Agreement dated March 31, 2004 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.44 to Registrant’s Report on Form 10-K for the year ended December 31, 2005	10.22

	Fourth Amendment to Supplemental Retirement Agreement dated December 6, 2005 between Registrant and Peter W. Keegan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed December 7, 2005	10.23

	Forms of Stock Option Certificates for grants to executive officers and other employees and to non-employee directors pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, to Registrant’s Report on Form 8-K filed September 27, 2004	10.24

	Form of Award Certificate for grants of stock appreciation rights to executive officers and other employees pursuant to the Loews Corporation 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed January 31, 2006	10.25

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21.01*

(23)	Consent of Experts and Counsel

	Consent of Deloitte & Touche LLP	23.01*

	Consent of Ryder Scott Company, L.P.	23.02*

Exhibit
	Description	Number

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.01*

	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.02*

(32)	Section 1350 Certifications

	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.01*

	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.02*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOEWS CORPORATION

Dated:	February 25, 2009	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	February 25, 2009	By	/s/ James S. Tisch
(James S. Tisch, President,
Chief Executive Officer and Director)

Dated:	February 25, 2009	By	/s/ Peter W. Keegan
(Peter W. Keegan, Senior Vice President and
Chief Financial Officer)

Dated:	February 25, 2009	By	/s/ Mark S. Schwartz
(Mark S. Schwartz, Controller)

Dated:	February 25, 2009	By	/s/ Ann E. Berman
(Ann E. Berman, Director)

Dated:	February 25, 2009	By	/s/ Joseph L. Bower
(Joseph L. Bower, Director)

Dated:	February 25, 2009	By	/s/ Charles M. Diker
(Charles M. Diker, Director)

Dated:	February 25, 2009	By	/s/ Paul J. Fribourg
(Paul J. Fribourg, Director)

Dated:	February 25, 2009	By	/s/ Walter L. Harris
(Walter L. Harris, Director)

Dated:	February 25, 2009	By	/s/ Philip A. Laskawy
(Philip A. Laskawy, Director)

Dated:	February 25, 2009	By	/s/ Ken Miller
(Ken Miller, Director)

Dated:	February 25, 2009	By	/s/ Gloria R. Scott
(Gloria R. Scott, Director)

Dated:	February 25, 2009	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated:	February 25, 2009	By	/s/ Jonathan M. Tisch
(Jonathan M. Tisch, Director)

SCHEDULE I

Condensed Financial Information of Registrant

LOEWS CORPORATION
BALANCE SHEETS

ASSETS

December 31	2008	2007
(In millions)

Current assets, principally investment in short term instruments	$1,805	$2,629
Investments in securities	973	1,290
Investments in capital stocks of subsidiaries, at equity	11,973	14,967
Other assets	21	20
Total assets	$14,772	$18,906

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$465	$193
Long term debt	866	866
Deferred income tax and other	315	256
Total liabilities	1,646	1,315
Shareholders’ equity	13,126	17,591
Total liabilities and shareholders’ equity	$14,772	$18,906

STATEMENTS OF INCOME

Year Ended December 31	2008	2007	2006
(In millions)

Revenues:
Equity in income (loss) of subsidiaries (a)	$(12)	$1,425	$1,540
Investment gains		3	1
Gain on issuance of subsidiary stock	2	141	9
Interest and other	(42)	293	366
Total	(52)	1,862	1,916
Expenses:
Administrative	82	81	61
Interest	56	55	75
Total	138	136	136
	(190)	1,726	1,780
Income tax expense (benefit)	(8)	139	104
Income (loss) from continuing operations	(182)	1,587	1,676
Discontinued operations, net:
Results of operations	350	902	815
Gain on disposal	4,362
Net income	$4,530	$2,489	$2,491

SCHEDULE I
(Continued)

Condensed Financial Information of Registrant

LOEWS CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended December 31	2008	2007	2006
(In millions)

Operating Activities:
Net income	$4,530	$2,489	$2,491
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
(Income) loss from discontinued operations	(4,712)	(902)	(815)
Undistributed (earnings) losses of affiliates	1,312	459	(219)
Investment (gains) losses	(2)	(144)	(10)
Provision for deferred income taxes	(62)	8	41
Changes in operating assets and liabilities–net:
Receivables	(2)	20	13
Accounts payable and accrued liabilities	5	(661)	560
Federal income taxes	40	(74)	(69)
Trading securities	(728)	1,180	(1,811)
Other, net	5	10	2
	386	2,385	183

Investing Activities:
Investments and advances to subsidiaries	(2,548)	(2,440)	(269)
Change in short term investments	2,156	1,810	(1,944)
Change in collateral on loaned securities		(751)	751
Redemption of CNA preferred stock			750
Proceeds from sale of business	263
Other	(3)	(13)
	(132)	(1,394)	(712)

Financing Activities:
Dividends paid	(219)	(331)	(308)
Issuance of common stock	4	8	1,642
Purchases of treasury shares	(33)	(672)	(510)
Excess tax benefits from share-based payment arrangements	2	6	5
Principal payments on debt			(300)
	(246)	(989)	529

Net change in cash	8	2	-
Cash, beginning of year	2
Cash, end of year	$10	$2	$-
________
Note:

(a)	Cash dividends paid to the Company by affiliates amounted to $1,263, $1,844 and $1,306 for the years ended December 31, 2008, 2007 and 2006, respectively.

SCHEDULE II

LOEWS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
(In millions)
	For the Year Ended December 31, 2008

Deducted from assets:
Allowance for doubtful accounts	$798	$10		$158	$650
Total	$798	$10		$158	$650

	For the Year Ended December 31, 2007

Deducted from assets:
Allowance for doubtful accounts	$859	$32	$2	$95	$798
Total	$859	$32	$2	$95	$798

	For the Year Ended December 31, 2006

Deducted from assets:
Allowance for doubtful accounts	$966	$72	$1	$180	$859
Allowance for deferred taxes	31			31	-
Total	$997	$72	$1	$211	$859

SCHEDULE V

LOEWS CORPORATION AND SUBSIDIARIES

Supplemental Information Concerning Property and Casualty Insurance Operations

Consolidated Property and Casualty Operations

December 31	2008	2007
(In millions)

Deferred acquisition costs	$1,125	$1,161
Reserves for unpaid claim and claim adjustment expenses	27,475	28,415
Discount deducted from claim and claim adjustment expense
reserves above (based on interest rates ranging from 3.0% to 7.5%)	1,620	1,636
Unearned premiums	3,406	3,598

Year Ended December 31	2008	2007	2006
(In millions)

Net written premiums	$7,090	$7,382	$7,655
Net earned premiums	7,149	7,481	7,595
Net investment income	1,547	2,180	2,035
Incurred claim and claim adjustment expenses related to current
year	5,189	4,937	4,837
Incurred claim and claim adjustment expenses related to prior years	(7)	220	332
Amortization of deferred acquisition costs	1,467	1,520	1,534
Paid claim and claim adjustment expenses	5,327	5,282	4,165