Form 10-Q
period 2009-03-31
LOEWS CORP
filed 2009-05-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	Not Applicable	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at April 24, 2009
Common stock, $0.01 par value	435,185,470 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	3
March 31, 2009 and December 31, 2008

Consolidated Condensed Statements of Operations	4
Three months ended March 31, 2009 and 2008

Consolidated Condensed Statements of Comprehensive Income (Loss)	5
Three months ended March 31, 2009 and 2008

Consolidated Condensed Statements of Equity	6
March 31, 2009 and 2008

Consolidated Condensed Statements of Cash Flows	7
Three months ended March 31, 2009 and 2008

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	75

Item 4. Controls and Procedures	75

Part II. Other Information	76

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 6. Exhibits	76

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $33,523 and $34,767	$28,755	$29,451
Equity securities, cost of $1,083 and $1,402	1,001	1,185
Limited partnership investments	1,768	1,781
Other investments	4	4
Short term investments	7,563	6,029
Total investments	39,091	38,450
Cash	138	131
Receivables	11,334	11,672
Property, plant and equipment	12,160	12,892
Deferred income taxes	3,145	2,928
Goodwill and other intangible assets	875	875
Other assets	1,416	1,413
Deferred acquisition costs of insurance subsidiaries	1,132	1,125
Separate account business	376	384
Total assets	$69,667	$69,870

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$27,243	$27,593
Future policy benefits	7,634	7,529
Unearned premiums	3,461	3,405
Policyholders’ funds	253	243
Total insurance reserves	38,591	38,770
Payable to brokers	869	679
Collateral on loaned securities and derivatives	51	6
Short term debt	18	71
Long term debt	8,402	8,187
Reinsurance balances payable	344	316
Other liabilities	4,120	4,322
Separate account business	376	384
Total liabilities	52,771	52,735
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 per value:
Authorized – 1,800,000,000 shares
Issued and outstanding – 435,159,670 and 435,091,667 shares	4	4
Additional paid-in capital	3,896	3,340
Earnings retained in the business	12,700	13,375
Accumulated other comprehensive income (loss)	(3,229)	(3,586)
Total shareholders’ equity	13,371	13,133
Noncontrolling interests	3,525	4,002
Total equity	16,896	17,135
Total liabilities and equity	$69,667	$69,870

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2009	2008
(In millions, except per share data)

Revenues:
Insurance premiums	$1,672	$1,812
Net investment income	447	479
Investment losses	(531)	(51)
Contract drilling revenues	856	770
Other	579	602
Total	3,023	3,612

Expenses:
Insurance claims and policyholders’ benefits	1,342	1,389
Amortization of deferred acquisition costs	349	368
Contract drilling expenses	294	285
Impairment of natural gas and oil properties	1,036
Other operating expenses	776	619
Interest	94	89
Total	3,891	2,750
Income (loss) before income tax	(868)	862
Income tax (expense) benefit	395	(253)
Income (loss) from continuing operations	(473)	609
Discontinued operations, net		253
Net income (loss)	(473)	862
Deduct amounts attributable to noncontrolling interests	(174)	(200)
Net income (loss) attributable to Loews Corporation	$(647)	$662

Net income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$(647)	$409
Discontinued operations, net		146
Loews common stock	(647)	555
Former Carolina Group stock - discontinued operations, net		107
Total	$(647)	$662

Basic and diluted net income (loss) per Loews common share:
Income (loss) from continuing operations	$(1.49)	$0.77
Discontinued operations, net		0.28
Net income (loss)	$(1.49)	$1.05

Basic and diluted net income per former Carolina Group share:
Discontinued operations, net	$-	$0.98

Basic weighted average number of shares outstanding:
Loews common stock	435.12	529.70
Former Carolina Group stock	-	108.47

Diluted weighted average number of shares outstanding:
Loews common stock	435.12	530.90
Former Carolina Group stock	-	108.61

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Three Months Ended March 31	2009	2008
(In millions)

Net income (loss)	$(473)	$862

Other comprehensive income (loss)
Changes in:
Unrealized gains (losses) on investments	399	(856)
Unrealized gains (losses) on cash flow hedges	15	(135)
Foreign currency	(7)	(19)
Pension liability	(1)	(7)

Other comprehensive income (loss)	406	(1,017)

Comprehensive income (loss)	(67)	(155)

Deduct amounts attributable to noncontrolling interests	(223)	(101)

Total comprehensive income (loss) attributable to Loews Corporation	$(290)	$(256)

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

			Loews Corporation Shareholders
				Former		Earnings	Accumulated	Common
		Comprehensive	Loews	Carolina	Additional	Retained	Other	Stock
		Income	Common	Group	Paid-in	in the	Comprehensive	Held in	Noncontrolling
	Total	(Loss)	Stock	Stock	Capital	Business	Income (Loss)	Treasury	Interests
(In millions, except per share data)

Balance, January 1, 2008, as reported	$21,489		$5	$1	$3,967	$13,691	$(65)	$(8)	$3,898
Adjustment to initially apply FASB
Staff Position No. APB 14-1,
“Accounting for Convertible Debt
Instruments That May Be Settled
in Cash Upon Conversion”	13				57	(50)			6
Balance, January 1, 2008, as restated	21,502		5	1	4,024	13,641	(65)	(8)	3,904
Purchase of subsidiary shares from
noncontrolling interests	(95)								(95)
Comprehensive income (loss):
Net income	$862	$862				662			200
Other comprehensive loss	(1,017)	(1,017)					(918)		(99)
Comprehensive loss	$(155)	$(155)
Dividends paid	(200)					(82)			(118)
Issuance of Loews common stock	1				1
Stock-based compensation	6				5				1
Other	(1)					(2)			1
Balance, March 31, 2008	$21,058		$5	$1	$4,030	$14,219	$(983)	$(8)	$3,794

Balance, January 1, 2009, as reported	$17,122		$4	$-	$3,283	$13,425	$(3,586)	$-	$3,996
Adjustment to initially apply FASB
Staff Position No. APB 14-1	13				57	(50)			6
Balance, January 1, 2009, as restated	17,135		4	-	3,340	13,375	(3,586)	-	4,002
Adjustment to initially apply Statement of
Financial Accounting Standards
No. 160, “Noncontrolling Interests in
Consolidated Financial Statements”					536				(536)
Balance, January 1, 2009, as adjusted	17,135		4	-	3,876	13,375	(3,586)	-	3,466
Purchase of subsidiary shares from
noncontrolling interests	(2)				15				(17)
Comprehensive loss:
Net loss	$(473)	$(473)				(647)			174
Other comprehensive income	406	406					357		49
Comprehensive loss	$(67)	$(67)
Dividends paid	(188)					(27)			(161)
Issuance of Loews common stock	1				1
Stock-based compensation	5				4				1
Other	12					(1)			13
Balance, March 31, 2009	$16,896		$4	$-	$3,896	$12,700	$(3,229)	$-	$3,525

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2009	2008
(In millions)

Operating Activities:

Net income (loss)	$(473)	$862
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities, net	1,360	32
Changes in operating assets and liabilities, net:
Reinsurance receivables	16	140
Other receivables	76	(117)
Federal income tax	26	164
Prepaid reinsurance premiums	(17)	(22)
Deferred acquisition costs	(7)	3
Insurance reserves	(139)	(41)
Reinsurance balances payable	28	(5)
Other liabilities	(161)	(346)
Trading securities	457	421
Other, net	(19)	(106)
Net cash flow operating activities - continuing operations	1,147	985
Net cash flow operating activities - discontinued operations	(9)	502
Net cash flow operating activities - total	1,138	1,487

Investing Activities:

Purchases of fixed maturities	(7,079)	(11,231)
Proceeds from sales of fixed maturities	7,046	10,262
Proceeds from maturities of fixed maturities	827	1,038
Purchases of equity securities	(134)	(56)
Proceeds from sales of equity securities	146	28
Purchases of property, plant and equipment	(567)	(839)
Change in collateral on loaned securities and derivatives	45	815
Change in short term investments	(1,457)	(1,170)
Change in other investments	56	(128)
Other, net		8
Net cash flow investing activities - continuing operations	(1,117)	(1,273)
Net cash flow investing activities - discontinued operations,
including proceeds from dispositions	9	43
Net cash flow investing activities - total	(1,108)	(1,230)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2009	2008
(In millions)

Financing Activities:

Dividends paid	$(27)	$(82)
Dividends paid to noncontrolling interests	(161)	(118)
Purchases of treasury shares by subsidiary		(70)
Issuance of common stock	1	1
Principal payments on debt	(10)	(304)
Issuance of debt	171	385
Receipts of investment contract account balances	1	1
Return of investment contract account balances	(8)	(14)
Excess tax benefits from share-based payment arrangements		1
Other	12
Net cash flow financing activities - continuing operations	(21)	(200)
Net cash flow financing activities - discontinued operations
Net cash flow financing activities - total	(21)	(200)

Effect of foreign exchange rate on cash - continuing operations	(2)	(1)

Net change in cash	7	56
Net cash transactions from:
Continuing operations to discontinued operations		556
Discontinued operations to continuing operations		(556)
Cash, beginning of period	131	160
Cash, end of period	$138	$216

Cash, end of period:
Continuing operations	$138	$207
Discontinued operations		9
Total	$138	$216

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 74% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) –Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). Accordingly, amounts related to Lorillard have been reclassified and are reported as Discontinued Operations. See Note 13 and the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008 and the results of operations, comprehensive income (loss) and changes in cash flows for the three months ended March 31, 2009 and 2008.

Net income (loss) for the first quarter of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Accounting changes – In December of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the Consolidated Financial Statements. Therefore, the Noncontrolling interest in the equity section includes the appropriate reclassification of balances for CNA, Diamond Offshore and Boardwalk Pipeline formerly recognized as Minority interest liability on the Consolidated Balance Sheets. Moreover, SFAS No. 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. Prior to the adoption of SFAS No. 160, the Company recorded a gain on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold. Upon adoption of SFAS No. 160, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($536 million at January 1, 2009) were recognized in Additional paid-in capital, which previously were included in minority interest liability in the Consolidated Condensed Balance Sheets.

In February of 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of SFAS No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As of January 1, 2009, the Company adopted the provisions of SFAS No. 157 as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purposes of impairment testing and asset retirement obligations. The adoption of these provisions had no impact on the Company’s financial condition or results of operations.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company’s adoption of SFAS No. 161 had no impact on its financial condition or results of operations. See Note 4.

In May of 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, the Company’s Consolidated Condensed Financial Statements have been retrospectively adjusted to reflect the effect of adoption of FSP No. APB 14-1. The adoption of FSP No. APB 14-1 increased Property, plant and equipment $16 million, Total assets $13 million and Total equity $13 million and decreased Deferred income taxes $3 million at January 1, 2009 and 2008. The adoption of FSP No. APB 14-1 had no effect on previously stated basic and diluted earnings per share.

New accounting pronouncements not yet adopted –In April of 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim and fiscal periods beginning after June 15, 2009. The Company’s adoption of this standard will not impact the financial condition or results of operations of the Company.

In April of 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the criteria for the recognition of other-than-temporary impairment (“OTTI”) losses for debt securities and requires that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all OTTI losses are recorded in earnings in the period of recognition. This FSP also expands and increases the frequency of existing disclosures. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and requires a cumulative effect adjustment of initially applying the FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company is currently assessing the impact FSP No. FAS 115-2 and FAS 124-2 will have on its financial condition and results of operations.

In April of 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact FSP No. FAS 157-4 will have on its financial condition and results of operations.

2.  Investments

Three Months Ended March 31	2009	2008
(In millions)

Net investment income consisted of:

Fixed maturity securities	$475	$518
Short term investments	11	53
Limited partnerships	(70)	(39)
Equity securities	14	5
Trading portfolio	26	(52)
Other	3	12
Total investment income	459	497
Investment expenses	(12)	(18)
Net investment income	$447	$479

Investment gains (losses) are as follows:

Fixed maturities	$(358)	$(2)
Equity securities	(216)	(15)
Derivative instruments	31	(44)
Short term investments	14	2
Other	(2)	8
Investment losses	(531)	(51)
Income tax benefit	186	18
Add amounts attributable to noncontrolling interests	35	4
Investment losses, net - Loews	$(310)	$(29)

OTTI losses of $614 million were recorded primarily in the non-redeemable preferred securities, asset-backed bonds and corporate and other taxable bonds sectors for the three months ended March 31, 2009. This compared to OTTI losses of $86 million recorded primarily in the asset-backed bond sector for the three months ended March 31, 2008.

The OTTI losses were driven primarily by further deterioration in certain sectors of the investment portfolio, the continued disruption of the financial and credit markets and CNA’s change in outlook of economic conditions for the three months ended March 31, 2009. These circumstances were evidenced by rating agency downgrades and deterioration of underlying collateral in certain asset-backed securities.

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI losses, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

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

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. The Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments and (v) general market conditions and industry or sector specific outlook.

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

For securities considered to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in Investment gains (losses) on the Consolidated Condensed Statements of Operations.

CNA’s assertion to hold until a recovery in value takes into account a view on the estimated recovery horizon which in some cases may include maturity. Given the prolonged nature of the current market downturn, the duration and severity of the unrealized losses has progressed well beyond historical norms. The Company will continue to monitor these unrealized losses and will assess all facts and circumstances as they become known which may result in changes to the conclusions reached based on current facts and circumstances and additional OTTI losses.

The amortized cost and fair values of securities are as follows:

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	12 Months
March 31, 2009	Cost	Gains	12 Months	or Greater	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations
of government agencies	$1,056	$62	$21		$1,097
Asset-backed securities	9,113	48	409	$1,465	7,287
States, municipalities and political
subdivisions-tax exempt	9,268	119	186	730	8,471
Corporate and other debt	13,683	222	827	1,524	11,554
Redeemable preferred stocks	69	1	12	6	52
Fixed maturities available-for-sale	33,189	452	1,455	3,725	28,461
Fixed maturities, trading	334	1	15	26	294
Total fixed maturities	33,523	453	1,470	3,751	28,755
Equity securities:
Equity securities available-for-sale	786	203	5	255	729
Equity securities, trading	297	66	49	42	272
Total equity securities	1,083	269	54	297	1,001
Short term investments:
Short term investments available-for-sale	5,955	4	3		5,956
Short term investments, trading	1,607				1,607
Total short term investments	7,562	4	3	-	7,563
Total	$42,168	$726	$1,527	$4,048	$37,319

			Gross Unrealized Losses
	Amortized	Unrealized	Less Than	12 Months
December 31, 2008	Cost	Gains	12 Months	or Greater	Fair Value
(In millions)

Fixed maturity securities:
U.S. government and obligations of
government agencies	$2,862	$69	$1		$2,930
Asset-backed securities	9,670	24	961	$969	7,764
States, municipalities and political
subdivisions-tax exempt	8,557	90	609	623	7,415
Corporate and other debt	12,993	275	1,164	1,374	10,730
Redeemable preferred stocks	72	1	23	3	47
Fixed maturities available-for-sale	34,154	459	2,758	2,969	28,886
Fixed maturities, trading	613	1	19	30	565
Total fixed maturities	34,767	460	2,777	2,999	29,451
Equity securities:
Equity securities available-for-sale	1,018	195	16	324	873
Equity securities, trading	384	52	78	46	312
Total equity securities	1,402	247	94	370	1,185
Short term investments:
Short term investments available-for-sale	4,999	11	3		5,007
Short term investments, trading	1,022				1,022
Total short term investments	6,021	11	3	-	6,029
Total	$42,190	$718	$2,874	$3,369	$36,665

The following table summarizes the aggregate fair value and gross unrealized loss by length of time for available-for-sale fixed maturity securities, preferred stocks and common stocks that have been continuously in an unrealized loss position at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss
(In millions)

Available-for-sale fixed maturity securities:
Investment grade:
0-6 months	$3,324	$257	$6,749	$681
7-11 months	5,313	821	6,159	1,591
12-24 months	6,752	2,561	3,549	1,803
Greater than 24 months	1,623	479	1,778	509
Total investment grade available-for-sale	17,012	4,118	18,235	4,584

Non-investment grade:
0-6 months	369	76	853	290
7-11 months	756	289	374	173
12-24 months	1,235	668	1,078	647
Greater than 24 months	9	11	12	7
Total non-investment grade available-for-sale	2,369	1,044	2,317	1,117

Total fixed maturity securities available-for-sale	19,381	5,162	20,552	5,701

Redeemable and non-redeemable preferred stocks:
0-6 months	34	12	39	26
7-11 months	7	4	43	12
12-24 months	312	258	497	324
Total redeemable and non-redeemable preferred stocks
available-for-sale	353	274	579	362

Available-for-sale equity securities:
0-6 months	4	1	5	1
7-11 months	1
12-24 months	9	3	9	3
Greater than 24 months	3		3
Total equity securities available-for-sale	17	4	17	4
Total fixed maturity and equity securities
available-for-sale	$19,751	$5,440	$21,148	$6,067

At March 31, 2009, the fair value of the available-for-sale fixed maturity securities was $28,461 million, representing 72.8% of the total investment portfolio. The gross unrealized loss for any single issuer, other than those specific issuers discussed within the tax-exempt securities unrealized loss discussion below, was less than 0.3% of the carrying value of CNA’s total fixed maturity portfolio. The total fixed maturity portfolio gross unrealized losses included 2,103 securities which were, in aggregate, approximately 21.0% below amortized cost.

The gross unrealized losses on equity securities, consisting of common and non-redeemable preferred stocks, were $260 million, including 150 securities which were, in aggregate, approximately 45.0% below cost.

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings (“Fitch”) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Based on current facts and circumstances, the Company has determined that the securities presented in the above unrealized gain/loss tables were temporarily impaired when evaluated at March 31, 2009 and December 31, 2008, and therefore no related realized losses were recorded. A discussion of some of the factors reviewed in making that determination as of March 31, 2009 is presented below.

The market disruption that emerged in 2008 generally continued into the first quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the impact of these programs remains uncertain. Certain sectors of the financial markets began to show signs of improvement during the first quarter of 2009 while other sectors continued to lag. As a result, the Company incurred realized losses in its investment portfolio primarily driven by the continuing credit issues attributable to the asset-backed and financial sectors, which have adversely impacted its results of operations.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities are due to a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other collateral supporting securities in the Company’s portfolio.

The majority of the holdings in this category are collateralized mortgage obligations (“CMOs”), typically collateralized with prime residential mortgages, and corporate asset-backed structured securities (“ABS”). The holdings in these sectors include 471 securities in a gross unrealized loss position aggregating $1,873 million. The aggregate severity of the unrealized loss was approximately 24.8% of amortized cost. The contractual cash flows on the asset-backed structured securities are passed through, but may be structured into classes of preference. The securities in this category are modeled in order to evaluate the risks of default on the performance of the underlying collateral. Within this analysis multiple factors are analyzed including probable risk of default, loss severity upon a default, payment delinquency, over collateralization and interest coverage triggers, credit support from lower-rated tranches and rating agency actions amongst others. Securities are modeled against base-case and reasonable stress scenarios of probable default activity, given current market conditions, and then analyzed for potential impact to the Company’s particular holdings. The structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. OTTI losses of $196 million were recorded on asset-backed securities for the three months ended March 31, 2009. These losses were primarily attributable to adverse changes in the experience of certain underlying collateral and the resulting future expected default and recovery assumptions in the cash flow models.

The remainder of the holdings in this category includes mortgage-backed securities guaranteed by an agency of the U.S. Government. There were 195 agency mortgage-backed pass-through securities and 1 agency CMO in an unrealized loss position aggregating $1 million as of March 31, 2009. The cumulative unrealized losses on these securities were approximately 1.0% of amortized cost. These securities do not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. For the three months ended March 31, 2009, there were no OTTI losses recorded for mortgage-backed securities guaranteed by an agency of the U.S. Government.

The asset-backed securities in an unrealized loss position by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
March 31, 2009	Cost	Fair Value	Loss
(In millions)

AAA	$5,541	$4,519	$1,022
AA	643	354	289
A	434	185	249
BBB	320	225	95
Non-investment grade	609	390	219
Total	$7,547	$5,673	$1,874

The Company believes the decline in fair value is primarily attributable to broader deteriorating market conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2009.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector have improved during the first quarter of 2009; however, yields continue to be higher than expected relative to after tax returns on alternative classes. The holdings in this category include 676 securities. The aggregate severity of the total unrealized losses was approximately 14.1% of amortized cost.

The ratings distribution of tax-exempt securities in an unrealized loss position are as follows:

			Gross
	Amortized	Estimated	Unrealized
March 31, 2009	Cost	Fair Value	Loss
(In millions)

AAA	$1,968	$1,813	$155
AA	2,494	2,294	200
A	1,113	904	209
BBB	907	555	352
Total	$6,482	$5,566	$916

The portfolio consists primarily of special revenue and assessment bonds, representing 79.0% of the overall portfolio, followed by general obligation political subdivision bonds at 13.0%, and state general obligation bonds at 8.0%.

The largest exposures at March 31, 2009 as measured by unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with unrealized losses of $332 million and several separate issues of Puerto Rico Sales Tax revenue bonds with unrealized losses of $104 million. All of these securities are investment grade. Based on the Company’s current evaluation of these securities and its ability and intent to hold them until an anticipated recovery in value, the Company does not consider these to be other-than-temporarily impaired at March 31, 2009. There were no OTTI losses recorded for tax-exempt municipal securities for the three months ended March 31, 2009.

Corporate and Other Taxable Bonds

The holdings in this category include 754 securities in a gross unrealized loss position aggregating $2,351 million. The aggregate severity of the unrealized losses was approximately 23.9% of amortized cost.

The corporate and other taxable bonds in an unrealized loss position across industry sectors and by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
March 31, 2009	Cost	Fair Value	Loss
(In millions)

Communications	$1,498	$1,230	$268
Consumer, Cyclical	1,251	931	320
Consumer, Non-cyclical	971	810	161
Energy	1,061	880	181
Financial	2,345	1,495	850
Industrial	760	589	171
Utilities	1,171	952	219
Other	764	583	181
Total	$9,821	$7,470	$2,351

			Gross
	Amortized	Estimated	Unrealized
March 31, 2009	Cost	Fair Value	Loss
(In millions)

AAA	$130	$102	$28
AA	201	170	31
A	2,078	1,682	396
BBB	4,608	3,538	1,070
Non-investment grade	2,804	1,978	826
Total	$9,821	$7,470	$2,351

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $456 million and an aggregate amortized cost of $928 million.

The decline in fair value was primarily attributable to deterioration and volatility in the broader credit markets throughout 2008 that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. These conditions generally continued into 2009 but have improved slightly from the lows in 2008. The Company monitors the financial performance of the corporate bond issuers for potential factors that may cause a change in outlook and addresses securities that are deemed to be OTTI. Because these declines were not related to any issuer specific credit events, and because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, which may be maturity, the Company considers these investments to be temporarily impaired at March 31, 2009. For the three months ended March 31, 2009, OTTI losses of $190 million were recorded on corporate and other taxable bonds.

Preferred Stock

The unrealized losses on the Company’s investments in preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 83.0% of the gross unrealized losses in this category come from securities issued by financial institutions, 11.0% from utilities and 6.0% from entities in the communications sector. The holdings in this category include 27 securities in a gross unrealized loss position aggregating $274 million, with 93.0% of these unrealized losses attributable to non-redeemable preferred stocks.

Preferred stocks by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
March 31, 2009	Cost	Fair Value	Loss
(In millions)

A	$142	$68	$74
BBB	452	258	194
Non-investment grade	33	27	6
Total	$627	$353	$274

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company monitors this sector for all relevant news and believes, given current facts and circumstances, the remaining issuers in this sector with unrealized losses will recover in value. Because the Company has the ability and intent to hold these investments until an anticipated recovery of fair value, the Company considers these investments to be temporarily impaired at March 31, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and maintain their ability to pay dividends. For the three months ended March 31, 2009, there were OTTI losses of $225 million recorded on preferred stock including $188 million related to a major U.S. financial institution. The ratings of several preferred stock issues of this institution were downgraded to below investment grade during the first quarter of 2009.

Investment Commitments

As of March 31, 2009, the Company had committed approximately $277 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of March 31, 2009, the Company had commitments to purchase $22 million and sell $32 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of March 31, 2009, the Company had obligations on unfunded bank loan participations in the amount of $10 million.

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

The fair values of CNA’s life settlement contracts investments are included in Other assets. The fair values of discontinued operations investments are included in Other liabilities. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

March 31, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities	$284	$25,493	$2,978	$28,755
Equity securities	702	89	210	1,001
Short term investments	6,667	896		7,563
Receivables		195	13	208
Life settlement contracts			127	127
Separate account business	35	303	38	376
Payable to brokers	(161)	(217)	(71)	(449)
Discontinued operations investments	78	55	13	146

December 31, 2008

Fixed maturity securities	$2,358	$24,383	$2,710	$29,451
Equity securities	881	94	210	1,185
Short term investments	5,421	608		6,029
Receivables		182	40	222
Life settlement contracts			129	129
Separate account business	40	306	38	384
Payable to brokers	(168)	(260)	(112)	(540)
Discontinued operations investments	83	59	15	157

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fixed Maturity Securities	Equity Securities	Short Term Investments	Life Settlement Contracts	Separate Account Business	Discontinued Operations Investments	Derivative Financial Instruments, Net
(In millions)

Balance, January 1, 2009	$2,710	$210		$129	$38	$15	$(72)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income (loss)	(68)			11			18
Included in Accumulated
other comprehensive
income (loss)	62				1	(1)	(10)
Purchases, sales, issuances and
settlements	132			(13)	(1)	(1)	6
Net transfers in (out) of
Level 3	142
Balance, March 31, 2009	$2,978	$210	$-	$127	$38	$13	$(58)

Balance, January 1, 2008	$2,909	$199	$85	$115	$30	$42	$(19)
Total net realized gains (losses)
and net change in Unrealized
gains (losses) on investments:
Included in Net income (loss)	(43)	(2)		18			(31)
Included in Accumulated
other comprehensive
income (loss)	(215)	(1)					12
Purchases, sales, issuances and
settlements	1			(15)	(3)	(1)	(52)
Net transfers in (out) of
Level 3	(181)				20
Balance, March 31, 2008	$2,471	$196	$85	$118	$47	$41	$(90)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in Net income (loss) for Level 3 assets and liabilities measured at fair value on a recurring basis:

Three Months Ended March 31, 2009	Fixed Maturity Securities	Equity Securities	Life Settlement Contracts	Derivative Financial Instruments, Net	Total
(In millions)

Net investment income	$5				$5
Investment gains (losses)	(73)			$6	(67)
Other revenues			$11	12	23
Total	$(68)	$-	$11	$18	$(39)

Three Months Ended March 31, 2008

Net investment loss	$(2)				$(2)
Investment losses	(41)	$(2)		$(22)	(65)
Other revenues			$18	(9)	9
Total	$(43)	$(2)	$18	$(31)	$(58)

The tables below summarize changes in unrealized gains or losses recorded in Net income (loss) for Level 3 assets and liabilities measured at fair value on a recurring basis still held at March 31, 2009 and 2008.

Three Months Ended March 31, 2009	Fixed Maturity Securities	Equity Securities	Life Settlement Contracts	Derivative Financial Instruments, Net	Total
(In millions)

Investment gains (losses)	$(75)			$24	$(51)
Other revenues			$2		2
Total	$(75)	$-	$2	$24	$(49)

Three Months Ended March 31, 2008

Net investment loss	$(4)				$(4)
Investment losses	(43)	$(2)		$(84)	(129)
Other revenues			$4		4
Total	$(47)	$(2)	$4	$(84)	$(129)

Securities transferred into Level 3 for the three months ended March 31, 2009 relate primarily to structured securities with underlying auto loan collateral, included within fixed maturity securities.  These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs.  Unobservable inputs include estimates of future cash flows and the maturity assumption.

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

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.

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

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Brazilian reais, British pounds, Canadian dollars and the European Monetary Unit. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency futures and forwards. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.

In addition to the derivatives used for risk management purposes described above, the Company may also use derivatives for purposes of income enhancement. Income enhancement transactions are entered into with the intention of providing additional income or yield to a particular portfolio segment or instrument. Income enhancement transactions are limited in scope and primarily involve the sale of covered options in which the Company receives premium in exchange for selling a call or put option.

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

At March 31, 2009, the Company had $146 million notional value of outstanding CDS contracts where the Company sold credit protection. The maximum payment related to these CDS contracts is $146 million assuming there is no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The current fair value of these contracts is a liability of $74 million which represents the amount that the Company would have to pay to exit these derivative positions.

The table below summarizes credit default swap contracts where the Company sold credit protection. The largest single reference obligation in the table below represents 20.5% of the total notional value and is rated BB.

March 31, 2009	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years To Maturity
(In millions of dollars)

AAA/AA/A	$(13)	$38	18.0
BBB		25	0.7
BB	(27)	30	8.0
B	(1)	8	3.9
CCC and lower	(33)	45	4.2
Total	$(74)	$146	8.0

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $73 million at March 31, 2009 and primarily consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $10 million at March 31, 2009.

See Note 3 for information regarding the fair value of derivative instruments.

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. Equity options purchased are included in Equity securities, and all other derivative assets are reported as Receivable from brokers. Derivative liabilities are included in Payable to brokers on the Consolidated Condensed Balance Sheets. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.

March 31	2009
	Contractual/
	Notional	Estimated Fair Value
	Amount	Asset	(Liability)
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600		$(176)
Commodities:
Forwards – short	404	$168	(2)

Without hedge designation

Equity markets:
Options – purchased	178	67
– written	226		(52)
Currency forwards – short	102		(13)

Interest rate risk:
Commitments to purchase government and municipal securities	156
Interest rate swaps	1,009		(22)
Credit default swaps – purchased protection	390	34	(1)
– sold protection	146		(74)
Other	45	6	(1)
Total	$4,256	$275	$(341)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $6.1 billion in notional value while derivative termination activity totaled approximately $6.1 billion during the three months ended March 31, 2009. The activity during the quarter was primarily attributable to interest rate swaps, interest rate futures and interest rate options.

  A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Consolidated Condensed Statements of Operations.

Three Months Ended March 31	2009
(In millions)

Included in Net investment income:
Equity options – written	$5
Currency forwards – long	(8)
– short	7
Interest rate risk:
Credit default swaps – purchased protection	9
– sold protection	(6)
Options on government securities – short	11
Futures – long	5
Other	(3)

Included in Investment gains (losses):
Equity options – written	11
Interest rate risk:
Interest rate swaps	21
Credit default swaps – purchased protection	(9)
– sold protection	(6)
Futures – short	14
Total	$51

Cash flow hedges − A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of March 31, 2009, approximately 47.2 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. These derivatives have settlement dates in 2009 and 2010. The Company and certain of its subsidiaries also use interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. Any ineffectiveness is recorded currently in Investment gains (losses) in the Consolidated Condensed Statements of Operations. The effective portion of the hedges is amortized to interest expense over the term of the related notes. For the three months ended March 31, 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the effective portion of the net derivative gains or losses included in Accumulated other comprehensive income (loss) (“AOCI”) and the amount reclassified into Net income (loss) for derivatives designated as cash flow hedges:

Three Months Ended March 31, 2009	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Net income (loss)	Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)
(In Millions)

Commodities	$92	Other revenues	$74
Interest rate risks	(9)	Interest	(14)
Total	$83		$60

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $124 million with fair value liabilities of $108 million at March 31, 2009. These positions are marked to market and investment gains or losses are included in the Consolidated Condensed Statements of Operations.

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

Prior to the disposal of its entire ownership interest in Lorillard, the Company had two classes of common stock: former Carolina Group stock, a tracking stock intended to reflect the economic performance of a group of the Company’s assets and liabilities, called the former Carolina Group, principally consisting of Lorillard, Inc. and Loews common stock, representing the economic performance of the Company’s remaining assets, including the interest in the former Carolina Group not represented by former Carolina Group stock.

The attribution of income (loss) to each class of common stock for the three months ended March 31, 2009 and 2008 was as follows:

Three Months Ended March 31	2009	2008
(In millions, except %)

Loews common stock:

Consolidated net income (loss) - Loews	$(647)	$662
Less income attributable to former Carolina Group stock		107
Income (loss)	$(647)	$555

Former Carolina Group stock:

Income available to former Carolina Group stock		$171
Weighted average economic interest of the former Carolina Group		62.4%

Income attributable to former Carolina Group stock	$-	$107

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

Three Months Ended March 31	2009	2008
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	435.12	529.70
Stock options and stock appreciation rights (a)		1.20
Weighted average shares outstanding-diluted	435.12	530.90

Former Carolina Group stock:

Weighted average shares outstanding-basic		108.47
Stock options and stock appreciation rights		0.14
Weighted average shares outstanding-diluted	-	108.61

(a)
For the three months ended March 31, 2009, common equivalent shares, consisting solely of stock options and stock appreciation rights (“SARs”), are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

Certain options and SARs were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. The number of weighted average shares not included in the diluted computations is as follows:

Three Months Ended March 31	2009	2008

Loews common stock	5,602,771	1,173,372
Former Carolina Group stock		201,841

6. Receivables

	March 31,	December 31,
	2009	2008
(In millions)

Reinsurance	$7,545	$7,761
Other insurance	2,031	2,039
Receivable from brokers	632	936
Accrued investment income	389	360
Federal income taxes	420	382
Other	977	844
Total	11,994	12,322
Less: allowance for doubtful accounts on reinsurance receivables	365	366
allowance for other doubtful accounts	295	284
Receivables	$11,334	$11,672

7.  Property, Plant and Equipment

	March 31,	December 31,
	2009	2008
(In millions)

Land	$70	$70
Buildings and building equipment	633	635
Offshore drilling equipment	5,809	5,668
Machinery and equipment	1,288	1,375
Pipeline equipment	6,151	3,978
Natural gas and oil proved and unproved properties	3,432	3,345
Construction in process	286	2,210
Leaseholds and leasehold improvements	76	75
Total	17,745	17,356
Less accumulated depreciation, depletion and amortization	5,585	4,464
Property, plant and equipment	$12,160	$12,892

HighMount Impairment of Natural Gas and Oil Properties

At March 31, 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to its carrying value of natural gas and oil properties. The impairment was recorded as a credit to Accumulated depreciation, depletion and amortization. The write-down was the result of declines in commodity prices at March 31, 2009. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax).

Boardwalk Pipeline Expansion Projects

In the first quarter of 2009, Boardwalk Pipeline placed in service the remaining pipeline assets associated with the Southeast Expansion project. Boardwalk Pipeline also placed in service the Gulf Crossing Project and Fayetteville and Greenville Laterals. Due to these expansion projects being placed in service, approximately $2.1 billion was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $13 million and $53 million for the three months ended March 31, 2009 and 2008 for events occurring in those periods. Catastrophe losses in the first quarter of 2009 related primarily to tornadoes, floods and winter storms. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	March 31, 2009		December 31, 2008

		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$2,020	$376	$2,112	$392
Ceded reserves	(869)	(128)	(910)	(130)
Net reserves	$1,151	$248	$1,202	$262

Asbestos

There was no asbestos-related net claim and claim adjustment reserve development recorded for the three months ended March 31, 2009. CNA recorded $2 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the three months ended March 31, 2008. CNA paid asbestos-related claims, net of reinsurance recoveries, of $51 million and $49 million for the three months ended March 31, 2009 and 2008.

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

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was confirmed on February 23, 2009. On March 5, 2009, Fireman’s Fund Insurance Co. filed a motion to clarify and modify the confirmation order. It is not possible to predict with any reliability when the Fourth Amended Plan will become effective or when the Trust created under the Fourth Amended Plan will begin processing asbestos claims. With respect to both confirmation of the Plan and coverage issues, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (i) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (ii) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (iii) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (iv) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (v) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (vi) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (vii) the diseases and damages alleged by such claimants; (viii) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; (ix) whether any party will appeal the confirmation of the Plan, which includes the Addendum, and if so whether confirmation will be affirmed; and (x) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is currently scheduled to begin in June 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (i) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (ii) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (iii) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (iv) the diseases and damages claimed by such claimants; (v) the extent that such liability would be shared with other potentially responsible parties; and (vi) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

There was no environmental pollution net claim and claim adjustment reserve development recorded for the three months ended March 31, 2009 or 2008. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $14 million and $19 million for the three months ended March 31, 2009 and 2008.

Net Prior Year Development

The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.

Three Months Ended March 31, 2009	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(30)	$(41)	$1	$(70)
A&E
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(30)	(41)	1	(70)
Pretax (favorable) unfavorable premium
development	17	(2)	(1)	14
Total pretax (favorable) unfavorable net prior year
development	$(13)	$(43)	$-	$(56)

Three Months Ended March 31, 2008

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(35)	$17	$3	$(15)
A&E			2	2
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(35)	17	5	(13)
Pretax (favorable) unfavorable premium development	9	(19)	(1)	(11)
Total pretax (favorable) unfavorable net prior year
development	$(26)	$(2)	$4	$(24)

2009 Net Prior Year Development

Standard Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages, including $31 million resulting from favorable frequency and severity on claims relating to catastrophes in accident year 2008.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in liability coverages. This favorable development was the result of decreased frequency of large claims in accident years 2007 and prior.

An additional $7 million of favorable claim and allocated claim adjustment expense reserve development was a result of favorable outcomes on claims relating to catastrophes in accident years 2005 and 2008.

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

9.  Benefit Plans

Pension Plans - The Company has several non-contributory defined benefit plans for eligible employees. Benefits for certain plans are determined annually based on a specified percentage of annual earnings (based on the participant’s age or years of service) and a specified interest rate (which is established annually for all participants) applied to accrued balances. The benefits for another plan which cover salaried employees are based on formulas which include, among others, years of service and average pay. The Company’s funding policy is to make contributions in accordance with applicable governmental regulatory requirements.

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

Net periodic benefit cost components:

			Other
	Pension Benefits		Postretirement Benefits
Three Months Ended March 31	2009	2008	2009	2008
(In millions)

Service cost	$7	$8	$1	$1
Interest cost	43	40	3	3
Expected return on plan assets	(39)	(48)	(1)	(1)
Amortization of net loss	1	1	1
Amortization of prior service cost			(6)	(5)
Actuarial loss	6	1
Regulatory asset decrease			1	1
Net periodic benefit cost	$18	$2	$(1)	$(1)

10.  Business Segments

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

CNA’s business primarily consists of commercial property and casualty insurance. Its reportable segments are Standard Lines, Specialty Lines, Life and Group Non-Core, and Other Insurance.

Diamond Offshore’s business primarily consists of operating 45 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On March 31, 2009, 17 of these rigs were located in the Gulf of Mexico region with the remainder operating in Brazil, the North Sea, Australia and various other foreign markets.

HighMount’s business consists primarily of natural gas exploration and production operations located in the Permian Basin in Texas, the Antrim Shale in Michigan and the Black Warrior Basin in Alabama.

Boardwalk Pipeline is engaged in the interstate transportation and storage of natural gas. This segment consists of three interstate natural gas pipeline systems originating in the Gulf Coast area and running north and east through Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas, Tennessee, Kentucky, Indiana, Ohio, Illinois and Oklahoma.

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two are in Canada.

The Corporate and other segment consists primarily of corporate investment income, corporate interest expenses and other corporate administrative costs.

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

The following tables set forth the Company’s consolidated revenues and income (loss) attributable to Loews Corporation by business segment:

Three Months Ended March 31	2009	2008
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$665	$945
Specialty Lines	861	1,049
Life and Group Non-Core	124	237
Other Insurance	(12)	51
Total CNA Financial	1,638	2,282
Diamond Offshore	886	792
HighMount	175	189
Boardwalk Pipeline	224	213
Loews Hotels	73	97
Corporate and other	27	39
Total	$3,023	$3,612

Income (loss) before income tax (a):

CNA Financial:
Standard Lines	$(100)	$114
Specialty Lines	68	191
Life and Group Non-Core	(240)	(36)
Other Insurance	(60)	(3)
Total CNA Financial	(332)	266
Diamond Offshore	451	405
HighMount	(1,006)	75
Boardwalk Pipeline	51	89
Loews Hotels	(29)	18
Corporate and other	(3)	9
Total	$(868)	$862

Net income (loss) - Loews (a):

CNA Financial:
Standard Lines	$(50)	$76
Specialty Lines	41	107
Life and Group Non-Core	(131)	(12)
Other Insurance	(30)
Total CNA Financial	(170)	171
Diamond Offshore	163	136
HighMount	(641)	47
Boardwalk Pipeline	22	39
Loews Hotels	(18)	11
Corporate and other	(3)	5
Income (loss) from continuing operations	(647)	409
Discontinued operations		253
Total	$(647)	$662

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and Net income (loss) attributable to Loews Corporation are as follows:

Three Months Ended March 31	2009	2008

Revenues and Income (loss) before income tax:

CNA Financial:
Standard Lines	$(179)	$(16)
Specialty Lines	(116)	(9)
Life and Group Non-Core	(190)	(17)
Other Insurance	(47)	(9)
Total CNA Financial	(532)	(51)
Corporate and other	1
Total	$(531)	$(51)

Net income (loss) - Loews:

CNA Financial:
Standard Lines	$(105)	$(10)
Specialty Lines	(66)	(5)
Life and Group Non-Core	(111)	(10)
Other Insurance	(28)	(4)
Total	$(310)	$(29)

11.  Legal Proceedings

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed. No oral argument has yet been scheduled. CNA believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.

Insurance Brokerage Antitrust Litigation

On August 1, 2005, CNA and several of its insurance subsidiaries were joined as defendants, along with other insurers and brokers, in multidistrict litigation pending in the United States District Court for the District of New Jersey, In re Insurance Brokerage Antitrust Litigation, Civil No. 04-5184 (FSH). The plaintiffs allege bid rigging and improprieties in the payment of contingent commissions in connection with the sale of insurance that violated federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act and state common law. After discovery, the District Court dismissed the federal antitrust claims and the RICO claims, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs have appealed the dismissal of their complaint to the Third Circuit Court of Appeals. The parties have filed their briefs on the appeal. Oral argument was held on April 21, 2009, and the Court took the matter under advisement. CNA believes it has meritorious defenses to this action and intends to defend the case vigorously.

The extent of losses beyond any amounts that may be accrued are not readily determinable at this time. However, based on facts and circumstances presently known, in the opinion of management, an unfavorable outcome will not materially affect the equity of the Company, although results of operations may be adversely affected.

Global Crossing Limited Litigation

CCC has been named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary

Winnick, et al., Case No. 04 Civ. 2558 (“GEL”). In the complaint, plaintiff seeks damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The parties have executed a settlement agreement, which provides for a dismissal with prejudice of all claims against CCC. The settlement is subject to entry by the Court of an order barring all claims against CCC under certain conditions and subject to certain limitations. The settlement approximates the amount accrued at March 31, 2009.

A&E Reserves

    CNA is also a party to litigation and claims related to A&E cases arising in the ordinary course of business. See Note 8 for further discussion.

TOBACCO RELATED

The Company has been named as a defendant in the following three cases alleging substantial damages based on alleged health effects caused by smoking cigarettes or exposure to tobacco smoke, all of which also name a former subsidiary, Lorillard, Inc., or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. In a fourth case that had been pending against the Company, Cochran vs. R.J. Reynolds Tobacco Company, et al. (2002, Circuit Court, George County, Mississippi), the plaintiff and the defendants stipulated to a dismissal without prejudice during March 2009.

The Company does not believe it is a proper defendant in any of the foregoing tobacco related cases and as a result, does not believe the outcome will have a material affect on the Company’s results of operations or equity. Further, pursuant to the Separation Agreement dated May 7, 2008 between the Company and Lorillard and its subsidiaries, Lorillard and its subsidiaries have agreed to indemnify and hold the Company harmless from all costs and expenses based upon or arising out of the operation or conduct of Lorillard’s business, including among other things, smoking and health claims and litigation such as the three cases described above.

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

12.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of March 31, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of March 31, 2009, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I (“Issuer Trust”), CNA Surety, a 62% owned and consolidated subsidiary of CNA, has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments CNA could make under the guarantee is approximately $66 million, consisting of annual dividend payments of approximately $1 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if CNA does not fulfill its obligations under the debentures held by the Issuer Trust, CNA has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and CNA does not believe that a payment is likely under this guarantee.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of March 31, 2009, Boardwalk Pipeline had purchase commitments of $163 million primarily related to its expansion projects.

13.  Discontinued Operations

The results of discontinued operations are as follows:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Net investment income	$1	$12
Manufactured products		921
Investment gains		1
Total (a)	1	934
Expenses:
Insurance related expenses	1	4
Cost of manufactured products sold		555
Other operating expenses		100
Interest		1
Total	1	660
Income before income tax	-	274
Income tax expense		(101)
Results of discontinued operations	-	173
Gain on disposal (after tax of $44)		80
Net income from discontinued operations - Loews	$-	$253

(a)	Lorillard’s revenues and pretax income amounted to 99.7% and 100.0% of the total discontinued operations for the three months ended March 31, 2008.

Net liabilities of discontinued operations included in Other liabilities in the Consolidated Condensed Balance Sheets are as follows:

	March 31,	December 31,
	2009	2008
(In millions)

Assets:
Investments	$146	$157
Receivables	6	6
Other assets	1	1
Total assets	153	164

Liabilities:
Insurance reserves	154	162
Other liabilities	7	8
Total liabilities	161	170

Net liabilities of discontinued operations (a)	$(8)	$(6)

(a)
The net liabilities of CNA’s discontinued operations totaling $8 million and $6 million as of March 31, 2009 and December 31, 2008 are included in Other liabilities in the Consolidated Condensed Balance Sheets. CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with APB No. 30, CNA’s assets and liabilities of discontinued operations are presented net in Other liabilities. At March 31, 2009 and December 31, 2008, the insurance reserves are net of discounts of $74 million and $75 million, respectively.

Lorillard

As discussed in Note 1, in June of 2008, the Company disposed of its entire ownership interest in Lorillard. See Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

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

The income (loss) from discontinued operations reported above related to CNA primarily represents the net investment income, realized investment gains and losses, foreign currency transaction gains and losses, effects of the accretion of the loss reserve discount and re-estimation of the ultimate claim and claim adjustment expense reserve of the discontinued operations.

Bulova

The Company sold Bulova Corporation (“Bulova”) for approximately $263 million in January of 2008. The Company recorded a pretax gain of approximately $126 million, $82 million after tax, for the three months ended March 31, 2008.

14.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at March 31, 2009 and December 31, 2008, and consolidating statements of operations information for the three months ended March 31, 2009 and 2008. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio, the discontinued operations of Lorillard and Bulova and corporate long term debt. The elimination adjustments are for intercompany assets and liabilities, interest and dividends, the parent company’s investment in capital stocks of subsidiaries and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

Loews Corporation
Consolidating Balance Sheet Information

March 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$35,441	$779	$28	$108	$59	$2,676		$39,091
Cash	94	32	1	8	2	1		138
Receivables	9,984	787	217	129	43	176	$(2)	11,334
Property, plant and equipment	326	3,480	1,789	6,173	349	43		12,160
Deferred income taxes	3,451		666				(972)	3,145
Goodwill and other intangible assets	105	20	584	163	3			875
Investments in capital stocks of subsidiaries						12,029	(12,029)	-
Other assets	806	210	57	304	27	12		1,416
Deferred acquisition costs of insurance subsidiaries	1,132							1,132
Separate account business	376							376
Total assets	$51,715	$5,308	$3,342	$6,885	$483	$14,937	$(13,003)	$69,667

Liabilities and Equity:

Insurance reserves	$38,591							$38,591
Payable to brokers	268	$213	$193		$1	$194		869
Collateral on loaned securities	41			$10				51
Short term debt					18			18
Long term debt	2,058	504	1,715	3,051	208	866		8,402
Reinsurance balances payable	344							344
Deferred income taxes		461		120	51	340	$(972)	-
Other liabilities	2,610	663	148	484	16	201	(2)	4,120
Separate account business	376							376
Total liabilities	44,288	1,841	2,056	3,665	294	1,601	(974)	52,771
Total shareholders’ equity	6,443	1,766	1,286	2,380	189	13,336	(12,029)	13,371
Noncontrolling interests	984	1,701		840				3,525
Total equity	7,427	3,467	1,286	3,220	189	13,336	(12,029)	16,896
Total liabilities and equity	$51,715	$5,308	$3,342	$6,885	$483	$14,937	$(13,003)	$69,667

Loews Corporation
Consolidating Balance Sheet Information

December 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$34,980	$701	$46	$313	$70	$2,340		$38,450
Cash	85	36	1	2	2	5		131
Receivables	10,290	575	225	92	23	482	$(15)	11,672
Property, plant and equipment	327	3,429	2,771	5,972	350	43		12,892
Deferred income taxes	3,532		306				(910)	2,928
Goodwill and other intangible assets	105	20	584	163	3			875
Investments in capital stocks of subsidiaries						11,973	(11,973)	-
Other assets	796	210	79	275	48	6	(1)	1,413
Deferred acquisition costs of insurance subsidiaries	1,125							1,125
Separate account business	384							384
Total assets	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Liabilities and Equity:

Insurance reserves	$38,771						$(1)	$38,770
Payable to brokers	124	$37	$191		$1	$326		679
Collateral on loaned securities	6							6
Short term debt					71			71
Long term debt	2,058	504	1,715	$2,889	155	866		8,187
Reinsurance balances payable	316							316
Deferred income taxes		453		103	46	308	(910)	-
Other liabilities	2,732	579	188	571	12	255	(15)	4,322
Separate account business	384							384
Total liabilities	44,391	1,573	2,094	3,563	285	1,755	(926)	52,735
Total shareholders’ equity	6,281	1,732	1,918	1,870	211	13,094	(11,973)	13,133
Noncontrolling interests	952	1,666		1,384				4,002
Total equity	7,233	3,398	1,918	3,254	211	13,094	(11,973)	17,135
Total liabilities and equity	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Loews Corporation
Consolidating Statement of Operations Information

Three Months Ended March 31, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,672							$1,672
Net investment income	420	$1				$26		447
Intercompany interest and dividends						235	$(235)	-
Investment gains (losses)	(532)	1						(531)
Contract drilling revenues		856						856
Other	78	29	$175	$224	$73			579
Total	1,638	887	175	224	73	261	(235)	3,023

Expenses:

Insurance claims and policyholders’benefits	1,342							1,342
Amortization of deferred acquisition costs	349							349
Contract drilling expenses		294						294
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	248	140	126	146	100	16		776
Interest	31	1	19	27	2	14		94
Total	1,970	435	1,181	173	102	30	-	3,891
Income (loss) before income tax	(332)	452	(1,006)	51	(29)	231	(235)	(868)
Income tax (expense) benefit	149	(116)	365	(15)	11	1		395
Net income (loss)	(183)	336	(641)	36	(18)	232	(235)	(473)
(Deduct) add amounts attributable to noncontrolling
interests	13	(173)		(14)				(174)
Net income (loss) attributable to Loews Corporation	$(170)	$163	$(641)	$22	$(18)	$232	$(235)	$(647)

Loews Corporation
Consolidating Statement of Operations Information

Three Months Ended March 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$1,813						$(1)	$1,812
Net investment income	434	$4		$1		$40		479
Intercompany interest and dividends						501	(501)	-
Investment losses	(51)							(51)
Contract drilling revenues		770						770
Other	86	18	$189	212	$97			602
Total	2,282	792	189	213	97	541	(502)	3,612

Expenses:

Insurance claims and policyholders’ benefits	1,389							1,389
Amortization of deferred acquisition costs	368							368
Contract drilling expenses		285						285
Other operating expenses	225	101	96	105	76	17	(1)	619
Interest	34	1	18	19	3	14		89
Total	2,016	387	114	124	79	31	(1)	2,750
Income before income tax	266	405	75	89	18	510	(501)	862
Income tax expense	(64)	(125)	(28)	(25)	(7)	(4)		(253)
Income from continuing operations	202	280	47	64	11	506	(501)	609
Discontinued operations, net	(1)					254		253
Net income	201	280	47	64	11	760	(501)	862
Deduct amounts attributable to noncontrolling
interests	(31)	(144)		(25)				(200)
Net income attributable to Loews Corporation	$170	$136	$47	$39	$11	$760	$(501)	$662

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Consolidated Condensed Financial Statements included in Item 1 of this Report, Risk Factors included in Part II, Item 1A of this Report, and the Consolidated Financial Statements, Risk Factors, and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008. This MD&A is comprised of the following sections:

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 74% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

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

Three Months Ended March 31	2009	2008
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) from continuing operations	$(647)	$409
Discontinued operations, net		146
Net income (loss) attributable to Loews common stock	(647)	555
Net income attributable to former Carolina Group stock - Discontinued operations		107
Net income (loss) attributable to Loews Corporation	$(647)	$662

Net income (loss) per share:
Loews common stock:
Income (loss) from continuing operations	$(1.49)	$0.77
Discontinued operations, net		0.28
Loews common stock	$(1.49)	$1.05
Former Carolina Group stock - Discontinued operations	$-	$0.98

Consolidated results for the first quarter of 2009 amounted to a Net loss attributable to Loews common stock of $647 million, or $1.49 per share, compared to Net income attributable to Loews common stock of $555 million, or $1.05 per share in the first quarter of 2008.

Loss from continuing operations attributable to Loews common stock in the first quarter of 2009 was $647 million, or $1.49 per Loews common share, as compared to income from continuing operations of $409 million, or $0.77 per Loews common share, in the first quarter of 2008.

Results for 2009 reflect a non-cash impairment charge of $1.0 billion ($660 million after tax) related to the carrying value of HighMount’s natural gas and oil properties.  This charge reflects declines in commodity prices at March 31, 2009. There were no comparable charges in the prior year period.

Higher investment losses and lower investment income at CNA also contributed to the loss from continuing operations for the first quarter of 2009, as compared to the first quarter of 2008. The continuing volatility in the capital markets and continued economic slowdown resulted in realized losses of $532 million ($310 million after tax and noncontrolling interest) in CNA’s investment portfolio and a decline in net investment income during the first quarter of 2009.

These declines were partially offset by improved results at Diamond Offshore.

In June 2008, the Company disposed of its entire ownership interest in Lorillard, Inc. (“Lorillard”) through the redemption of Carolina Group stock in exchange for Lorillard common stock and an exchange of our remaining Lorillard common stock for Loews common stock. The Carolina Group and Carolina Group stock have been eliminated. The Company also sold Bulova Corporation (“Bulova”) in January 2008. Lorillard’s results of operations and the gain on disposal of Bulova have been classified as discontinued operations.

Parent Company Structure

We are a holding company and derive substantially all of our cash flow from our subsidiaries. We rely upon our invested cash balances and distributions from our subsidiaries to generate the funds necessary to meet our obligations and to declare and pay any dividends to our shareholders. The ability of our subsidiaries to pay dividends is subject to, among other things, the availability of sufficient funds in such subsidiaries, applicable state laws, including in the case of the insurance subsidiaries of CNA, laws and rules governing the payment of dividends by regulated insurance companies (see Liquidity and Capital Resources –CNA Financial, below). Claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims and those of our creditors and shareholders.

At March 31, 2009, the book value per share of Loews common stock was $30.73 compared to $30.18 at December 31, 2008. Book value increased primarily due to the recognition of $536 million of deferred gains in additional paid-in capital, upon adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” See Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The increase was also due to unrealized investment gains recorded in other comprehensive income (loss) partially offset by the net loss for the three months ended March 31, 2009.
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

•	Insurance Reserves
•	Reinsurance
•	Litigation
•	Valuation of Investments and Impairment of Securities
•	Long Term Care Products
•	Pension and Postretirement Benefit Obligations
•	Valuation of HighMount’s Proved Reserves
•	Goodwill
•	Income Taxes

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment - CNA Financial - Reserves - Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2008 for further information.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) and net results reflect amounts attributable to Loews Corporation.

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 90% owned subsidiary.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). The non-core operations are managed in Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Reinsurance Company Limited. This segment also includes the results related to the centralized adjusting and settlements of A&E claims.

Segment Results

The following discusses the results of continuing operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income (loss) the after tax and noncontrolling interest effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting principles. In evaluating the results of CNA’s Standard Lines and Specialty Lines segments, CNA’s management utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

Three Months Ended March 31	2009	2008
(In millions, except %)

Net written premiums	$763	$771
Net earned premiums	710	783
Net investment income	120	164
Net operating income	55	86
Net realized investment losses	(105)	(10)
Net income (loss)	(50)	76

Ratios:
Loss and loss adjustment expense	71.8%	73.7%
Expense	34.0	30.2
Dividend	0.5	0.5
Combined	106.3%	104.4%

Three Months Ended March 31, 2009 Compared to 2008

Net written premiums for Standard Lines decreased $8 million for the three months ended March 31, 2009 as compared with the same period in 2008. Despite higher retention and new business in the current year period, premiums written were unfavorably impacted by lower premium rates and general economic conditions resulting in decreased production, as compared with the first quarter of 2008, across both CNA’s Business and Commercial Insurance groups. The current economic conditions have led to decreased industry insured exposures, particularly in the construction industry with smaller payrolls and reduced sales levels. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $73 million for the three months ended March 31, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums in 2008 as compared to 2007.

Standard Lines averaged rate decreases of 2.0% for the three months ended March 31, 2009, as compared to decreases of 6.0% for the three months ended March 31, 2008 for the contracts that renewed during those periods. Retention rates of 83.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

Net results decreased $126 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $31 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to lower net investment income and decreased underwriting results.

The combined ratio increased 1.9 points for the three months ended March 31, 2009 as compared with the same period in 2008. The expense ratio increased 3.8 points for the three months ended March 31, 2009 as compared with the same period in 2008, primarily related to increased underwriting expenses and a lower net earned premium base. Underwriting expenses increased due to higher employee-related costs, including increased pension expense.

The loss ratio improved 1.9 points primarily due to decreased catastrophe losses. Catastrophe losses were $12 million, or 1.7 points of the loss ratio, in the first quarter of 2009 as compared to $53 million, or 6.8 points of the loss ratio, in the first quarter of 2008. This favorability was partially offset by an increase in the current accident year loss ratio driven by a number of large property losses in the three months ended March 31, 2009, and the impact of decreased favorable net prior year development.

Favorable net prior year development of $13 million was recorded for the three months ended March 31, 2009, reflecting $30 million of favorable claim and allocated claim adjustment expense reserve development and $17 million of unfavorable premium development. Favorable net prior year development of $26 million, reflecting $35 million of favorable claim and allocated claim adjustment expense reserve development and $9 million of unfavorable premium development, was recorded for the three months ended March 31, 2008. Further information on Standard Lines net prior year development for the three months ended March 31, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Standard Lines.

	March 31,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$6,090	$6,158
Gross IBNR Reserves	5,803	5,890
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,893	$12,048

Net Case Reserves	$4,886	$4,995
Net IBNR Reserves	4,885	4,875
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,771	$9,870

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

Three Months Ended March 31	2009	2008
(In millions, except %)

Net written premiums	$829	$848
Net earned premiums	812	873
Net investment income	108	132
Net operating income	107	112
Net realized investment losses	(66)	(5)
Net income	41	107

Ratios:
Loss and loss adjustment expense	61.4%	64.8%
Expense	29.2	26.8
Dividend	0.4	0.8
Combined	91.0%	92.4%

Three Months Ended March 31, 2009 Compared to 2008

Net written premiums for Specialty Lines decreased $19 million for the three months ended March 31, 2009 as compared with the same period in 2008. After adjusting for foreign exchange, net written premiums increased modestly, primarily due to increased production in CNA Global. Despite higher retention and new business in the current year period, premiums written were unfavorably impacted by foreign exchange and lower premium rates as compared with the first quarter of 2008. The current economic conditions have led to decreased industry insured exposures, particularly in the surety bond, architects, engineers and realtors professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $61 million for the three months ended March 31, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums in 2008 as compared to 2007.

Specialty Lines averaged rate decreases of 2.0% for the three months ended March 31, 2009 as compared to decreases of 3.0% for the three months ended March 31, 2008 for the contracts that renewed during those periods. Retention rates of 86.0% and 84.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $66 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $5 million for the three months ended March 31, 2009 as compared with the same period in 2008. This decrease was primarily due to lower net investment income, partially offset by improved underwriting results.

The combined ratio improved 1.4 points for the three months ended March 31, 2009 as compared with the same period in 2008. The loss ratio improved 3.4 points, primarily due to increased favorable net prior year development for the three months ended March 31, 2009 as compared with the same period in 2008. This was partially offset by higher current accident year loss ratios recorded in several lines of business.

The expense ratio increased 2.4 points for the three months ended March 31, 2009 as compared with the same period in 2008. The increase primarily related to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased due to higher employee-related costs, including increased pension expense.

Favorable net prior year development of $43 million, reflecting $41 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended March 31, 2009. Favorable net prior year development of $2 million, reflecting $17 million of unfavorable claim and allocated claim adjustment expense reserve development and $19 million of favorable premium development, was recorded for the three months ended March 31, 2008. Further information on Specialty Lines net prior year development for the three months ended March 31, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Specialty Lines.

	March 31,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$2,621	$2,719
Gross IBNR Reserves	5,669	5,563
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,290	$8,282

Net Case Reserves	$2,095	$2,149
Net IBNR Reserves	4,775	4,694
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,870	$6,843

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

Three Months Ended March 31	2009	2008
(In millions)

Net earned premiums	$150	$157
Net investment income	159	84
Net operating loss	(20)	(2)
Net realized investment losses	(111)	(10)
Net loss	(131)	(12)

Three Months Ended March 31, 2009 Compared to 2008

Net earned premiums for Life & Group Non-Core decreased $7 million for the three months ended March 31, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.

Net loss increased $119 million for the three months ended March 31, 2009 as compared with the same period in 2008. The increase in net loss was primarily due to increased net realized investment losses and adverse performance on CNA’s remaining pension deposit business. Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and a minimum rate of interest, for which CNA recorded an additional pretax liability of $13 million in Policyholders’ funds during the first quarter of 2009. Additionally, CNA’s long term care, payout annuity and life-settlement contract business lines experienced favorable results in 2008.

Net investment income for the three months ended March 31, 2008 included trading portfolio losses of $68 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business which was exited during 2008. That business had a net loss of $4 million during the three months ended March 31, 2008. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

Three Months Ended March 31	2009	2008
(In millions)

Net investment income	$33	$54
Revenues	(12)	51
Net operating income (loss)	(2)	4
Net realized investment losses	(28)	(4)
Net income (loss)	(30)

Three Months Ended March 31, 2009 Compared to 2008

Revenues decreased $63 million for the three months ended March 31, 2009 as compared with the same period in 2008. Revenues were unfavorably impacted by lower net investment income and higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Net results decreased $30 million for the three months ended March 31, 2009 as compared with the same period in 2008. The decrease was primarily due to decreased revenues as discussed above.

There was $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development, resulting in no net prior year development recorded for the three months ended March 31, 2009. Unfavorable net prior year development of $4 million was recorded for the three months ended March 31, 2008, reflecting $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development.

The following table summarizes the gross and net carried reserves for Other Insurance.

	March 31,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$1,727	$1,823
Gross IBNR Reserves	2,476	2,578
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,203	$4,401

Net Case Reserves	$1,049	$1,126
Net IBNR Reserves	1,526	1,561
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,575	$2,687

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

CNA has also used coverage in place agreements to resolve large asbestos exposures. Coverage in place agreements are typically agreements between CNA and its policyholders identifying the policies and the terms for payment of asbestos related liabilities. Claim payments are contingent on presentation of documentation supporting the demand for claim payment. Coverage in place agreements may have annual payment caps. Coverage in place agreements are evaluated based on claim filing trends and severities.

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100 thousand of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80.4% and 81.0% of CNA’s total active asbestos accounts are classified as small accounts at March 31, 2009 and December 31, 2008.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

CNA carries unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves:

March 31, 2009	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	18	$9	$124	10.8%
Wellington	3		9	0.8
Coverage in place	38	6	115	10.0
Total with settlement agreements	59	15	248	21.6

Other policyholders with active accounts
Large asbestos accounts	240	23	220	19.1
Small asbestos accounts	984	8	84	7.3
Total other policyholders	1,224	31	304	26.4

Assumed reinsurance and pools		5	110	9.5
Unassigned IBNR			489	42.5
Total	1,283	$51	$1,151	100.0%

December 31, 2008	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	18	$17	$133	11.1%
Wellington	3	1	11	0.9
Coverage in place	36	16	94	7.8
Total with settlement agreements	57	34	238	19.8

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19.4
Small asbestos accounts	1,009	32	91	7.6
Total other policyholders	1,245	94	325	27.0

Assumed reinsurance and pools		19	114	9.5
Unassigned IBNR			525	43.7
Total	1,302	$147	$1,202	100.0%

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100 thousand cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 73.3% of CNA’s total active pollution accounts are classified as small accounts as of March 31, 2009 and December 31, 2008.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves:

March 31, 2009	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$5	$5	2.1%
Coverage in place	16		13	5.2
Total with settlement agreements	29	5	18	7.3

Other policyholders with active accounts
Large pollution accounts	114	4	45	18.1
Small pollution accounts	313	5	37	14.9
Total other policyholders	427	9	82	33.0

Assumed reinsurance and pools			27	10.9
Unassigned IBNR			121	48.8
Total	456	$14	$248	100.0%

December 31, 2008

Policyholders with settlement agreements
Structured settlements	16	$5	$9	3.4%
Coverage in place	16	3	13	5.0
Total with settlement agreements	32	8	22	8.4

Other policyholders with active accounts
Large pollution accounts	116	40	48	18.3
Small pollution accounts	320	11	41	15.7
Total other policyholders	436	51	89	34.0

Assumed reinsurance and pools		4	27	10.3
Unassigned IBNR			124	47.3
Total	468	$63	$262	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The global economic recession continued to reduce energy demand in the first quarter of 2009. As a result, crude oil prices generally remained below $50 per barrel in the period, compared to a 2008 mid-summer high of $146 per barrel and remain volatile. With falling energy prices, project economics for Diamond Offshore’s customers have continued to deteriorate. 2009 exploration budgets have been trimmed, and demand and pricing for available drilling rigs is declining with customers actively seeking to farm out time on many of the contracted rigs to other operators. In effect, farming out rigs creates additional supply against which Diamond Offshore must compete when its rigs become available at the end of a contract and can put negative pressure on dayrates. Diamond Offshore’s extensive contract backlog should help mitigate the impact of the current market; however, a prolonged decline in commodity prices and the global economy would be expected to have a negative impact on Diamond Offshore. Possible negative impacts, among others, could include customer credit problems, customers seeking bankruptcy protection, customers attempting to terminate contracts, a further slowing in the pace of new contracting activity, additional declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.

During the remaining three quarters of 2009, four of Diamond Offshore’s rigs will require 5-year surveys, and Diamond Offshore expects that these rigs will be out of service for approximately 160 days in the aggregate. Diamond Offshore also expects to spend an additional approximately 780 days during the remainder of 2009 for intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. In addition, Diamond Offshore expects the Ocean Bounty to be taken out of service at some time during the second quarter of 2009 for shipyard work which Diamond Offshore expects to extend until at least the end of

2009. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of April 15, 2009 and February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	April 15,	February 5,
	2009	2009
(In millions)

High specification floaters	$4,059	$4,346
Intermediate semisubmersible rigs	5,148	5,567
Jack-ups	390	346
Total	$9,597	$10,259

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of April 15, 2009.

Year Ended December 31	Total	2009 (a)	2010	2011	2012 - 2016
(In millions)

High specification floaters	$4,059	$1,132	$1,260	$832	$835
Intermediate semisubmersible rigs	5,148	1,277	1,379	953	1,539
Jack-ups	390	254	108	28
Total	$9,597	$2,663	$2,747	$1,813	$2,374

(a)	Represents a nine month period beginning April 1, 2009.

The following table reflects the percentage of rig days committed by year as of April 15, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet to total available days (number of rigs multiplied by the number of days in a particular year).

Year Ended December 31	2009 (a) (b)	2010 (b)	2011	2012 - 2016

High specification floaters	93.0%	72.0%	43.0%	10.0%
Intermediate semisubmersible rigs	95.0	73.0	48.0	16.0
Jack-ups	47.0	15.0	4.0

(a)	Represents a nine month period beginning April 1, 2009.
(b)	Includes approximately 890 and 490 scheduled shipyard, survey and mobilization days for 2009 and 2010.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three months ended March 31, 2009 and 2008 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Contract drilling	$856	$770
Net investment income	1	4
Investment gains	1
Other revenue	29	18
Total	887	792
Expenses:
Contract drilling	294	285
Other operating	140	101
Interest	1	1
Total	435	387
Income before income tax	452	405
Income tax expense	(116)	(125)
Net income	336	280
Deduct amounts attributable to noncontrolling interests	(173)	(144)
Net income attributable to Loews Corporation	$163	$136

Three Months Ended March 31, 2009 Compared to 2008

Revenues increased by $95 million, or 12.0%, and net income increased by $27 million, or 19.9%, in the three months ended March 31, 2009, as compared to the corresponding period of the prior year. The high overall utilization and historically high dayrates for Diamond Offshore’s floater fleet contributed to an overall increase in net income. In many of the floater markets in which Diamond Offshore operates, average realized dayrates increased as Diamond Offshore’s rigs operated under contracts at higher dayrates in the first quarter of 2009 than those earned during the first quarter of 2008. However, overall revenue increases for Diamond Offshore’s floater fleet were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys. In addition, the U.S. Gulf of Mexico jack-up market continued to experience reduced demand and dayrates during the first quarter of 2009. The international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the first three months of 2009.

Revenues from high specification floaters and intermediate semisubmersible rigs increased by $75 million in the three months ended March 31, 2009, as compared to the corresponding period of the prior year. The increase primarily reflects increased dayrates of $105 million, partially offset by decreased utilization of $26 million.

Revenues from jack-up rigs increased $11 million in the three months ended March 31, 2009, as compared to the corresponding period of the prior year, due primarily to increased dayrates of $6 million and increased utilization of $6 million. Revenues were unfavorably impacted by a decrease in the recognition of mobilization fees and other operating revenues.

Net income increased in the three months ended March 31, 2009, as compared to the corresponding period of the prior year, due to the revenue increases as noted above, partially offset by increased contract drilling expenses. Overall higher costs during the 2009 period reflect the inclusion of normal operating costs for the recently upgraded Ocean Monarch and Diamond Offshore’s new jack-ups Ocean Shield and Ocean Scepter, as well as survey and related maintenance costs, contract preparation and mobilization costs, partially offset by lower operating costs resulting from the decline in utilization. Depreciation expense increased $16 million during the first quarter of 2009 due to a higher depreciable asset base.

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
Proved reserves
Estimated quantities of natural gas, NGL and oil which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions

HighMount’s revenues, profitability and future growth depend substantially on natural gas and NGL prices and HighMount’s ability to increase its natural gas and NGL production. In recent years, there has been significant price volatility in natural gas and NGL prices due to a variety of factors HighMount cannot control or predict. These factors, which include weather conditions, political and economic events, and competition from other energy sources, impact supply and demand for natural gas, which determines the pricing. In addition, the price HighMount realizes for its gas production is affected by HighMount’s hedging activities as well as locational differences in market prices. The level of natural gas production is dependent upon HighMount’s ability to realize attractive returns on its capital investment program. Returns are affected by commodity prices, capital and operating costs. In recent months, natural gas prices decreased significantly due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced commercial demand. The increase in the onshore natural gas production was due largely to increased production from “unconventional” sources of natural gas such as shale gas, coalbed methane and tight sandstones, made possible in recent years by modern technology in creating extensive artificial fractures around well bores and advances in horizontal drilling technology. Other key factors contributing to the softness of natural gas prices likely included a lower level of industrial demand for natural gas, as a result of the ongoing economic downturn, and relatively low crude oil prices. In light of these developments, HighMount elected to reduce its 2009 drilling activity which HighMount anticipates will result in a decrease in production in future periods.

HighMount’s operating income, which represents revenues less operating expenses, is primarily affected by revenue factors, but is also a function of varying levels of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. HighMount’s production expenses represent all costs incurred to operate and maintain wells and related equipment and facilities. The principal components of HighMount’s production expenses are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, materials, supplies and fuel. During the first quarter of 2009, the price of natural gas declined significantly while production expenses remained high, primarily due to high costs of labor, fuel, materials and supplies. HighMount’s production and ad valorem taxes increase primarily when prices of natural gas and NGLs increase, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance, and revisions due to changing commodity prices.

Presented below are production and sales statistics related to HighMount’s operations:

Three Months Ended March 31	2009	2008

Gas production (Bcf)	19.7	19.7
Gas sales (Bcf)	18.1	18.2
Oil production/sales (Mbbls)	102.8	84.5
NGL production/sales (Mbbls)	920.7	911.7
Equivalent production (Bcfe)	25.8	25.7
Equivalent sales (Bcfe)	24.2	24.1

Average realized prices, without hedging results:
Gas (per Mcf)	$4.16	$7.50
NGL (per Bbl)	20.67	55.64
Oil (per Bbl)	39.07	94.85
Equivalent (per Mcfe)	4.06	8.08

Average realized prices, with hedging results:
Gas (per Mcf)	$7.68	$7.43
NGL (per Bbl)	31.08	46.92
Oil (per Bbl)	39.07	94.85
Equivalent (per Mcfe)	7.08	7.70

Average cost per Mcfe:
Production expenses	$1.17	$0.91
Production and ad valorem taxes	0.46	0.65
General and administrative expenses	0.59	0.71
Depletion expense	1.37	1.43

Results of Operations

The following table summarizes the results of operations for HighMount for the three months ended March 31, 2009 and 2008 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$175	$189
Total	175	189

Expenses:
Impairment of natural gas and oil properties	1,036
Operating	126	96
Interest	19	18
Total	1,181	114

Income (loss) before income tax	(1,006)	75
Income tax (expense) benefit	365	(28)
Net income (loss) attributable to Loews Corporation	$(641)	$47

Three Months Ended March 31, 2009 Compared to 2008

HighMount’s revenues decreased by $14 million to $175 million for the three months ended March 31, 2009, compared to $189 million for the first quarter of 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $97 million, partially offset by an increase of $82 million due to the effect of HighMount’s hedging activities. HighMount has hedges in place that cover approximately 44.1% and 6.6% of HighMount’s total estimated remaining 2009 and 2010 natural gas equivalent production at a weighted average price of $8.55 and $10.12 per Mcfe.

At March 31, 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax). If natural gas prices continue to decline below March 31, 2009 prices, a future ceiling test impairment is possible.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses increased by $30 million to $126 million for the three months ended March 31, 2009, compared to $96 million for the first quarter of 2008. In the first quarter of 2009, HighMount elected to terminate contracts for five drilling rigs at its Permian Basin properties in the Sonora, Texas area and reduce its 2009 drilling activity which will reduce future production volumes. The estimated fee payable to the rig contractor for exercising this early termination right of $23 million was charged to Operating expense during the first quarter of 2009. Operating expenses in 2009 also included a $9 million impairment charge related to a decline in the market value of tubular goods inventory.

Production expenses totaled $28 million, or $1.17 per Mcfe sold during the three months ended March 31, 2009, compared to $22 million, or $0.91 per Mcfe sold in the first quarter of 2008. The increase in production expense of $6 million was primarily due to a higher cost environment. Production and ad valorem taxes were $11 million and $16 million for the three months ended March 31, 2009 and 2008. The decrease of $5 million was due primarily to decreased production taxes as a result of lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.46 per Mcfe in 2009 as compared to $0.65 per Mcfe in 2008. General and administrative expenses decreased by $3 million to $15 million during 2009, compared to $18 million during 2008. General and administrative expense decreased on a per Mcfe basis from $0.71 in 2008 to $0.59 in 2009 primarily due to a decrease in compensation related expenses.

DD&A expenses remained flat at $40 million for both periods. DD&A expenses included depletion of natural gas and NGL properties of $35 million and $37 million for 2009 and 2008. HighMount’s depletion rate per Mcfe decreased by $0.06 per Mcfe to $1.37 per Mcfe in 2009, compared to $1.43 per Mcfe in 2008. The decrease in depletion on a per unit basis was primarily due to an impairment of natural gas and oil properties recorded in December 2008, as well as lower capital costs throughout 2009, lower projected future development costs, reflecting lower costs particularly for steel and diesel fuel and other economic conditions.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 74% owned subsidiary.

Boardwalk Pipeline derives revenues primarily from the interstate transportation and storage of natural gas for third parties. Transportation services consist of firm transportation, whereby the customer pays a capacity reservation charge to reserve pipeline capacity at certain receipt and delivery points along pipeline systems, plus a commodity and fuel charge on the volume of natural gas actually transported, and interruptible transportation, whereby the customer pays to transport gas only when capacity is available and used. Boardwalk Pipeline offers firm storage services in which the customer reserves and pays for a specific amount of storage capacity, including injection and withdrawal rights, and interruptible storage and parking and lending (“PAL”) services where the customer receives and pays for capacity only when it is available and used. Some PAL agreements are paid for at inception of the service and revenues for these agreements are recognized as service is provided over the term of the agreement.

Changes in the price of natural gas can affect the overall supply and demand of natural gas, which in turn can affect the results of Boardwalk Pipeline’s operations. Trends involving natural gas price levels and natural gas price spreads, including spreads between physical locations on the pipeline system impact transportation revenues, and spreads in natural gas prices across time (for example summer to winter), primarily impact storage and PAL revenues.

During the first quarter of 2009, Boardwalk Pipeline placed in service the remaining pipeline assets and the initial compression assets associated with its major pipeline expansion projects, all of which are now transporting natural gas. Additional compression facilities will be constructed in 2010 on the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals to increase the peak-day delivery capacity of those projects.

Boardwalk Pipeline is seeking authority from the Pipelines and Hazardous Material Safety Administration (“PHMSA”) to operate the new expansion pipelines under special permits that would allow them to be operated at higher operating pressures, thereby increasing the peak-day transmission capacity. During this permitting process, Boardwalk Pipeline discovered anomalies in pipe segments on each of its expansion pipelines. Boardwalk Pipeline has tested a significant portion of the expansion pipeline joints and has identified anomalies (slight expansion of the pipe) in less than 1.0% of the joints. Testing for anomalies is continuing on the remaining portions of the expansion pipelines. In response to these discoveries, and in consultation with PHMSA, Boardwalk Pipeline has reduced operating pressures on all of its expansion pipelines to levels below normal operating pressures and this reduction will continue until Boardwalk Pipeline obtains permission from PHMSA to increase operating pressures. This reduction has limited Boardwalk Pipeline’s ability to transport the maximum contracted amounts on the expansion pipelines which lowers transportation revenues.

The following provides information on the volumes currently being transported by each of Boardwalk Pipeline’s expansion pipelines. The anticipated peak-day delivery capacity stated below for each expansion pipeline assumes that pipe anomalies have been remediated and that authority has been received from PHMSA to operate the pipeline at higher operating pressures under a special permit:

East Texas Pipeline – Boardwalk Pipeline is currently flowing approximately 1.1 billion cubic feet (“Bcf”) per day of natural gas, out of the anticipated peak-day delivery capacity of 1.4 Bcf per day.

Southeast Expansion – Boardwalk Pipeline is currently flowing approximately 0.5 Bcf per day of natural gas, out of the anticipated peak-day delivery capacity of 1.9 Bcf per day.

Gulf Crossing Project – Boardwalk Pipeline is currently flowing approximately 0.7 Bcf per day of natural gas, out of the anticipated peak-day delivery capacity of 1.4 Bcf per day. Boardwalk Pipeline expects to increase the peak-day delivery capacity to 1.7 Bcf per day by adding compression, which is expected to be in service in 2010, subject to Federal Energy Regulatory Commission (“FERC”) approval.

Fayetteville and Greenville Laterals – Boardwalk Pipeline is currently flowing approximately 0.7 Bcf per day of natural gas on the Fayetteville Lateral and 0.4 Bcf per day on the Greenville Lateral, in each case out of the anticipated peak-day delivery capacity of 0.8 Bcf per day. In early 2010, Boardwalk Pipeline expects to increase the peak-day delivery capacities to 1.3 Bcf per day on the Fayetteville Lateral and 1.0 Bcf per day on the Greenville Lateral with the addition of compression facilities. During the second quarter of 2009, Boardwalk Pipeline expects to replace a section of this line comprised of 18-inch pipe running under the Little Red River in Arkansas with 36-inch pipe.

As a result of these reduced transportation volumes, Boardwalk Pipeline’s revenues from the expansion pipelines were lower than expected in the first quarter of 2009. In addition, Boardwalk Pipeline expects to temporarily shut down each expansion pipeline for periods of time during the remainder of 2009 to remove and replace affected pipe joints as necessary. As a result, Boardwalk Pipeline expects throughput on these expansion pipelines to be below the full capacity which its shippers have contracted for, causing reduced transportation revenues in future periods. Until Boardwalk Pipeline has remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to normal levels, as well as the higher levels under the special permits, Boardwalk Pipeline will not be able to operate at its peak-day transmission capacity. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher operating pressures.

In addition to the projects previously described, Boardwalk Pipeline recently signed shipper agreements for approximately 0.4 Bcf per day of capacity that will support a further expansion of the Gulf South system to transport natural gas from the Haynesville production area in Louisiana. This expansion, which Boardwalk Pipeline anticipates will be in service in late 2010, will be accomplished by adding compression at an expected cost of up to approximately $200 million subject to FERC approval.

Boardwalk Pipeline is also engaged in Phase III of its western Kentucky storage expansion project. Boardwalk Pipeline has placed in service approximately 5.4 Bcf of new working gas capacity. In the first quarter of 2009, Boardwalk Pipeline sold the remaining capacity available and expects to place into service another 3.0 Bcf of working gas capacity in November of 2009. Boardwalk Pipeline expects this project to cost approximately $88 million, of which Boardwalk Pipeline has spent approximately $51 million as of March 31, 2009.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three months ended March 31, 2009 and 2008 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$224	$212
Net investment income		1
Total	224	213
Expenses:
Operating	146	105
Interest	27	19
Total	173	124
Income before income tax	51	89
Income tax expense	(15)	(25)
Net income	36	64
Deduct amounts attributable to noncontrolling interests	(14)	(25)
Net income attributable to Loews Corporation	$22	$39

Three Months Ended March 31, 2009 Compared to 2008

Total revenues increased $11 million to $224 million for the first quarter of 2009, compared to $213 million for the 2008 period. Operating revenues increased by $26 million primarily due to a $28 million increase in gas transportation revenues, excluding fuel, due mainly to Boardwalk Pipeline’s expansion projects.  This increase was partially offset by a decrease in fuel revenues of $7 million due to unfavorable natural gas prices.  Other revenues in the first quarter of 2008 were favorably impacted by an $11 million gain from the settlement of a contract claim.

Operating expenses increased $41 million to $146 million for the first quarter of 2009.  This increase was primarily driven by a $31 million increase in depreciation and other taxes, primarily comprised of property taxes, due to an increase in Boardwalk Pipeline’s asset base from the expansion projects and a $6 million increase in operations and maintenance expense due to major maintenance projects and expansion project operations. Interest expense increased $8 million in the first quarter of 2009 to $27 million due to increased debt levels in 2009 and lower capitalized interest associated with Boardwalk Pipeline’s expansion projects.

Net income decreased $17 million to $22 million in the first quarter of 2009, compared to $39 million in the first quarter of 2008 due to increased expenses that more than offset the increase in revenues from the expansion projects, which were approximately $12 million lower than expected as a result of operating the expansion pipelines at reduced pressures.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three months ended March 31, 2009 and 2008 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$73	$97
Total	73	97
Expenses:
Operating	100	76
Interest	2	3
Total	102	79
Income (loss) before income tax	(29)	18
Income tax (expense) benefit	11	(7)
Net income (loss) attributable to Loews Corporation	$(18)	$11

Three Months Ended March 31, 2009 Compared to 2008

Revenues decreased by $24 million or 24.7%, and there was a net loss of $18 million for the three months ended March 31, 2009 as compared to net income of $11 million in the corresponding period of 2008.

Revenues decreased in the three months ended March 31, 2009, as compared to the corresponding period of 2008, due to a decrease in revenue per available room to $137.56, compared to $185.54 in the prior year, reflecting an 8.5% decrease in occupancy rates and a decrease in average room rates of $41.07, or 15.7%.

Results at Loews Hotels for the three months ended March 31, 2009 were negatively impacted by the ongoing economic downturn, exacerbated by significant negative publicity surrounding conventions and other corporate group events typically held at hotels. These factors have affected all of the markets in which Loews Hotels operates, however, the Las Vegas market has been the most severely impacted. During the first quarter of 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas Resort, resulting in a pretax impairment charge of $27 million. Loews Hotels is a 25% owner of that property through a joint venture and continues to manage this hotel.

Hotel bookings for 2009 remain significantly below levels seen in recent years and we expect revenue per available room and operating results at Loews Hotels to be significantly below prior period results in the near-term. Revenue per available room is an industry measure of the combined effect of occupancy rates and average room rates on room revenues. Other hotel operating revenues primarily include guest charges for food and beverages.

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Discontinued operations include the results of operations for Lorillard and the gain on the sale of Bulova in January of 2008.

The following table summarizes the results of operations for Corporate and Other for the three months ended March 31, 2009 and 2008 as presented in Note 14 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

Three Months Ended March 31	2009	2008
(In millions)

Revenues:
Net investment income	$26	$40
Total	26	40
Expenses:
Operating	16	17
Interest	14	14
Total	30	31
Income (loss) before income tax	(4)	9
Income tax (expense) benefit	1	(4)
Income (loss) from continuing operations	(3)	5
Discontinued operations, net		254
Net income (loss) attributable to Loews Corporation	$(3)	$259

Three Months Ended March 31, 2009 Compared to 2008

Revenues decreased by $14 million for the three months ended March 31, 2009 as compared to the corresponding period of 2008. There was a net loss of $3 million for the three months ended March 31, 2009 as compared to net income of $259 million in the corresponding period of 2008.

Revenues and the results of continuing operations decreased in the three months ended March 31, 2009, as compared to the corresponding period of 2008, due primarily to decreased net investment income. Results in 2009 also reflect reduced invested cash balances due to the parent company’s equity investments in its CNA and Boardwalk Pipeline subsidiaries in 2008.

In 2008, the Company completed the sale of Bulova and disposed of its entire ownership interest in Lorillard. Discontinued operations for the three months ended March 31, 2008 primarily includes the results of operations for Lorillard and an $82 million gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the three months ended March 31, 2009, net cash provided by operating activities was $187 million as compared with $303 million for the same period in 2008. Cash provided by operating activities was unfavorably impacted by decreased investment income and decreased premium collections in the first quarter of 2009 as compared with the same period in 2008.

For the three months ended March 31, 2009, net cash used by investing activities was $150 million as compared with $11 million provided by investing activities for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

For the three months ended March 31, 2009, net cash used by financing activities was $26 million as compared with $273 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews.

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

•
CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. A downgrade below CNA’s current ratings levels would also result in additional collateral requirements for derivative contracts for which CNA is in a liability position at any given point in time. The maximum potential collateralization requirements are approximately $90 million.

•
As of March 31, 2009, CNA’s holding company held short term investments of $504 million. CNA’s holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, CNA believes that it has sufficient liquidity to fund its preferred stock dividend and debt service payments in 2009.

CNA has an effective shelf registration statement under which it may issue $2.0 billion of debt or equity securities.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $711 million at March 31, 2009 compared to $737 million at December 31, 2008. In 2009, Diamond Offshore paid cash dividends totaling $278 million, consisting of special cash dividends of $261 million and regular quarterly cash dividends of $17 million. In April of 2009, Diamond Offshore declared a special dividend of $1.875 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the continuing, current global financial and credit crisis, as well as the volatility in commodity prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may be uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude Diamond Offshore from doing business with potential customers and could have an impact on its existing customers, causing them to fail to meet their obligations to Diamond Offshore.

Cash provided by operating activities was $407 million in the three months ended March 31, 2009, compared to $299 million in the comparable period of 2008. The increase in cash flows from operations in the first quarter of 2009 is primarily the result of higher average dayrates earned by Diamond Offshore’s floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch.

Diamond Offshore has budgeted approximately $400 million of capital expenditures for 2009 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long term international contracts and other corporate requirements. During the first quarter of 2009, Diamond Offshore spent approximately $130 million pursuant to these programs. In addition, Diamond Offshore expects to spend an additional $70 million in 2009 in connection with shipyard projects for the Ocean Bounty. Diamond Offshore expects to finance its 2009 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

As of March 31, 2009, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $65 million in letters of credit were issued and outstanding under the credit facility.

Diamond Offshore’s liquidity and capital requirements are primarily a function of its working capital needs, capital expenditures and debt service requirements. Cash required to meet Diamond Offshore’s capital commitments is determined by evaluating the need to upgrade rigs to meet specific customer requirements and by evaluating Diamond Offshore’s ongoing rig equipment replacement and enhancement programs, including water depth and drilling capability upgrades. It is the opinion of Diamond Offshore’s management that its operating cash flows and cash reserves will be sufficient to fund its ongoing operations and capital projects over the next twelve months; however, Diamond Offshore will continue to make periodic assessments based on industry conditions and will adjust capital spending programs if required.

Under Diamond Offshore’s insurance policy that expired on May 1, 2009, Diamond Offshore’s deductible for physical damage was $75 million per occurrence (or lower for some rigs if they are declared a constructive total loss) in the U.S. Gulf of Mexico due to named windstorms with an annual aggregate limit of $125 million. Accordingly, Diamond Offshore’s insurance coverage for all physical damage to its rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico for the policy period ending May 1, 2009 was limited to $125 million.

Diamond Offshore renewed its principal insurance coverages effective May 1, 2009. Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs, it could have a material adverse effect on our financial position, results of operations and cash flows. However, Diamond Offshore continues to carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico. Diamond Offshore's coverage and policy limits for physical damage insurance are otherwise similar except that Diamond Offshore's deductible for physical damage is $25 million per occurrence.

On May 4, 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due May 1, 2019. Diamond Offshore intends to use the net proceeds from the sale of the notes for general corporate purposes.

HighMount

At March 31, 2009 and December 31, 2008, cash and investments amounted to $29 million and $47 million. Net cash flows provided by operating activities were $95 million in the three months ended March 31, 2009, compared to $156 million in 2008. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

The primary driver of cash used in investing activities was capital spending. Cash used for investing activities in the three months ended March 31, 2009 was $113 million compared to $134 million in 2008 primarily due to additions to HighMount’s natural gas and oil proved reserves. HighMount spent $69 million and $92 million on capital expenditures for its drilling program in the three months ended March 31, 2009 and 2008. The decrease in capital expenditures was due to reduced drilling activity in the first quarter of 2009. Drilling costs decreased and at the end of the first quarter of 2009 reached levels consistent with the first quarter of 2008.

At March 31, 2009, $115 million was outstanding under HighMount’s $400 million revolving credit facility. In addition, a $5 million letter of credit was outstanding, which reduced the available capacity under the facility to $280 million. A financial institution which has a $30 million funding commitment under the revolving credit facility has not funded its portion of HighMount’s borrowing requests since September of 2008. All other lenders met their revolving commitments on the HighMount’s borrowings. Absent this commitment, the available capacity under the facility would be reduced to $259 million from $280 million.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At March 31, 2009, HighMount was in compliance with all of its debt covenants under the credit agreement and anticipates remaining in compliance in the future.

Boardwalk Pipeline

At March 31, 2009 and December 31, 2008, cash and investments amounted to $116 million and $315 million. Funds from operations for the three months ended March 31, 2009 amounted to $28 million, compared to $74 million in 2008. In the three months ended March 31, 2009 and 2008, Boardwalk Pipeline’s capital expenditures were $302 million and $543 million.

Boardwalk Pipeline has undertaken significant capital expansion projects, substantially all of which have been or are expected to be funded with proceeds from its equity and debt financings. Boardwalk Pipeline expects the total cost of these projects to be as follows:

	Total Estimated Cost (a)	Cash Invested through March 31, 2009
(In millions)

Southeast Expansion	$775	$736
Gulf Crossing Project	1,800	1,519
Fayetteville and Greenville Laterals	1,290	803
Total	$3,865	$3,058

(a)
Boardwalk Pipeline’s cost estimates are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

Boardwalk Pipeline will incur costs to remediate the pipeline anomalies previously described including costs associated with the East Texas Pipeline. Additionally, Boardwalk Pipeline is still testing portions of the expansion pipelines for anomalies, thereby making the full cost of remediating the pipelines unknown. However, Boardwalk Pipeline anticipates that the cost to remediate the anomalies will not require an increase in the previously announced estimated total cost to complete the expansion projects due to lower costs experienced during the initial phase of the construction.

Boardwalk Pipeline expects to incur capital expenditures of approximately $800 million for the remainder of 2009 and in 2010 to complete the pipeline expansion projects. The majority of the expenditures are expected to occur in 2009, with the balance to be incurred in early 2010. Boardwalk Pipeline also expects to spend up to $200 million for the Haynesville project. These expenditures are expected to occur in 2010.

On May 1, 2009, Boardwalk Pipeline and a subsidiary of the Company (“BPHC”) entered into a Subordinated Loan Agreement under which BPHC has agreed to make up to $200 million of subordinated loans (the “Loan”) to Boardwalk Pipeline. Boardwalk Pipeline borrowed $100 million of the Loan on May 4, 2009 and expects to borrow the balance of the Loan during the second quarter. Amounts outstanding under the Loan bear interest at 8.0% per annum, payable semi-annually, and mature and are payable in full six months after maturity (including any term-out option period) of the revolving credit facility discussed below. The Loan must be prepaid with the net cash proceeds from the issuance by Boardwalk Pipeline of additional equity securities or the incurrence by Boardwalk Pipeline or its subsidiaries of certain indebtedness. The Loan is subordinated in right of payment to the obligations under the revolving credit facility pursuant to the terms of a Subordination Agreement between BPHC and Wachovia Bank, National Association, as representative of the lenders under the revolving credit facility. The terms of the Loan have been approved by Boardwalk Pipeline’s independent Conflicts Committee.

Assuming funding of the balance of the Loan, Boardwalk Pipeline anticipates the need to finance approximately $500 million to complete its expansion projects, including the Haynesville project, which Boardwalk Pipeline expects to finance through the issuance of both debt and equity. The Company has advised Boardwalk Pipeline that it is willing to provide up to $300 million of additional capital to fund these projects to the extent that public markets remain unavailable on acceptable terms. Any additional financing provided by the Company would be subject to review and approval, as to fairness, by Boardwalk Pipeline’s independent Conflicts Committee.

Maintenance capital expenditures for the three months ended March 31, 2009 and 2008 were $9 million and $5 million. Boardwalk Pipeline expects to fund the remaining 2009 maintenance capital expenditures of approximately $59 million from its operating cash flows.

Boardwalk Pipeline maintains a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of Boardwalk Pipeline’s borrowing requests since that time. As of March 31, 2009, Boardwalk Pipeline has fully borrowed against all commitments available under its revolving credit facility, resulting in loans outstanding of $954 million with a weighted-average interest rate on the borrowings of 0.8%. Boardwalk Pipeline was in compliance with all covenant requirements under its credit facility at March 31, 2009.

During the three months ended March 31, 2009, Boardwalk Pipeline paid cash distributions of $86 million, including $63 million to us. In April of 2009, Boardwalk Pipeline declared a quarterly distribution of $0.485 per common unit.

Loews Hotels

Cash and investments totaled $61 million at March 31, 2009, as compared to $72 million at December 31, 2008. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at March 31, 2009 totaled $2.5 billion, as compared to $2.3 billion at December 31, 2008. The increase in net cash and investments is primarily due to the receipt of $235 million in dividends from our subsidiaries, partially offset by $27 million of dividends paid to our shareholders.

On May 1, 2009, Boardwalk Pipeline and a subsidiary of the Company ("BPHC") entered into a Subordinated Loan Agreement under which BPHC has agreed to make up to $200 million of subordinated loans to Boardwalk Pipeline as described in “Liquidity and Capital Resources – Boardwalk Pipeline.”

As of March 31, 2009, there were 435,159,670 shares of Loews common stock outstanding.

Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ outstanding common stock in the open market or otherwise. During the three months ended March 31, 2009, we purchased 329,500 shares of CNA common stock at an aggregate cost of $2 million.

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

We enter into short sales and invest in certain derivative instruments for asset and liability management activities, income enhancements to our portfolio management strategy and to benefit from anticipated future movements in the underlying markets. If such movements do not occur as anticipated, then significant losses may occur. Monitoring procedures include senior management review of daily detailed reports of existing positions and valuation fluctuations to ensure that open positions are consistent with our portfolio strategy.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized change in fair value of the derivative instruments recognized in the Consolidated Condensed Balance Sheets. We mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counter parties. We occasionally require collateral from our derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

We do not believe that any of the derivative instruments we use are unusually complex, nor do the use of these instruments, in our opinion, result in a higher degree of risk. Please read Notes 2 and 4 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this report for additional information with respect to derivative instruments, including recognized gains and losses on these instruments.

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This market disruption generally continued into the first quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the impact of these programs remains uncertain. Certain sectors of the financial markets began to show signs of improvement during the first quarter of 2009 while other sectors continued to lag. As a result, we incurred realized and losses, primarily driven by continuing credit issues attributable to the asset-backed and financial sectors, which have adversely impacted our results of operations.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

Three Months Ended March 31	2009	2008
(In millions)

Fixed maturity securities	$475	$518
Short term investments	10	39
Limited partnerships	(70)	(39)
Equity securities	14	5
Trading portfolio (a)		(77)
Other	3	6
Total investment income	432	452
Investment expense	(12)	(18)
Net investment income	$420	$434

(a)
The change in net unrealized losses on trading securities included in net investment income was $13 for the three months ended March 31, 2008. As of March 31, 2009, CNA no longer had a trading portfolio.

Net investment income decreased by $14 million for the three months ended March 31, 2009 compared with the same period in 2008. Excluding trading portfolio losses of $77 million in 2008, net investment income declined $91 million. This decrease was primarily driven by a decline in interest rates and higher losses from limited partnerships. Limited partnerships generally present greater volatility, higher illiquidity and greater risk, than fixed maturity investments. The trading portfolio losses were related to our indexed group annuity business and were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations. CNA exited the indexed group annuity business in 2008.

The bond segment of the fixed maturity investment portfolio provided an income yield of 5.1% and 5.9% for the three months ended March 31, 2009 and 2008.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

Three Months Ended March 31	2009	2008
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(21)	$32
Corporate and other taxable bonds	(173)	(31)
States, municipalities and political subdivisions-tax exempt securities	37	40
Asset-backed securities	(192)	(39)
Redeemable preferred stock	(9)	(4)
Total fixed maturity securities	(358)	(2)
Equity securities	(216)	(15)
Derivative securities	31	(44)
Short term investments	13	2
Other invested assets, including dispositions	(2)	8
Total realized investment losses	(532)	(51)
Income tax benefit	187	18
Net realized investment losses	(345)	(33)
Add amounts attributable to noncontrolling interests	35	4
Net realized investment losses attributable to Loews Corporation	$(310)	$(29)

Net realized investment losses increased by $281 million for the three months ended March 31, 2009 compared with the same period in 2008. This increase was primarily driven by an increase in other-than-temporary impairment (“OTTI”) losses. Further information on CNA’s OTTI losses and impairment decision process is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table provides details of the largest realized investment losses for the three months ended March 31, 2009 from sales of securities aggregated by issuer, including: the fair value of the securities at date of sale, the amount of the loss recorded and the period of time that the securities had been in an unrealized loss position prior to sale. The period of time that the securities had been in an unrealized loss position prior to sale can vary due to the timing of individual security purchases. Also included is a narrative providing the industry sector along with the facts and circumstances giving rise to the loss.

Issuer Description and Discussion	Fair Value at Date of Sale	Loss On Sale	Months in Unrealized Loss Prior To Sale (a)
(In millions)

Various notes and bonds issued by the United States Treasury. Securities sold due to outlook on interest rates.	$2,870	$31	0-6

Fixed income securities of a provider of wireless and wire line communication products. Economic conditions have caused a weakness in sales which have resulted in cash flow issues causing additional financial deterioration.	37	17	0-12	+
	$2,907	$48

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

Gross Unrealized Losses

The following tables summarize the fair value and gross unrealized loss aging for fixed income investment and non-investment grade securities categorized first by the length of time, as measured by the first date those securities have been in a continuous unrealized loss position, and then further categorized by the severity of the unrealized loss position in 10% increments:

	Estimated	Fair Value as a Percentage of Amortized Cost							Gross Unrealized
March 31, 2009	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)

Investment grade:
0-6 months	$3,324	$85	$77	$26	$35		$3	$31	$257
7-11 months	5,313	184	185	173	118	$98	50	13	821
12-24 months	6,752	112	262	437	363	645	311	431	2,561
Greater than 24 months	1,623	31	55	120	35	16	74	148	479

Total investment grade	17,012	412	579	756	551	759	438	623	4,118

Non-investment grade:
0-6 months	369	14	8	23	5	23		3	76
7-11 months	756	8	39	75	81	13	25	48	289
12-24 months	1,235	7	54	82	118	182	118	107	668
Greater than 24 months	9						2	9	11

Total non-investment grade	2,369	29	101	180	204	218	145	167	1,044

Total	$19,381	$441	$680	$936	$755	$977	$583	$790	$5,162

	Estimated	Fair Value as a Percentage of Amortized Cost							Gross Unrealized
December 31, 2008	Fair Value	90-99%	80-89%	70-79%	60-69%	50-59%	40-49%	<40%	Loss
(In millions)

Investment grade:
0-6 months	$6,749	$169	$264	$167	$58	$7	$11	$5	$681
7-11 months	6,159	126	376	315	364	262	118	30	1,591
12-24 months	3,549	55	143	128	355	449	230	443	1,803
Greater than 24 months	1,778	27	67	151	68	52	8	136	509

Total investment grade	18,235	377	850	761	845	770	367	614	4,584

Non-investment grade:
0-6 months	853	10	47	93	50	44	16	30	290
7-11 months	374	1	20	43	40	33	19	17	173
12-24 months	1,078	3	30	83	193	94	203	41	647
Greater than 24 months	12				5		2		7

Total non-investment grade	2,317	14	97	219	288	171	240	88	1,117

Total	$20,552	$391	$947	$980	$1,133	$941	$607	$702	$5,701

The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

Non-investment grade bonds, as presented in the tables above, are primarily high-yield securities rated below BBB- by rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.

As part of the ongoing OTTI monitoring process, CNA evaluated the facts and circumstances based on available information for each of these securities and determined that the securities presented in the above tables were temporarily impaired when evaluated as of March 31, 2009 and December 31, 2008. This determination was based on a number of factors that it regularly considers including, but not limited to: the issuers’ ability to meet current and future interest and principal payments, an evaluation of the issuers’ financial condition and near term prospects, CNA’s assessment of the sector outlook and estimates of the fair value of any underlying collateral. In all cases where a decline in value is judged to be temporary, CNA has the intent and ability to hold these securities for a period of time sufficient to recover the amortized cost of its investment through an anticipated recovery in the fair value of such securities or by holding the securities to maturity. In many cases, the securities held are matched to liabilities as part of ongoing asset/liability duration management. As such, CNA continually assesses its ability to hold securities for a time sufficient to recover any temporary loss in value or until maturity. CNA believes it has sufficient levels of liquidity so as to not impact the asset/liability management process. Further information on CNA’s unrealized losses by asset class and its considerations in determining that the securities were temporarily impaired at March 31, 2009 is included in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

CNA’s fixed income portfolio consists primarily of high quality bonds, 89.9% and 91.0% of which were rated as investment grade (rated BBB- or higher) at March 31, 2009 and December 31, 2008.

The following table summarizes the ratings of CNA’s general account bond portfolio at carrying value.

	March 31, 2009		December 31, 2008
(In millions of dollars)

U.S. Government and affiliated agency securities	$1,124	4.0%	$2,993	10.4%
Other AAA rated	9,698	34.1	10,112	35.1
AA and A rated	9,366	33.0	8,166	28.3
BBB rated	5,348	18.8	5,000	17.3
Non-investment grade	2,873	10.1	2,569	8.9
Total	$28,409	100.0%	$28,840	100.0%

At March 31, 2009 and December 31, 2008, approximately 97.0% of the portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at March 31, 2009 was $346 million, which represents 1.0% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $173 million at March 31, 2009.

The following table provides the composition of fixed maturity securities available-for-sale in a gross unrealized loss position at March 31, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	9.0%	9.0%
Due after one year through five years	23.0	21.0
Due after five years through ten years	15.0	19.0
Due after ten years	53.0	51.0
Total	100.0%	100.0%

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

The effective durations of fixed income securities, short term investments, preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled.

	March 31, 2009		December 31, 2008
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$8,072	10.0	$8,168	9.9
Other interest sensitive investments	25,428	3.6	25,194	4.5
Total	$33,500	5.2	$33,362	5.8

The investment portfolio is periodically analyzed for changes in duration and related price change risk. Additionally, CNA periodically reviews the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk in Item 7A of our Form 10-K.

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	March 31,	December 31,
	2009	2008
(In millions)

Short term investments available-for-sale:
Commercial paper	$1,164	$563
U.S. Treasury securities	2,516	2,258
Money market funds	262	329
Other, including collateral held related to securities lending	641	384
Total short term investments	$4,583	3,534

The fair value of cash collateral held related to securities lending, included in other short term investments, was $41 million at March 31, 2009. There was no cash collateral held at December 31, 2008.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type					Percent of Total Security	Percent of Total
March 31, 2009	MBS (a)	CMO (b)	ABS (c)	CDO (d)	Total	Type	Investments
(In millions of dollars)

U.S. government agencies	$502	$1,190			$1,692	22.4%	4.3%
AAA		2,995	$1,421		4,416	58.5	11.3
AA		218	169	$8	395	5.2	1.0
A		107	78	14	199	2.6	0.5
BBB		114	200	1	315	4.2	0.8
Non-investment grade and
equity tranches		455	68	4	527	7.1	1.3
Total fair value	$502	$5,079	$1,936	$27	$7,544	100.0%	19.2%
Total amortized cost	$492	$6,029	$2,693	$156	$9,370

Sub-prime (included above)
Fair value			$922	$1	$923	12.2%	2.4%
Amortized cost			1,313	1	1,314	14.0%	3.4%

Alt-A (included above)
Fair value		$854		$2	$856	11.3%	2.2%
Amortized cost		1,101		6	1,107	11.8%	2.8%

(a) Mortgage-backed securities (“MBS”)
(b) Collateralized mortgage obligations (“CMO”)
(c) Asset-backed securities (“ABS”)
(d) Collateralized debt obligations (“CDO”)

Included in our fixed maturity securities at March 31, 2009 were $7,544 million of asset-backed securities, at fair value, which represented 19.2% of total invested assets. Of the total asset-backed securities, 80.9% were U.S. Government Agency issued or AAA rated. Of the total invested assets, $923 million or 2.4% have exposure to sub-prime residential mortgage (“sub-prime”) collateral, while $856 million or 2.2% have exposure to Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral, as measured by the original deal structure. Of the securities with sub-prime exposure, approximately 93.0% were rated investment grade, while 79.0% of the Alt-A securities were rated investment grade. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees. In addition to sub-prime exposure in fixed maturity securities, there is exposure of approximately $30 million through limited partnerships and sold credit default swaps which provide the buyer protection against declines in sub-prime indices.

Included in the table above within the ABS and CDO security types are commercial mortgage-backed securities (“CMBS”), which had an aggregate fair value of $627 million and an aggregate amortized cost of $1,062 million at March 31, 2009. Of these holdings, 82.0% are rated AAA and 99.0% are rated investment grade. Most of our CMBS holdings are in the form of senior tranches of securitization, which benefit from significant credit support from subordinated tranches.

All asset-backed securities in an unrealized loss position are reviewed as part of the ongoing OTTI process, which resulted in OTTI losses of $114 million after tax and noncontrolling interest for the three months ended March 31, 2009. Included in this OTTI loss was $96 million after tax and noncontrolling interest related to securities with sub-prime and Alt-A exposure. These losses were primarily attributable to adverse changes in the experience of certain underlying collateral and the resulting future expected default and recovery assumptions in the cash flow models. Our review of these securities includes an analysis of cash flow modeling under various default scenarios, the seniority of the specific tranche within the deal structure, the composition of the collateral and the actual default experience. Given current market conditions and the specific facts and circumstances related to our individual sub-prime, Alt-A and CMBS exposures, we believe that all remaining unrealized losses are temporary in nature. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and record additional OTTI losses. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements not yet adopted, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

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

•	costs and timing of rig upgrades;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	the availability and cost of insurance;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to maintain or replace expiring customer contracts on favorable terms;

•	the successful completion, timing, cost, scope and future financial performance of planned expansion projects as well as the financing of such projects;

•	the ability of Boardwalk Pipeline to obtain and maintain authority to operate its expansion project pipelines at higher operating pressures under special permits issued by PHMSA; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

•
changes in domestic and foreign political, social and economic conditions, including the impact of the global war on terrorism, the war in Iraq, the future outbreak of hostilities and future acts of terrorism;

•
potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission or regulatory agencies for any of our subsidiaries’ industries which may cause us or our subsidiaries to revise their financial accounting and/or disclosures in the future, and which may change the way analysts measure our and our subsidiaries’ business or financial performance;

•	the impact of regulatory initiatives and compliance with governmental regulations, judicial rulings and jury verdicts;

•	the results of financing efforts; by us and our subsidiaries, including any additional investments by us in our subsidiaries;

•	the ability of customers and suppliers to meet their obligations to us and our subsidiaries;

•	the closing of any contemplated transactions and agreements;

•	the successful integration, transition and management of acquired businesses;

•	the outcome of pending or future litigation, including any tobacco-related suits to which we are or may become a party; and

•
the availability of indemnification by Lorillard and its subsidiaries for any tobacco-related liabilities that we may incur as a result of tobacco-related lawsuits or otherwise, as provided in the Separation Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the three months ended March 31, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2009 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 11 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2008 captioned “Diamond Offshore is self-insured for a portion of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.” is no longer applicable and is deleted in its entirety.

The following new risk factor is added:

Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available to Diamond Offshore has been significantly limited and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. This change results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts. If one or more named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a), (b) and (c) are inapplicable.

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

LOEWS CORPORATION
(Registrant)

Dated: May 4, 2009	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)