Form 10-Q
period 2009-06-30
LOEWS CORP
filed 2009-08-04
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Class	Outstanding at July 24, 2009
Common stock, $0.01 par value	433,026,621 shares

INDEX

Page
No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets
June 30, 2009 and December 31, 2008	3

Consolidated Condensed Statements of Operations
Three and six months ended June 30, 2009 and 2008	4

Consolidated Condensed Statements of Comprehensive Income
Three and six months ended June 30, 2009 and 2008	6

Consolidated Condensed Statements of Equity
June 30, 2009 and 2008	7

Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2009 and 2008	9

Notes to Consolidated Condensed Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures about Market Risk	84

Item 4. Controls and Procedures	84

Part II. Other Information	85

Item 1. Legal Proceedings	85

Item 1A. Risk Factors	85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 4. Submission of Matters to a Vote of Security Holders	86

Item 6. Exhibits	88

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $34,638 and $34,767	$31,826	$29,451
Equity securities, cost of $958 and $1,402	1,053	1,185
Limited partnership investments	1,975	1,781
Other investments	5	4
Short term investments	6,454	6,029
Total investments	41,313	38,450
Cash	136	131
Receivables	11,529	11,672
Property, plant and equipment	12,671	12,892
Deferred income taxes	2,189	2,928
Goodwill	856	856
Other assets	1,378	1,432
Deferred acquisition costs of insurance subsidiaries	1,145	1,125
Separate account business	413	384
Total assets	$71,630	$69,870

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$27,100	$27,593
Future policy benefits	7,746	7,529
Unearned premiums	3,508	3,405
Policyholders’ funds	217	243
Total insurance reserves	38,571	38,770
Payable to brokers	930	679
Collateral on loaned securities and derivatives	6	6
Short term debt	23	71
Long term debt	8,647	8,187
Reinsurance balances payable	350	316
Other liabilities	3,928	4,322
Separate account business	413	384
Total liabilities	52,868	52,735
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 435,213,891 and 435,091,667 shares	4	4
Additional paid-in capital	3,894	3,340
Retained earnings	13,122	13,375
Accumulated other comprehensive loss	(1,972)	(3,586)
	15,048	13,133
Less treasury stock, at cost (1,195,900 shares)	32
Total shareholders’ equity	15,016	13,133
Noncontrolling interests	3,746	4,002
Total equity	18,762	17,135
Total liabilities and equity	$71,630	$69,870

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except per share data)

Revenues:
Insurance premiums	$1,656	$1,774	$3,328	$3,586
Net investment income	735	697	1,182	1,176
Investment gains (losses):
Other-than-temporary impairment losses	(484)	(170)	(1,098)	(256)
Portion of loss recognized in Accumulated other
comprehensive income (loss)	89		89
Net impairment losses recognized in earnings	(395)	(170)	(1,009)	(256)
Transactional realized investment gains	98	59	181	94
Total investment losses	(297)	(111)	(828)	(162)
Gain on issuance of subsidiary stock		2		2
Contract drilling revenues	923	937	1,779	1,707
Other	517	623	1,096	1,225
Total	3,534	3,922	6,557	7,534

Expenses:
Insurance claims and policyholders’ benefits	1,295	1,472	2,637	2,861
Amortization of deferred acquisition costs	349	360	698	728
Contract drilling expenses	306	273	600	558
Impairment of natural gas and oil properties			1,036
Other operating expenses	717	622	1,493	1,241
Interest	110	88	204	177
Total	2,777	2,815	6,668	5,565
Income (loss) before income tax	757	1,107	(111)	1,969
Income tax (expense) benefit	(197)	(340)	198	(593)
Income from continuing operations	560	767	87	1,376
Discontinued operations, net:
Results of operations	(1)	170	(1)	343
Gain on disposal		4,282		4,362
Net income	559	5,219	86	6,081
Amounts attributable to noncontrolling interests	(219)	(256)	(393)	(456)
Net income (loss) attributable to Loews Corporation	$340	$4,963	$(307)	$5,625

Net income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$341	$511	$(306)	$920
Discontinued operations, net	(1)	4,348	(1)	4,494
Loews common stock	340	4,859	(307)	5,414
Former Carolina Group stock - discontinued
operations, net		104		211
Total	$340	$4,963	$(307)	$5,625

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except per share data)

Basic net income (loss) per Loews common share:
Income (loss) from continuing operations	$0.79	$1.00	$(0.70)	$1.77
Discontinued operations, net		8.56		8.66
Net income (loss)	$0.79	$9.56	$(0.70)	$10.43

Diluted net income (loss) per Loews common share:
Income (loss) from continuing operations	$0.78	$1.00	$(0.70)	$1.77
Discontinued operations, net		8.54		8.64
Net income (loss)	$0.78	$9.54	$(0.70)	$10.41

Basic net income per former Carolina Group share:
Discontinued operations, net	$-	$0.97	$-	$1.95

Diluted net income per former Carolina Group
share:
Discontinued operations, net	$-	$0.96	$-	$1.95

Basic weighted average number of shares outstanding:
Loews common stock	435.07	508.16	435.09	518.93
Former Carolina Group stock	-	108.48	-	108.47

Diluted weighted average number of shares
outstanding:
Loews common stock	435.63	509.43	435.09	520.17
Former Carolina Group stock	-	108.60	-	108.60

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE  INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Net income	$559	$5,219	$86	$6,081

Other comprehensive income (loss)
Changes in:
Unrealized gains (losses) on available-for-sale
investments	1,458	(165)	1,857	(1,021)
Unrealized gains (losses) on cash flow hedges	(12)	(68)	3	(203)
Foreign currency	77	2	70	(17)
Pension liability	1	32		25

Other comprehensive income (loss)	1,524	(199)	1,930	(1,216)

Comprehensive income	2,083	5,020	2,016	4,865

Amounts attributable to noncontrolling interests	(377)	(228)	(600)	(329)

Total comprehensive income attributable to Loews
Corporation	$1,706	$4,792	$1,416	$4,536

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
					Accumulated	Common
		Loews	Additional		Other	Stock
		Common	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2009, as reported	$17,122	$4	$3,283	$13,425	$(3,586)	$-	$3,996
Adjustment to initially apply FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt
Instruments That May Be Settled in Cash Upon
Conversion”	13		57	(50)			6
Balance, January 1, 2009, as restated	17,135	4	3,340	13,375	(3,586)	-	4,002
Adjustment to initially apply Statement of Financial
Accounting Standards No. 160, “Noncontrolling
Interests in Consolidated Financial Statements”			536				(536)
Balance, January 1, 2009, as adjusted	17,135	4	3,876	13,375	(3,586)	-	3,466
Adjustment to initially apply FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and
Presentation of Other-Than- Temporary
Impairments,” as of April 1, 2009				109	(109)
Purchase of subsidiary shares from noncontrolling interests	(2)		15				(17)
Net income (loss)	86			(307)			393
Other comprehensive income	1,930				1,723		207
Dividends paid	(375)			(54)			(321)
Issuance of Loews common stock	2		2
Purchase of Loews treasury stock	(32)					(32)
Stock-based compensation	9		7				2
Other	9		(6)	(1)			16
Balance, June 30, 2009	$18,762	$4	$3,894	$13,122	$(1,972)	$(32)	$3,746

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY
(Unaudited)

		Loews Corporation Shareholders
			Former			Accumulated	Common
		Loews	Carolina	Additional		Other	Stock
		Common	Group	Paid-in	Retained	Comprehensive	Held in	Noncontrolling
	Total	Stock	Stock	Capital	Earnings	Income (Loss)	Treasury	Interests
(In millions)

Balance, January 1, 2008, as reported	$21,489	$5	$1	$3,967	$13,691	$(65)	$(8)	$3,898
Adjustment to initially apply FASB Staff Position No. APB 14-1,
“Accounting for Convertible Debt Instruments That May Be Settled
in Cash Upon Conversion”	13			57	(50)			6
Balance, January 1, 2008, as restated	21,502	5	1	4,024	13,641	(65)	(8)	3,904
Purchase of subsidiary shares from noncontrolling interests	(95)							(95)
Issuance of equity securities by subsidiary	243							243
Adjustments related to purchase of subsidiary Class B units	105							105
Net income	6,081				5,625			456
Other comprehensive loss	(1,216)					(1,089)		(127)
Dividends paid	(398)				(165)			(233)
Issuance of Loews common stock	2			2
Redemption of former Carolina Group stock	(542)		(1)		(602)	53	8
Exchange of Lorillard common stock for Loews common stock	(4,650)						(4,650)
Stock-based compensation	13			11				2
Retirement of treasury stock		(1)		(700)	(3,949)		4,650
Other	3				(2)			5
Balance, June 30, 2008	$21,048	$4	$-	$3,337	$14,548	$(1,101)	$-	$4,260

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2009	2008
(In millions)

Operating Activities:

Net income	$86	$6,081
Adjustments to reconcile net income to net cash
provided (used) by operating activities, net	1,849	(4,233)
Changes in operating assets and liabilities, net:
Reinsurance receivables	424	447
Other receivables	(62)	(271)
Federal income tax	(320)	(32)
Deferred acquisition costs	(20)	(6)
Insurance reserves	(245)	(148)
Reinsurance balances payable	34	(28)
Other liabilities	(268)	(504)
Trading securities	177	1,488
Other, net	9	(114)
Net cash flow operating activities - continuing operations	1,664	2,680
Net cash flow operating activities - discontinued operations	(12)	151
Net cash flow operating activities - total	1,652	2,831

Investing Activities:

Purchases of fixed maturities	(12,402)	(28,260)
Proceeds from sales of fixed maturities	11,083	26,260
Proceeds from maturities of fixed maturities	1,723	2,464
Purchases of equity securities	(240)	(133)
Proceeds from sales of equity securities	441	132
Purchases of property, plant and equipment	(1,380)	(1,779)
Change in collateral on loaned securities and derivatives		(63)
Change in short term investments	(897)	(1,542)
Other, net	5	(137)
Net cash flow investing activities - continuing operations	(1,667)	(3,058)
Net cash flow investing activities - discontinued operations,
including proceeds from dispositions	12	618
Net cash flow investing activities - total	(1,655)	(2,440)

Loews Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2009	2008
(In millions)

Financing Activities:

Dividends paid	$(54)	$(165)
Dividends paid to noncontrolling interests	(321)	(233)
Purchases of treasury shares	(32)
Purchases of treasury shares by subsidiary	(2)	(70)
Issuance of common stock	2	2
Proceeds from subsidiaries’ equity issuances		245
Principal payments on debt	(260)	(747)
Issuance of debt	666	886
Receipts of investment contract account balances	2	2
Return of investment contract account balances	(10)	(299)
Excess tax benefits from share-based payment arrangements		3
Other	12	3
Net cash flow financing activities - continuing operations	3	(373)
Net cash flow financing activities - discontinued operations
Net cash flow financing activities - total	3	(373)

Effect of foreign exchange rate on cash - continuing operations	5	(1)

Net change in cash	5	17
Net cash transactions from:
Continuing operations to discontinued operations		780
Discontinued operations to continuing operations		(780)
Cash, beginning of period	131	160
Cash, end of period	$136	$177

Cash, end of period:
Continuing operations	$136	$168
Discontinued operations		9
Total	$136	$177

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) –Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). Accordingly, amounts related to Lorillard have been reclassified and are reported as Discontinued Operations. See Note 14 and the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008 and the results of operations and comprehensive income for the three and six months ended June 30, 2009 and 2008 and changes in cash flows for the six months ended June 30, 2009 and 2008. The Company’s management evaluated subsequent events through July 31, 2009.

Net income (loss) for the second quarter and first half of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

   Supplementary cash flow information – As discussed above, in June of 2008, the Company disposed of its entire ownership interest in Lorillard resulting in a non-cash gain on disposal of $4.3 billion. Investing activities includes net accrued capital expenditures of $125 million for the six months ended June 30, 2009. For the six months ended June 30, 2008, net cash outflows increased by $162 million due to payment of previously accrued capital expenditures.

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

In April of 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. The Company’s adoption of this standard did not impact the financial condition or results of operations of the Company. See Note 3.

In April of 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment (“OTTI”) loss model for fixed maturity securities. A fixed maturity security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. FSP No. FAS 115-2 and FAS 124-2 requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed maturity security or if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis.

The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed maturity security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, FSP No. FAS 115-2 and FAS 124-2 requires the bifurcation of OTTI losses into a credit component and a non-credit component. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed maturity security’s amortized cost basis. The non-credit component is recognized in other comprehensive income and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.

Prior to the adoption of FSP No. FAS 115-2 and FAS 124-2, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.

The adoption of FSP No. FAS 115-2 and FAS 124-2 as of April 1, 2009 resulted in a cumulative effect adjustment of $109 million, after tax and noncontrolling interests, reclassified to Accumulated other comprehensive income (“AOCI”) from Retained earnings on the Consolidated Condensed Statement of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009. FSP No. FAS 115-2 and FAS 124-2 also prospectively requires disclosures regarding expected cash flows, credit losses, and additional security types within the aging of securities with unrealized losses for each reporting period. The Company has complied with the additional prospective disclosure requirements in Note 2.

In April of 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly,” which requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. FSP No. FAS 157-4 also prospectively expands and increases the frequency of existing disclosures related primarily to additional security types and valuation methodologies. The Company’s adoption of this standard did not impact the financial condition or results of operations of the Company. The Company has complied with the additional prospective disclosure requirements in Note 3.

New accounting pronouncements not yet adopted - In June of 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s financial condition or results of operations.

2.  Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Net investment income consisted of:

Fixed maturity securities	$487	$476	$962	$994
Short term investments	13	36	24	89
Limited partnerships	159	46	89	7
Equity securities	14	39	28	44
Trading portfolio	72	103	98	51
Other	1	9	4	21
Total investment income	746	709	1,205	1,206
Investment expenses	(11)	(12)	(23)	(30)
Net investment income	$735	$697	$1,182	$1,176

Investment gains (losses) are as follows:

Fixed maturity securities	$(392)	$(158)	$(750)	$(160)
Equity securities	64	(14)	(152)	(29)
Derivative instruments	33	56	64	12
Short term investments	(5)	5	9	7
Other	3		1	8
Investment losses (a)	(297)	(111)	(828)	(162)
Gain on issuance of subsidiary stock		2		2
	(297)	(109)	(828)	(160)
Income tax benefit	99	39	285	57
Amounts attributable to noncontrolling interests	20	6	55	10
Investment losses, net - Loews	$(178)	$(64)	$(488)	$(93)

(a)
Includes gross realized gains of $173, $90, $281 and $211 and gross realized losses of ($501), ($262), ($1,183) and ($400)  on available-for-sale securities for the three and six months ended June 30, 2009 and 2008.

A security is impaired if the fair value of the security is less than its cost adjusted for accretion, amortization and previously recorded OTTI losses, otherwise defined as an unrealized loss. When a security is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. CNA follows a consistent and systematic process for determining and recording an OTTI loss. CNA has established a committee responsible for the OTTI process. This committee, referred to as the Impairment Committee, is made up of three officers appointed by CNA’s Chief Financial Officer. The Impairment Committee is responsible for evaluating securities in an unrealized loss position on at least a quarterly basis.

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it is more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include (i) the financial condition and near term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on test scenarios. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as an OTTI loss in Other comprehensive income.

CNA performs the discounted cash flow analysis using distressed scenarios to determine future expectations regarding recoverability. For asset-backed securities significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, credit support from lower level tranches and impacts of rating agency downgrades. The discount rate utilized is either the yield at acquisition, or for lower rated structured securities, the current yield.

CNA applies the same impairment model as described above for the majority of the non-redeemable preferred stock securities. For all other equity securities, in determining whether the security is other-than-temporarily impaired, the Impairment Committee considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the intent and ability of CNA to retain its investment for a period of time sufficient to allow for an anticipated recovery in value and (iv) general market conditions and industry or sector specific outlook.
Prior to adoption of FSP No. FAS 115-2 and FAS 124-2, CNA applied the impairment model described above for all other equity securities to both debt and equity securities.

The amortized cost and fair values of securities are as follows:

	Cost or	Gross	Gross Unrealized Losses			Unrealized
	Amortized	Unrealized	Less Than	12 Months	Estimated	OTTI
June 30, 2009	Cost	Gains	12 Months	or Greater	Fair Value	Losses
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations
of government agencies	$1,008	$43	$80		$971
Asset-backed securities:
Residential mortgage-backed securities	7,458	41	308	$926	6,265	$141
Commercial mortgage-backed securities	901	1	10	240	652	7
Other asset-backed securities	476	9	1	54	430
Total asset-backed securities	8,835	51	319	1,220	7,347	148
States, municipalities and political
subdivisions-tax exempt securities	8,289	106	263	494	7,638
Corporate and other taxable bonds	15,526	543	564	582	14,923	2
Redeemable preferred stock	69	2	5	4	62
Fixed maturities available-for-sale	33,727	745	1,231	2,300	30,941	150
Fixed maturities, trading	911	4	5	25	885
Total fixed maturities	34,638	749	1,236	2,325	31,826	150
Equity securities:
Common stock	92	206		3	295
Preferred stock	578	31	41	112	456
Equity securities available-for-sale	670	237	41	115	751
Equity securities, trading	288	76	23	39	302
Total equity securities	958	313	64	154	1,053	-
Short term investments:
Short term investments available-for-sale	5,683	2	1		5,684
Short term investments, trading	770				770
Total short term investments	6,453	2	1	-	6,454	-
Total	$42,049	$1,064	$1,301	$2,479	$39,333	$150

December 31, 2008

Fixed maturity securities:
U.S. Treasury securities and obligations of
government agencies	$2,862	$69	$1		$2,930
Asset-backed securities	9,670	24	961	$969	7,764
States, municipalities and political
subdivisions-tax exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47
Fixed maturities available-for-sale	34,154	459	2,758	2,969	28,886
Fixed maturities, trading	613	1	19	30	565
Total fixed maturities	34,767	460	2,777	2,999	29,451
Equity securities:
Equity securities available-for-sale	1,018	195	16	324	873
Equity securities, trading	384	52	78	46	312
Total equity securities	1,402	247	94	370	1,185
Short term investments:
Short term investments available-for-sale	4,999	11	3		5,007
Short term investments, trading	1,022				1,022
Total short term investments	6,021	11	3	-	6,029
Total	$42,190	$718	$2,874	$3,369	$36,665

The amount of net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $328 million pretax for the three months ended June 30, 2009.

Activity for the three months ended June 30, 2009 related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held, was as follows:

2009
(In millions)

Beginning balance of credit losses on fixed maturity securities	$192

Additional credit losses for which an OTTI loss was previously recognized	21
Additional credit losses for which an OTTI loss was not previously recognized	84
Reductions for securities sold during the period	(36)
Reduction for securities the Company intends to sell or more likely than not will be
required to sell	(49)

Ending balance of credit losses on fixed maturity securities	$212

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the June 30, 2009 summary of fixed maturity and equity securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poors (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings (“Fitch”) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The market disruption that emerged in 2008 has subsided moderately during the second quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging. As a result, the Company incurred realized losses in its investment portfolio during both the first and second quarters of 2009 which have adversely impacted its results of operations. The first quarter losses were primarily driven by the continuing credit issues attributable to the asset-backed and financial sectors. The second quarter losses were primarily driven by the actual and anticipated impact of difficult economic conditions on residential and commercial mortgage-backed securities.

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities are due to a combination of factors related to the market disruption caused by credit concerns that began with the sub-prime issue, but then also extended into other collateral supporting securities in the Company’s portfolio. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral.

Residential mortgage-backed securities include 333 structured securities in a gross unrealized loss position. In addition there were 110 agency mortgage-backed pass-through securities in a gross unrealized loss position, which are guaranteed by agencies of the U.S. Government. The aggregate severity of the gross unrealized loss was approximately 21.0% of amortized cost.

Commercial mortgage-backed securities include 60 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 31.1% of amortized cost.

Other asset-backed securities include 19 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 17.9% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
June 30, 2009	Cost	Fair Value	Loss
(In millions)

U.S. Government Agencies	$732	$714	$18
AAA	4,327	3,431	896
AA	491	308	183
A	427	249	178
BBB	353	269	84
Non-investment grade and equity tranches	657	477	180
Total	$6,987	$5,448	$1,539

The Company believes the unrealized losses were primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities relate to investments which were investment grade at the time of purchase but have subsequently been downgraded and are primarily related to holdings senior to the equity tranche. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness, collateral shortfalls, or substantial changes in future cash flow expectations and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.

OTTI losses of $480 million were recognized in earnings on the Consolidated Condensed Statements of Operations related to asset-backed securities, reflecting $268 million related to residential mortgage-backed securities, $181 million related to commercial mortgage-backed securities and $31 million related to other asset-backed securities for the six months ended June 30, 2009.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to overall market conditions, changes in credit spreads, and to a lesser extent, changes in interest rates. Market conditions in the tax-exempt sector have improved during the first half of 2009; however, yields for certain issuers and types of securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after-tax returns on alternative classes. The holdings for all tax-exempt securities in this category include 573 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 13.7% of amortized cost.

The ratings distribution of tax-exempt securities in a gross unrealized loss position are as follows:

			Gross
	Amortized	Estimated	Unrealized
June 30, 2009	Cost	Fair Value	Loss
(In millions)

AAA	$1,673	$1,548	$125
AA	1,883	1,669	214
A	1,015	913	102
BBB	943	627	316
Total	$5,514	$4,757	$757

The portfolio consists primarily of special revenue and assessment bonds, representing 93.0% of the overall portfolio, followed by state general obligation bonds at 4.0% and general obligation political subdivision bonds at 3.0%.

The largest exposures at June 30, 2009 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $284 million, and several separate issues of Puerto Rico Sales Tax revenue bonds with gross unrealized losses of $86 million. All of these securities are investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.

The tax-exempt portfolio includes auction rate securities primarily issued by student loan agencies from nine states which are substantially guaranteed by The Federal Family Education Loan Program. These securities had a fair value at June 30, 2009 of $745 million, no gross unrealized gains and gross unrealized losses of $36 million. At June 30, 2009 none of the auction rate securities held was paying below market penalty rates. The average rating on these holdings was AAA.

The obligations of both the State of California and political subdivisions in that State have not recovered as much as the majority of the municipal market, reflecting both the heavy impact that the current national recession has had on the California tax base as well as the political difficulties that the State had in reaching agreement on a budget. At June 30, 2009, the Company owned securities issued by 71 California obligors, with a fair value of $514 million, $8 million of gross unrealized gains and $61 million gross unrealized losses.

OTTI losses of $15 million were recognized in earnings on the Consolidated Condensed Statements of Operations related to tax-exempt securities for the six months ended June 30, 2009.

Corporate and Other Taxable Bonds

The holdings in this category include 608 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 15.3% of amortized cost.

The corporate and other taxable bonds in a gross unrealized loss position across industry sectors and by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
June 30, 2009	Cost	Fair Value	Loss
(In millions)

Industry Sectors:
Communications	$939	$853	$86
Consumer, Cyclical	927	781	146
Consumer, Non-cyclical	504	441	63
Energy	609	547	62
Financial	2,446	1,932	514
Industrial	537	472	65
Utilities	859	730	129
Other	673	592	81
Total	$7,494	$6,348	$1,146

			Gross
	Amortized	Estimated	Unrealized
June 30, 2009	Cost	Fair Value	Loss
(In millions)

Ratings distribution:
AAA	$323	$308	$15
AA	285	274	11
A	1,269	1,080	189
BBB	3,540	3,001	539
Non-investment grade	2,077	1,685	392
Total	$7,494	$6,348	$1,146

The unrealized losses on corporate and other taxable bonds were primarily attributable to deterioration and volatility in the broader credit markets throughout 2008 that resulted in widening of credit spreads over risk free rates well beyond historical norms and macro conditions in certain sectors that the market viewed as out of favor. These conditions generally continued into 2009 but have improved from the lows in 2008. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009.

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $593 million and an aggregate amortized cost of $855 million.

OTTI losses of $284 million were recognized in earnings on the Consolidated Condensed Statements of Operations related to corporate and other taxable bonds for the six months ended June 30, 2009.

Non-Redeemable Preferred Stock

The unrealized losses on the Company’s investments in non-redeemable preferred stock were caused by similar factors as those that affected the Company’s corporate bond portfolio. Approximately 81.0% of the gross unrealized losses in this category come from securities issued by financial institutions, and 19.0% from utilities. The holdings in this category include 24 securities in a gross unrealized loss position.

Non-redeemable preferred stocks in a gross unrealized loss position by ratings distribution are as follows:

			Gross
	Amortized	Estimated	Unrealized
June 30, 2009	Cost	Fair Value	Loss
(In millions)

A	$104	$75	$29
BBB	421	304	117
Non-investment grade	18	11	7
Total	$543	$390	$153

The Company believes the holdings in this category have been adversely impacted by significant credit spread widening brought on by a combination of factors in the capital markets. The majority of securities in this category are related to the banking and mortgage industries and are experiencing what the Company believes to be temporarily depressed valuations. The Company has no current intent to sell these securities, nor is it more likely than not it will be required to sell prior to recovery of amortized cost. Additionally, the Company has judged that the unrealized losses on these securities were not due to factors regarding credit worthiness and, as such, the Company has determined that there are no additional OTTI losses to be recorded at June 30, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and maintain their ability to pay dividends.

There were OTTI losses of $217 million recognized in earnings on the Consolidated Condensed Statements of Operations on non-redeemable preferred stock, including $188 million related to a major U.S. financial institution for the six months ended June 30, 2009.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at June 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In millions)

Due in one year or less	$1,280	$1,203	$3,105	$2,707
Due after one year through five years	9,247	8,718	10,295	9,210
Due after five years through ten years	8,021	7,422	5,929	4,822
Due after ten years	15,179	13,598	14,825	12,147
Total	$33,727	$30,941	$34,154	$28,886

Limited Partnerships

The carrying value of limited partnerships as of June 30, 2009 and December 31, 2008 was approximately $2.0 billion and $1.8 billion. At June 30, 2009, limited partnerships comprising 52.4% of the total carrying value are reported on a current basis through June 30, 2009 with no reporting lag, 39.1% are reported on a one month lag and the remainder are reported on more than a one month lag. The Company had 83 and 85 active limited partnership investments as of June 30, 2009 and December 31, 2008. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company does not generally invest in highly leveraged partnerships.

Of the limited partnerships held, 92.0% or approximately $1.8 billion in carrying value at June 30, 2009 and 89.5% or approximately $1.6 billion in carrying value at December 31, 2008, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46.9% are equity related, 31.9% pursue a multi-strategy approach, 16.5% are focused on distressed investments and 4.7% are fixed income related.

Limited partnerships representing 5.6% or $110 million at June 30, 2009 and 7.1% or $126 million at December 31, 2008 were invested in private equity. The remaining 2.4% or $48 million at June 30, 2009 and 3.4% or $61 million at December 31, 2008 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,118 million and $915 million as of June 30, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Condensed Balance Sheets represents approximately 4.4% and 3.4% of the aggregate partnership equity at June 30, 2009 and December 31, 2008, and the related income reflected on the Consolidated Condensed Statements of Operations represents 3.7%

and 3.3% of the changes in partnership equity for all limited partnership investments for the six months ended June 30, 2009 and 2008.

The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases the level of returns and volatility generated by the underlying investment strategies.

Investment Commitments

As of June 30, 2009, the Company had committed approximately $262 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of June 30, 2009, the Company had commitments to purchase $213 million and sell $174 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of June 30, 2009, the Company had obligations on unfunded bank loan participations in the amount of $2 million.

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

The fair values of CNA’s life settlement contracts investments are included in Other assets. The fair values of discontinued operations investments are included in Other liabilities. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

June 30, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of
government agencies	$184	$787		$971
Asset-backed securities:
Residential mortgage-backed securities		5,457	$808	6,265
Commercial mortgage-backed securities		477	175	652
Other asset-backed securities		289	141	430
Total asset-backed securities		6,223	1,124	7,347
States, municipalities and political subdivisions-tax-
exempt securities		6,853	785	7,638
Corporate and other taxable bonds	105	14,088	730	14,923
Redeemable preferred stock	21	40	1	62
Fixed maturities available-for-sale	310	27,991	2,640	30,941
Fixed maturities, trading	571	85	229	885
Total fixed maturities	$881	$28,076	$2,869	$31,826

Equity securities:
Common stock	$102	$3	$190	$295
Preferred stock	353	84	19	456
Equity securities available-for-sale	455	87	209	751
Equity securities, trading	302			302
Total equity securities	$757	$87	$209	$1,053

Short term investments	$5,383	$1,071		$6,454
Receivables		124	$13	137
Life settlement contracts			126	126
Separate account business	55	320	38	413
Payable to brokers	(161)	(146)	(20)	(327)
Discontinued operations investments	79	52	13	144

December 31, 2008

Fixed maturity securities	$2,358	$24,383	$2,710	$29,451
Equity securities	881	94	210	1,185
Short term investments	5,421	608		6,029
Receivables		182	40	222
Life settlement contracts			129	129
Separate account business	40	306	38	384
Payable to brokers	(168)	(260)	(112)	(540)
Discontinued operations investments	83	59	15	157

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 and 2008:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales,				Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in		Issuances		Transfers		Liabilities
	Balance,	Net Income	Included in	and	Transfers	out of	Balance,	Held at
2009	April 1	(Loss) (a)	AOCI	Settlements	into Level 3	Level 3	June 30	June 30 (a)
(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed
securities	$743	$(6)	$35	$(25)	$71	$(10)	$808	$(5)
Commercial mortgage-
backed securities	158	(155)	155	(9)	26		175	(155)
Other asset-backed securities	252		10	(2)		(119)	141
Total asset-backed securities	1,153	(161)	200	(36)	97	(129)	1,124	(160)
States, municipalities and
political subdivisions-tax-
exempt securities	784		18	(17)			785
Corporate and other taxable
bonds	809		47	(137)	16	(5)	730	(1)
Redeemable preferred stock	19					(18)	1
Fixed maturities
available-for-sale	2,765	(161)	265	(190)	113	(152)	2,640	(161)
Fixed maturities, trading	213	6		6	4		229	4
Total fixed maturities	$2,978	$(155)	$265	$(184)	$117	$(152)	$2,869	$(157)

Equity securities:
Common stock	$191		$(1)				$190
Preferred stock	19						19
Equity securities
available-for-sale	$210		$(1)				$209

Life settlement contracts	$127	$5		$(6)			$126
Separate account business	38		$3	(3)			38
Discontinued operations
investments	13		1	(1)			13
Derivative financial
instruments, net	(58)	17	(2)	36			(7)	(11)

2008

Fixed maturity securities	$2,471	$(81)	$(55)	$80	$1,159	$(140)	$3,434	$(92)
Equity securities	196	(1)	(2)	48	22		263	(3)
Short term investments	85					(85)	-
Life settlement contracts	118	12		(12)			118	1
Separate account business	47		(4)	2			45
Discontinued operations
investments	41			(1)		(17)	23
Derivative financial instruments,
net	(90)	10	(9)	6			(83)	15

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)		Purchases, Sales,				Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and
		Included in		Issuances		Transfers		Liabilities
	Balance,	Net Income	Included in	and	Transfers	out of	Balance,	Held at
2009	January 1	(Loss) (a)	AOCI	Settlements	into Level 3	Level 3	June 30	June 30 (a)
(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed
securities	$782	$(23)	$36	$(48)	$71	$(10)	$808	$(12)
Commercial mortgage-
backed securities	186	(165)	142	(14)	26		175	(165)
Other asset-backed securities	139	(30)	40	(42)	153	(119)	141	(31)
Total asset-backed securities	1,107	(218)	218	(104)	250	(129)	1,124	(208)
States, municipalities and
political subdivisions-tax-
exempt securities	750		55	(20)			785
Corporate and other taxable
bonds	622	(5)	46	67	18	(18)	730	(7)
Redeemable preferred stock	13	(9)	8	7		(18)	1	(9)
Fixed maturities
available-for-sale	2,492	(232)	327	(50)	268	(165)	2,640	(224)
Fixed maturities, trading	218	9		(2)	4		229	4
Total fixed maturities	$2,710	$(223)	$327	$(52)	$272	$(165)	$2,869	$(220)

Equity securities:
Common stock	$191		$(1)				$190
Preferred stock	19						19
Equity securities
available-for-sale	$210		$(1)				$209

Life settlement contracts	$129	$16		$(19)			$126	$2
Separate account business	38		$4	(4)			38
Discontinued operations
investments	15			(2)			13
Derivative financial
instruments, net	(72)	35	(12)	42			(7)	(15)
2008

Fixed maturity securities	$2,909	$(124)	$(270)	$81	$1,254	$(416)	$3,434	$(139)
Equity securities	199	(3)	(3)	48	22		263	(5)
Short term investments	85					(85)	-
Life settlement contracts	115	30		(27)			118	5
Separate account business	30		(4)	(1)	20		45
Discontinued operations
investments	42			(2)		(17)	23
Derivative financial instruments,
net	(19)	(21)	3	(46)			(83)	(69)

(a)	Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities transferred into Level 3 for the three months ended June 30, 2009 relate primarily to structured securities with residential and commercial mortgage collateral. For the six months ended June 30, 2009 transfers into Level 3 relate primarily to structured securities with underlying auto loan collateral and structured securities with residential and commercial mortgage collateral. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include estimates of future cash flows and the maturity assumption.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

Fixed Maturity Securities

Level 1 securities include highly liquid government bonds within the U.S. Treasury securities and corporate and other taxable bond categories for which quoted market prices are available. Level 1 securities may also include securities that have firm sale commitments and prices that are not recorded until the settlement date. The remaining fixed maturity securities are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for most fixed maturity securities is classified as Level 2. Securities within Level 2 include certain corporate bonds, municipal bonds, asset-backed securities, mortgage-backed pass-through securities and redeemable preferred stock. Securities are generally assigned to Level 3 in cases where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace. Level 3 securities include certain corporate bonds, asset-backed securities, municipal bonds and redeemable preferred stock. Within corporate bonds and municipal bonds, Level 3 securities also include tax-exempt auction rate certificates. Fair value of auction rate securities is determined utilizing a pricing model with three primary inputs. The interest rate and spread inputs are observable from like instruments while the maturity date assumption is unobservable due to the uncertain nature of the principal prepayments prior to maturity.

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include one equity security, which represents 87.7% of the total at June 30, 2009, in an entity which is not publicly traded and is valued based on a discounted cash flow analysis model which is adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. The remaining non-redeemable preferred stocks and equity securities are primarily valued using inputs including broker/dealer quotes for which there is a lack of transparency as to whether these quotes are based on information that is observable in the marketplace.

Derivative Financial Instruments

Exchange traded derivatives are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Level 2 derivatives include currency forwards valued using observable market forward rates. Over-the-counter derivatives, principally interest rate swaps, credit default swaps, equity warrants and options are valued using inputs including broker/dealer quotes and are classified within Level 2 or Level 3 of the valuation hierarchy, depending on the amount of transparency as to whether these quotes are based on information that is observable in the marketplace.

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all inputs are observable.

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

Assets and Liabilities Not Measured at Fair Value

The Company did not have any financial instrument assets which are not measured at fair value. The carrying amount and estimated fair value of the Company’s financial instrument liabilities which are not measured at fair value on the Consolidated Condensed Balance Sheets are listed in the table below.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$106	$107	$111	$113
Short term debt	23	23	71	71
Long term debt	8,647	8,201	8,187	7,166

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

The Company uses derivatives in the normal course of business, primarily in an attempt to reduce its exposure to market risk (principally interest rate risk, equity stock price risk, commodity price risk and foreign currency risk) stemming from various assets and liabilities and credit risk (the ability of an obligor to make timely payment of principal and/or interest). The Company’s principal objective under such risk strategies is to achieve the desired reduction in economic risk, even if the position does not receive hedge accounting treatment.

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

Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the fair value of financial instruments denominated in a foreign currency. The Company’s foreign transactions are primarily denominated in Australian dollars, Brazilian reais, British pounds, Canadian dollars and the European Monetary Unit. The Company typically manages this risk via asset/liability currency matching and through the use of foreign currency futures and forwards. Beginning in May of 2009, Diamond Offshore began a hedging strategy and designated certain of its qualifying foreign currency forward exchange contracts as cash flow hedges.

In addition to the derivatives used for risk management purposes described above, the Company may also use derivatives for purposes of income enhancement. Income enhancement transactions are entered into with the intention of providing additional income or yield to a particular portfolio segment or instrument. Income enhancement transactions are limited in scope and primarily involve the sale of covered options in which the Company receives a premium in exchange for selling a call or put option.

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

At June 30, 2009, the Company had $33 million notional value of outstanding CDS contracts where it had sold credit protection. The maximum payment related to these CDS contracts was $33 million assuming there was no residual value in the defaulted securities that the Company would receive as part of the contract terminations. The current fair value of these contracts was a liability of $1 million which represents the amount that the Company would have to pay to exit these derivative positions.

The table below summarizes credit default swap contracts where the Company sold credit protection. The largest single reference obligation in the table below represents 75.8% of the total notional value and is rated BBB.

June 30, 2009	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions of dollars)

BBB		$25	0.5
B	$(1)	8	3.6
Total	$(1)	$33	1.2

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $87 million at June 30, 2009 and primarily consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $6 million at June 30, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $150 million at June 30, 2009. HighMount was not required to post any collateral under the governing agreements.

See Note 3 for information regarding the fair value of derivative instruments.

A summary of the aggregate contractual or notional amounts and gross estimated fair values related to derivative financial instruments follows. Equity options purchased are included in Equity securities, and all other derivative assets are reported as Receivables. Derivative liabilities are included in Payable to brokers on the Consolidated Condensed Balance Sheets. Embedded derivative instruments subject to bifurcation are reported together with the host contract, at fair value. The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and may not be representative of the potential for gain or loss on these instruments.

June 30	2009
	Contractual/
	Notional	Estimated Fair Value
	Amount	Asset	(Liability)
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600		$(145)
Foreign exchange:
Forwards – short	119	$6
Commodities:
Forwards – short	498	120	(5)

Without hedge designation

Equity markets:
Options – purchased	217	61
– written	285		(32)

Interest rate risks:
Options on government securities - short			(28)
Futures – long	463
– short	1,429
Credit default swaps – purchased protection	328	5	(14)
– sold protection	33		(1)
Other	42	6
Total	$5,014	$198	$(225)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $4.4 billion and $10.5 billion in notional value while derivative termination activity totaled approximately $5.3 billion and $11.4 billion during the three and six months ended June 30, 2009. The activity during the three and six months ended June 30, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Consolidated Condensed Statements of Operations.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
(In millions)

Included in Net investment income:
Equity markets:
Options – purchased	$(18)	$(20)
– written	25	30
Futures – long	11	11
Currency forwards – long	2	(6)
– short		7
Interest rate risk:
Credit default swaps – purchased protection	3	12
– sold protection	(2)	(8)
Options on government securities – short	3	14
Futures – long		5
Other	(4)	(5)

Included in Investment gains (losses):
Equity options – written	4	15
Interest rate risk:
Interest rate swaps	38	59
Credit default swaps – purchased protection	(26)	(35)
– sold protection	8	2
Futures – short	9	23
Included in Other revenues:
Currency forwards - short	9	9
Total	$62	$113

Cash flow hedges − A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of June 30, 2009, approximately 66.9 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. Approximately 93.1% of these derivatives have settlement dates in 2009 and 2010. The Company and certain of its subsidiaries also use interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. Any ineffectiveness is recorded currently in Investment gains (losses) in the Consolidated Condensed Statements of Operations. For the three and six months ended June 30, 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the effective portion of the net derivative gains or losses included in AOCI and the amount reclassified into Net income (loss) for derivatives designated as cash flow hedges:

Three Months Ended June 30, 2009	Amount of Gain Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
(In millions)

Commodities	$11	Other revenues	$65
Foreign exchange	6	Contract drilling expenses
Interest rate risks	13	Interest	(17)
Total	$30		$48

Six Months Ended June 30, 2009	Amount of Gain Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)
(In millions)

Commodities	$103	Other revenues	$139
Foreign exchange	6	Contract drilling expenses
Interest rate risks	4	Interest	(31)
Total	$113		$108

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $99 million with fair value liabilities of $102 million at June 30, 2009. These positions are marked to market and investment gains or losses are included in the Consolidated Condensed Statements of Operations.

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

The attribution of income (loss) to each class of common stock for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except %)

Loews common stock:

Consolidated net income (loss) - Loews	$340	$4,963	$(307)	$5,625
Less income attributable to former Carolina Group
stock		104		211
Income (loss)	$340	$4,859	$(307)	$5,414

Former Carolina Group stock:

Income available to former Carolina Group stock		$168		$339
Weighted average economic interest of the
former Carolina Group		62.4%		62.4%

Income attributable to former Carolina Group stock	$-	$104	$-	$211

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	435.07	508.16	435.09	518.93
Stock options and stock appreciation rights	0.56	1.27		1.24
Weighted average shares outstanding-diluted	435.63	509.43	435.09	520.17

Former Carolina Group stock:

Weighted average shares outstanding-basic		108.48		108.47
Stock options and stock appreciation rights		0.12		0.13
Weighted average shares outstanding-diluted	-	108.60	-	108.60

Certain options and SARs were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. For the six months ended June 30, 2009, as a result of the net loss, no potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive. The number of weighted average shares not included in the diluted computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loews common stock	3,381,844	1,179,504	5,678,645	1,176,438
Former Carolina Group stock	-	310,125	-	255,983

6.  Receivables

	June 30,	December 31,
	2009	2008
(In millions)

Reinsurance	$7,337	$7,761
Other insurance	2,060	2,039
Receivable from brokers	806	936
Accrued investment income	387	360
Federal income taxes	595	382
Other	966	844
Total	12,151	12,322
Less: allowance for doubtful accounts on reinsurance receivables	358	366
allowance for other doubtful accounts	264	284
Receivables	$11,529	$11,672

7.  Property, Plant and Equipment

	June 30,	December 31,
	2009	2008
(In millions)

Land	$70	$70
Buildings and building equipment	638	635
Offshore drilling equipment	6,343	5,668
Machinery and equipment	1,225	1,375
Pipeline equipment	6,321	3,978
Natural gas and oil proved and unproved properties	3,459	3,345
Construction in process	217	2,210
Leaseholds and leasehold improvements	78	75
Total	18,351	17,356
Less accumulated depreciation, depletion and amortization	5,680	4,464
Property, plant and equipment	$12,671	$12,892

Diamond Offshore

In June 2009, Diamond Offshore acquired the Ocean Courage, a newbuild, semisubmersible drilling rig for $460 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares.

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

Boardwalk Pipeline Expansion Projects

In 2009, Boardwalk Pipeline placed in service its Gulf Crossing Project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. As a result, approximately $2.3 billion was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $43 million and $56 million for the three and six months ended June 30, 2009 for events occurring in those periods. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. CNA reported catastrophe losses, net of reinsurance, of $47 million and $100 million for the three and six months ended June 30, 2008 for events occurring in those periods. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	June 30, 2009		December 31, 2008

		Environmental		Environmental
	Asbestos	Pollution	Asbestos	Pollution
(In millions)

Gross reserves	$1,964	$366	$2,112	$392
Ceded reserves	(851)	(126)	(910)	(130)
Net reserves	$1,113	$240	$1,202	$262

Asbestos

There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2009. CNA recorded $6 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the six months ended June 30, 2008. CNA paid asbestos-related claims, net of reinsurance recoveries, of $89 million and $99 million for the six months ended June 30, 2009 and 2008.

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

Some asbestos-related defendants have asserted that their insurance policies are not subject to aggregate limits on coverage. CNA has such claims from a number of insureds. Some of these claims involve insureds facing exhaustion of products liability aggregate limits in their policies, who have asserted that their asbestos-related claims fall within so-called “non-products” liability coverage contained within their policies rather than products liability coverage, and that the claimed “non-products” coverage is not subject to any aggregate limit. It is difficult to predict the ultimate size of any of the claims for coverage purportedly not subject to aggregate limits or predict to what extent, if any, the attempts to assert “non-products” claims outside the products liability aggregate will succeed. CNA’s policies also contain other limits applicable to these claims and CNA has additional coverage defenses to certain claims. CNA has attempted to manage its asbestos exposure by aggressively seeking to settle claims on acceptable terms. There can be no assurance that any of these settlement efforts will be successful, or that any such claims can be settled on terms acceptable to CNA. Where CNA cannot settle a claim on acceptable terms, CNA aggressively litigates the claim. However, adverse developments with respect to such matters could have a material adverse effect on CNA’s results of operations and/or equity.

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

CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, currently a dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue.

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

On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The claimants have sought further appellate review of the decision. The New York appellate court denied leave to appeal to the Court of Appeals. The Claimants have sought leave to appeal directly from the Court of Appeals and the decision whether to accept appeal is pending. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). These disputes are currently part of coverage litigation (stayed in view of the bankruptcy) and an adversary proceeding in In re: Burns & Roe Enterprises, Inc., pending in the U.S. Bankruptcy Court for the District of New Jersey, No. 00-41610. Burns & Roe provided engineering and related services in connection with construction projects. At the time of its bankruptcy filing, on December 4, 2000, Burns & Roe asserted that it faced approximately 11,000 claims alleging bodily injury resulting from exposure to asbestos as a result of construction projects in which Burns & Roe was involved. CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement with Burns & Roe, the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court and the Future Claims Representative (the “Addendum”), which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. With the approval of the Bankruptcy Court, Burns & Roe included the Addendum as part of its Fourth Amended Plan (the “Plan”), which was confirmed on February 23, 2009. On June 15, 2009, the confirmation order became final and may not be appealed. Numerous factual, legal and coverage issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include, among others: (i) whether CNA has any further responsibility to compensate claimants against Burns & Roe under its policies and, if so, under which; (ii) whether CNA’s responsibilities under its policies extend to a particular claimant’s entire claim or only to a limited percentage of the claim; (iii) whether CNA’s responsibilities under its policies are limited by the occurrence limits or other provisions of the policies; (iv) whether certain exclusions, including professional liability exclusions, in some of CNA’s policies apply to exclude certain claims; (v) the extent to which claimants can establish exposure to asbestos materials as to which Burns & Roe has any responsibility; (vi) the legal theories which must be pursued by such claimants to establish the liability of Burns & Roe and whether such theories can, in fact, be established; (vii) the diseases and damages alleged by such claimants; (viii) the extent that any liability of Burns & Roe would be shared with other potentially responsible parties; and (ix) the impact of bankruptcy proceedings on claims and coverage issue resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first was held in June 2009 and the second phase begins in September 2009. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (i) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (ii) the potential application of Statutes of Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (iii) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (iv) the diseases and damages claimed by such claimants; (v) the extent that such liability would be shared with other potentially responsible parties; and (vi) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the six months ended June 30, 2009. CNA recorded $2 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the six months ended June 30, 2008. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $22 million and $36 million for the six months ended June 30, 2009 and 2008.

Net Prior Year Development

The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.

Three Month Comparison

	Standard	Specialty	Other
Three Months Ended June 30, 2009	Lines	Lines	Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(80)	$(40)	$4	$(116)
A&E
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(80)	(40)	4	(116)
Pretax (favorable) unfavorable premium
development	59	(1)	(2)	56
Total pretax (favorable) unfavorable net prior year
development	$(21)	$(41)	$2	$(60)

Three Months Ended June 30, 2008

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(15)	$1	$5	$(9)
A&E			6	6
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(15)	1	11	(3)
Pretax (favorable) unfavorable premium development	(8)	1	1	(6)
Total pretax (favorable) unfavorable net prior year
development	$(23)	$2	$12	$(9)

2009 Net Prior Year Development

Standard Lines

Favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $33 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007. An additional $17 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008.

Approximately $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.

Approximately $40 million of adverse premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional adverse premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.

Specialty Lines

Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including individual claims closing favorable to expectations.

Approximately $8 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages due primarily to favorable experience on a number of large claims, primarily related to financial institutions in accident years 2003 and prior.

2008 Net Prior Year Development

Standard Lines

Approximately $29 million of favorable claim and allocated claim adjustment expense reserve development was recorded due to favorable outcomes on claims relating to catastrophes, primarily in accident year 2005.

Approximately $8 million of favorable premium development was recorded across several coverages and accident years due to additional premium processing on auditable policies and changes to ultimate premium estimates. This favorable development was partially offset by additional unfavorable claim and allocated claim adjustment expense reserve development.

Other Insurance

The unfavorable claim and allocated claim adjustment expense reserve development was primarily related to commutation activity, a portion of which was offset by a release of a previously established allowance for uncollectible reinsurance.

Six Month Comparison

	Standard	Specialty	Other
Six Months Ended June 30, 2009	Lines	Lines	Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(110)	$(81)	$5	$(186)
A&E
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(110)	(81)	5	(186)
Pretax (favorable) unfavorable premium
development	76	(3)	(3)	70
Total pretax (favorable) unfavorable net prior year
development	$(34)	$(84)	$2	$(116)

Pretax (favorable) unfavorable net prior
year claim and allocated claim adjustment
expense reserve development:
Core (Non-A&E)	$(50)	$18	$8	$(24)
A&E			8	8
Pretax (favorable) unfavorable net prior year
development before impact of premium
development	(50)	18	16	(16)
Pretax (favorable) unfavorable premium
development	1	(18)		(17)
Total pretax (favorable) unfavorable net prior year
development	$(49)	$-	$16	$(33)

2009 Net Prior Year Development

Standard Lines

Favorable claim and allocated claim adjustment expense reserve development was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $64 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and favorable frequency and severity on claims relating to catastrophes in accident year 2008. An additional $17 million of favorable claim and allocated claim adjustment expense reserve development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008.

Approximately $25 million of favorable claim and allocated claim adjustment expense reserve development was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior.

Approximately $40 million of adverse premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional adverse premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.

Specialty Lines

Favorable claim and allocated claim adjustment expense reserve development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations.

Approximately $28 million of favorable claim and allocated claim adjustment expense reserve development was recorded for professional liability coverages due primarily to favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior and decreased frequency of large claims in accident years 2007 and prior.

An additional $4 million of favorable claim and allocated claim adjustment expense reserve development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.

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

Specialty Lines

Approximately $10 million of favorable premium development was recorded due to a change in estimated ultimate premiums within a foreign affiliate’s property and financial lines. This was offset by approximately $9 million of related unfavorable claim and allocated claim adjustment expense reserve development.

Other Insurance

The net prior year development recorded for the six months ended June 30, 2008 relates to the same reasons included in the three month discussion.

9.  Debt

In May of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due May 1, 2019. Diamond Offshore used the net proceeds of $496 million from the sale of the notes for general corporate purposes.

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Service cost	$6	$7	$13	$15
Interest cost	43	42	86	82
Expected return on plan assets	(39)	(48)	(78)	(96)
Amortization of net loss	1		2	1
Actuarial loss	6	1	12	2
Net periodic benefit cost	$17	$2	$35	$4

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Service cost			$1	$1
Interest cost	$3	$3	6	6
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of prior service benefit	(6)	(7)	(12)	(12)
Actuarial loss		1	1	1
Regulatory asset decrease	2	2	3	3
Net periodic benefit cost	$(2)	$(2)	$(3)	$(3)

11.  Business Segments

The Company’s reportable segments are primarily based on its individual operating subsidiaries. Each principal operating subsidiary is headed by a chief executive officer who is responsible for the operation of its business and has the duties and authority commensurate with that position. Investment gains (losses) and the related income taxes, excluding those of CNA, are included in the Corporate and other segment.

CNA’s business primarily consists of commercial property and casualty insurance. Its reportable segments are Standard Lines, Specialty Lines, Life & Group Non-Core, and Other Insurance.

Diamond Offshore’s business primarily consists of operating 46 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On June 30, 2009, these rigs were located offshore in 12 countries in addition to the United States.

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

Loews Hotels owns and/or operates 18 hotels, 16 of which are in the United States and two of which are in Canada.

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

The following tables set forth the Company’s consolidated revenues, income (loss) before income tax and net income (loss) - Loews by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$767	$922	$1,432	$1,867
Specialty Lines	974	1,039	1,835	2,088
Life & Group Non-Core	329	308	453	545
Other Insurance	26	52	14	103
Total CNA Financial	2,096	2,321	3,734	4,603
Diamond Offshore	957	970	1,843	1,762
HighMount	147	201	322	390
Boardwalk Pipeline	201	206	425	419
Loews Hotels	73	105	146	202
Corporate and other	60	119	87	158
Total	$3,534	$3,922	$6,557	$7,534

Income (loss) before income tax (a):

CNA Financial:
Standard Lines	$39	$119	$(61)	$233
Specialty Lines	163	201	231	392
Life & Group Non-Core	(42)	(67)	(282)	(103)
Other Insurance	(26)	3	(86)
Total CNA Financial	134	256	(198)	522
Diamond Offshore	520	590	971	995
HighMount	46	76	(960)	151
Boardwalk Pipeline	18	64	69	153
Loews Hotels	6	32	(23)	50
Corporate and other	33	89	30	98
Total	$757	$1,107	$(111)	$1,969

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Net income (loss) - Loews (a):

CNA Financial:
Standard Lines	$31	$76	$(19)	$152
Specialty Lines	94	113	135	220
Life & Group Non-Core	(15)	(31)	(146)	(43)
Other Insurance	(10)	4	(40)	4
Total CNA Financial	100	162	(70)	333
Diamond Offshore	181	194	344	330
HighMount	29	48	(612)	95
Boardwalk Pipeline	8	28	30	67
Loews Hotels	3	19	(15)	30
Corporate and other	20	60	17	65
Income from continuing operations	341	511	(306)	920
Discontinued operations	(1)	4,452	(1)	4,705
Total	$340	$4,963	$(307)	$5,625

(a)	Investment gains (losses) included in Revenues, Income (loss) before income tax and Net income (loss) - Loews are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues and Income (loss) before income tax:

CNA Financial:
Standard Lines	$(170)	$(60)	$(349)	$(76)
Specialty Lines	(96)	(30)	(212)	(39)
Life & Group Non-Core	13	(6)	(177)	(23)
Other Insurance	(44)	(15)	(91)	(24)
Total CNA Financial	(297)	(111)	(829)	(162)
Corporate and other		2	1	2
Total	$(297)	$(109)	$(828)	$(160)

Net income (loss) - Loews:

CNA Financial:
Standard Lines	$(100)	$(35)	$(205)	$(45)
Specialty Lines	(61)	(17)	(127)	(22)
Life & Group Non-Core	8	(3)	(103)	(13)
Other Insurance	(25)	(10)	(53)	(14)
Total CNA Financial	(178)	(65)	(488)	(94)
Corporate and other		1		1
Total	$(178)	$(64)	$(488)	$(93)
12.  Legal Proceedings

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

Global Crossing Limited Litigation

CCC was named as a defendant in an action brought by the bankruptcy estate of Global Crossing Limited (“Global Crossing”) in the United States Bankruptcy Court for the Southern District of New York, Global Crossing Estate Representative, for itself and as the Liquidating Trustee of the Global Crossing Liquidating Trust v. Gary Winnick, et al., Case No. 04 Civ. 2558 (“GEL”). In the complaint, plaintiff sought damages from CCC and the other defendants for alleged fraudulent transfers and alleged breaches of fiduciary duties arising from actions taken by Global Crossing while CCC was a shareholder of Global Crossing. The parties entered into a settlement agreement during the first quarter of 2009 providing for a payment by CCC of an amount that approximated the amount accrued at March 31, 2009. In the second quarter of 2009, the Court entered an order dismissing with prejudice all claims against CCC. As a result, this matter has been fully and finally resolved.

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

13.  Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of June 30, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $873 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of June 30, 2009, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I (“Issuer Trust”), CNA Surety, a 62% owned and consolidated subsidiary of CNA, has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments CNA could make under the guarantee is approximately $63 million, consisting of annual dividend payments of approximately $1 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if CNA does not fulfill its obligations under the debentures held by the Issuer Trust, CNA has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and CNA does not believe that a payment is likely under this guarantee.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of June 30, 2009, Boardwalk Pipeline had purchase commitments of $138 million primarily related to its expansion projects.

14.  Discontinued Operations

The results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Net investment income	$2	$6	$3	$18
Manufactured products		829		1,750
Investment gains		1		2
Total (a)	2	836	3	1,770
Expenses:
Insurance related expenses	3	1	4	6
Cost of manufactured products sold		485		1,039
Other operating expenses		72		172
Interest		1		2
Total	3	559	4	1,219
Income (loss) before income tax	(1)	277	(1)	551
Income tax expense		(107)		(208)
Results of discontinued operations	(1)	170	(1)	343
Gain on disposal (after tax of $7 and $51)		4,282		4,362
Net income (loss) from discontinued operations
- Loews	$(1)	$4,452	$(1)	$4,705

(a)
Lorillard’s revenues amounted to 99.6% and 99.7% of the total discontinued operations for the three and six months ended June 30, 2008. Lorillard’s pretax income amounted to approximately 100.0% of total pretax income of discontinued operations for the three and six months ended June 30, 2008.

Net liabilities of discontinued operations included in Other liabilities in the Consolidated Condensed Balance Sheets are as follows:

	June 30,	December 31,
	2009	2008
(In millions)

Assets:
Investments	$144	$157
Receivables	5	6
Other assets	1	1
Total assets	150	164

Liabilities:
Insurance reserves	154	162
Other liabilities	4	8
Total liabilities	158	170

Net liabilities of discontinued operations (a)	$(8)	$(6)

(a)
The net liabilities of CNA’s discontinued operations totaling $8 million and $6 million as of June 30, 2009 and December 31, 2008 are included in Other liabilities in the Consolidated Condensed Balance Sheets.CNA’s accounting and reporting for discontinued operations is in accordance with APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with APB No. 30, CNA’s assets and liabilities of discontinued operations are presented net in Other liabilities. At June 30, 2009 and December 31, 2008, the insurance reserves are net of discounts of $61 million and $75 million.

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

15.  Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at June 30, 2009 and December 31, 2008, and consolidating statements of operations information for the six months ended June 30, 2009 and 2008. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
June 30, 2009	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$38,052	$644	$45	$71	$67	$2,434		$41,313
Cash	98	27	4	3	2	2		136
Receivables	10,110	762	168	94	19	579	$(203)	11,529
Property, plant and equipment	316	3,930	1,792	6,239	351	43		12,671
Deferred income taxes	2,575		655				(1,041)	2,189
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						13,831	(13,831)	-
Other assets	733	229	58	320	29	9		1,378
Deferred acquisition costs of insurance subsidiaries	1,145							1,145
Separate account business	413							413
Total assets	$53,528	$5,612	$3,306	$6,890	$471	$16,898	$(15,075)	$71,630

Liabilities and Equity:

Insurance reserves	$38,571							$38,571
Payable to brokers	494		$167	$1	$1	$267		930
Collateral on loaned securities and derivatives	1			5				6
Short term debt		$4			19			23
Long term debt	2,058	999	1,715	3,002	206	867	$(200)	8,647
Reinsurance balances payable	350							350
Deferred income taxes		492		132	41	376	(1,041)	-
Other liabilities	2,590	537	119	459	12	214	(3)	3,928
Separate account business	413							413
Total liabilities	44,477	2,032	2,001	3,599	279	1,724	(1,244)	52,868
Total shareholders’ equity	7,890	1,822	1,305	2,464	192	15,174	(13,831)	15,016
Noncontrolling interests	1,161	1,758		827				3,746
Total equity	9,051	3,580	1,305	3,291	192	15,174	(13,831)	18,762
Total liabilities and equity	$53,528	$5,612	$3,306	$6,890	$471	$16,898	$(15,075)	$71,630

Loews Corporation
Consolidating Balance Sheet Information

	CNA	Diamond		Boardwalk	Loews	Corporate
December 31, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Assets:

Investments	$34,980	$701	$46	$313	$70	$2,340		$38,450
Cash	85	36	1	2	2	5		131
Receivables	10,290	575	225	92	23	482	$(15)	11,672
Property, plant and equipment	327	3,429	2,771	5,972	350	43		12,892
Deferred income taxes	3,532		306				(910)	2,928
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						11,973	(11,973)	-
Other assets	815	210	79	275	48	6	(1)	1,432
Deferred acquisition costs of insurance subsidiaries	1,125							1,125
Separate account business	384							384
Total assets	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Liabilities and Equity:

Insurance reserves	$38,771						$(1)	$38,770
Payable to brokers	124	$37	$191		$1	$326		679
Collateral on loaned securities and derivatives	6							6
Short term debt					71			71
Long term debt	2,058	504	1,715	$2,889	155	866		8,187
Reinsurance balances payable	316							316
Deferred income taxes		453		103	46	308	(910)	-
Other liabilities	2,732	579	188	571	12	255	(15)	4,322
Separate account business	384							384
Total liabilities	44,391	1,573	2,094	3,563	285	1,755	(926)	52,735
Total shareholders’ equity	6,281	1,732	1,918	1,870	211	13,094	(11,973)	13,133
Noncontrolling interests	952	1,666		1,384				4,002
Total equity	7,233	3,398	1,918	3,254	211	13,094	(11,973)	17,135
Total liabilities and equity	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Loews Corporation
Consolidating Statement of Operations Information

Six Months Ended June 30, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,328							$3,328
Net investment income	1,095	$2				$85		1,182
Intercompany interest and dividends						471	$(471)	-
Investment gains (losses)	(829)	1						(828)
Contract drilling revenues		1,779						1,779
Other	140	62	$322	$425	$146	1		1,096
Total	3,734	1,844	322	425	146	557	(471)	6,557

Expenses:

Insurance claims and policyholders’ benefits	2,637							2,637
Amortization of deferred acquisition costs	698							698
Contract drilling expenses		600						600
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	536	260	207	296	164	30		1,493
Interest	61	12	39	60	5	27		204
Total	3,932	872	1,282	356	169	57		6,668
Income (loss) before income tax	(198)	972	(960)	69	(23)	500	(471)	(111)
Income tax (expense) benefit	137	(263)	348	(20)	8	(12)		198
Income (loss) from continuing operations	(61)	709	(612)	49	(15)	488	(471)	87
Discontinued operations, net	(1)							(1)
Net income (loss)	(62)	709	(612)	49	(15)	488	(471)	86
Amounts attributable to noncontrolling interests	(9)	(365)		(19)				(393)
Net income (loss) attributable to Loews Corporation	$(71)	$344	$(612)	$30	$(15)	$488	$(471)	$(307)

Loews Corporation
Consolidating Statement of Operations Information

	CNA	Diamond		Boardwalk	Loews	Corporate
Six Months Ended June 30, 2008	Financial	Offshore	HighMount	Pipeline	Hotels	and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$3,587						$(1)	$3,586
Net investment income	1,010	$7		$1	$1	$157		1,176
Intercompany interest and dividends						876	(876)	-
Investment losses	(162)							(162)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		1,707						1,707
Other	168	48	$390	418	201			1,225
Total	4,603	1,762	390	419	202	1,035	(877)	7,534

Expenses:

Insurance claims and policyholders’ benefits	2,861							2,861
Amortization of deferred acquisition costs	728							728
Contract drilling expenses		558						558
Other operating expenses	425	206	202	229	146	34	(1)	1,241
Interest	67	3	37	37	6	27		177
Total	4,081	767	239	266	152	61	(1)	5,565
Income before income tax	522	995	151	153	50	974	(876)	1,969
Income tax expense	(128)	(315)	(56)	(41)	(20)	(33)		(593)
Income from continuing operations	394	680	95	112	30	941	(876)	1,376
Discontinued operations, net:
Results of operations						343		343
Gain on disposal						4,362		4,362
Net income	394	680	95	112	30	5,646	(876)	6,081
Amounts attributable to noncontrolling interests	(61)	(350)		(45)				(456)
Net income attributable to Loews Corporation	$333	$330	$95	$67	$30	$5,646	$(876)	$5,625

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 75% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) from continuing operations	$341	$511	$(306)	$920
Discontinued operations, net (a)	(1)	4,348	(1)	4,494
Net income (loss) attributable to Loews common stock	340	4,859	(307)	5,414
Net income attributable to former Carolina Group stock -
Discontinued operations		104		211
Net income (loss) attributable to Loews Corporation	$340	$4,963	$(307)	$5,625

Net income (loss) per share:
Loews common stock:
Income (loss) from continuing operations	$0.78	$1.00	$(0.70)	$1.77
Discontinued operations, net (a)		8.54		8.64
Loews common stock	$0.78	$9.54	$(0.70)	$10.41
Former Carolina Group stock - Discontinued operations	$-	$0.96	$-	$1.95

(a)
Includes a tax-free non-cash gain of $4,287 for the three and six months ended June 30, 2008 related to the separation of Lorillard, Inc. and an after tax gain of $75 for the six months ended June 30, 2008 from the sale of Bulova Corporation.

(b)	The Carolina Group and the former Carolina Group stock were eliminated effective June 10, 2008 as part of the separation of Lorillard.

Consolidated Financial Results

Income from continuing operations for the 2009 second quarter was $341 million, or $0.78 per share, compared to $511 million, or $1.00 per share, in the 2008 second quarter. Loss from continuing operations attributable to Loews common stock for the six months ended June 30, 2009 was $306 million, or $0.70 per share, compared to income from continuing operations of $920 million, or $1.77 per share, in the prior year.

Book value per common share increased to $34.60 at June 30, 2009, as compared to $30.73 at March 31, 2009 and $30.18 at December 31, 2008. The increase during the second quarter of 2009 was primarily driven by a $1.2 billion (after tax and noncontrolling interests) improvement in fair value of the Company’s fixed maturities investment portfolio reflecting a narrowing of credit spreads.

The decrease in income from continuing operations primarily reflects higher net investment losses offset by an increase in net investment income at CNA and strong results at Diamond Offshore. Net investment income benefited from higher limited partnership results, partially offset by the impact of lower short-term interest rates.

Income from continuing operations includes net investment losses of $178 million (after tax and noncontrolling interests) in the second quarter of 2009 compared to $64 million in the comparable prior year period. Net investment losses in the second quarter of 2009 were primarily driven by other-than-temporary impairment losses recognized in CNA’s available-for-sale portfolio.

The loss from continuing operations in 2009 primarily reflects higher net investment losses at CNA and a non-cash impairment charge of $1.0 billion ($660 million after tax) recorded in the first quarter of 2009, related to the carrying value of HighMount’s natural gas and oil properties, reflecting declines in commodity prices, partially offset by strong results at Diamond Offshore. There were no comparable impairment charges in the prior year period. Lower investment income in the first half of 2009 also contributed to the unfavorable comparison to the prior year period.

Net investment losses were $488 million (after tax and noncontrolling interests) in the first half of 2009, compared to $93 million in the comparable prior year period.

In June of 2008, the Company disposed of its entire ownership interest in Lorillard, Inc. through the redemption of Carolina Group stock in exchange for Lorillard common stock and an exchange of our remaining Lorillard common stock for Loews common stock. The Carolina Group and Carolina Group stock have been eliminated. The Company also sold Bulova Corporation in January 2008. Lorillard’s results of operations and the gain on disposal of Lorillard and Bulova have been classified as discontinued operations.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment - CNA Financial - Reserves - Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2008 for further information. Effective April 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which requires us to bifurcate other-than-temporary impairment (“OTTI”) losses into a credit component and non-credit component. Please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.
RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) and net results reflect amounts attributable to Loews Corporation.

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 90% owned subsidiary.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). The non-core operations are managed in the Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Reinsurance Company Limited. This segment also includes the results related to the centralized adjusting and settlements of A&E claims.

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

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except %)

Net written premiums	$761	$848	$1,524	$1,619
Net earned premiums	671	768	1,381	1,551
Net investment income	252	199	372	363
Net operating income	131	111	186	197
Net realized investment losses	(100)	(35)	(205)	(45)
Net income (loss)	31	76	(19)	152

Ratios:
Loss and loss adjustment expense	71.3%	73.7%	71.5%	73.7%
Expense	34.4	29.0	34.2	29.6
Dividend	(0.2)	0.5	0.2	0.5
Combined	105.5%	103.2%	105.9%	103.8%

Three Months Ended June 30, 2009 Compared to 2008

Net written premiums for Standard Lines decreased $87 million for the three months ended June 30, 2009 as compared with the same period in 2008. Despite favorable new business in the current three month period, premiums written were unfavorable in both CNA’s Business and Commercial Insurance groups, impacted by general economic conditions and lower premium rates, as compared with the second quarter of 2008. The current economic conditions have led to decreased industry insured exposures, particularly in the construction industry with smaller payrolls and reduced project volume. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $97 million for the three months ended June 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums as well as unfavorable premium development in 2009.

Standard Lines averaged rate decreases of 1.0% for the three months ended June 30, 2009, as compared to decreases of 5.0% for the three months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 80.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

Net income decreased $45 million for the three months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by improved net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income improved $20 million for the three months ended June 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income, partially offset by decreased underwriting results.

The combined ratio increased 2.3 points for the three months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.4 points primarily due to favorable loss development.

The expense ratio increased 5.4 points for the three months ended June 30, 2009 as compared with the same period in 2008, primarily related to higher underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs. Additionally, the 2008 results included favorable changes in estimates for insurance-related assessment liabilities. These unfavorable impacts were partially offset by a change in estimate of the ultimate assessment from the Texas Windstorm Insurance Association related to catastrophe losses incurred in the third quarter of 2008.

The dividend ratio decreased 0.7 points due to favorable development recorded on workers’ compensation coverages.

Favorable net prior year development of $21 million was recorded for the three months ended June 30, 2009, reflecting $80 million of favorable claim and allocated claim adjustment expense reserve development and $59 million of unfavorable premium development. Favorable net prior year development of $23 million, reflecting $15 million of favorable claim and allocated claim adjustment expense reserve development and $8 million of favorable premium development, was recorded for the three months ended June 30, 2008. Further information on Standard Lines net prior year development for the three months ended June 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2009 Compared to 2008

Net written premiums for Standard Lines decreased $95 million and net earned premiums decreased $170 million for the six months ended June 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.

Standard Lines averaged rate decreases of 1.0% for the six months ended June 30, 2009, as compared to decreases of 6.0% for the six months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 81.0% and 81.0% were achieved for those contracts that were available for renewal in each period.

Net results decreased $171 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses and decreased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income decreased $11 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decline was primarily due to decreased underwriting results.

The combined ratio increased 2.1 points for the six months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.2 points primarily due to decreased catastrophe losses. Catastrophe losses were $52 million, or 3.8 points of the loss ratio, for the six months ended June 30, 2009 as compared to $98 million, or 6.3 points of the loss ratio, for the same period in 2008.

The expense ratio increased 4.6 points for the six months ended June 30, 2009 as compared with the same period in 2008, primarily related to the reasons discussed in the three month comparison.

Favorable net prior year development of $34 million was recorded for the six months ended June 30, 2009, reflecting $110 million of favorable claim and allocated claim adjustment expense reserve development and $76 million of unfavorable premium development. Favorable net prior year development of $49 million, reflecting $50 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the six months ended June 30, 2008. Further information on Standard Lines net prior year development for the six months ended June 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Standard Lines.

	June 30,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$6,030	$6,158
Gross IBNR Reserves	5,675	5,890
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,705	$12,048

Net Case Reserves	$4,838	$4,995
Net IBNR Reserves	4,817	4,875
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,655	$9,870

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions, except %)

Net written premiums	$834	$860	$1,663	$1,708
Net earned premiums	834	859	1,646	1,732
Net investment income	188	155	296	287
Net operating income	155	130	262	242
Net realized investment losses	(61)	(17)	(127)	(22)
Net income	94	113	135	220

Ratios:
Loss and loss adjustment expense	62.5%	65.2%	62.0%	65.0%
Expense	29.2	27.6	29.2	27.1
Dividend	0.4	0.1	0.4	0.5
Combined	92.1%	92.9%	91.6%	92.6%

Three Months Ended June 30, 2009 Compared to 2008

Net written premiums for Specialty Lines decreased $26 million for the three months ended June 30, 2009 as compared with the same period in 2008. Premiums written were unfavorably impacted by foreign exchange and current economic conditions. The current economic conditions have led to decreased industry insured exposures, particularly in the surety bond, architects, engineers and realtors professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels, and the expense ratio. Net earned premiums decreased $25 million for the three months ended June 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.

Specialty Lines averaged rate decreases of 1.0% for the three months ended June 30, 2009 as compared to decreases of 3.0% for the three months ended June 30, 2008 for the contracts that renewed during those periods. Retention rates of 84.0% were achieved for those contracts that were available for renewal in both periods.

Net income decreased $19 million for the three months ended June 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by increased net operating income. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income improved $25 million for the three months ended June 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income and a $13 million favorable income tax adjustment related to CNA’s European operation.

The combined ratio improved 0.8 points for the three months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 2.7 points, primarily due to favorable net prior year development in the current period as compared with unfavorable net prior year development in the prior year period. This was partially offset by higher current accident year loss ratios recorded in several lines of business.

The expense ratio increased 1.6 points for the three months ended June 30, 2009 as compared with the same period in 2008. The increase primarily related to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased due primarily to higher employee-related costs.

Favorable net prior year development of $41 million, reflecting $40 million of favorable claim and allocated claim adjustment expense reserve development and $1 million of favorable premium development, was recorded for the three months ended June 30, 2009. Unfavorable net prior year development of $2 million, reflecting $1 million of unfavorable claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008. Further information on Specialty Lines net prior year development for the three months ended June 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Six Months Ended June 30, 2009 Compared to 2008

Net written premiums for Specialty Lines decreased $45 million and net earned premiums decreased $86 million for the six months ended June 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.

Specialty Lines averaged rate decreases of 1.0% for the six months ended June 30, 2009 as compared to decreases of 3.0% for the same period in 2008 for the contracts that renewed during those periods. Retention rates of 84.0% were achieved for those contracts that were available for renewal in both periods.

Net income decreased $85 million for the six months ended June 30, 2009 as compared with the same period in 2008. This decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results.

Net operating income increased $20 million for the six months ended June 30, 2009 as compared with the same period in 2008, due to the same reasons discussed above in the three month comparison.

The combined ratio improved 1.0 point for the six months ended June 30, 2009 as compared with the same period in 2008. The loss ratio improved 3.0 points and the expense ratio increased 2.1 points, primarily due to the reasons discussed above in the three month comparison.

Favorable net prior year development of $84 million, reflecting $81 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the six months ended June 30, 2009. Unfavorable claim and allocated claim adjustment expense reserve development of $18 million and favorable premium development of $18 million was recorded for the six months ended June 30, 2008, resulting in no net prior year development. Further information on Specialty Lines net prior year development for the six months ended June 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Specialty Lines.

	June 30,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$2,719	$2,719
Gross IBNR Reserves	5,743	5,563
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,462	$8,282

Net Case Reserves	$2,194	$2,149
Net IBNR Reserves	4,894	4,694
Total Net Carried Claim and Claim Adjustment Expense Reserves	$7,088	$6,843

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Net earned premiums	$148	$149	$298	$306
Net investment income	168	157	327	241
Net operating loss	(23)	(28)	(43)	(30)
Net realized investment losses	8	(3)	(103)	(13)
Net loss	(15)	(31)	(146)	(43)

Three Months Ended June 30, 2009 Compared to 2008

Net earned premiums for Life & Group Non-Core decreased $1 million for the three months ended June 30, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.

Net loss decreased $16 million for the three months ended June 30, 2009 as compared with the same period in 2008. The decrease in net loss was due to favorable performance on CNA’s remaining pension deposit business and improved net realized investment results. Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and a minimum rate of interest, for which CNA had previously recorded an additional pretax liability in Policyholders’ funds. CNA decreased this pretax liability by $31 million during the second quarter of 2009 based on the results of the investments supporting this business. Partially offsetting these favorable items was a $25 million after tax and noncontrolling interest legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment. The limited partnership investment supported the indexed group annuity portion of CNA’s pension deposit business, which CNA exited during 2008.

Six Months Ended June 30, 2009 Compared to 2008

Net earned premiums for Life & Group Non-Core decreased $8 million for the six months ended June 30, 2009 as compared with the same period in 2008.

Net loss increased $103 million for the six months ended June 30, 2009 as compared with the same period in 2008. The increase in net loss was due to higher net realized investment losses and the legal accrual related to the limited partnership investment as discussed above in the three month comparison. These unfavorable impacts were partially offset by favorable performance on CNA’s remaining pension deposit business. For the six months ended June 30, 2009, the pretax liability related to principal and interest guarantees, as discussed above, was decreased by $18 million.

Net investment income for the six months ended June 30, 2008 included trading portfolio losses of $81 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. The trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business which was exited during 2008. That business had a net loss of $4 million for the six months ended June 30, 2008. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Net investment income	$67	$65	$100	$119
Net operating income	15	14	13	18
Net realized investment losses	(25)	(10)	(53)	(14)
Net income (loss)	(10)	4	(40)	4

Three Months Ended June 30, 2009 Compared to 2008

Net results decreased $14 million for the three months ended June 30, 2009 as compared with the same period in 2008. The decrease was primarily due to higher net realized investment losses. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Unfavorable net prior year development of $2 million, reflecting $4 million of unfavorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended June 30, 2009. Unfavorable net prior year development of $12 million, reflecting $11 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $1 million of unfavorable premium development, was recorded for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to 2008

Net results decreased $44 million for the six months ended June 30, 2009 as compared with the same period in 2008. The decrease was primarily due to higher net realized investment losses and lower net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results.

Unfavorable net prior year development of $2 million, reflecting $5 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the six months ended June 30, 2009. Unfavorable net prior year claim and allocated claim adjustment expense reserve development of $16 million was recorded for the six months ended June 30, 2008. There was no premium development recorded for the six months ended June 30, 2008.

The following table summarizes the gross and net carried reserves for Other Insurance.

	June 30,	December 31,
	2009	2008
(In millions)

Gross Case Reserves	$1,685	$1,823
Gross IBNR Reserves	2,386	2,578
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$4,071	$4,401

Net Case Reserves	$1,000	$1,126
Net IBNR Reserves	1,481	1,561
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,481	$2,687

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100 thousand of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 80.1% and 81.0% of CNA’s total active asbestos accounts are classified as small accounts at June 30, 2009 and December 31, 2008.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

CNA carries unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves:

				Percent of
	Number of	Net Paid	Net Asbestos	Asbestos Net
June 30, 2009	Policyholders	Losses	Reserves	Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	18	$19	$132	11.9%
Wellington	3	1	8	0.7
Coverage in place	38	6	101	9.1
Total with settlement agreements	59	26	241	21.7

Other policyholders with active accounts
Large asbestos accounts	244	47	208	18.7
Small asbestos accounts	981	10	77	6.9
Total other policyholders	1,225	57	285	25.6

Assumed reinsurance and pools		6	108	9.7
Unassigned IBNR			479	43.0
Total	1,284	$89	$1,113	100.0%

December 31, 2008

Policyholders with settlement agreements
Structured settlements	18	$17	$133	11.1%
Wellington	3	1	11	0.9
Coverage in place	36	16	94	7.8
Total with settlement agreements	57	34	238	19.8

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19.4
Small asbestos accounts	1,009	32	91	7.6
Total other policyholders	1,245	94	325	27.0

Assumed reinsurance and pools		19	114	9.5
Unassigned IBNR			525	43.7
Total	1,302	$147	$1,202	100.0%

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100 thousand cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100 thousand or less of cumulative paid losses. Approximately 73.7% and 73.4% of CNA’s total active pollution accounts are classified as small accounts as of June 30, 2009 and December 31, 2008.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves:

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
June 30, 2009	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	13	$6	$19	7.9%
Coverage in place	16	1	12	5.0
Total with settlement agreements	29	7	31	12.9

Other policyholders with active accounts
Large pollution accounts	115	8	41	17.1
Small pollution accounts	322	7	41	17.1
Total other policyholders	437	15	82	34.2

Assumed reinsurance and pools			27	11.3
Unassigned IBNR			100	41.6
Total	466	$22	$240	100.0%

			Net	Percent of
			Environmental	Environmental
	Number of	Net	Pollution	Pollution Net
December 31, 2008	Policyholders	Paid Losses	Reserves	Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	16	$5	$9	3.4%
Coverage in place	16	3	13	5.0
Total with settlement agreements	32	8	22	8.4

Other policyholders with active accounts
Large pollution accounts	116	40	48	18.3
Small pollution accounts	320	11	41	15.7
Total other policyholders	436	51	89	34.0

Assumed reinsurance and pools		4	27	10.3
Unassigned IBNR			124	47.3
Total	468	$63	$262	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The global economic recession continued to weigh on energy demand in the second quarter of 2009. Crude oil prices remained volatile, and Diamond Offshore’s customers are continuing to defer new drilling programs until project economics improve. Against this background, demand and pricing for available drilling rigs is continuing to deteriorate, with customers actively seeking to farm out time on many of the contracted rigs to other operators. In effect, farming out rigs creates additional supply against which Diamond Offshore must compete. The decline in drilling activity is expected to be further exacerbated by the influx of newbuild rigs over the next several years. Diamond Offshore expects its extensive contract backlog to help mitigate the impact of the current market at least through the end of 2009 and into 2010; however, Diamond Offshore has experienced negative effects of the current market such as customer credit problems, customers seeking bankruptcy protection, customers attempting to renegotiate or terminate contracts, a further slowing in the pace of new contracting activity, declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment. Diamond Offshore would expect a prolonged decline in energy prices and the global economy to have a further negative impact.

The weak market allowed Diamond Offshore to complete the opportunistic purchase of a newbuild, semisubmersible offshore drilling rig, formerly known as PetroRig I, from Jurong Shipyard Pte Ltd. in June of 2009. The purchase price for the dynamically positioned rig, which has been renamed Ocean Courage, was $460 million exclusive of final commissioning and initial mobilization costs, drillstring and other necessary capital spares. Diamond Offshore has received several inquires for the 10,000-ft. water depth rated rig from potential customers regarding availability of the unit. Diamond Offshore estimates that the earliest the rig could commence work is the fourth quarter of 2009, allowing time to identify and secure a drilling contract and to subsequently mobilize the rig from Singapore to the contract location.

Diamond Offshore currently expects to spend approximately 394 rig days during the remainder of 2009 to complete a 5-year survey for the Ocean Yatzy, intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. In addition, Diamond Offshore expects the Ocean Bounty to be taken out of service at some time during the third quarter of 2009 for shipyard work which Diamond Offshore currently expects to extend until at least the end of 2009. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of July 20, 2009 and February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	July 20,	February 5,
	2009	2009
(In millions)

High specification floaters	$4,016	$4,346
Intermediate semisubmersible rigs	4,391	5,567
Jack-ups	311	346
Total	$8,718	$10,259

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of July 20, 2009.

Year Ended December 31	Total	2009 (a)	2010	2011	2012 - 2016
(In millions)

High specification floaters	$4,016	$723	$1,351	$1,031	$911
Intermediate semisubmersible rigs	4,391	795	1,269	876	1,451
Jack-ups	311	174	109	28
Total	$8,718	$1,692	$2,729	$1,935	$2,362

(a)	Represents a six month period beginning July 1, 2009.

The following table reflects the percentage of rig days committed by year as of July 20, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean Courage.

Year Ended December 31	2009 (a) (b)	2010 (b)	2011	2012 - 2016

High specification floaters	83.0%	74.0%	49.0%	10.0%
Intermediate semisubmersible rigs	88.0	67.0	46.0	15.0
Jack-ups	54.0	17.0	4.0

(a)	Represents a six month period beginning July 1, 2009.
(b)	Includes approximately 477 and 520 scheduled shipyard, survey and mobilization days for 2009 and 2010.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and six months ended June 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Contract drilling	$923	$937	$1,779	$1,707
Net investment income	1	3	2	7
Investment gains			1
Other revenue	33	30	62	48
Total	957	970	1,844	1,762
Expenses:
Contract drilling	306	273	600	558
Other operating	120	105	260	206
Interest	11	2	12	3
Total	437	380	872	767
Income before income tax	520	590	972	995
Income tax expense	(147)	(190)	(263)	(315)
Net income	373	400	709	680
Amounts attributable to noncontrolling interests	(192)	(206)	(365)	(350)
Net income attributable to Loews Corporation	$181	$194	$344	$330

Revenues decreased $13 million and increased $82 million, or 1.3% and 4.7%, and net income decreased $13 million and increased $14 million, or 6.7% and 4.2%, in the three and six months ended June 30, 2009, as compared to the corresponding periods of the prior year. During the first half of 2009, Diamond Offshore’s contracted revenue backlog partially mitigated the impact of the global economic recession on its industry. In many of the floater markets in which Diamond Offshore operates, average realized dayrates increased as Diamond Offshore’s rigs operated under contracts at higher dayrates in the three and six months ended June 30, 2009 than those earned during the corresponding periods in the prior year. However, revenues for Diamond Offshore’s floater fleet were negatively impacted by the effect of downtime associated with scheduled shipyard projects and mandatory inspections or surveys, as well as stacked time for rigs without work. In addition, the U.S. Gulf of Mexico jack-up market continued to experience reduced demand and dayrates during the first six months of 2009 which resulted in Diamond Offshore’s decision to cold stack three mat-supported rigs. The international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the three and six months ended June 30, 2009.

Revenues from high specification floaters and intermediate semisubmersible rigs decreased $18 million and increased $56 million in the three and six months ended June 30, 2009, as compared to the corresponding periods of the prior year. Revenues decreased in the second quarter of 2009, primarily due to decreased utilization of $27 million, partially offset by increased dayrates of $9 million. Revenues increased in the six months ended June 30, 2009, primarily due to increased dayrates of $117 million, partially offset by decreased utilization of $57 million. Revenues were unfavorably impacted by a decrease in the recognition of mobilization fees.

Revenues from jack-up rigs increased $5 million and $16 million in the three and six months ended June 30, 2009, as compared to the corresponding periods of the prior year, due primarily to increased dayrates of $7 million and $19 million, partially offset by decreased utilization of $6 million in both periods. Revenues were favorably impacted by an increase in the recognition of mobilization fees.

Net income decreased in the three months and increased in the six months ended June 30, 2009 as compared to the corresponding periods of the prior year, partially due to the changes in revenues as noted above. Overall higher costs during the 2009 period reflect the inclusion of normal operating costs for the recently upgraded Ocean Monarch and Diamond Offshore’s new jack-ups Ocean Shield and Ocean Scepter, as well as survey and related maintenance costs, contract preparation and mobilization costs, partially offset by lower operating costs resulting from the decline in utilization. Depreciation expense increased $15 million and $31 million during the three and six months ended June 30, 2009 due to a higher depreciable asset base. Interest expense increased in the three and six months ended June 30, 2009, primarily due to reduced capitalized interest in 2009 of $5 million and $11 million and the additional expense related to the issuance of 5.9% senior notes in May of 2009.

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

During the last twelve months, natural gas prices have decreased significantly due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced commercial demand. The increase in onshore natural gas production is due largely to increased production from “unconventional” sources of natural gas such as shale gas, coalbed methane and tight sandstones, made possible in recent years by modern technology in creating extensive artificial fractures around well bores and advances in horizontal drilling technology. Other key factors contributing to the softness of natural gas prices likely included a lower level of industrial demand for natural gas as a result of the ongoing economic downturn. In light of these developments, HighMount elected to substantially reduce its 2009 drilling activity which HighMount anticipates will result in a decrease in production in future periods.

HighMount’s operating income, which represents revenues less operating expenses, is primarily affected by revenue factors, but is also a function of varying levels of production expenses, production and ad valorem taxes, as well as depreciation, depletion and amortization (“DD&A”) expenses. HighMount’s production expenses represent all costs incurred to operate and maintain wells and related equipment and facilities. The principal components of HighMount’s production expenses are, among other things, direct and indirect costs of labor and benefits, repairs and maintenance, materials, supplies and fuel. During the first six months of 2009, the price of natural gas declined significantly while production expenses remained high, primarily due to high costs of labor, fuel, materials and supplies. HighMount’s production and ad valorem taxes increase primarily when prices of natural gas and NGLs increase, but they are also affected by changes in production, as well as appreciated property values. HighMount calculates depletion using the units-of-production method, which depletes the capitalized costs and future development costs associated with evaluated properties based on the ratio of production volumes for the current period to total remaining reserve volumes for the evaluated properties. HighMount’s depletion expense is affected by its capital spending program and projected future development costs, as well as reserve changes resulting from drilling programs, well performance, and revisions due to changing commodity prices.

As part of the acquisition of exploration and production assets from Dominion Resources, Inc. in July of 2007, HighMount assumed an obligation to deliver specified quantities of natural gas under previously existing Volumetric Production Payment (“VPP”) agreements, which expired in February of 2009. Natural gas sales and production costs related to the VPP agreements were not recognized in HighMount’s results. Upon expiration of the VPP agreements, HighMount recognized additional gas sales volume of 2.4 Bcf and 3.4 Bcf and the related production costs during the three and six months ended June 30, 2009.

Presented below are production and sales statistics related to HighMount’s operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gas production (Bcf)	20.3	19.9	40.0	39.6
Gas sales (Bcf)	18.6	18.3	36.7	36.4
Oil production/sales (Mbbls)	107.1	88.7	209.9	173.2
NGL production/sales (Mbbls)	891.6	938.8	1,812.3	1,850.5
Equivalent production (Bcfe)	26.4	26.0	52.2	51.7
Equivalent sales (Bcfe)	24.6	24.5	48.8	48.6

Average realized prices, without hedging results:
Gas (per Mcf)	$3.31	$10.21	$3.73	$8.86
NGL (per Bbl)	24.31	61.11	22.46	58.41
Oil (per Bbl)	54.04	117.21	46.71	106.31
Equivalent (per Mcfe)	3.62	10.41	3.84	9.25

Average realized prices, with hedging results:
Gas (per Mcf)	$6.40	$7.90	$7.03	$7.67
NGL (per Bbl)	24.31	46.15	27.75	46.53
Oil (per Bbl)	54.04	117.21	46.71	106.31
Equivalent (per Mcfe)	5.96	8.11	6.51	7.90

Average cost per Mcfe:
Production expenses	$1.14	$0.98	$1.15	$0.94
Production and ad valorem taxes	0.38	0.82	0.42	0.74
General and administrative expenses	0.63	0.68	0.61	0.70
Depletion expense	0.87	1.61	1.11	1.52

Results of Operations

The following table summarizes the results of operations for HighMount for the three and six months ended June 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$147	$201	$322	$390
Total	147	201	322	390

Expenses:
Impairment of natural gas and oil properties			1,036
Operating	81	106	207	202
Interest	20	19	39	37
Total	101	125	1,282	239

Income (loss) before income tax	46	76	(960)	151
Income tax (expense) benefit	(17)	(28)	348	(56)
Net income (loss) attributable to Loews Corporation	$29	$48	$(612)	$95

Three Months Ended June 30, 2009 Compared to 2008

HighMount’s revenues decreased by $54 million in the second quarter of 2009, compared to the second quarter of 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $167 million, partially offset by an increase of $114 million due to the effect of HighMount’s hedging activities. HighMount has hedges in place that cover approximately 56.0% and 30.8% of HighMount’s total estimated remaining 2009 and 2010 natural gas equivalent production at a weighted average price of $7.79 and $6.99 per Mcfe. HighMount sales volumes were 24.6 Bcfe in the second quarter of 2009 compared to 24.5 Bcfe in the second quarter of 2008. This increase reflects the absence of the VPP agreements in 2009, offset by the reduction in HighMount’s drilling activity beginning in late 2008.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses decreased by $25 million to $81 million for the second quarter of 2009, compared to $106 million for the second quarter of 2008.

Production expenses totaled $28 million during the second quarter of 2009, compared to $24 million in the second quarter of 2008. The increase in production expenses of $4 million was primarily due to additional costs recognized as a result of the absence of the VPP agreements. Production expenses on a per unit basis were $1.14 in the second quarter of 2009 compared to $0.98 in 2008 due to lower sales volumes. Production and ad valorem taxes were $9 million and $20 million for the three months ended June 30, 2009 and 2008. The decrease of $11 million was due primarily to decreased production taxes as a result of lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.38 per Mcfe in the second quarter of 2009 as compared to $0.82 per Mcfe in 2008. General and administrative expenses declined to $15 million during the second quarter of 2009, compared to $16 million during 2008 primarily due to a decrease in compensation related expenses. General and administrative expenses on a per Mcfe basis were $0.68 in 2008 compared to $0.63 in 2009.

DD&A expenses declined to $29 million from $46 million for the second quarter of 2008. DD&A expenses included depletion of natural gas and NGL properties of $23 million and $42 million for the three months ended June 30, 2009 and 2008. HighMount’s depletion rate per Mcfe decreased by $0.74 per Mcfe to $0.87 per Mcfe in 2009, compared to $1.61 per Mcfe in 2008. The decrease in depletion on a per unit basis was primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

Six Months Ended June 30, 2009 Compared to 2008

HighMount’s revenues decreased by $68 million in the first six months of 2009, compared to the first six months of 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $264 million, partially offset by an increase of $196 million due to the effect of HighMount’s hedging activities. HighMount sales volumes were 48.8 Bcfe in the first six months of 2009 compared to 48.6 Bcfe during the same period of 2008. This increase reflects the expiration of the VPP agreements in 2009, offset by the reduction in HighMount’s drilling activity beginning in late 2008.

In the first quarter of 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax). There was no related impairment charge in the second quarter of 2009. If natural gas prices continue to decline, a future ceiling test impairment is possible.

Operating expenses increased by $5 million to $207 million in the first six months of 2009, compared to $202 million in the first six months of 2008. In the first quarter of 2009, HighMount elected to terminate contracts for five drilling rigs at its Permian Basin properties in the Sonora, Texas area and reduce its 2009 drilling activity which will reduce future production volumes. The estimated fee payable to the rig contractor for exercising this early termination right of $23 million was charged to Operating expenses. Operating expenses in the first quarter of 2009 also included a $9 million impairment charge related to a decline in the market value of tubular goods inventory.

Production expenses totaled $56 million during the first six months of 2009, compared to $46 million in 2008. The increase in production expense of $10 million was primarily due to a higher cost environment and additional costs recognized as a result of the expiration of the VPP agreements in February of 2009. Production expenses on a per unit basis were $1.15 in the first six months of 2009 compared to $0.94 in 2008 due to lower sales volumes. Production and ad valorem taxes were $20 million and $36 million for the six months ended June 30, 2009 and 2008. The decrease of $16 million was due primarily to decreased production taxes as a result of lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.42 per Mcfe in the first six months of 2009 as compared to $0.74 per Mcfe in 2008. General and administrative expenses declined to $30 million during the first six months of 2009, compared to $34 million during 2008 primarily due to a decrease in compensation related expenses. General and administrative expenses on a per Mcfe basis were $0.70 in 2008 compared to $0.61 in 2009.

DD&A expenses declined to $69 million from $86 million for the first six months of 2008. DD&A expenses included depletion of natural gas and NGL properties of $58 million and $79 million for the six months ended June 30, 2009 and

2008. HighMount’s depletion rate per Mcfe decreased by $0.41 per Mcfe to $1.11 per Mcfe in 2009, compared to $1.52 per Mcfe in 2008. The decrease in depletion on a per unit basis was primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

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

During the first quarter of 2009, Boardwalk Pipeline placed in service the remaining pipeline assets and the initial compression assets associated with its major pipeline expansion projects, all of which are now transporting natural gas. Additional compression facilities will be constructed in 2010 on the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals to increase the peak-day delivery capacities of those projects.

As previously reported, Boardwalk Pipeline is seeking authority from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) to operate its new expansion pipeline projects under special permits that would allow each pipeline to operate at higher than normal operating pressures (80.0% of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to the normal operating pressure of 72.0% SMYS), thereby increasing its maximum peak-day transmission capacity. For each expansion pipeline, Boardwalk Pipeline has entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher operating pressures.

During the permitting process Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the expansion projects. Accordingly, the operating pressures on each pipeline were reduced below normal operating pressures as Boardwalk Pipeline proceeds to perform additional testing procedures, remediate the anomalies and seek authority from PHMSA to increase operating pressures, first to normal operating pressures and subsequently to higher operating pressures under the special permit. Boardwalk Pipeline has also shut down pipeline segments for periods of time to remediate anomalies. Boardwalk Pipeline entered into an agreement with PHMSA during the second quarter of 2009 which modified each of the special permits that define the testing protocol and remediation efforts, including replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples.

The pressure reductions and shutdowns that have been undertaken to remediate anomalies on the expansion pipeline projects have reduced throughput and adversely impacted Boardwalk Pipeline’s transportation revenues, net income and cash flow. At the same time, operating costs and expenses, particularly depreciation and property taxes, have increased due to costs associated with the expansion project pipelines being placed into service.

With respect to each of the expansion pipelines, until Boardwalk Pipeline has remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to normal levels, as well as higher levels under special permits, it will not be able to operate that pipeline at the anticipated peak-day transmission capacity, which could continue to have a material adverse affect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flow, including its ability to make distributions to unitholders. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher operating pressures.

Set forth below is information with respect to the operating pressures and expected transportation revenue based on the projected reservation charges under firm contracts for each of the four pipeline expansion projects.

East Texas Pipeline.  Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time the requisite anomaly remediation was completed. Effective July 27, 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas pipeline at normal operating pressures which resulted in peak-day transmission capacity for this pipeline of approximately 1.4 billion cubic feet (“Bcf”) per day. If additional testing is successful, Boardwalk Pipeline expects to request permission from PHMSA to operate this pipeline under a special permit at higher operating pressures which would increase peak-day transmission capacity by approximately 50.0 million cubic feet per day.

Southeast Expansion.  Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time the requisite anomaly remediation was completed. Effective July 27, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Southeast expansion pipeline at normal operating pressures which resulted in peak-day transmission capacity for this pipeline of approximately 1.6 Bcf per day. If additional testing is successful, Boardwalk Pipeline expects to request permission from PHMSA to operate this pipeline under a special permit at higher operating pressures which would increase peak-day transmission capacity to approximately 1.9 Bcf per day.

Gulf Crossing Project.  The Gulf Crossing Project was shut down the entire month of June of 2009, during which time the requisite anomaly remediation was completed. Effective July 1, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Gulf Crossing Project at normal operating pressures which resulted in peak-day transmission capacity for this pipeline of approximately 1.2 Bcf per day. If additional testing is successful, Boardwalk Pipeline expects to request permission from PHMSA to operate this pipeline under a special permit at higher operating pressures which would increase peak-day transmission capacity to approximately 1.4 Bcf per day. Boardwalk Pipeline expects to further increase peak-day transmission capacity to approximately 1.7 Bcf per day, assuming authority is received to operate under a special permit, by adding compression in 2010.

Fayetteville and Greenville Laterals.  Boardwalk Pipeline is continuing to test the Fayetteville and Greenville Laterals for anomalies. A high resolution deformation tool has been run on these pipelines, and based on preliminary test results, Boardwalk Pipeline believes there are anomalies in approximately 1.0% of the pipeline joints. Boardwalk Pipeline is working with PHMSA on a remediation protocol to be adopted to return these pipelines to normal operating pressures. Boardwalk Pipeline cannot predict when this protocol will be completed and if it will be approved by PHMSA. Currently the Fayetteville Lateral is transporting approximately 0.6 Bcf per day and the Greenville Lateral is currently transporting approximately 0.3Bcf per day. If Boardwalk Pipeline receives authority from PHMSA to operate the Fayetteville and Greenville Laterals at normal operating pressures, the Fayetteville and Greenville Laterals will each have peak-day transmission capacities of approximately 0.8 Bcf per day. If additional testing is successful, Boardwalk Pipeline expects to request permission from PHMSA to operate the Fayetteville Lateral under special permits at higher operating pressures which would enable it to transport up to approximately 1.0 Bcf per day. In addition, Boardwalk Pipeline plans to add compression in 2010 that will increase peak-day delivery capacities to approximately 1.0 Bcf per day on the Greenville Lateral, and assuming the Fayetteville Lateral is operating at the higher operating pressures, increase peak-day delivery capacities to approximately 1.3 Bcf per day on the Fayetteville Lateral. During the second quarter of 2009, Boardwalk Pipeline replaced the portion of the Fayetteville Lateral consisting of 18-inch diameter pipe running under the Little Red River in Arkansas with 36-inch diameter pipe, thus completing this river crossing.

Assuming Boardwalk Pipeline operates the expansion pipelines on an uninterrupted basis at normal operating pressures, based on the current level of reservation charges under firm contracts, transportation revenues from those projects would be approximately $4 million per month less in the aggregate than if those pipelines had operated at the higher operating pressures contemplated. This shortfall would increase over time as volumes increase under Boardwalk Pipeline’s existing firm contracts and compression is added to these projects, as planned.

In addition to the projects previously described, Boardwalk Pipeline is continuing with efforts to expand the Gulf South system in the Haynesville production area in Louisiana. This expansion, which Boardwalk Pipeline anticipates will be in service in late 2010, consists of adding compression at an expected cost of approximately $185 million, subject to approval by the Federal Energy Regulatory Commission. Customers have contracted for approximately 0.4 Bcf per day of capacity on this project which will be able to be delivered at normal operating pressures.

Boardwalk Pipeline is also engaged in Phase III of the western Kentucky storage expansion project, which consists of developing approximately 8.3 Bcf of new storage capacity. Boardwalk Pipeline has placed in service approximately 5.4 Bcf of new working gas capacity and expects to place the remaining working gas capacity into service in November of 2009. Boardwalk Pipeline expects this project to cost approximately $88 million, of which approximately $57 million has been spent as of June 30, 2009.

Due to the substantial completion of construction on the expansion projects, Boardwalk Pipeline’s materials and supplies inventory has increased. Boardwalk Pipeline is in the process of evaluating the level of inventory required to support its ongoing operations and growth projects and expects this review to be completed in 2009.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and six months ended June 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$201	$206	$425	$418
Net investment income				1
Total	201	206	425	419
Expenses:
Operating	150	124	296	229
Interest	33	18	60	37
Total	183	142	356	266
Income before income tax	18	64	69	153
Income tax expense	(5)	(16)	(20)	(41)
Net income	13	48	49	112
Amounts attributable to noncontrolling interests	(5)	(20)	(19)	(45)
Net income attributable to Loews Corporation	$8	$28	$30	$67

Three Months Ended June 30, 2009 Compared to 2008

Total revenues decreased $5 million to $201 million for the second quarter of 2009, compared to $206 million for the 2008 period primarily due to a $25 million decrease in fuel revenues due to unfavorable natural gas prices. Revenues in the second quarter of 2008 were favorably impacted by a $15 million gain on the sale of gas associated with Boardwalk Pipeline’s western Kentucky storage expansion project. Partially offsetting these decreases were a $31 million increase in gas transportation revenues, excluding fuel, due mainly to Boardwalk Pipeline’s expansion projects and an increase in PAL revenues of $4 million due to favorable summer to summer natural gas price spreads.

Operating expenses increased $26 million to $150 million for the second quarter of 2009. This increase was primarily driven by a $30 million increase in depreciation and property taxes due to a larger asset base from the expansion projects, a $7 million increase in operations and maintenance expense due to major maintenance projects and expansion project operations and $4 million of pipeline investigation and retirement costs related to the East Texas Pipeline remediation efforts. These increases were partially offset by a decrease in fuel and transportation expenses of $20 million primarily as a result of lower natural gas prices. Interest expense increased $15 million in the second quarter of 2009 to $33 million due to higher debt levels in the second quarter of 2009 and lower capitalized interest associated with Boardwalk Pipeline’s expansion projects.

Net income decreased $20 million to $8 million in the second quarter of 2009, compared to $28 million in the second quarter of 2008 due to increased expenses, mainly as a result of increased depreciation and property taxes due to a larger asset base associated with the expansion projects, that more than offset the increase in revenues from the expansion projects. The revenues from the pipeline expansion projects were approximately $58 million lower than expected as a result of operating the expansion pipelines at reduced operating pressures, with portions of the expansion pipelines being shut down for periods of time during the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to 2008

Total revenues increased $6 million to $425 million for the first half of 2009, compared to $419 million for the 2008 period primarily due to a $60 million increase in gas transportation revenues, excluding fuel, due mainly to Boardwalk Pipeline’s expansion projects, an increase in PAL revenues of $6 million as a result of favorable winter to summer natural gas price spreads and an increase in gas storage revenues of $4 million related to an increase in storage capacity associated with the western Kentucky storage expansion project. These increases were partially offset by a decrease in fuel revenues of $32 million due to unfavorable natural gas prices. Other revenues in the first six months of 2008 were favorably impacted by a $15 million gain recognized on the sale of gas associated with Boardwalk Pipeline’s western Kentucky storage expansion project and an $11 million gain from the settlement of a contract claim.

Operating expenses increased $67 million to $296 million for the first half of 2009. This increase was primarily driven by a $59 million increase in depreciation and property taxes due to a larger asset base from the expansion projects, a $12 million increase in operations and maintenance expense due to major maintenance projects and expansion project operations, $4 million of  pipeline investigation and retirement costs related to the East Texas Pipeline remediation efforts and a $7 million increase in administrative and general expense due to higher outside service costs, unit-based compensation from an increase in the price of Boardwalk Pipeline’s common units and employee benefits as a result of reductions in trust assets for the pension and post-retirement benefit plans driven by investment losses.  These increases were partially offset by a decrease in fuel and gas transportation expenses of $21 million primarily as a result of lower natural gas prices. Interest expense increased $23 million in the first half of 2009 to $60 million due to higher debt levels in 2009 and lower capitalized interest associated with Boardwalk Pipeline’s expansion projects.

Net income decreased $37 million to $30 million in the first half of 2009, compared to $67 million in the first half of 2008 due to increased expenses, mainly as a result of increased depreciation and property taxes due to a larger asset base associated with the expansion projects, that more than offset the increase in revenues from the expansion projects. The revenues from the pipeline expansion projects were approximately $70 million lower than expected as a result of operating the pipelines at reduced operating pressures for the majority of the year, with portions of the expansion pipelines being shut down for periods of time during the second quarter of 2009.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and six months ended June 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$73	$104	$146	$201
Net investment income		1		1
Total	73	105	146	202
Expenses:
Operating	64	70	164	146
Interest	3	3	5	6
Total	67	73	169	152
Income (loss) before income tax	6	32	(23)	50
Income tax (expense) benefit	(3)	(13)	8	(20)
Net income (loss) attributable to Loews Corporation	$3	$19	$(15)	$30

Revenues decreased by $32 million and $56 million or 30.5% and 27.7% for the three and six months ended June 30, 2009 as compared to the corresponding periods of 2008. Net income decreased by $16 million for the three months ended June 30, 2009 as compared to the corresponding period in 2008. There was a net loss of $15 million for the six months ended June 30, 2009 as compared to net income of $30 million in the corresponding period of 2008.

Revenues decreased in the three and six months ended June 30, 2009, as compared to the corresponding periods of 2008, due to a decrease in revenue per available room to $139.21 and $138.39, compared to $200.71 and $193.12 in the prior year, reflecting a 9.4% and 9.0% decrease in occupancy rates and a decrease in average room rates of $54.05 and $47.99, or 21.3% and 18.6%.

Results at Loews Hotels for the three and six months ended June 30, 2009 were negatively impacted by the ongoing economic downturn, exacerbated by significant negative publicity surrounding conventions and other corporate group events typically held at hotels. These factors have affected all of the markets in which Loews Hotels operates, however, the Las Vegas market has been the most severely impacted. During the six months ended June 30, 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas Resort, resulting in a pretax impairment charge of $27 million. Loews Hotels is a 25% owner of that property through a joint venture and continues to manage this hotel. Pretax income for the three and six months ended June 30, 2008 reflect an $11 million gain related to an adjustment in the carrying value of a 50% interest in a joint venture investment.

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

Corporate and Other

Corporate operations consist primarily of investment income at the Parent Company, corporate interest expenses and other corporate administrative costs. Discontinued operations include the results of operations and gain on disposal of Lorillard and the gain on the sale of Bulova in 2008.

The following table summarizes the results of operations for Corporate and Other for the three and six months ended June 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Net investment income	$59	$117	$85	$157
Investment gains		2		2
Other revenue	1		1
Total	60	119	86	159
Expenses:
Operating	14	17	30	34
Interest	13	13	27	27
Total	27	30	57	61
Income before income tax	33	89	29	98
Income tax expense	(13)	(29)	(12)	(33)
Income from continuing operations	20	60	17	65
Discontinued operations, net:
Results of operations		169		343
Gain on disposal		4,282		4,362
Net income attributable to Loews Corporation	$20	$4,511	$17	$4,770
Revenues decreased by $59 million and $73 million for the three and six months ended June 30, 2009 as compared to the corresponding periods of 2008. Income from continuing operations decreased by $40 million and $48 million in the three and six months ended June 30, 2009, as compared to the corresponding periods of 2008. These declines were due primarily to decreased performance of the trading portfolio.

In 2008, the Company completed the sale of Bulova and disposed of its entire ownership interest in Lorillard. Discontinued operations for the three and six months includes a $4.3 billion gain on the separation of Lorillard. Discontinued operations for the six months ended June 30, 2008 also includes a $75 million after tax gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the six months ended June 30, 2009, net cash provided by operating activities was $287 million as compared with $812 million for the same period in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders' withdrawals of investment contract products issued by CNA, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of CNA’s pension deposit business which CNA exited in 2008. Additionally, during the second quarter of 2009 CNA resumed the use of a trading portfolio for income enhancement purposes, resulting in the use of operating cash flows during 2009 to fund these activities.

For the six months ended June 30, 2009, net cash used by investing activities was $220 million as compared with $231 million for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

For the six months ended June 30, 2009, net cash used by financing activities was $59 million as compared with $594 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews.

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

•
CNA has entered into several settlement agreements and assumed reinsurance contracts that require collateralization of future payment obligations and assumed reserves if CNA’s ratings or other specific criteria fall below certain thresholds. The ratings triggers are generally more than one level below CNA’s current ratings. A downgrade below CNA’s current ratings levels would also result in additional collateral requirements for derivative contracts for which CNA is in a liability position at any given point in time. The maximum potential collateralization requirements are approximately $70 million.

•
As of June 30, 2009, CNA’s holding company held short term investments of $454 million. CNA’s holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, CNA believes that it has sufficient liquidity to fund its preferred stock dividend and debt service payments in 2009.

CNA has an effective shelf registration statement under which it may issue $2.0 billion of debt or equity securities.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $671 million at June 30, 2009 compared to $737 million at December 31, 2008. In the first six months of 2009, Diamond Offshore paid cash dividends totaling $558 million, consisting of special cash dividends of $523 million and regular quarterly cash dividends of $35 million. In July of 2009, Diamond Offshore declared a special dividend of $1.875 per share and a regular quarterly dividend of $0.125 per share.

Diamond Offshore’s cash flows from operations are impacted by the ability of its customers to weather the continuing, current global financial and credit crisis, as well as the volatility in energy prices. In general, before working for a customer with whom Diamond Offshore has not had a prior business relationship and/or whose financial stability may appear uncertain, Diamond Offshore performs a credit review on that company. Based on that analysis, Diamond Offshore may require that the customer present a letter of credit, prepay or provide other credit enhancements. Tightening of the credit markets may preclude Diamond Offshore from doing business with potential customers and could have an impact on its existing customers, causing them to fail to meet their obligations to Diamond Offshore, including attempts to renegotiate existing terms.

Cash provided by operating activities was $705 million in the six months ended June 30, 2009, compared to $594 million in the comparable period of 2008. The increase in cash flows from operations in the first six months of 2009 is primarily the result of higher average dayrates earned by Diamond Offshore’s floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch.

In June of 2009, Diamond Offshore acquired the Ocean Courage, a newbuild, dynamically positioned, semisubmersible drilling rig, for $460 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares. Diamond Offshore expects that the rig will be available for drilling operations in the fourth quarter of 2009.

Diamond Offshore has budgeted approximately $425 million of capital expenditures for 2009 associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long term international contracts and other corporate requirements. During the first six months of 2009, Diamond Offshore spent approximately $226 million pursuant to these programs. In addition, Diamond Offshore expects to spend an aggregate of $510 million during 2009 on rig acquisitions and the completion of major upgrade activities, including the purchase of the Ocean Courage noted above and completion of the Ocean Monarch upgrade in the first quarter of 2009. Diamond Offshore expects to finance its 2009 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

In May of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due May 1, 2019. Diamond Offshore used the net proceeds of $496 million from the sale of the notes for general corporate purposes.

As of June 30, 2009, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $63 million in letters of credit were issued and outstanding under the credit facility.

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

Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. If named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs, it could have a material adverse effect on our financial position, results of operations and cash flows. However, under Diamond Offshore’s insurance policy that expires on May 1, 2010, Diamond Offshore continues to carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which Diamond Offshore’s deductible for physical damage is $25 million per occurrence.

HighMount

At June 30, 2009 and December 31, 2008, cash and investments amounted to $49 million and $47 million. Net cash flows provided by operating activities were $151 million in the six months ended June 30, 2009, compared to $274 million in 2008. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used for investing activities in the six months ended June 30, 2009 was $150 million compared to $288 million in 2008. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $83 million and $200 million on capital expenditures for its drilling program in the six months ended June 30, 2009 and 2008. The decrease in capital expenditures was due to reduced drilling activity in the first six months of 2009.

HighMount maintains a $400 million revolving credit facility. At June 30, 2009, $115 million in borrowings and a $5 million letter of credit were outstanding under the facility. In addition, a financial institution which has a $30 million funding commitment under the revolving credit facility has not funded its portion of HighMount’s borrowing requests since September of 2008. Absent this commitment, the available capacity under the facility is $259 million. All other lenders met their revolving commitments on the HighMount’s borrowings.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At June 30, 2009, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At June 30, 2009 and December 31, 2008, cash and investments amounted to $74 million and $315 million. Funds from operations for the six months ended June 30, 2009 amounted to $168 million, compared to $172 million in 2008. In the six months ended June 30, 2009 and 2008, Boardwalk Pipeline’s capital expenditures were $497 million and $1,090 million.

Boardwalk Pipeline has incurred and will continue to incur costs to remediate the pipeline anomalies previously described. Additionally, Boardwalk Pipeline is still testing portions of the Fayetteville and Greenville Laterals for anomalies, thereby making the full cost of remediating the pipelines unknown. However, it is anticipated that the cost to remediate the anomalies will not require Boardwalk Pipeline to increase its previously announced estimated total cost to complete the expansion projects. The following table presents the estimated total capital expenditures and the amounts invested through June 30, 2009, for the remaining pipeline expansion projects and the 42-inch pipe remediation efforts:

	Estimated	Cash Invested
	Total Capital	Through
	Expenditures (a)	June 30, 2009
(In millions)

Southeast Expansion	$755	$744
Gulf Crossing Project	1,765	1,582
Fayetteville and Greenville Laterals	1,290	901
Haynesville Project	185
42-inch Pipe Remediation (b)	55	10
Total	$4,050	$3,237

(a)
The estimated total capital expenditures reflect the latest cost estimates, including those for the 42-inch pipe remediation. These cost estimates are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(b)
This estimate represents the cost of remediating the 42-inch pipeline expansion projects, including the East Texas Pipeline, the Southeast Expansion and the Gulf Crossing Project. Testing on the Fayetteville and Greenville Laterals is ongoing, therefore the estimated total capital expenditures related to the Fayetteville and Greenville Laterals remain unknown at the time of the filing of this Form 10-Q.

Boardwalk Pipeline expects to incur additional capital expenditures of approximately $815 million to complete the expansion projects including remediation efforts. The majority of the expenditures relating to the expansion projects are expected to occur in 2009, with the balance to be incurred in 2010.

Boardwalk Pipeline has financed its expansion capital costs through the issuance of equity and debt, borrowings under its revolving credit facility and available operating cash flow in excess of its operating needs. Boardwalk Pipeline anticipates the need to finance approximately $350 million to complete its expansion projects, which Boardwalk Pipeline expects to finance through the issuance of both debt and equity. The Company has advised Boardwalk Pipeline that it is willing to provide up to $150 million of additional capital to fund these projects to the extent the public markets remain unavailable on acceptable terms. Any additional financing provided by the Company would be subject to review and approval, as to fairness, by Boardwalk Pipeline’s independent Conflicts Committee.

Maintenance capital expenditures for the six months ended June 30, 2009 and 2008 were $20 million and $13 million. The remaining 2009 maintenance capital expenditures of approximately $48 million are expected to be funded from Boardwalk Pipeline’s operating cash flows.

In May of 2009, Boardwalk Pipeline entered into a Subordinated Loan Agreement to a subsidiary of the Company ("BPHC") under which Boardwalk Pipeline could borrow up to $200 million (“Subordinated Loans”). Boardwalk Pipeline borrowed $100 million of Subordinated Loans in May of 2009 and borrowed the remaining $100 million of Subordinated Loans in June of 2009, all of which proceeds were used to fund a portion of the cost of the expansion projects and to reduce borrowings under the revolving credit facility described below. The Subordinated Loans bear interest at 8.0% per year, payable semi-

annually in June and December, commencing December of 2009, and mature six months after the maturity (including any term-out option period) of the revolving credit facility.

In June of 2009, Boardwalk Pipeline issued and sold approximately 6.7 million of common units to BPHC at a price of $21.99 per unit, receiving net cash proceeds of approximately $150 million, including a $3 million contribution received from its general partner to maintain its 2% general partner interest.

Boardwalk Pipeline maintains a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of Boardwalk Pipeline’s borrowing requests since that time. As of June 30, 2009, borrowings outstanding under the credit facility were $704 million with a weighted-average interest rate of 0.6%. In July of 2009, Boardwalk Pipeline borrowed an additional $50 million under the credit facility, which increased its borrowings to $754 million. Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility at June 30, 2009.

During the six months ended June 30, 2009, Boardwalk Pipeline paid cash distributions, including incentive distribution rights, of $173 million, of which $127 million was received by the Company. In July of 2009, Boardwalk Pipeline declared a quarterly distribution of $0.49 per common unit.

Loews Hotels

Cash and investments totaled $69 million at June 30, 2009, as compared to $72 million at December 31, 2008. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at June 30, 2009 totaled $2.4 billion, as compared to $2.3 billion at December 31, 2008. The increase in net cash and investments is primarily due to the receipt of $471 million in dividends and interest from our subsidiaries, partially offset by the funding of $200 million of subordinated loans to Boardwalk Pipeline, the purchase of $150 million of common units from Boardwalk Pipeline as described in “Liquidity and Capital Resources – Boardwalk Pipeline” and $54 million of dividends paid to our shareholders.

As of June 30, 2009, there were 434,017,991 shares of our common stock outstanding. During the six months ended June 30, 2009, we purchased 1,195,900 shares of our common stock at an aggregate cost of $32 million and 329,500 shares of CNA common stock at an aggregate cost of $2 million. During the month of July 2009, we purchased 1,000,000 shares of our common stock at an aggregate cost of $26 million. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ common stock in the open market or otherwise.

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

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This market disruption subsided moderately during the second quarter of 2009. While the government has initiated programs intended to stabilize and improve markets and the economy, the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging. As a result, we incurred realized losses during both the first and second quarters of 2009 which have adversely impacted our results of operations. The first quarter losses were primarily driven by continuing credit issues attributable to the asset-backed and financial sectors. The second quarter losses were primarily driven by the actual and anticipated impact of difficult economic conditions on residential and commercial mortgage-backed securities.

Insurance

CNA maintains a large portfolio of fixed maturity and equity securities, including large amounts of corporate and government issued debt securities, residential and commercial mortgage-backed securities, and other asset-backed securities and investments in limited partnerships which pursue a variety of long and short investment strategies across a broad array of asset classes. CNA’s investment portfolio supports its obligation to pay future insurance claims and provides investment returns which are an important part of CNA’s overall profitability.

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fixed maturity securities	$487	$476	$962	$994
Short term investments	11	26	21	65
Limited partnerships	165	46	95	7
Equity securities	14	39	28	44
Trading portfolio	8	(4)	8	(81)
Other	1	5	4	11
Total investment income	686	588	1,118	1,040
Investment expense	(11)	(12)	(23)	(30)
Net investment income	$675	$576	$1,095	$1,010

Net investment income increased by $99 million for the three months ended June 30, 2009 compared with the same period in 2008. The increase was primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk-free interest rates, particularly in short term rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments.

Net investment income increased by $85 million for the six months ended June 30, 2009 compared with the same period in 2008. Excluding trading portfolio losses of $81 million in 2008, net investment income increased by $4 million. The trading portfolio losses were related to CNA’s indexed group annuity business and were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations. CNA exited the indexed group annuity business in 2008.

The fixed maturity investment portfolio and short term investments provided an income yield of 5.1% and 5.7% for the six months ended June 30, 2009 and 2008.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(6)	$(46)	$(27)	$(14)
Corporate and other taxable bonds	(96)	(8)	(269)	(39)
States, municipalities and political subdivisions-tax exempt securities	17	10	54	50
Asset-backed securities	(307)	(118)	(499)	(157)
Redeemable preferred stock		4	(9)
Total fixed maturity securities	(392)	(158)	(750)	(160)
Equity securities	64	(14)	(152)	(29)
Derivative securities	33	56	64	12
Short term investments	(5)	5	8	7
Other	3		1	8
Total realized investment losses	(297)	(111)	(829)	(162)
Income tax benefit	98	40	285	58
Net realized investment losses	(199)	(71)	(544)	(104)
Amounts attributable to noncontrolling interests	21	6	56	10
Net realized investment losses attributable to Loews Corporation	$(178)	$(65)	$(488)	$(94)

Net realized investment losses increased by $113 million for the three months ended June 30, 2009 compared with the same period in 2008. Net realized investment losses increased by $394 million for the six months ended June 30, 2009 compared with the same period in 2008 driven by OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, as discussed in Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1. The adoption of FSP No. FAS 115-2 and FAS 124-2 resulted in a cumulative effect adjustment of $109 million, after tax and noncontrolling interests, which reclassified the non-credit component of previously recorded OTTI losses to Accumulated other comprehensive income from Retained earnings on the Consolidated Condensed Statement of Equity. Losses resulting from sales and OTTI of securities within the cumulative effect adjustment inventory of $47 million, after tax and noncontrolling interests, were recognized in earnings in the second quarter of 2009 and are reflected in the table above.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 90.4% and 91.2% of which were rated as investment grade (rated BBB- or higher) at June 30, 2009 and December 31, 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, S&P, Moody’s and Fitch in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value.

	June 30, 2009		December 31, 2008
(In millions of dollars)

U.S. Government and Agencies	$3,128	10.1%	$4,611	16.0%
AAA rated	7,165	23.1	8,494	29.4
AA and A rated	10,436	33.6	8,166	28.3
BBB rated	7,324	23.6	5,029	17.3
Non-investment grade	2,987	9.6	2,587	9.0
Total	$31,040	100.0%	$28,887	100.0%

Non-investment grade bonds, as presented in the table below, are primarily high-yield securities rated below BBB- by rating agencies, as well as other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities.

The following table summarizes the ratings of CNA’s non-investment grade fixed maturity bond portfolio at carrying value.

	June 30, 2009		December 31, 2008
(In millions of dollars)

BB	$1,244	41.6%	$1,585	61.3%
B	1,084	36.3	754	29.1
CCC-C	602	20.2	232	9.0
D	57	1.9	16	0.6
Total	$2,987	100.0%	$2,587	100.0%

The increase in non-investment grade holdings primarily reflects the downgrade of previously investment grade rated asset-backed securities aggregating $441 million of fair value. The remaining change in non-investment grade was attributable to price appreciation and net sales.

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. The ratings on these securities reflect the greater of the underlying rating of the issuer or the insured rating. At June 30, 2009, $678 million of the carrying value of the fixed maturity portfolio carried a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, 90.0% was within the tax-exempt bond segment. The third party credit support on tax-exempt bonds is provided by seven mono-line insurers, the largest exposure based on fair value being Financial Security Assurance Inc. at 65.0%, National Re Corporation at 16.0% and Assured Guarantee Corporation at 11.0%.

At June 30, 2009 and December 31, 2008, approximately 97.0% of the fixed maturity portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at June 30, 2009 was $341 million, which represents less than 1.0% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $179 million at June 30, 2009.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at June 30, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of	Percent of
	Market	Unrealized
	Value	Loss

Due in one year or less	4.0%	3.0%
Due after one year through five years	23.0	21.0
Due after five years through ten years	21.0	23.0
Due after ten years	52.0	53.0
Total	100.0%	100.0%

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

The effective durations of fixed maturity securities, short term investments, non-redeemable preferred stocks and interest rate derivatives are presented in the table below. Short term investments are net of securities lending collateral and account payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2009		December 31, 2008
		Effective Duration		Effective Duration
	Fair Value	(Years)	Fair Value	(Years)
(In millions of dollars)

Segregated investments	$9,161	10.5	$8,168	9.9
Other interest sensitive investments	26,705	4.0	25,194	4.5
Total	$35,866	5.6	$33,362	5.8

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

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	June 30,	December 31,
	2009	2008
(In millions)

Short term investments available-for-sale:
Commercial paper	$986	$563
U.S. Treasury securities	2,483	2,258
Money market funds	238	329
Other, including collateral held related to securities lending	774	384
Total short term investments	$4,481	$3,534

There was no cash collateral held related to securities lending, included in other short term investments, at June 30, 2009 or December 31, 2008.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
			Other
June 30, 2009	RMBS (a)	CMBS (b)	ABS (c)	Total
(In millions)

U.S. government agencies	$2,089			$2,089
AAA	3,091	$511	$328	3,930
AA	259	72	6	337
A	203	50	9	262
BBB	255	7	87	349
Non-investment grade and
equity tranches	609	12		621
Total fair value	$6,506	$652	$430	$7,588
Total amortized cost	$7,699	$901	$476	$9,076

Sub-prime (included above)
Fair value	$715			$715
Amortized cost	1,109			1,109

Alt-A (included above)
Fair value	$838			$838
Amortized cost	1,055			1,055

(a) Residential mortgage-backed securities (“RMBS”)
(b) Commercial mortgage obligations (“CMBS”)
(c) Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 93.0% were rated investment grade, while 78.0% of the Alt-A securities were rated investment grade. At June 30, 2009, $7 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee. We believe that each of these securities would be rated investment grade even without the benefit of any applicable third-party guarantees.

Included in the $480 million of OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Operations for the six months ended June 30, 2009, $250 million was related to securities with sub-prime and Alt-A exposure. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and incur additional OTTI losses. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1 for additional information related to unrealized losses on asset-backed securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the six months ended June 30, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2009 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings is incorporated by reference to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of certain material risk factors facing our company. The information presented below reflects updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The following risk factors are restated in their entirety:

Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico.

Because the amount of insurance coverage available to Diamond Offshore has been significantly limited and the cost for such coverage has increased substantially, Diamond Offshore has elected to self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico. This change results in a higher risk of losses, which could be material, that are not covered by third party insurance contracts. If one or more named windstorms in the U.S. Gulf of Mexico cause significant damage to Diamond Offshore’s rigs or equipment, it could have a material adverse effect on our financial position, results of operations or cash flow.

A portion of the expected maximum daily capacity of Boardwalk Pipeline’s pipeline expansion projects is contingent on receiving and maintaining authority from PHMSA to operate at higher operating pressures.

Boardwalk Pipeline is seeking authority from PHMSA to operate its new expansion pipeline projects under special permits that would allow each pipeline to operate at higher than normal operating pressures (80.0% of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to the normal operating pressure of 72.0% SMYS). The ability to operate at higher operating pressures increases the transportation capacity of the pipelines, thereby increasing its maximum peak-day transmission capacity. For each expansion pipeline, Boardwalk Pipeline has entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher operating pressures.  Therefore, absent such authority, Boardwalk Pipeline will not be able to transport all of the contracted quantities of natural gas on these pipelines.

During the permitting process Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of its expansion projects.  Accordingly, operating pressures on each pipeline were reduced below normal operating pressures as Boardwalk Pipeline proceeds to perform additional testing procedures, remediate the anomalies and seek authority from PHMSA to increase operating pressures, first to normal operating pressures and subsequently to higher operating pressures under the special permit. Boardwalk Pipeline has also shut down pipeline segments for periods of time to remediate anomalies. During the second quarter of 2009, Boardwalk Pipeline entered into an agreement with PHMSA, modifying each of its special permits, that define the testing protocol and remediation efforts, including replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples, that Boardwalk Pipeline needs to complete in order to return to normal operating pressures and to operate at higher operating pressures.  PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher operating pressures.

The pressure reductions and shutdowns that have been undertaken to remediate anomalies on Boardwalk Pipeline’s expansion pipeline projects have reduced throughput and adversely impacted Boardwalk Pipeline’s transportation revenues, net income and cash flow. With respect to each of the expansion pipelines, until Boardwalk Pipeline has remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to normal levels, as well as higher levels under the special permits, Boardwalk Pipeline will not be able to operate that pipeline at its  anticipated peak-day transmission capacity, which could continue to have a material adverse affect on its  business, financial condition, results of operations and cash flow, including the ability to make distributions to unitholders. In addition, Boardwalk Pipeline has incurred and will continue to incur costs, which may be significant, to inspect, test and replace defective pipe segments on each of its expansion pipelines.

Boardwalk Pipeline is undertaking large, complex expansion projects which involve significant risks that may adversely affect its business.

Boardwalk Pipeline is currently undertaking several large, complex pipeline and storage expansion projects and may also undertake additional expansion projects in the future. In pursuing these and previous projects, Boardwalk Pipeline experienced significant cost overruns and may experience cost increases in the future. Boardwalk Pipeline also experienced delays in constructing and commissioning these pipelines and may experience additional delays in the future. Delays in construction and commissioning of new pipelines could result from a variety of factors and have resulted in penalties under customer contracts such as liquidated damage payments and could in the future result in similar losses. In some cases, certain customers could have the right to terminate their transportation agreements if the related expansion project is not completed by a date specified in their precedent agreements and the exercise of such rights could have a material adverse effect on Boardwalk Pipeline’s results of operations and cash flow, including the ability to make distributions to unitholders.

The cost overruns and construction and commissioning delays experienced by Boardwalk Pipeline have resulted from a variety of factors, including the following:

▪
delays in obtaining regulatory approvals, including delays in receiving authorization from PHMSA to operate the expansion pipelines at higher operating pressures under special permits following the discovery of anomalies in portions of its expansion pipelines;

▪	difficult construction conditions, including adverse weather conditions, difficult river crossings and higher density rock formations than anticipated;

▪	delays in obtaining key materials; and

▪	shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

In pursuing current or future expansion projects, Boardwalk Pipeline could experience additional delays or cost increases for the reasons described above or as a result of other factors. Boardwalk Pipeline may not be able to complete its current or future expansion projects on the expected terms, cost or schedule, or at all. In addition, Boardwalk Pipeline cannot be certain that, if completed, it will be able to operate these projects, or that they will perform, in accordance with expectations. Other areas of Boardwalk Pipeline’s business may suffer as a result of the diversion of management’s attention and other resources from other business concerns to its expansion projects. Any of these factors could impair Boardwalk Pipeline’s ability to realize revenues from its expansion projects sufficient to cover the costs associated with owning and operating these pipelines and to provide the anticipated benefits from the projects, which could have a material adverse effect on Boardwalk Pipeline’s business, results of operations and cash flow, including the ability to make distributions to unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

June 1, 2009 -
June 30, 2009	1,195,900	$26.79	N/A	N/A

Item 4.   Submission of Matters to a Vote of Security Holders.

Set forth below is information relating to the 2009 Annual Meeting of Shareholders of the Registrant.

The annual meeting was called to order at 11:00 A.M., May 12, 2009. Represented at the meeting, in person or by proxy, were shares representing 394,095,402 votes, approximately 90.5% of the votes represented by issued and outstanding shares entitled to vote.

The following business was transacted:

Election of Directors

Over 79.0% of the votes cast for directors were voted for the election of the following directors. The number of votes for, against and abstained with respect to each director was as follows:

	Votes For	Votes Against	Votes Abstained

Ann E. Berman	390,429,390	3,465,990	200,022
Joseph L. Bower	372,249,466	21,602,595	243,341
Charles M. Diker	390,042,499	3,849,236	203,667
Paul J. Fribourg	386,786,449	7,049,642	259,311
Walter L. Harris	313,766,725	80,053,597	275,080
Philip A. Laskawy	365,434,438	28,386,306	274,658
Ken Miller	390,380,620	3,497,741	217,041
Gloria R. Scott	386,978,592	6,851,142	265,668
Andrew H. Tisch	385,934,963	7,976,759	183,680
James S. Tisch	385,443,338	8,477,923	174,141
Jonathan M. Tisch	385,960,446	7,962,571	172,385

Ratification of the appointment of independent auditors

Approved – 389,955,003 votes, approximately 98.9% of the votes cast, voted to ratify the appointment of Deloitte & Touche, LLP as independent auditors for the Company. 3,947,967 votes, approximately 1.0% of the votes cast, voted against, and shares representing 192,432 votes, approximately 0.1% of the votes cast, abstained.

Approval of charter amendment

Approved – 392,007,063 votes, approximately 90.1% of the votes represented by outstanding shares, voted to approve the proposed amendment to the Company’s charter. 1,382,179 votes, approximately 0.3% of the votes represented by shares outstanding, voted against, and shares present at the meeting representing 706,160 votes, approximately 0.2% of the votes represented by shares outstanding, abstained.

Shareholder proposal relating to cumulative voting

Rejected – 292,297,710 votes, approximately 80.4% of the votes cast, voted against this shareholder proposal. 70,729,353 votes, approximately 19.4% of the votes cast, were cast for, and shares representing 726,320 votes, approximately 0.2% of the votes cast, abstained. In addition, there were shares representing 30,342,019 votes as to which brokers indicated that they did not have authority to vote.

Item 6. Exhibits.

Exhibit
Description of Exhibit	Number

Certificate of Amendment of Certificate of Incorporation of Loews Corporation dated May 12, 2009	3.1*

Lease Agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch	10.1*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2009, filed on August 4, 2009, formatted in eXtensible Business Reporting Language: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.
101**

*	Filed herewith.
**	To be filed within 30 days in accordance with Rule 405(a) (2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 3, 2009	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)