Form 10-Q/A
period 2009-06-30
LOEWS CORP
filed 2009-08-06
CIK 60086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

 Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009, is filed solely to provide Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.

 No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

 Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

	Exhibit
Description of Exhibit	Number

Certificate of Amendment of Certificate of Incorporation of Loews Corporation dated May 12, 2009	3	.1*

Lease Agreement dated November 20, 2001 between 61st & Park Ave. Corp. and Preston R. Tisch and Joan Tisch	10	.1*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31	.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31	.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32	.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32	.2*

XBRL Instance Document	101	.INS

XBRL Taxonomy Extension Schema	101	.SCH

XBRL Taxonomy Extension Calculation Linkbase	101	.CAL

XBRL Taxonomy Extension Definition Linkbase	101	.DEF

XBRL Taxonomy Label Linkbase	101	.LAB

XBRL Taxonomy Extension Presentation Linkbase	101	.PRE

*	Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: August 6, 2009	By:	/s/ Peter W. Keegan
PETER W. KEEGAN
Senior Vice President and
Chief Financial Officer
(Duly authorized officer
and principal financial
officer)