Form 10-Q
period 2009-09-30
LOEWS CORP
filed 2009-11-02
CIK 60086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐    Not Applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at October 28, 2009
Common stock, $0.01 par value	429,631,666 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
(Dollar amounts in millions, except per share data)

Assets:

Investments:
Fixed maturities, amortized cost of $35,656 and $34,767	$35,475	$29,451
Equity securities, cost of $927 and $1,402	1,320	1,185
Limited partnership investments	2,097	1,781
Short term investments	6,369	6,033
Total investments	45,261	38,450
Cash	156	131
Receivables	11,522	11,672
Property, plant and equipment	13,200	12,892
Deferred income taxes	993	2,928
Goodwill	856	856
Other assets	1,534	1,432
Deferred acquisition costs of insurance subsidiaries	1,138	1,125
Separate account business	452	384
Total assets	$75,112	$69,870

Liabilities and Equity:

Insurance reserves:
Claim and claim adjustment expense	$26,906	$27,593
Future policy benefits	7,864	7,529
Unearned premiums	3,392	3,405
Policyholders’ funds	200	243
Total insurance reserves	38,362	38,770
Payable to brokers	2,112	679
Short term debt	9	71
Long term debt	8,695	8,187
Reinsurance balances payable	339	316
Other liabilities	3,957	4,328
Separate account business	452	384
Total liabilities	53,926	52,735
Preferred stock, $0.10 par value:
Authorized – 100,000,000 shares
Common stock, $0.01 par value:
Authorized – 1,800,000,000 shares
Issued – 435,326,260 and 435,091,667 shares	4	4
Additional paid-in capital	3,931	3,340
Retained earnings	13,563	13,375
Accumulated other comprehensive loss	(329)	(3,586)
	17,169	13,133
Less treasury stock, at cost (4,712,100 shares)	(143)
Total shareholders’ equity	17,026	13,133
Noncontrolling interests	4,160	4,002
Total equity	21,186	17,135
Total liabilities and equity	$75,112	$69,870

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except per share data)

Revenues:
Insurance premiums	$1,707	$1,799	$5,035	$5,385
Net investment income	726	355	1,908	1,531
Investment gains (losses):
Other-than-temporary impairment losses	(232)	(584)	(1,330)	(840)
Portion of other-than-temporary impairment losses recognized in Other comprehensive income	84		173
Net impairment losses recognized in earnings	(148)	(584)	(1,157)	(840)
Transactional realized investment gains (losses)	48	(66)	229	28
Total investment losses	(100)	(650)	(928)	(812)
Gain on issuance of subsidiary stock				2
Contract drilling revenues	885	882	2,664	2,589
Other	520	584	1,616	1,809
Total	3,738	2,970	10,295	10,504

Expenses:
Insurance claims and policyholders’ benefits	1,282	1,519	3,919	4,380
Amortization of deferred acquisition costs	365	355	1,063	1,083
Contract drilling expenses	307	314	907	872
Impairment of natural gas and oil properties			1,036
Other operating expenses	709	741	2,202	1,982
Interest	117	82	321	259
Total	2,780	3,011	9,448	8,576
Income (loss) before income tax	958	(41)	847	1,928
Income tax (expense) benefit	(266)	56	(68)	(537)
Income from continuing operations	692	15	779	1,391
Discontinued operations, net:
Results of operations	(1)	7	(2)	350
Gain on disposal				4,362
Net income	691	22	777	6,103
Amounts attributable to noncontrolling interests	(223)	(159)	(616)	(615)
Net income (loss) attributable to Loews Corporation	$468	$(137)	$161	$5,488

Net income (loss) attributable to:
Loews common stock:
Income (loss) from continuing operations	$469	$(144)	$163	$776
Discontinued operations, net	(1)	7	(2)	4,501
Loews common stock	468	(137)	161	5,277
Former Carolina Group stock - discontinued operations, net				211
Total	$468	$(137)	$161	$5,488

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except per share data)

Basic net income (loss) per Loews common share:
Income (loss) from continuing operations	$1.08	$(0.33)	$0.37	$1.58
Discontinued operations, net		0.02		9.16
Net income (loss)	$1.08	$(0.31)	$0.37	$10.74

Diluted net income (loss) per Loews common share:
Income (loss) from continuing operations	$1.08	$(0.33)	$0.37	$1.58
Discontinued operations, net		0.02		9.14
Net income (loss)	$1.08	$(0.31)	$0.37	$10.72

Basic and Diluted net income per former Carolina Group share:
Discontinued operations, net		$-		$1.95

Basic weighted average number of shares outstanding:
Loews common stock	432.75	436.32	434.30	491.19
Former Carolina Group stock		-		108.47

Diluted weighted average number of shares outstanding:
Loews common stock	433.48	436.32	434.89	492.40
Former Carolina Group stock		-		108.60

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Net income	$691	$22	$777	$6,103

Other comprehensive income (loss)
Changes in:
Net unrealized losses on investments with other-than-temporary impairments	(36)		(70)
Net other unrealized gains (losses) on investments	1,893	(1,205)	3,784	(2,226)
Total unrealized gains (losses) on available-for-sale investments	1,857	(1,205)	3,714	(2,226)
Unrealized gains (losses) on cash flow hedges	(55)	256	(52)	53
Foreign currency	39	(44)	109	(61)
Pension liability	3	(4)	3	21

Other comprehensive income (loss)	1,844	(997)	3,774	(2,213)

Comprehensive income (loss)	2,535	(975)	4,551	3,890

Amounts attributable to noncontrolling interests	(424)	(35)	(1,024)	(364)

Total comprehensive income (loss) attributable to Loews Corporation	$2,111	$(1,010)	$3,527	$3,526

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

	Total	Loews Corporation Shareholders					Noncontrolling Interests
		Loews Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury
(In millions)

Balance, January 1, 2009, as reported	$17,122	$4	$3,283	$13,425	$(3,586)	$-	$3,996
Adjustment to initially apply updated guidance that clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion	13		57	(50)			6
Balance, January 1, 2009, as restated	17,135	4	3,340	13,375	(3,586)	-	4,002
Adjustment to initially apply updated accounting guidance on reporting noncontrolling interests in Consolidated Financial Statements			536				(536)
Balance, January 1, 2009, as adjusted	17,135	4	3,876	13,375	(3,586)	-	3,466
Adjustment to initially apply updated accounting guidance which amended the other-than-temporary impairment loss model for fixed maturity securities				109	(109)
Purchase of subsidiary shares from noncontrolling interests	(2)		15				(17)
Issuance of equity securities by subsidiary	180		29				151
Net income	777			161			616
Other comprehensive income	3,774				3,366		408
Dividends paid	(563)			(81)			(482)
Issuance of Loews common stock	5		5
Purchase of Loews treasury stock	(143)					(143)
Stock-based compensation	15		12				3
Other	8		(6)	(1)			15
Balance, September 30, 2009	$21,186	$4	$3,931	$13,563	$(329)	$(143)	$4,160

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

(Unaudited)

	Total	Loews Corporation Shareholders						Noncontrolling Interests
		Loews Common Stock	Former Carolina Group Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury
(In millions)

Balance, January 1, 2008, as reported	$21,489	$5	$1	$3,967	$13,691	$(65)	$(8)	$3,898
Adjustment to initially apply updated guidance on accounting for convertible debt instruments that may be settled in cash upon conversion	13			57	(50)			6
Balance, January 1, 2008, as restated	21,502	5	1	4,024	13,641	(65)	(8)	3,904
Purchase of subsidiary shares from noncontrolling interests	(95)							(95)
Issuance of equity securities by subsidiary	243							243
Adjustments related to purchase of subsidiary Class B units	105							105
Net income	6,103				5,488			615
Other comprehensive loss	(2,213)					(1,962)		(251)
Dividends paid	(547)				(193)			(354)
Purchase of Loews treasury stock	(12)						(12)
Issuance of Loews common stock	4			4
Redemption of former Carolina Group stock	(542)		(1)		(602)	53	8
Exchange of Lorillard common stock for Loews common stock	(4,650)						(4,650)
Stock-based compensation	20			17				3
Retirement of treasury stock		(1)		(700)	(3,949)		4,650
Other	4							4
Balance, September 30, 2008	$19,922	$4	$-	$3,345	$14,385	$(1,974)	$(12)	$4,174

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2009	2008
(In millions)

Operating Activities:

Net income	$777	$6,103
Adjustments to reconcile net income to net cash provided (used) by operating activities, net	2,183	(3,356)
Changes in operating assets and liabilities, net:
Reinsurance receivables	760	691
Other receivables	(27)	(131)
Federal income tax	(190)	(360)
Deferred acquisition costs	(13)	4
Insurance reserves	(488)	(238)
Reinsurance balances payable	23	(34)
Other liabilities	(207)	(172)
Trading securities	96	(1,145)
Other, net	(134)	(127)
Net cash flow operating activities - continuing operations	2,780	1,235
Net cash flow operating activities - discontinued operations	(16)	142
Net cash flow operating activities - total	2,764	1,377

Investing Activities:

Purchases of fixed maturities	(18,099)	(39,989)
Proceeds from sales of fixed maturities	15,507	36,545
Proceeds from maturities of fixed maturities	2,568	3,374
Purchases of equity securities	(262)	(170)
Proceeds from sales of equity securities	511	177
Purchases of property, plant and equipment	(2,170)	(2,937)
Change in collateral on loaned securities and derivatives	(4)	(57)
Change in short term investments	(799)	1,567
Other, net	45	(76)
Net cash flow investing activities - continuing operations	(2,703)	(1,566)
Net cash flow investing activities - discontinued operations, including proceeds from dispositions	16	620
Net cash flow investing activities - total	(2,687)	(946)

Loews Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30	2009	2008
(In millions)

Financing Activities:

Dividends paid	$(81)	$(193)
Dividends paid to noncontrolling interests	(482)	(354)
Purchases of treasury shares	(143)	(12)
Purchases of subsidiary treasury shares	(2)	(70)
Issuance of common stock	5	4
Proceeds from subsidiaries’ equity issuances	180	246
Principal payments on debt	(568)	(902)
Issuance of debt	1,014	1,320
Receipts of investment contract account balances	3	3
Return of investment contract account balances	(10)	(421)
Excess tax benefits from share-based payment arrangements		4
Other	24	26
Net cash flow financing activities - continuing operations	(60)	(349)
Net cash flow financing activities - discontinued operations
Net cash flow financing activities - total	(60)	(349)

Effect of foreign exchange rate on cash - continuing operations	8	(6)

Net change in cash	25	76
Net cash transactions from:
Continuing operations to discontinued operations		782
Discontinued operations to continuing operations		(782)
Cash, beginning of period	131	160
Cash, end of period	$156	$236

Cash, end of period:
Continuing operations	$156	$236
Discontinued operations
Total	$156	$236

See accompanying Notes to Consolidated Condensed Financial Statements.

Loews Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Loews Corporation is a holding company. Its subsidiaries are engaged in the following lines of business: commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary); the operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary); exploration, production and marketing of natural gas and natural gas liquids (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary); the operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 72% owned subsidiary); and the operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary). Unless the context otherwise requires, the terms “Company,” “Loews” and “Registrant” as used herein mean Loews Corporation excluding its subsidiaries and the term “Net income (loss) -Loews” as used herein means Net income (loss) attributable to Loews Corporation.

In June of 2008, the Company disposed of its entire ownership interest in its wholly owned subsidiary, Lorillard, Inc. (“Lorillard”). Accordingly, amounts related to Lorillard have been reclassified and are reported as Discontinued Operations. See Note 14 and the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 and changes in cash flows for the nine months ended September 30, 2009 and 2008. The Company’s management evaluated subsequent events through November 2, 2009.

Net income (loss) for the third quarter and first nine months of each of the years is not necessarily indicative of net income (loss) for that entire year.

Reference is made to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K which should be read in conjunction with these Consolidated Condensed Financial Statements.

Supplementary cash flow information – As discussed above, in June of 2008, the Company disposed of its entire ownership interest in Lorillard resulting in a non-cash gain on disposal of $4.3 billion. Investing activities includes previously net accrued capital expenditures of $206 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, investing activities excludes $168 million of net accrued capital expenditures.

Accounting standards update – In December of 2007, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on reporting of Noncontrolling Interests in Consolidated Financial Statements. The updated accounting guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of equity in the Consolidated Financial Statements. Therefore, the Noncontrolling interest in the equity section includes the appropriate reclassification of balances for CNA, Diamond Offshore and Boardwalk Pipeline formerly recognized as Minority interest liability on the Consolidated Balance Sheets. Moreover, the updated accounting guidance requires that transactions between an entity and noncontrolling interests be treated as equity transactions. Prior to the adoption of the updated accounting guidance, the Company recorded a gain on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold. Upon adoption of the updated accounting guidance, the Company’s deferred gains related to the issuances of Boardwalk Pipeline common units ($536 million at January 1, 2009) were recognized in Additional paid-in capital, which previously were included in minority interest liability in the Consolidated Condensed Balance Sheets.

In February of 2008, the FASB delayed the effective date of applying updated accounting guidance in regards to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As of January 1, 2009, the Company adopted the updated accounting guidance as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purposes of impairment testing and asset retirement obligations. The adoption of these provisions had no impact on the Company’s financial condition or results of operations.

In March of 2008, the FASB issued updated accounting guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company’s adoption of the updated accounting guidance had no impact on its financial condition or results of operations. See Note 4.

In May of 2008, the FASB issued updated accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The updated accounting guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, the Company’s Consolidated Condensed Financial Statements have been retrospectively adjusted to reflect the effect of adoption of the updated accounting guidance. The adoption of the updated accounting guidance increased Property, plant and equipment $16 million, Total assets $13 million and Total equity $13 million and decreased Deferred income taxes $3 million at January 1, 2009 and 2008. The adoption of the updated accounting guidance had no effect on previously stated basic and diluted earnings per share.

In April of 2009, the FASB issued updated accounting guidance that requires disclosures about fair value of financial instruments in interim as well as annual financial statements. The Company’s adoption of this updated accounting guidance did not impact the financial condition or results of operations of the Company. See Note 3.

In April of 2009, the FASB issued updated accounting guidance which amended the other-than-temporary impairment (“OTTI”) loss model for fixed maturity securities. A fixed maturity security is impaired if the fair value of the security is less than its amortized cost basis, which is its cost adjusted for accretion, amortization and previously recorded OTTI losses. The updated accounting guidance requires an OTTI loss equal to the difference between fair value and amortized cost to be recognized in earnings if the Company intends to sell the fixed maturity security or if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis.

The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. If the Company does not expect to recover the entire amortized cost basis of a fixed maturity security, the security is deemed to be other-than-temporarily impaired for credit reasons. For these securities, the updated accounting guidance requires the bifurcation of OTTI losses into a credit component and a non-credit component. The credit component is recognized in earnings and represents the difference between the present value of the future cash flows that the Company expects to collect and a fixed maturity security’s amortized cost basis. The non-credit component is recognized in other comprehensive income (“OCI”) and represents the difference between fair value and the present value of the future cash flows that the Company expects to collect.

Prior to the adoption of the updated accounting guidance, OTTI losses were not bifurcated between credit and non-credit components. The difference between fair value and amortized cost was recognized in earnings for all securities for which the Company did not expect to recover the amortized cost basis, or for which the Company did not have the ability and intent to hold until recovery of fair value to amortized cost.

The adoption of the updated accounting guidance as of April 1, 2009 resulted in a cumulative effect adjustment of $109 million, after tax and noncontrolling interests, reclassified to Accumulated other comprehensive income (loss) (“AOCI”) from Retained earnings on the Consolidated Condensed Statements of Equity. The cumulative effect adjustment represents the non-credit component of those previously impaired fixed maturity securities that are still considered OTTI, and the entire amount previously recorded as an OTTI loss on fixed maturity securities no longer considered OTTI as of April 1, 2009.

In April of 2009, the FASB issued updated accounting guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and indentifying transactions that are not orderly. The updated accounting guidance requires entities to assess whether certain factors exist that indicate that the volume and level of market activity for an asset or liability have decreased or that transactions are not orderly. If, after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. The updated accounting guidance also prospectively expands and increases the frequency of existing disclosures related primarily to additional security types and valuation methodologies. The Company’s adoption of this updated accounting guidance did not impact the financial condition or results of operations of the Company. The Company has complied with the additional prospective disclosure requirements in Note 3.

Updated accounting guidance not yet adopted – In June of 2009, the FASB issued updated accounting guidance that amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of the updated accounting guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

2. Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Net investment income consisted of:

Fixed maturity securities	$496	$501	$1,458	$1,495
Short term investments	9	36	33	125
Limited partnerships	156	(77)	245	(70)
Equity securities	11	18	39	62
Trading portfolio	65	(117)	163	(66)
Other	2	6	6	27
Total investment income	739	367	1,944	1,573
Investment expenses	(13)	(12)	(36)	(42)
Net investment income	$726	$355	$1,908	$1,531

Investment gains (losses) are as follows:

Fixed maturity securities	$(112)	$(315)	$(862)	$(475)
Equity securities	19	(376)	(133)	(405)
Derivative instruments	(13)	35	51	47
Short term investments	2	5	11	12
Other	4	1	5	9
Investment losses (a)	(100)	(650)	(928)	(812)
Gain on issuance of subsidiary stock				2
	(100)	(650)	(928)	(810)
Income tax benefit	33	227	318	284
Amounts attributable to noncontrolling interests	6	44	61	54
Investment losses, net - Loews	$(61)	$(379)	$(549)	$(472)

(a)

Includes gross realized gains of $168, $85, $449 and $296 and gross realized losses of $261, $776, $1,444 and $1,176 on available-for-sale securities for the three and nine months ended September 30, 2009 and 2008.

The components of OTTI losses recognized in earnings by asset type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Fixed maturity securities available-for-sale:
Asset-backed securities:
Residential mortgage-backed securities	$108	$29	$376	$142
Commercial mortgage-backed securities	4	1	185	57
Other asset-backed securities			31	10
Total asset-backed securities	112	30	592	209
States, municipalities and political subdivisions-tax-exempt securities	12	1	27	1
Corporate and other taxable bonds	24	247	308	288
Redeemable preferred stock			9
Total fixed maturities available-for-sale	148	278	936	498
Equity securities available-for-sale:
Common stock		51	4	79
Preferred stock		255	217	263
Total equity securities available-for-sale	-	306	221	342
Net OTTI losses recognized in earnings	$148	$584	$1,157	$840

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

The Impairment Committee’s assessment of whether an OTTI loss has occurred incorporates both quantitative and qualitative information. Fixed maturity securities that CNA intends to sell, or it more likely than not will be required to sell before recovery of amortized cost, are considered to be other-than-temporarily impaired and the entire difference between the amortized cost basis and fair value of the security is recognized as an OTTI loss in earnings. The remaining fixed maturity securities in an unrealized loss position are evaluated to determine if a credit loss exists. In order to determine if a credit loss exists, the factors considered by the Impairment Committee include (i) the financial condition and near term prospects of the issuer, (ii) whether the debtor is current on interest and principal payments, (iii) credit ratings of the securities and (iv) general market conditions and industry or sector specific outlook. CNA also considers results and analysis of cash flow modeling for asset-backed securities, and when appropriate, other fixed maturity securities. The focus of the analysis for asset-backed securities is on assessing the sufficiency and quality of underlying collateral and timing of cash flows based on scenario tests. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss is judged to exist and the asset-backed security is deemed to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is judged to be other-than-temporarily impaired for credit reasons and that shortfall, referred to as the credit component, is recognized as an OTTI loss in earnings. The difference between the adjusted amortized cost basis and fair value, referred to as the non-credit component, is recognized as an OTTI loss in OCI.

CNA performs the discounted cash flow analysis using distressed scenarios to determine future expectations regarding recoverability. For asset-backed securities significant assumptions enter into these cash flow projections including delinquency rates, probable risk of default, loss severity upon a default, over collateralization and interest coverage triggers, credit support from lower level tranches and impacts of rating agency downgrades. The discount rate utilized is either the yield at acquisition or, for lower rated structured securities, the current yield.

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

Prior to the adoption of the updated accounting guidance related to OTTI in the second quarter of 2009 as further discussed in Note 1, CNA applied the impairment model described in the paragraph above to both fixed maturity and equity securities.

The amortized cost and fair values of securities are as follows:

September 30, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses			Unrealized OTTI Losses
			Less Than 12 Months	12 Months or Greater	Estimated Fair Value
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$223	$27	$1		$249
Asset-backed securities:
Residential mortgage-backed securities	7,346	81	371	$500	6,556	$190
Commercial mortgage-backed securities	760	4	4	161	599	6
Other asset-backed securities	701	12	1	40	672
Total asset-backed securities	8,807	97	376	701	7,827	196
States, municipalities and political subdivisions-tax exempt securities	7,434	295	75	168	7,486
Corporate and other taxable bonds	17,752	1,233	281	214	18,490	25
Redeemable preferred stock	49	3		1	51
Fixed maturities available-for-sale	34,265	1,655	733	1,084	34,103	221
Fixed maturities, trading	1,391	3	7	15	1,372
Total fixed maturities	35,656	1,658	740	1,099	35,475	221
Equity securities:
Common stock	63	381		2	442
Preferred stock	579	39	18	67	533
Equity securities available-for-sale	642	420	18	69	975
Equity securities, trading	285	112	15	37	345
Total equity securities	927	532	33	106	1,320
Total	$36,583	$2,190	$773	$1,205	$36,795	$221

December 31, 2008

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$2,862	$69	$1		$2,930
Asset-backed securities	9,670	24	961	$969	7,764
States, municipalities and political subdivisions-tax exempt securities	8,557	90	609	623	7,415
Corporate and other taxable bonds	12,993	275	1,164	1,374	10,730
Redeemable preferred stock	72	1	23	3	47
Fixed maturities available-for-sale	34,154	459	2,758	2,969	28,886
Fixed maturities, trading	613	1	19	30	565
Total fixed maturities	34,767	460	2,777	2,999	29,451
Equity securities:
Equity securities available-for-sale	1,018	195	16	324	873
Equity securities, trading	384	52	78	46	312
Total equity securities	1,402	247	94	370	1,185
Total	$36,169	$707	$2,871	$3,369	$30,636

The amount of pretax net unrealized losses on available-for-sale securities reclassified out of AOCI into earnings was $92 million and $989 million for the three months and nine months ended September 30, 2009.

Activity for the three months ended September 30, 2009 and for the period from April 1, 2009 to September 30, 2009, related to the pretax fixed maturity credit loss component reflected within Retained earnings for securities still held at September 30, 2009 was as follows:

	Three Months ended September 30, 2009	Period from April 1, 2009 to September 30, 2009
(In millions)

Beginning balance of credit losses on fixed maturity securities	$212	$192

Additional credit losses for which an OTTI loss was previously recognized	57	78
Additional credit losses for which an OTTI loss was not previously recognized	65	149
Reductions for securities sold during the period	(114)	(150)
Reduction for securities the Company intends to sell or more likely than not will be required to sell	(11)	(60)

Ending balance of credit losses on fixed maturity securities	$209	$209

Based on current facts and circumstances, the Company has determined that no additional OTTI losses related to the securities in an unrealized loss position presented in the September 30, 2009 summary of fixed maturity and equity securities table above are required to be recorded. A discussion of some of the factors reviewed in making that determination is presented below.

The classification between investment grade and non-investment grade presented in the discussion below is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”) and Fitch Ratings (“Fitch”) in that order of preference. If a security is not rated by any of the three, the Company formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The market disruption that emerged during 2008 has significantly subsided in the third quarter of 2009. The government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in the third quarter. Risk free interest rates approached multi-year lows and corporate credit spreads continued to narrow resulting in improvement in the Company’s unrealized position. However, fair market values in the asset-backed sector continue to be depressed due to continued concerns with underlying residential and commercial collateral.

Common stock holdings at September 30, 2009 were in a gross unrealized gain of $381 million. The majority of this gain was CNA’s common stock holdings in Verisk Analytics Inc. (“Verisk”), which began trading on October 7, 2009 after an initial public offering (“IPO”). The gross unrealized gain reflects this security valued using the IPO price as a significant input. CNA sold all of its common stock holdings in the IPO resulting in a pretax realized investment gain of $370 million that will be reflected in the fourth quarter of 2009.

Asset-Backed Securities

The fair value of total asset-backed holdings at September 30, 2009 was $7,827 million which was comprised of over 2,126 different asset-backed structured securities. The fair value of these securities does not tend to be influenced by the credit of the issuer but rather the characteristics and projected cash flows of the underlying collateral. Each security has deal-specific tranche structures, credit support that results from the unique deal structure, particular collateral characteristics and other distinct security terms. As a result, seemingly common factors such as delinquency rates and collateral performance affect each security differently. The exposure to sub-prime residential mortgage (“sub-prime”) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (“Alt-A”) collateral is measured by the original deal structure. Of these securities, 224 have underlying collateral that is either considered sub-prime or Alt-A in nature.

Residential mortgage-backed securities include 315 structured securities in a gross unrealized loss position. In addition, there were 49 agency mortgage-backed pass-through securities which are guaranteed by agencies of the U.S. Government in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 16.9% of amortized cost.

Commercial mortgage-backed securities include 41 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 24.3% of amortized cost.

Other asset-backed securities include 27 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized loss was approximately 12.3% of amortized cost.

The asset-backed securities in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss
(In millions)

U.S. Government Agencies	$409	$400	$9
AAA	2,730	2,363	367
AA	490	384	106
A	457	342	115
BBB	422	336	86
Non-investment grade and equity tranches	1,652	1,258	394
Total	$6,160	$5,083	$1,077

The Company believes the unrealized losses are primarily attributable to broader economic conditions, liquidity concerns and wider than historical bid/ask spreads brought about as a result of portfolio liquidations and is not indicative of the quality of the underlying collateral. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Generally, non-investment grade securities consist of investments which were investment grade at the time of purchase but have subsequently been downgraded and primarily consist of holdings senior to the equity tranche. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness, collateral shortfalls, or substantial changes in future cash flow expectations and; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.

States, Municipalities and Political Subdivisions – Tax-Exempt Securities

The tax-exempt portfolio consists primarily of special revenue and assessment bonds, representing 82.0% of the overall portfolio, followed by general obligation political subdivision bonds at 15.0% and state general obligation bonds at 3.0%.

The unrealized losses on the Company’s investments in tax-exempt municipal securities are due to market conditions in certain sectors or states that continue to lag behind the broader municipal market recovery. Market conditions in the tax-exempt sector have improved during 2009. However, yields for certain issuers and types of securities, such as auction rate and tobacco securitizations, continue to be higher than historical norms relative to after tax returns on other fixed income alternatives. The holdings for all tax-exempt securities in this category include 249 securities in a gross unrealized loss position. The aggregate severity of the total gross unrealized losses was approximately 8.4% of amortized cost.

The ratings distribution of tax-exempt securities in a gross unrealized loss position are as follows:

September 30, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss
(In millions)

AAA	$1,127	$1,089	$38
AA	664	591	73
A	333	315	18
BBB	712	600	112
Non-investment grade	48	46	2
Total	$2,884	$2,641	$243

The largest exposures at September 30, 2009 as measured by gross unrealized losses were special revenue bonds issued by several states backed by tobacco settlement funds with gross unrealized losses of $106 million, and several separate issues of Puerto Rico sales tax revenue bonds with gross unrealized losses of $45 million. All of these securities are investment grade.

The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.

Corporate and Other Taxable Bonds

The holdings in this category include 405 securities in a gross unrealized loss position. The aggregate severity of the gross unrealized losses was approximately 11.6% of amortized cost.

The corporate and other taxable bonds in a gross unrealized loss position across industry sectors and by ratings distribution are as follows:

September 30, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Industry Sectors:
Communications	$287	$276	$11
Consumer, Cyclical	490	434	56
Consumer, Non-cyclical	275	256	19
Energy	315	296	19
Financial	1,962	1,670	292
Industrial	235	211	24
Utilities	469	419	50
Other	252	228	24
Total	$4,285	$3,790	$495

September 30, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss
(In millions)

Ratings distribution:
AAA	$63	$57	$6
AA	80	79	1
A	951	864	87
BBB	1,900	1,686	214
Non-investment grade	1,291	1,104	187
Total	$4,285	$3,790	$495

The unrealized losses on corporate and other taxable bonds are primarily attributable to lingering impacts of the broader credit market deterioration throughout 2008 that resulted in widening of credit spreads over risk free interest rates beyond historical norms. These conditions continue in certain sectors, such as financial, that the market continues to view as out of favor. Overall conditions in the corporate bond market have significantly improved throughout 2009 resulting in improvement in the Company’s unrealized position. The Company has no current intent to sell these securities, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009.

The Company has invested in securities with characteristics of both debt and equity investments, often referred to as hybrid debt securities. Such securities are typically debt instruments issued with long or extendable maturity dates, may provide for the ability to defer interest payments without defaulting and are usually lower in the capital structure of the issuer than traditional bonds. The financial industry sector presented above includes hybrid debt securities with an aggregate fair value of $711 million and an aggregate amortized cost of $899 million.

Non-Redeemable Preferred Stock

The unrealized losses on the Company’s investments in non-redeemable preferred stock were caused by factors similar to those that affected the Company’s corporate bond portfolio. Approximately 78.9% of the gross unrealized losses in this category come from securities issued by financial institutions and 21.1% from utilities. The holdings in this category include 23 securities in a gross unrealized loss position.

Non-redeemable preferred stocks in a gross unrealized loss position by ratings distribution are as follows:

September 30, 2009	Amortized Cost	Estimated Fair Value	Gross Unrealized Loss
(In millions)

A	$95	$81	$14
BBB	396	331	65
Non-investment grade	18	12	6
Total	$509	$424	$85

The majority of securities in this category relate to the banking and mortgage industries. These securities continue to experience what the Company believes to be temporarily depressed valuations. The Company has no current intent to sell these securities, nor is it more likely than not it will be required to sell prior to recovery of amortized cost. Additionally, the Company believes that the unrealized losses on these securities were not due to factors regarding credit worthiness; accordingly, the Company has determined that there are no additional OTTI losses to be recorded at September 30, 2009. This evaluation was made on the basis that these securities possess characteristics similar to debt securities and that the issuers maintain their ability to pay dividends.

Contractual Maturity

The following table summarizes available-for-sale fixed maturity securities by contractual maturity at September 30, 2009 and December 31, 2008. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life.

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In millions)

Due in one year or less	$1,206	$1,176	$3,105	$2,707
Due after one year through five years	10,058	9,990	10,295	9,210
Due after five years through ten years	8,999	8,929	5,929	4,822
Due after ten years	14,002	14,008	14,825	12,147
Total	$34,265	$34,103	$34,154	$28,886

Auction Rate Securities

The investment portfolio includes auction rate securities which are primarily issued by student loan agencies from ten states and are substantially guaranteed by the Federal Family Education Loan Program. The fair value of auction rate securities held at September 30, 2009 was $945 million, with no gross unrealized gains and gross unrealized losses of $75 million. The average rating on these holdings was AAA. At September 30, 2009, three auction rate securities, with a fair value of $68 million and gross unrealized losses of $20 million, were paying below market penalty rates.

Limited Partnerships

The carrying value of limited partnerships as of September 30, 2009 and December 31, 2008 was approximately $2.1 billion and $1.8 billion. At September 30, 2009, limited partnerships comprising 52.2% of the total carrying value are reported on a current basis through September 30, 2009 with no reporting lag, 38.7% are reported on a one month lag and the remainder are reported on more than a one month lag. The Company had 82 and 85 active limited partnership investments as of September 30, 2009 and December 31, 2008. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio. The Company does not generally invest in highly leveraged partnerships.

Of the limited partnerships held, 91.3% or approximately $1.9 billion in carrying value at September 30, 2009 and 89.5% or approximately $1.6 billion in carrying value at December 31, 2008, employ strategies that generate returns through investing in securities that are marketable while engaging in various management techniques primarily in public fixed income and equity markets. These hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments. The hedge fund strategies may seek to generate gains from mispriced or undervalued securities, price differentials between securities, distressed investments, sector rotation, or various arbitrage disciplines. Within hedge fund strategies, approximately 46.8% are equity related, 29.7% pursue a multi-strategy approach, 19.0% are focused on distressed investments and 4.5% are fixed income related.

Limited partnerships representing 5.6% or $117 million at September 30, 2009 and 7.1% or $126 million at December 31, 2008 were invested in private equity. The remaining 3.1% or $65 million at September 30, 2009 and 3.4% or $61 million at December 31, 2008 were invested in various other partnerships including real estate. The ten largest limited partnership positions held totaled $1,184 million and $915 million as of September 30, 2009 and December 31, 2008. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Condensed Balance Sheets represents approximately 4.2% and 3.4% of the aggregate partnership equity at September 30, 2009 and December 31, 2008, and the related income reflected on the Consolidated Condensed Statements of Operations represents 4.5% and 3.0% of the changes in partnership equity for all limited partnership investments for the nine months ended September 30, 2009 and 2008.

The risks associated with limited partnership investments may include losses due to leveraging, short-selling, derivatives or other speculative investment practices. The use of leverage increases volatility generated by the underlying investment strategies.

Investment Commitments

As of September 30, 2009, the Company had committed approximately $254 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

The Company invests in multiple bank loan participations as part of its overall investment strategy and has committed to additional future purchases and sales. The purchase and sale of these investments are recorded on the date that the legal agreements are finalized and cash settlement is made. As of September 30, 2009, the Company had commitments to purchase $296 million and sell $217 million of various bank loan participations. When loan participation purchases are settled and recorded they may contain both funded and unfunded amounts. An unfunded loan represents an obligation by the Company to provide additional amounts under the terms of the loan participation. The funded portions are reflected on the Consolidated Condensed Balance Sheets, while any unfunded amounts are not recorded until a draw is made under the loan facility. As of September 30, 2009, the Company had obligations on unfunded bank loan participations in the amount of $9 million.

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

The fair values of CNA’s life settlement contracts investments are included in Other assets. The fair values of discontinued operations investments are included in Other liabilities. Assets and liabilities measured at fair value on a recurring basis are summarized in the tables below:

September 30, 2009	Level 1	Level 2	Level 3	Total
(In millions)

Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$153	$96		$249
Asset-backed securities:
Residential mortgage-backed securities		5,819	$737	6,556
Commercial mortgage-backed securities		388	211	599
Other asset-backed securities		384	288	672
Total asset-backed securities		6,591	1,236	7,827
States, municipalities and political subdivisions-tax-exempt securities		6,716	770	7,486
Corporate and other taxable bonds	139	17,599	752	18,490
Redeemable preferred stock		49	2	51
Fixed maturities available-for-sale	292	31,051	2,760	34,103
Fixed maturities, trading	1,130	26	216	1,372
Total fixed maturities	$1,422	$31,077	$2,976	$35,475

Equity securities:
Common stock	$63	$373	$6	$442
Preferred stock	418	111	4	533
Equity securities available-for-sale	481	484	10	975
Equity securities, trading	345			345
Total equity securities	$826	$484	$10	$1,320

Short term investments	$5,330	$1,031	$8	$6,369
Receivables		59	8	67
Life settlement contracts			129	129
Separate account business	59	353	40	452
Payable to brokers	(1,104)	(157)	(25)	(1,286)
Discontinued operations investments	25	107	16	148

December 31, 2008

Fixed maturity securities	$2,358	$24,383	$2,710	$29,451
Equity securities	881	94	210	1,185
Short term investments	5,425	608		6,033
Receivables		182	40	222
Life settlement contracts			129	129
Separate account business	40	306	38	384
Payable to brokers	(168)	(260)	(112)	(540)
Discontinued operations investments	83	59	15	157

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009 and 2008:

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)						Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30 (a)
2009	Beginning Balance	Included in Net Income (Loss) (a)	Included in OCI	Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$808	$1	$62	$20		$(154)	$737	$(1)
Commercial mortgage-backed securities	175	(3)	28	11			211	(3)
Other asset-backed securities	141	1	14	132			288
Total asset-backed securities	1,124	(1)	104	163		(154)	1,236	(4)
States, municipalities and political subdivisions-tax-exempt securities	785		19	(34)			770
Corporate and other taxable bonds	730	(10)	67	43	$5	(83)	752	(10)
Redeemable preferred stock	1		1				2
Fixed maturities available-for-sale	2,640	(11)	191	172	5	(237)	2,760	(14)
Fixed maturities, trading	229	5		(18)			216	3
Total fixed maturities	$2,869	$(6)	$191	$154	$5	$(237)	$2,976	$(11)

Equity securities:
Common stock	$190					$(184)	$6
Preferred stock	19					(15)	4
Equity securities available-for-sale	$209					$(199)	$10

Short term investments			$1	$7			$8
Life settlement contracts	$126	$8		(5)			129	$5
Separate account business	38			3		$(1)	40
Discontinued operations investments	13		3				16
Derivative financial instruments, net	(7)	(12)	(10)	12			(17)	(4)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)						Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30 (a)
2008	Beginning Balance	Included in Net Income (Loss) (a)	Included in OCI	Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Fixed maturity securities	$3,434	$(36)	$(103)	$(127)	$138	$(87)	$3,219	$(27)
Equity securities	263	(1)	(1)	(24)		(23)	214	1
Short term investments	-						-
Life settlement contracts	118	4		(1)			121	3
Separate account business	45		(7)	(1)	6		43
Discontinued operations investments	23		(2)	(1)			20
Derivative financial instruments, net	(83)	50	31	24			22	76

The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008:

2009

(In millions)

Fixed maturity securities:
Asset-backed securities:
Residential mortgage-backed securities	$782	$(22)	$98	$(28)	$71	$(164)	$737	$(13)
Commercial mortgage-backed securities	186	(168)	170	(3)	26		211	(166)
Other asset-backed securities	139	(29)	54	90	153	(119)	288	(31)

Total asset-backed securities	1,107	(219)	322	59	250	(283)	1,236	(210)
States, municipalities and political subdivisions-tax-exempt securities	750		74	(54)			770
Corporate and other taxable bonds	622	(15)	113	110	23	(101)	752	(15)
Redeemable preferred stock	13	(9)	9	7		(18)	2	(9)

Fixed maturities available-for-sale	2,492	(243)	518	122	273	(402)	2,760	(234)
Fixed maturities, trading	218	14		(20)	4		216	7

Total fixed maturities	$2,710	$(229)	$518	$102	$277	$(402)	$2,976	$(227)

		Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses)						Unrealized Gains (Losses) Recognized in Net Income (Loss) on Level 3 Assets and Liabilities Held at September 30 (a)
2009	Beginning Balance	Included in Net Income (Loss) (a)	Included in OCI	Purchases, Sales, Issuances and Settlements	Transfers into Level 3	Transfers out of Level 3	Balance, September 30
(In millions)

Equity securities:
Common stock	$191		$(1)			$(184)	$6
Preferred stock	19					(15)	4
Equity securities available-for-sale	$210		$(1)			$(199)	$10

Short term investments			$1	$7			$8
Life settlement contracts	$129	$24		(24)			129	$7
Separate account business	38			3		$(1)	40
Discontinued operations investments	15		3	(2)			16
Derivative financial instruments, net	(72)	23	(22)	54			(17)	(11)

2008

Fixed maturity securities	$2,909	$(160)	$(373)	$(46)	$1,392	$(503)	$3,219	$(166)
Equity securities	199	(4)	(4)	24	22	(23)	214	(4)
Short term investments	85					(85)	-
Life settlement contracts	115	34		(28)			121	8
Separate account business	30		(11)	(2)	26		43
Discontinued operations investments	42		(2)	(3)		(17)	20
Derivative financial instruments, net	(19)	29	34	(22)			22	7

(a)	Net realized and unrealized gains and losses are reported in Net income (loss) as follows:

Major Category of Assets and Liabilities	Consolidated Condensed Statements of Operations Line Items

Fixed maturity securities available-for-sale	Investment gains (losses)
Fixed maturity securities, trading	Net investment income
Equity securities available-for-sale	Investment gains (losses)
Equity securities, trading	Net investment income
Derivative financial instruments held in a trading portfolio	Net investment income
Derivative financial instruments, other	Investment gains (losses) and Other revenues
Life settlement contracts	Other revenues

Securities shown in the Level 3 tables may be transferred in or out based on the availability of observable market information used to verify pricing sources or used in pricing models. The availability of observable market information varies based on market conditions and trading volume and may cause securities to move in and out of Level 3 from reporting period to reporting period.

For the nine months ended September 30, 2009, transfers into Level 3 related primarily to structured securities with underlying auto loan collateral and structured securities with residential and commercial mortgage collateral. These were previously valued using observable prices for similar securities, but due to decreased market activity, fair value is determined by cash flow models using market observable and unobservable inputs. Unobservable inputs include estimates of future cash flows and the maturity assumption.

Securities transferred out of Level 3 included a large common stock holding in Verisk, which began trading on October 7, 2009 after an IPO as discussed in Note 2. The Verisk holding had been previously valued using a discounted cash flow analysis model, adjusted for the Company’s assumption regarding an inherent lack of liquidity in the security. This security has been transferred to Level 2 based on the use of the observable IPO price as a significant input.

In addition, for the nine months ended September 30, 2009, transfers out of Level 3 related primarily to structured securities with underlying auto loan collateral and structured securities with residential mortgage collateral. These structured securities with underlying auto loan and residential mortgage loan collateral are currently valued using observable market information and inputs from external pricing sources.

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

Equity Securities

Level 1 securities include publicly traded securities valued using quoted market prices. Level 2 securities are primarily non-redeemable preferred securities and common stocks valued using pricing for similar securities, recently executed transactions, broker/dealer quotes and other pricing models utilizing observable inputs. Level 3 securities include equity securities that are priced using internal models with inputs that are not market observable.

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

Short Term Investments

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all inputs are observable. Level 3 securities include bank debt securities purchased within one year of maturity where broker/dealer quotes are significant inputs to the valuation and there is a lack of transparency to the market inputs used.

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(In millions)

Financial liabilities:
Premium deposits and annuity contracts	$107	$110	$111	$113
Short term debt	9	9	71	71
Long term debt	8,695	8,686	8,187	7,166

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

The Company has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. The Company attempts to mitigate its exposure to interest rate risk in the normal course of portfolio management which includes rebalancing its existing portfolios of assets and liabilities. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards and commitments to purchase securities. These instruments are generally used to lock interest rates or market values, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments and variable rate debt. The Company infrequently designates these types of instruments as hedges against specific assets or liabilities.

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

The table below summarizes CDS contracts where the Company sold credit protection as of September 30, 2009. The fair value of these contracts represents the amount that the Company would have to pay to exit these derivative positions. The maximum amount of future payments assumes no residual value in the defaulted securities that the Company would receive as part of the contract terminations and is equal to the notional value of the CDS contracts. The largest single reference obligation as of September 30, 2009 represented 75.8% of the total notional value and was rated BBB.

September 30, 2009	Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity
(In millions of dollars)

BBB		$25	0.2
B		8	3.4
Total	$-	$33	1.0

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Condensed Balance Sheets. The Company attempts to mitigate the risk of non-performance by monitoring the creditworthiness of counterparties and diversifying derivatives to multiple counterparties. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. The Company does not offset its net derivative positions against the fair value of the collateral provided. The fair value of collateral provided by the Company was $16 million at September 30, 2009 and primarily consisted of cash and U.S. Treasury Bills. The fair value of cash collateral received from counterparties was $2 million at September 30, 2009.

The agreements governing HighMount’s derivative instruments contain certain covenants, including a maximum debt to capitalization ratio. If HighMount does not comply with these covenants, the counterparties to the derivative instruments could terminate the agreements and request payment on those derivative instruments in net liability positions. The aggregate fair value of HighMount’s derivative instruments that are in a liability position was $169 million at September 30, 2009. HighMount was not required to post any collateral under the governing agreements.

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

September 30, 2009
	Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)
(In millions)

With hedge designation

Interest rate risk:
Interest rate swaps	$1,600		$(149)
Foreign exchange:
Forwards – short	85	$6
Commodities:
Forwards – short	611	55	(21)
Options – purchased	12
– written	9	4

Without hedge designation

Equity markets:
Options – purchased	212	49
– written	249		(16)

Interest rate risks:
Interest rate swaps – short	500		(1)
Futures – short	304
Credit default swaps – purchased protection	159	2	(12)
– sold protection	33
Other	13
Total	$3,787	$116	$(199)

Derivatives without hedge designation – For derivatives not held in a trading portfolio, new derivative transactions entered into totaled approximately $7.7 billion and $18.2 billion in notional value while derivative termination activity totaled approximately $8.1 billion and $19.5 billion during the three and nine months ended September 30, 2009. The activity during the three and nine months ended September 30, 2009 was primarily attributable to interest rate futures, interest rate options and interest rate swaps.

A summary of the recognized gains (losses) related to derivative financial instruments without hedge designation follows. The derivatives held for trading purposes were carried at fair value with the related gains and losses included within Net investment income on the Consolidated Condensed Statements of Operations.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(In millions)

Included in Net investment income:
Equity markets:
Options – purchased	$(19)	$(39)
– written	17	47
Futures – long	2	13
Currency forwards – long		(6)
– short	1	8
Interest rate risk:
Credit default swaps – purchased protection	(20)	(8)
– sold protection	20	12
Options on government securities – short	(7)	7
Futures – long		5
– short	(5)	(16)
Other	(9)	(3)

Included in Investment gains (losses):
Equity options – written		15
Interest rate risk:
Interest rate swaps		59
Credit default swaps – purchased protection	(11)	(46)
– sold protection		2
Futures – short	(2)	21
Included in Other revenues:
Currency forwards - short		9
Total	$(33)	$80

Cash flow hedges – A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas and other energy-related products. As of September 30, 2009, approximately 88.6 billion cubic feet of natural gas equivalents was hedged by qualifying cash flow hedges. Approximately 80.4% of these derivatives have settlement dates in 2009 and 2010. The Company and certain of its subsidiaries also use interest rate swaps to hedge its exposure to variable interest rates or risk attributable to changes in interest rates on long term debt. The effective portion of the hedges is amortized to interest expense over the term of the related notes. Any ineffectiveness is recorded currently in Investment gains (losses) in the Consolidated Condensed Statements of Operations. For the three and nine months ended September 30, 2009, the net amounts recognized due to ineffectiveness were less than $1 million.

The following table summarizes the effective portion of the net derivative gains or losses included in OCI and the amount reclassified into Net income for derivatives designated as cash flow hedges:

Three Months Ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
(In millions)

Commodities	$(13)	Other revenues	$67
Foreign exchange	2	Contract drilling expenses	2
Interest rate risks	(23)	Interest	(19)
Total	$(34)		$50

Nine Months Ended September 30, 2009
(In millions)

Commodities	$90	Other revenues	$206
Foreign exchange	8	Contract drilling expenses	2
Interest rate risks	(19)	Interest	(50)
Total	$79		$158

The Company also enters into short sales as part of its portfolio management strategy. Short sales are commitments to sell a financial instrument not owned at the time of sale, usually done in anticipation of a price decline. These sales resulted in proceeds of $1,073 million with fair value liabilities of $1,087 million at September 30, 2009. These positions are marked to market and gains or losses are included in the Consolidated Condensed Statements of Operations.

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

The attribution of income (loss) to each class of common stock for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except %)

Loews common stock:

Consolidated net income (loss) - Loews	$468	$(137)	$161	$5,488
Less income attributable to former Carolina Group stock				211
Income (loss)	$468	$(137)	$161	$5,277

Former Carolina Group stock:

Income available to former Carolina Group stock				$339
Weighted average economic interest of the former Carolina Group				62.4%
Income attributable to former Carolina Group stock	$-	$-	$-	$211

The following is a reconciliation of basic weighted shares outstanding to diluted weighted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Loews common stock:

Weighted average shares outstanding-basic	432.75	436.32	434.30	491.19
Stock options and stock appreciation rights	0.73		0.59	1.21
Weighted average shares outstanding-diluted	433.48	436.32	434.89	492.40

Former Carolina Group stock:

Weighted average shares outstanding-basic				108.47
Stock options and stock appreciation rights				0.13
Weighted average shares outstanding-diluted	-	-	-	108.60

Certain options and SARs were not included in the diluted weighted shares amount due to the exercise price being greater than the average stock price for the respective periods. For the three months ended September 30, 2008, as a result of the net loss, no potential shares attributable to exercises under stock-based employee compensation plans were included in the calculation of loss per share as the effect would have been antidilutive. The number of weighted average shares not included in the diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loews common stock	3,052,572	5,343,396	3,347,638	1,337,264
Former Carolina Group stock	-	-	-	255,983

6. Receivables

	September 30, 2009	December 31, 2008
(In millions)

Reinsurance	$7,001	$7,761
Other insurance	1,931	2,039
Receivable from brokers	1,331	936
Accrued investment income	434	360
Federal income taxes	465	382
Other	984	844
Total	12,146	12,322
Less: allowance for doubtful accounts on reinsurance receivables	357	366
allowance for other doubtful accounts	267	284
Receivables	$11,522	$11,672

7. Property, Plant and Equipment

	September 30, 2009	December 31, 2008
(In millions)

Land	$70	$70
Buildings and building equipment	646	635
Offshore drilling equipment	6,418	5,668
Machinery and equipment	1,233	1,375
Pipeline equipment	6,401	3,978
Natural gas and oil proved and unproved properties	3,482	3,345
Construction in process	748	2,210
Leaseholds and leasehold improvements	79	75
Total	19,077	17,356
Less accumulated depreciation, depletion and amortization	5,877	4,464
Property, plant and equipment	$13,200	$12,892

Diamond Offshore

During 2009, Diamond Offshore acquired the Ocean Courage and the Ocean Valor, two newbuild, semisubmersible drilling rigs for an aggregate cost of $950 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares. Final payment for the Ocean Valor was funded on September 30, 2009 and the purchase of the rig was completed on October 1, 2009. Therefore, the $490 million disbursed on September 30, 2009 has been presented in Construction in process.

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

Boardwalk Pipeline Expansion Projects

In 2009, Boardwalk Pipeline placed in service its Gulf Crossing project and Fayetteville and Greenville Laterals and the remaining compression facilities associated with its Southeast Expansion project. Additionally, Boardwalk Pipeline placed into service the remaining portion of Phase III of the western Kentucky Storage expansion project. As a result, approximately $2.4 billion was transferred from Construction in process to Pipeline equipment. The assets will generally be depreciated over a term of 35 years.

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

Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in the Company’s results of operations and/or equity. CNA reported catastrophe losses, net of reinsurance, of $23 million and $79 million for the three and nine months ended September 30, 2009 for events occurring in those periods. Catastrophe losses in 2009 related primarily to tornadoes, floods, hail and wind. CNA reported catastrophe losses, net of reinsurance, of $248 million and $348 million for the three and nine months ended September 30, 2008 for events occurring in those periods. Catastrophe losses in 2008 related primarily to Hurricanes Gustav and Ike. There can be no assurance that CNA’s ultimate cost for catastrophes will not exceed current estimates.

The following provides discussion of CNA’s asbestos and environmental pollution (“A&E”) reserves.

A&E Reserves

CNA’s property and casualty insurance subsidiaries have actual and potential exposures related to A&E claims. The following table provides data related to CNA’s A&E claim and claim adjustment expense reserves.

	September 30, 2009		December 31, 2008

	Asbestos	Environmental Pollution	Asbestos	Environmental Pollution
(In millions)

Gross reserves	$1,912	$345	$2,112	$392
Ceded reserves	(821)	(119)	(910)	(130)
Net reserves	$1,091	$226	$1,202	$262

Asbestos

There was no asbestos-related net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2009. CNA recorded $18 million of unfavorable asbestos-related net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008. CNA paid asbestos-related claims, net of reinsurance recoveries, of $111 million and $125 million for the nine months ended September 30, 2009 and 2008.

The ultimate cost of reported claims, and in particular A&E claims, is subject to a great many uncertainties, including future developments of various kinds that CNA does not control and that are difficult or impossible to foresee accurately. With respect to the litigation identified, pending rulings are critical to the evaluation of the ultimate cost to CNA. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Certain asbestos claim litigation in which CNA is currently engaged is described below:

A.P. Green. On February 13, 2003, CNA announced it had resolved asbestos-related coverage litigation and claims involving A.P. Green Industries, A.P. Green Services and Bigelow–Liptak Corporation. Under the agreement, CNA is required to pay $70 million, net of reinsurance recoveries, over a ten year period commencing after the final approval of a bankruptcy plan of reorganization. The settlement received initial bankruptcy court approval on August 18, 2003. The debtor’s plan of reorganization includes an injunction to protect CNA from any future claims. The bankruptcy court issued an opinion on September 24, 2007 recommending confirmation of that plan. On July 25, 2008, the District Court affirmed the Bankruptcy Court’s ruling. Several insurers have appealed that ruling to the Third Circuit Court of Appeals; that appeal was argued on May 21, 2009 and the parties are awaiting the court’s decision.

Keasbey. CNA is engaged in insurance coverage litigation in New York State Court, filed in 2003, with a defendant class of underlying plaintiffs who have asbestos bodily injury claims against the former Robert A. Keasbey Company (“Keasbey”) (Continental Casualty Co. v. Employers Ins. of Wausau et al., No. 601037/03 (N.Y. County)). Keasbey, currently a dissolved corporation, was a seller and installer of asbestos-containing insulation products in New York and New Jersey. Thousands of plaintiffs have filed bodily injury claims against Keasbey. However, under New York court rules, asbestos claims are not cognizable unless they meet certain minimum medical impairment standards. Since 2002, when these court rules were adopted, only a small portion of such claims have met medical impairment criteria under New York court rules and as to the remaining claims, Keasbey’s involvement at a number of work sites is a highly contested issue.

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

On December 30, 2008, a New York appellate court entered a unanimous decision in favor of CNA on multiple alternative grounds including findings that claims arising out of Keasbey’s asbestos insulating activities are included within the products hazard/completed operations coverage, which has been exhausted; and that the defendant claimant class is subject to the affirmative defenses that CNA may have had against Keasbey, barring all coverage claims. The New York Court of Appeals has denied leave for a further appeal and, subject to a motion to reargue, the December 30, 2008 ruling in favor of CNA is final.

Burns & Roe. CNA has insurance coverage disputes related to asbestos bodily injury claims against a bankrupt insured, Burns & Roe Enterprises, Inc. (“Burns & Roe”). CNA allegedly provided primary liability coverage to Burns & Roe from 1956-1969 and 1971-1974, along with certain project-specific policies from 1964-1970. In September of 2007, CNA entered into an agreement in the Burns & Roe bankruptcy proceeding which provides that claims allegedly covered by CNA policies will be adjudicated in the tort system, with any coverage disputes related to those claims to be decided in coverage litigation. That agreement was included in the Burns & Roe Bankruptcy Plan which became final on June 15, 2009 and was not appealed. The potential outcome will depend on whether the plaintiffs can successfully prosecute their claims in the tort system and, further, whether those claims are covered by the CNA policies. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

Direct Action Case – Montana. On March 22, 2002, a direct action was filed in Montana (Pennock, et al. v. Maryland Casualty, et al. First Judicial District Court of Lewis & Clark County, Montana) by eight individual plaintiffs (all employees of W.R. Grace & Co. (“W.R. Grace”)) and their spouses against CNA, Maryland Casualty and the State of Montana. This action alleges that the carriers failed to warn of or otherwise protect W.R. Grace employees from the dangers of asbestos at a W.R. Grace vermiculite mining facility in Libby, Montana. The Montana direct action is currently stayed because of W.R. Grace’s pending bankruptcy. On April 7, 2008, W.R. Grace announced a settlement in principle with the asbestos personal injury claimants committee subject to confirmation of a plan of reorganization by the bankruptcy court. The confirmation hearing is held in two phases. The first phase was held in June 2009. The second phase began in September 2009 and will continue through January 2010. The settlement in principle with the asbestos claimants has no present impact on the stay currently imposed on the Montana direct action and with respect to such claims, numerous factual and legal issues remain to be resolved that are critical to the final result, the outcome of which cannot be predicted with any reliability. These factors include: (i) the unclear nature and scope of any alleged duties owed to people exposed to asbestos and the resulting uncertainty as to the potential pool of potential claimants; (ii) the potential application of Statutes of

Limitation to many of the claims which may be made depending on the nature and scope of the alleged duties; (iii) the unclear nature of the required nexus between the acts of the defendants and the right of any particular claimant to recovery; (iv) the diseases and damages claimed by such claimants; (v) the extent that such liability would be shared with other potentially responsible parties; and (vi) the impact of bankruptcy proceedings on claims resolution. Accordingly, the extent of losses beyond any amounts that may be accrued are not readily determinable at this time.

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

Environmental Pollution

There was no environmental pollution net claim and claim adjustment expense reserve development recorded for the nine months ended September 30, 2009. CNA recorded $3 million of unfavorable environmental pollution net claim and claim adjustment expense reserve development for the nine months ended September 30, 2008. CNA paid environmental pollution-related claims, net of reinsurance recoveries, of $36 million and $51 million for the nine months ended September 30, 2009 and 2008.

Net Prior Year Development

The following tables and discussion include the net prior year development recorded for Standard Lines, Specialty Lines and Other Insurance. Favorable net prior year development of $75 million was recorded in the Life & Group Non-Core segment for the nine months ended September 30, 2009. Included in this amount is the impact of a settlement reached in September of 2009 with Willis Limited that resolves litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which is reported as a loss recovery of $94 million, net of reinsurance. For the nine months ended September 30, 2008 for the Life & Group Non-Core segment, unfavorable net prior year development of $10 million was recorded.

The net prior year development presented below includes premium development due to its direct relationship to claim and allocated claim adjustment expense reserve development. The net prior year development presented below includes the impact of commutations, but excludes the impact of increases or decreases in the allowance for uncollectible reinsurance.

Three Month Comparison

Three Months Ended September 30, 2009	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(13)	$(47)	$1	$(59)
A&E
Pretax (favorable) unfavorable net prior year development before impact of premium development	(13)	(47)	1	(59)
Pretax (favorable) unfavorable premium development	12			12
Total pretax (favorable) unfavorable net prior year development	$(1)	$(47)	$1	$(47)

Three Months Ended September 30, 2008	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(4)	$(68)	$1	$(71)
A&E			13	13
Pretax (favorable) unfavorable net prior year development before impact of premium development	(4)	(68)	14	(58)
Pretax (favorable) unfavorable premium development	3	(2)	(3)	(2)
Total pretax (favorable) unfavorable net prior year development	$(1)	$(70)	$11	$(60)

2009 Net Prior Year Development

Standard Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in general liability, partially offset by unfavorable experience in workers’ compensation.

Approximately $56 million of favorable development was primarily due to claims closing favorable to expectations on non-construction defect general liability exposures in accident years 2003 and prior.

Approximately $47 million of unfavorable development was due to increased paid and incurred severity on workers’ compensation business, primarily in accident years 2004, 2007 and 2008 on small and middle markets business.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in professional liability, directors and officers and surety business.

Approximately $20 million of favorable development was recorded for professional liability coverages driven by lower than expected large claim frequency, primarily related to accountants and lawyers in accident years 2004 through 2006. Approximately $11 million of favorable development was primarily related to directors and officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency.

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

Nine Month Comparison

Nine Months Ended September 30, 2009	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(123)	$(128)	$6	$(245)
A&E
Pretax (favorable) unfavorable net prior year development before impact of premium development	(123)	(128)	6	(245)
Pretax (favorable) unfavorable premium development	88	(3)	(3)	82
Total pretax (favorable) unfavorable net prior year development	$(35)	$(131)	$3	$(163)

Nine Months Ended September 30, 2008	Standard Lines	Specialty Lines	Other Insurance	Total
(In millions)

Pretax (favorable) unfavorable net prior year claim and allocated claim adjustment expense reserve development:
Core (Non-A&E)	$(54)	$(50)	$9	$(95)
A&E			21	21
Pretax (favorable) unfavorable net prior year development before impact of premium development	(54)	(50)	30	(74)
Pretax (favorable) unfavorable premium development	4	(20)	(3)	(19)
Total pretax (favorable) unfavorable net prior year development	$(50)	$(70)	$27	$(93)

2009 Net Prior Year Development

Standard Lines

The favorable net prior year development was primarily due to favorable experience in property and general liability, partially offset by unfavorable experience in workers’ compensation.

Favorable claim and allocated claim adjustment expense reserve development of approximately $81 million was primarily due to experience in property coverages. Prior year catastrophe reserves decreased approximately $64 million, driven by the favorable settlement of several claims primarily in accident years 2005 and 2007, and better than expected frequency and severity on claims relating to catastrophes in accident year 2008. An additional $17 million of favorable development was due to non-catastrophe related favorable loss emergence on large property coverages, primarily in accident years 2007 and 2008. Additional favorable development of approximately $81 million was related to general liability exposures. Of this, $25 million was due to decreased frequency and severity trends related to construction defect exposures in accident years 2003 and prior. The remaining favorable development was primarily due to claims closing favorable to expectations on non-construction defect general liability exposures in accident years 2003 and prior.

Approximately $51 million of unfavorable claim and allocated claim adjustment expense reserve development was due to increased paid and incurred severity on workers’ compensation business primarily in accident years 2004, 2007 and 2008 on small and middle markets business.

Approximately $40 million of unfavorable premium development was related to changes in estimated ultimate premium on retrospectively rated coverages. Additional unfavorable premium development was due to an estimated liability for an assessment related to a reinsurance association and less premium processing on auditable policies than expected.

Specialty Lines

The favorable claim and allocated claim adjustment expense reserve development was primarily due to favorable experience in medical professional liability, professional liability, directors and officers and surety business.

Favorable development of approximately $25 million for medical professional liability was primarily due to better than expected frequency and severity in accident years 2005 and prior, including claims closing favorable to expectations. Additional favorable development of $35 million was recorded for professional liability coverages. This favorable experience was related to several items, including favorable experience on a number of large claims related to financial institutions in accident years 2003 and prior, decreased frequency of large claims in accident years 2007 and prior related to financial institutions, and lower than expected large claim frequency related to accountants and lawyers in accident years 2004 through 2006. Approximately $30 million of favorable development was primarily related to directors and officers coverages in accident years 2003 through 2006. This favorable development related primarily to lower than expected large claim frequency. An additional $7 million of favorable development was recorded for surety business primarily in accident years 2004, due to claims closing favorable to expectations, and 2006, due to lower than expected claim frequency. An additional $4 million of favorable development was a result of favorable outcomes on claims relating to catastrophes in accident year 2005.

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

In August of 2009, Boardwalk Pipeline issued $350 million aggregate principal amount of 5.8% senior notes due September 15, 2019.

In October of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.7% senior notes due October 15, 2039.

The net proceeds from the sales of these notes were used for general corporate purposes.

10. Benefit Plans

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

Net periodic benefit cost components:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Service cost	$6	$8	$19	$23
Interest cost	42	41	128	123
Expected return on plan assets	(39)	(49)	(117)	(145)
Amortization of net loss	1	1	3	2
Actuarial loss	7	1	19	3
Net periodic benefit cost	$17	$2	$52	$6

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Service cost	$1	$1	$2	$2
Interest cost	4	3	10	9
Expected return on plan assets	(1)	(2)	(3)	(4)
Amortization of prior service benefit	(6)	(5)	(18)	(17)
Actuarial loss			1	1
Regulatory asset decrease	1	1	4	4
Net periodic benefit cost	$(1)	$(2)	$(4)	$(5)

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

Diamond Offshore’s business primarily consists of 47 offshore drilling rigs that are chartered on a contract basis for fixed terms by companies engaged in exploration and production of hydrocarbons. Offshore rigs are mobile units that can be relocated based on market demand. On September 30, 2009, these rigs were located offshore in 13 countries in addition to the United States.

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

The following tables set forth the Company’s consolidated revenues, income (loss) before income tax and net income (loss) - Loews by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues (a):

CNA Financial:
Standard Lines	$889	$734	$2,321	$2,601
Specialty Lines	1,065	947	2,900	3,035
Life & Group Non-Core	341	(11)	794	534
Other Insurance	45	(11)	59	92
Total CNA Financial	2,340	1,659	6,074	6,262
Diamond Offshore	919	868	2,762	2,630
HighMount	144	200	466	590
Boardwalk Pipeline	206	222	631	641
Loews Hotels	67	90	213	292
Corporate and other	62	(69)	149	89
Total	$3,738	$2,970	$10,295	$10,504

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Income (loss) before income tax (a):

CNA Financial:
Standard Lines	$92	$(272)	$31	$(39)
Specialty Lines	218	120	449	512
Life & Group Non-Core	83	(369)	(199)	(472)
Other Insurance	(3)	(17)	(89)	(17)
Total CNA Financial	390	(538)	192	(16)
Diamond Offshore	474	446	1,445	1,441
HighMount	66	74	(894)	225
Boardwalk Pipeline	16	73	85	226
Loews Hotels	(26)	7	(49)	57
Corporate and other	38	(103)	68	(5)
Total	$958	$(41)	$847	$1,928

Net income (loss) - Loews (a):

CNA Financial:
Standard Lines	$61	$(151)	$42	$1
Specialty Lines	121	64	256	284
Life & Group Non-Core	58	(207)	(88)	(250)
Other Insurance	3	(9)	(37)	(5)
Total CNA Financial	243	(303)	173	30
Diamond Offshore	170	145	514	475
HighMount	40	47	(572)	142
Boardwalk Pipeline	9	31	39	98
Loews Hotels	(15)	6	(30)	36
Corporate and other	22	(70)	39	(5)
Income (loss) from continuing operations	469	(144)	163	776
Discontinued operations	(1)	7	(2)	4,712
Total	$468	$(137)	$161	$5,488

(a) Investment gains (losses) included in Revenues, Income (loss) before income tax and Net income (loss) - Loews are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues and Income (loss) before income tax:

CNA Financial:
Standard Lines	$(69)	$(178)	$(418)	$(254)
Specialty Lines	(35)	(115)	(247)	(154)
Life & Group Non-Core	21	(298)	(156)	(321)
Other Insurance	(17)	(60)	(108)	(84)
Total CNA Financial	(100)	(651)	(929)	(813)
Corporate and other		1	1	3
Total	$(100)	$(650)	$(928)	$(810)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Net income (loss) - Loews:

CNA Financial:
Standard Lines	$(40)	$(103)	$(245)	$(148)
Specialty Lines	(23)	(66)	(150)	(88)
Life & Group Non-Core	12	(175)	(91)	(188)
Other Insurance	(10)	(35)	(63)	(49)
Total CNA Financial	(61)	(379)	(549)	(473)
Corporate and other				1
Total	$(61)	$(379)	$(549)	$(472)

12. Legal Proceedings

California Long Term Care Litigation

Shaffer v. Continental Casualty Company, et al., U.S. District Court, Central District of California, CV06-2235 RGK, is a class action on behalf of certain California individual long term health care policyholders, alleging that CCC and CNA knowingly or negligently used unrealistic actuarial assumptions in pricing these policies. On January 8, 2008, CCC, CNA and the plaintiffs entered into a binding agreement settling the case on a nationwide basis for the policy forms potentially affected by the allegations of the complaint. Following a fairness hearing, the Court entered an order approving the settlement. This order was appealed to the Ninth Circuit Court of Appeals. The appeal has been fully briefed. Oral argument has been scheduled for November 2009. CNA believes it has meritorious defenses to this appeal and intends to defend the appeal vigorously. The agreement did not have a material impact on the Company’s results of operations, however it still remains subject to the favorable resolution of the appeal.

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

TOBACCO RELATED

The Company has been named as a defendant in the following four cases alleging substantial damages based on alleged health effects caused by smoking cigarettes, exposure to tobacco smoke or exposure to asbestos fibers incorporated into filter material used in one brand of cigarette that ceased manufacture more than 50 years ago, all of which also name a former subsidiary, Lorillard, Inc., or one of its subsidiaries, as a defendant. In Cypret vs. The American Tobacco Company, Inc. et al. (1998, Circuit Court, Jackson County, Missouri), the Company would contest jurisdiction and make use of all available defenses in the event it receives personal service of this action. In Clalit vs. Philip Morris, Inc., et al. (1998, Jerusalem District Court of Israel), the court initially permitted plaintiff to serve the Company outside the jurisdiction but it cancelled the leave of service in response to the Company’s application, and plaintiff’s appeal is pending. In Young vs. The American Tobacco Company, Inc. et al. (1997, Civil District Court, Orleans Parish, Louisiana), the Company filed an exception for lack of personal jurisdiction during 2000, which remains pending. In Burns vs. Hollingsworth & Vose Co., et al. (2009, Superior Court, Middlesex County, Massachusetts), the date on which the Company is to respond to the suit has not yet occurred. In a fifth case that had been pending against the Company, Cochran vs. R.J. Reynolds Tobacco Company, et al. (2002, Circuit Court, George County, Mississippi), the plaintiff and the defendants stipulated to a dismissal without prejudice during March 2009.

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

13. Commitments and Contingencies

Guarantees

In the course of selling business entities and assets to third parties, CNA has agreed to indemnify purchasers for losses arising out of breaches of representation and warranties with respect to the business entities or assets being sold, including, in certain cases, losses arising from undisclosed liabilities or certain named litigation. Such indemnification provisions generally survive for periods ranging from nine months following the applicable closing date to the expiration of the relevant statutes of limitation. As of September 30, 2009, the aggregate amount of quantifiable indemnification agreements in effect for sales of business entities, assets and third party loans was $819 million.

In addition, CNA has agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities or assets that are not limited by a contractual monetary amount. As of September 30, 2009, CNA had outstanding unlimited indemnifications in connection with the sales of certain of its business entities or assets that included tax liabilities arising prior to a purchaser’s ownership of an entity or asset, defects in title at the time of sale, employee claims arising prior to closing and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

In connection with the issuance of preferred securities by CNA Surety Capital Trust I (“Issuer Trust”), CNA Surety, a 62% owned and consolidated subsidiary of CNA, has also guaranteed the dividend payments and redemption of the preferred securities issued by the Issuer Trust. The maximum amount of undiscounted future payments CNA could make under the guarantee is approximately $58 million, consisting of annual dividend payments of approximately $1 million through April 2034 and the redemption value of $30 million. Because payment under the guarantee would only be required if CNA does not fulfill its obligations under the debentures held by the Issuer Trust, CNA has not recorded any additional liabilities related to this guarantee. There has been no change in the underlying assets of the trust and CNA does not believe that a payment is likely under this guarantee.

Boardwalk Pipeline Purchase Commitments

Boardwalk Pipeline is engaged in several major expansion projects that will require the investment of significant capital resources. As of September 30, 2009, Boardwalk Pipeline had purchase commitments of $145 million primarily related to its expansion projects.

14. Discontinued Operations

The results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Net investment income	$1	$2	$4	$20
Manufactured products				1,750
Investment gains	1	1	1	3
Total (a)	2	3	5	1,773
Expenses:
Insurance related expenses	3	3	7	8
Cost of manufactured products sold				1,039
Other operating expenses				173
Interest				2
Total	3	3	7	1,222
Income (loss) before income tax	(1)	-	(2)	551
Income tax (expense) benefit		8		(200)
Noncontrolling interest		(1)		(1)
Results of discontinued operations	(1)	7	(2)	350
Gain on disposal (after tax of $51)				4,362
Net income (loss) from discontinued operations - Loews	$(1)	$7	$(2)	$4,712

(a)

Lorillard’s revenues amounted to 99.5% of the total discontinued operations for the nine months ended September 30, 2008. Lorillard’s pretax income amounted to 100.0% of total pretax income of discontinued operations for the nine months ended September 30, 2008.

Net liabilities of discontinued operations included in Other liabilities in the Consolidated Condensed Balance Sheets are as follows:

	September 30, 2009	December 31, 2008
(In millions)

Assets:
Investments	$148	$157
Receivables	4	6
Other assets	2	1
Total assets	154	164

Liabilities:
Insurance reserves	150	162
Other liabilities	6	8
Total liabilities	156	170
Net liabilities of discontinued operations (a)	$(2)	$(6)

(a)

The net liabilities of CNA’s discontinued operations totaling $2 million and $6 million as of September 30, 2009 and December 31, 2008 are included in Other liabilities in the Consolidated Condensed Balance Sheets. At September 30, 2009 and December 31, 2008, the insurance reserves are net of discounts of $58 million and $75 million.

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

15. Consolidating Financial Information

The following schedules present the Company’s consolidating balance sheet information at September 30, 2009 and December 31, 2008, and consolidating statements of operations information for the nine months ended September 30, 2009 and 2008. These schedules present the individual subsidiaries of the Company and their contribution to the consolidated condensed financial statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, many of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.

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

Loews Corporation

Consolidating Balance Sheet Information

September 30, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$41,660	$235	$55	$117	$61	$3,133		$45,261
Cash	128	16	2	7	2	1		156
Receivables	9,464	803	103	84	24	1,146	$(102)	11,522
Property, plant and equipment	304	4,413	1,780	6,304	357	42		13,200
Deferred income taxes	1,419		657				(1,083)	993
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						15,617	(15,617)	-
Other assets	865	246	54	337	25	7		1,534
Deferred acquisition costs of insurance subsidiaries	1,138							1,138
Separate account business	452							452
Total assets	$55,516	$5,733	$3,235	$7,012	$472	$19,946	$(16,802)	$75,112

Liabilities and Equity:

Insurance reserves	$38,362							$38,362
Payable to brokers	514		$189	$1		$1,408		2,112
Short term debt		$4			$5			9
Long term debt	2,056	994	1,635	3,024	219	867	$(100)	8,695
Reinsurance balances payable	339							339
Deferred income taxes		513		129	35	406	(1,083)	-
Other liabilities	2,596	555	115	467	37	189	(2)	3,957
Separate account business	452							452
Total liabilities	44,319	2,066	1,939	3,621	296	2,870	(1,185)	53,926
Total shareholders’ equity	9,795	1,866	1,296	2,434	176	17,076	(15,617)	17,026
Noncontrolling interests	1,402	1,801		957				4,160
Total equity	11,197	3,667	1,296	3,391	176	17,076	(15,617)	21,186
Total liabilities and equity	$55,516	$5,733	$3,235	$7,012	$472	$19,946	$(16,802)	$75,112

Loews Corporation

Consolidating Balance Sheet Information

December 31, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Assets:

Investments	$34,980	$701	$46	$313	$70	$2,340		$38,450
Cash	85	36	1	2	2	5		131
Receivables	10,290	575	225	92	23	482	$(15)	11,672
Property, plant and equipment	327	3,429	2,771	5,972	350	43		12,892
Deferred income taxes	3,532		306				(910)	2,928
Goodwill	86	20	584	163	3			856
Investments in capital stocks of subsidiaries						11,973	(11,973)	-
Other assets	815	210	79	275	48	6	(1)	1,432
Deferred acquisition costs of insurance subsidiaries	1,125							1,125
Separate account business	384							384
Total assets	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Liabilities and Equity:

Insurance reserves	$38,771						$(1)	$38,770
Payable to brokers	124	$37	$191		$1	$326		679
Short term debt					71			71
Long term debt	2,058	504	1,715	$2,889	155	866		8,187
Reinsurance balances payable	316							316
Deferred income taxes		453		103	46	308	(910)	-
Other liabilities	2,738	579	188	571	12	255	(15)	4,328
Separate account business	384							384
Total liabilities	44,391	1,573	2,094	3,563	285	1,755	(926)	52,735
Total shareholders’ equity	6,281	1,732	1,918	1,870	211	13,094	(11,973)	13,133
Noncontrolling interests	952	1,666		1,384				4,002
Total equity	7,233	3,398	1,918	3,254	211	13,094	(11,973)	17,135
Total liabilities and equity	$51,624	$4,971	$4,012	$6,817	$496	$14,849	$(12,899)	$69,870

Loews Corporation

Consolidating Statement of Operations Information

Nine Months Ended September 30, 2009	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,035							$5,035
Net investment income	1,755	$4				$149		1,908
Intercompany interest and dividends						714	$(714)	-
Investment gains (losses)	(929)	1						(928)
Contract drilling revenues		2,664						2,664
Other	213	94	$466	$631	$213	(1)		1,616
Total	6,074	2,763	466	631	213	862	(714)	10,295

Expenses:

Insurance claims and policyholders’ benefits	3,919							3,919
Amortization of deferred acquisition costs	1,063							1,063
Contract drilling expenses		907						907
Impairment of natural gas and oil properties			1,036					1,036
Other operating expenses	805	383	264	451	255	44		2,202
Interest	95	27	60	95	7	37		321
Total	5,882	1,317	1,360	546	262	81	-	9,448
Income (loss) before income tax	192	1,446	(894)	85	(49)	781	(714)	847
Income tax (expense) benefit	27	(387)	322	(21)	19	(28)		(68)
Income (loss) from continuing operations	219	1,059	(572)	64	(30)	753	(714)	779
Discontinued operations, net	(2)							(2)
Net income (loss)	217	1,059	(572)	64	(30)	753	(714)	777
Amounts attributable to noncontrolling interests	(46)	(545)		(25)				(616)
Net income (loss) attributable to Loews Corporation	$171	$514	$(572)	$39	$(30)	$753	$(714)	$161

Loews Corporation

Consolidating Statement of Operations Information

Nine Months Ended September 30, 2008	CNA Financial	Diamond Offshore	HighMount	Boardwalk Pipeline	Loews Hotels	Corporate and Other	Eliminations	Total
(In millions)

Revenues:

Insurance premiums	$5,386						$(1)	$5,385
Net investment income	1,449	$10		$2	$1	$69		1,531
Intercompany interest and dividends						1,053	(1,053)	-
Investment gains (losses)	(813)	1						(812)
Gain on issuance of subsidiary stock						2		2
Contract drilling revenues		2,589						2,589
Other	240	31	$590	639	291	18		1,809
Total	6,262	2,631	590	641	292	1,142	(1,054)	10,504

Expenses:

Insurance claims and policyholders’ benefits	4,380							4,380
Amortization of deferred acquisition costs	1,083							1,083
Contract drilling expenses		873					(1)	872
Other operating expenses	715	310	308	369	227	53		1,982
Interest	100	6	57	46	8	42		259
Total	6,278	1,189	365	415	235	95	(1)	8,576
Income (loss) before income tax	(16)	1,442	225	226	57	1,047	(1,053)	1,928
Income tax (expense) benefit	89	(462)	(83)	(61)	(21)	1		(537)
Income from continuing operations	73	980	142	165	36	1,048	(1,053)	1,391
Discontinued operations, net:
Results of operations	9					341		350
Gain on disposal						4,362		4,362
Net income	82	980	142	165	36	5,751	(1,053)	6,103
Amounts attributable to noncontrolling interests	(43)	(505)		(67)				(615)
Net income attributable to Loews Corporation	$39	$475	$142	$98	$36	$5,751	$(1,053)	$5,488

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

OVERVIEW

We are a holding company. Our subsidiaries are engaged in the following lines of business:

•	commercial property and casualty insurance (CNA Financial Corporation (“CNA”), a 90% owned subsidiary);

•	operation of offshore oil and gas drilling rigs (Diamond Offshore Drilling, Inc. (“Diamond Offshore”), a 50.4% owned subsidiary);

•	exploration, production and marketing of natural gas, natural gas liquids and, to a lesser extent, oil (HighMount Exploration & Production LLC (“HighMount”), a wholly owned subsidiary);

•	operation of interstate natural gas transmission pipeline systems including integrated storage facilities (Boardwalk Pipeline Partners, LP (“Boardwalk Pipeline”), a 72% owned subsidiary); and

•	operation of hotels (Loews Hotels Holding Corporation (“Loews Hotels”), a wholly owned subsidiary).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except per share data)

Net income (loss) attributable to Loews common stock:
Income (loss) from continuing operations	$469	$(144)	$163	$776
Discontinued operations, net (a)	(1)	7	(2)	4,501
Net income (loss) attributable to Loews common stock	468	(137)	161	5,277
Net income attributable to former Carolina Group stock - Discontinued operations, net (b)				211
Net income (loss) attributable to Loews Corporation	$468	$(137)	$161	$5,488

Net income (loss) per share:
Loews common stock:
Income (loss) from continuing operations	$1.08	$(0.33)	$0.37	$1.58
Discontinued operations, net (a)		0.02		9.14
Loews common stock	$1.08	$(0.31)	$0.37	$10.72
Former Carolina Group stock - Discontinued operations	$-	$-	$-	$1.95

(a)

Includes a tax-free non-cash gain of $4,287 million related to the separation of Lorillard, Inc. and an after tax gain of $75 million from the sale of Bulova Corporation for the nine months ended September 30, 2008.

(b)	The Carolina Group and the former Carolina Group stock were eliminated effective June 10, 2008 as part of the separation of Lorillard, Inc.

Income from continuing operations for the 2009 third quarter was $469 million, or $1.08 per share, compared to a loss of $144 million, or $0.33 per share, in the 2008 third quarter. Income from continuing operations for the nine months ended September 30, 2009 was $163 million, or $0.37 per share compared to $776 million, or $1.58 per share, in the prior year.

Book value per common share increased to $39.54 at September 30, 2009, as compared to $34.60 at June 30, 2009 and $30.18 at December 31, 2008. The increase during the third quarter of 2009 was primarily driven by a $1.7 billion (after tax and noncontrolling interests) improvement in the fair value of our insurance subsidiary’s fixed maturities investment portfolio reflecting a further narrowing of credit spreads which began in the second quarter.

Income from continuing operations in the third quarter of 2009 primarily reflects improved net investment income and significantly lower impairment losses at CNA compared to a loss from continuing operations in the prior year. Net investment income benefited from higher limited partnership results, partially offset by the impact of lower short-term interest rates. In addition, continued strong results at Diamond Offshore and higher investment income at the holding company contributed to the improved results. Results were lower at Boardwalk Pipeline due to remediation of pipeline anomalies, and at Loews Hotels due to impairment charges related to two properties.

Income from continuing operations includes net investment losses of $61 million (after tax and noncontrolling interests) in the third quarter of 2009 compared to net investment losses of $379 million in the comparable prior year period. Net investment losses in the third quarter of 2008 were primarily driven by other-than-temporary impairment losses recognized in CNA’s available-for-sale portfolio driven by credit related issues.

The decline in income from continuing operations in 2009 primarily reflects a non-cash impairment charge of $660 million (after tax) recorded in the first quarter of 2009, related to the carrying value of HighMount’s natural gas and oil properties, reflecting declines in natural gas prices. There were no comparable impairment charges in the prior year period. Excluding this impairment charge, results improved over the comparable period of the prior year due to the reasons discussed above, partially offset by increased impairment losses recorded in CNA’s investment portfolio.

Net investment losses were $549 million (after tax and noncontrolling interests) in the nine months ended September 30, 2009, compared to losses of $472 million in the comparable prior year period.

In June of 2008, we disposed of our entire ownership interest in Lorillard, Inc. through the redemption of Carolina Group stock in exchange for Lorillard common stock and an exchange of our remaining Lorillard common stock for Loews common stock. The Carolina Group and Carolina Group stock have been eliminated. We also sold Bulova Corporation in January 2008. Lorillard’s results of operations and the gain on disposal of Lorillard and Bulova have been classified as discontinued operations.

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

Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from estimates, which may have a material adverse impact on our results of operations or equity. See the Critical Accounting Estimates section and the Results of Operations by Business Segment – CNA Financial – Reserves – Estimates and Uncertainties section of our MD&A included under Item 7 of our Form 10-K for the year ended December 31, 2008 for further information. Effective April 1, 2009, we adopted updated accounting guidance, which amended the Other-than-temporary impairment (“OTTI”) loss model for fixed maturity securities. Please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Unless the context otherwise requires, references to net operating income (loss), net realized investment results, net income (loss) and net results reflect amounts attributable to Loews Corporation.

CNA Financial

Insurance operations are conducted by subsidiaries of CNA Financial Corporation (“CNA”). CNA is a 90% owned subsidiary.

CNA’s core property and casualty commercial insurance operations are reported in two business segments: Standard Lines and Specialty Lines. Standard Lines includes standard property and casualty coverages sold to small businesses and middle market entities and organizations in the U.S. primarily through an independent agency distribution system. Standard Lines also includes commercial insurance and risk management products sold to large corporations in the U.S. primarily through insurance brokers. Specialty Lines provides a broad array of professional, financial and specialty property and casualty products and services, including excess and surplus lines, primarily through insurance brokers and managing general underwriters. Specialty Lines also includes insurance coverages sold globally through CNA’s foreign operations (“CNA Global”). The non-core operations are managed in the Life & Group Non-Core segment and Other Insurance segment. Life & Group Non-Core primarily includes the results of the life and group lines of business sold or placed in run-off. Other Insurance primarily includes the results of certain property and casualty lines of business placed in run-off, including CNA Reinsurance Company Limited. This segment also includes the results related to the centralized adjusting and settlements of Asbestos and Environmental Pollution (“A&E”) claims.

Segment Results

The following discusses the results of continuing operations for CNA’s operating segments. CNA utilizes the net operating income financial measure to monitor its operations. Net operating income is calculated by excluding from net income (loss) the after tax and noncontrolling interest effects of (i) net realized investment gains or losses, (ii) income or loss from discontinued operations and (iii) any cumulative effects of changes in accounting guidance. In evaluating the results of CNA’s Standard Lines and Specialty Lines segments, CNA’s management utilizes the loss ratio, the expense ratio, the dividend ratio, and the combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders’ dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios.

Standard Lines

The following table summarizes the results of operations for Standard Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except %)

Net written premiums	$632	$723	$2,156	$2,342
Net earned premiums	702	762	2,083	2,313
Net investment income	243	136	615	499
Net operating income (loss)	101	(48)	287	149
Net realized investment losses	(40)	(103)	(245)	(148)
Net income (loss)	61	(151)	42	1

Ratios:
Loss and loss adjustment expense	74.0%	96.3%	72.4%	81.1%
Expense	37.7	34.4	35.3	31.3
Dividend	0.5	(1.4)	0.3	(0.2)
Combined	112.2%	129.3%	108.0%	112.2%

Three Months Ended September 30, 2009 Compared to 2008

Net written premiums for Standard Lines decreased $91 million for the three months ended September 30, 2009 as compared with the same period in 2008. Despite favorable new business in the current three month period, premiums written declined in both CNA’s Business Insurance and Commercial Insurance groups primarily due to general economic conditions. Current economic conditions have led to decreased insured exposures, particularly in the construction industry due to smaller payrolls and reduced project volume. This, along with competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased

$60 million for the three months ended September 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.

Standard Lines average rate was flat for the three months ended September 30, 2009, as compared to decreases of 5.0% for the three months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 80.0% and 81.0% were achieved for those policies that were available for renewal in each period.

Net results improved $212 million for the three months ended September 30, 2009 as compared with the same period in 2008, due to improved net operating results and lower net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating results improved $149 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily driven by lower catastrophe losses and higher net investment income. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results excluding catastrophes.

The combined ratio improved 17.1 points for the three months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 22.3 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $20 million, or 2.9 points of the loss ratio, for the three months ended September 30, 2009 as compared to $236 million, or 31.0 points of the loss ratio, for the same period in 2008.

CNA’s estimates for the current accident year partially rely on the actuarial trends and results for recent accident years. The trends observed during the third quarter of 2009 indicated higher than anticipated claim costs in recent accident years, primarily in small and middle markets workers’ compensation lines of business, resulting in an increase in the full year 2009 accident year non-catastrophe loss ratio in the third quarter of 2009. The trends observed during the third quarter of 2008 were generally favorable across several lines of business, which resulted in a decrease in the full year 2008 accident year non-catastrophe loss ratio in the third quarter of 2008.

The expense ratio increased 3.3 points for the three months ended September 30, 2009 as compared with the same period in 2008, primarily related to higher underwriting expenses, unfavorable changes in estimates for insurance-related assessments, and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.

The dividend ratio increased 1.9 points for the three months ended September 30, 2009 as compared with the same period in 2008. This increase was primarily due to favorable dividend reserve development recorded on workers’ compensation coverages in the third quarter of 2008.

Favorable net prior year development of $1 million was recorded for the three months ended September 30, 2009, reflecting $13 million of favorable claim and allocated claim adjustment expense reserve development and $12 million of unfavorable premium development. Favorable net prior year development of $1 million, reflecting $4 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of unfavorable premium development, was recorded for the three months ended September 30, 2008. Further information on Standard Lines net prior year development for the three months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2009 Compared to 2008

Net written premiums for Standard Lines decreased $186 million and net earned premiums decreased $230 million for the nine months ended September 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison as well as increased unfavorable premium development recorded in 2009.

Standard Lines rate on average decreased 1.0% for the nine months ended September 30, 2009, as compared to decreases of 5.0% for the nine months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 81.0% were achieved for those policies that were available for renewal in both periods.

Net income improved $41 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This increase was due to improved net operating income, partially offset by higher net realized investment losses.

Net operating income improved $138 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This improvement was due primarily to the same reasons discussed above in the three month comparison.

The combined ratio improved 4.2 points for the nine months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 8.7 points primarily due to decreased catastrophe losses, partially offset by the impact of higher current accident year non-catastrophe loss ratios. Catastrophe losses were $72 million, or 3.5 points of the loss ratio, for the nine months ended September 30, 2009 as compared to $334 million, or 14.5 points of the loss ratio, for the same period in 2008. The current accident year loss ratio, excluding catastrophe losses, was unfavorably impacted by large property losses in 2009 and the impact of higher loss ratios in the workers’ compensation line of business.

The expense ratio increased 4.0 points for the nine months ended September 30, 2009 as compared with the same period in 2008, primarily related to the reasons discussed above in the three month comparison.

Favorable net prior year development of $35 million was recorded for the nine months ended September 30, 2009, reflecting $123 million of favorable claim and allocated claim adjustment expense reserve development and $88 million of unfavorable premium development. Favorable net prior year development of $50 million, reflecting $54 million of favorable claim and allocated claim adjustment expense reserve development and $4 million of unfavorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Standard Lines net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Standard Lines.

	September 30, 2009	December 31, 2008
(In millions)

Gross Case Reserves	$5,933	$6,158
Gross IBNR Reserves	5,725	5,890
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$11,658	$12,048

Net Case Reserves	$4,765	$4,995
Net IBNR Reserves	4,853	4,875
Total Net Carried Claim and Claim Adjustment Expense Reserves	$9,618	$9,870

Specialty Lines

The following table summarizes the results of operations for Specialty Lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions, except %)

Net written premiums	$845	$875	$2,508	$2,583
Net earned premiums	859	882	2,505	2,614
Net investment income	187	121	483	408
Net operating income	144	130	406	372
Net realized investment losses	(23)	(66)	(150)	(88)
Net income	121	64	256	284

Ratios:
Loss and loss adjustment expense	62.1%	58.5%	62.0%	62.8%
Expense	29.6	29.0	29.4	27.8
Dividend	0.2	0.3	0.3	0.4
Combined	91.9%	87.8%	91.7%	91.0%

Three Months Ended September 30, 2009 Compared to 2008

Net written premiums for Specialty Lines decreased $30 million for the three months ended September 30, 2009 as compared with the same period in 2008. This decrease reflects lower net written premiums for CNA Global, partially offset by growth in U.S. Specialty lines. CNA Global written premiums were unfavorably impacted by current economic conditions and foreign exchange. Modest growth in U.S. Specialty written premiums was driven by strong rate increases in the financial institutions and directors and officers lines, partially offset by the impact of current economic conditions. The current economic conditions have led to decreased insured exposures in several lines, primarily the architects and engineers professional liability marketplace. This, along with the competitive market conditions, may continue to put ongoing pressure on premium and income levels and the expense ratio. Net earned premiums decreased $23 million for the three months ended September 30, 2009 as compared with the same period in 2008, consistent with the trend of lower net written premiums.

Specialty Lines average rate was flat for the three months ended September 30, 2009 as compared to decreases of 3.0% for the three months ended September 30, 2008 for the policies that renewed during those periods. Retention rates of 84.0% were achieved for those policies that were available for renewal in both periods.

Net income improved $57 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily due to lower net realized investment losses. See the Investments section of this MD&A for further discussion of the net realized investment results and net investment income.

Net operating income improved $14 million for the three months ended September 30, 2009 as compared with the same period in 2008. This improvement was primarily due to higher net investment income, partially offset by decreased favorable net prior year development and an unfavorable change in current accident year underwriting results.

The combined ratio increased 4.1 points for the three months ended September 30, 2009 as compared with the same period in 2008. The loss ratio increased 3.6 points primarily due to less favorable net prior year development as discussed below and higher current accident year loss ratios recorded in several lines of business.

The expense ratio increased 0.6 points for the three months ended September 30, 2009 as compared with the same period in 2008, primarily related to the lower net earned premium base.

Favorable net prior year development of $47 million, reflecting $47 million of favorable claim and allocated claim adjustment expense reserve development and no premium development, was recorded for the three months ended September 30, 2009. Favorable net prior year development of $70 million, reflecting $68 million of favorable claim and allocated claim adjustment expense reserve development and $2 million of favorable premium development, was recorded for the three months ended September 30, 2008. Further information on Specialty Lines net prior year development for the three months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2009 Compared to 2008

Net written premiums for Specialty Lines decreased $75 million and net earned premiums decreased $109 million for the nine months ended September 30, 2009 as compared with the same period in 2008, due primarily to the same reasons discussed above in the three month comparison.

Specialty Lines rate on average decreased 1.0% for the nine months ended September 30, 2009 as compared to decreases of 3.0% for the same period in 2008 for the policies that renewed during those periods. Retention rates of 85.0% and 84.0% were achieved for those policies that were available for renewal in each period.

Net income decreased $28 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This decrease was due to higher net realized investment losses, partially offset by improved net operating income.

Net operating income improved $34 million for the nine months ended September 30, 2009 as compared with the same period in 2008, primarily due to higher net investment income, increased favorable net prior year development and a $13 million favorable income tax adjustment related to CNA’s European operation. Partially offsetting these favorable items was an unfavorable change in current accident year underwriting results.

The combined ratio increased 0.7 points for the nine months ended September 30, 2009 as compared with the same period in 2008. The loss ratio improved 0.8 points due to increased favorable net prior year development as discussed below, partially offset by higher current accident year loss ratios recorded in several lines of business.

The expense ratio increased 1.6 points primarily due to increased underwriting expenses and the lower net earned premium base. Underwriting expenses increased primarily due to higher employee-related costs.

Favorable net prior year development of $131 million, reflecting $128 million of favorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2009. Favorable net prior year development of $70 million, reflecting $50 million of favorable claim and allocated claim adjustment expense reserve development and $20 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Specialty Lines net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Specialty Lines.

	September 30, 2009	December 31, 2008
(In millions)

Gross Case Reserves	$2,780	$2,719
Gross IBNR Reserves	5,838	5,563
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$8,618	$8,282

Net Case Reserves	$2,264	$2,149
Net IBNR Reserves	4,991	4,694
Total Net Carried Claim and Claim Adjustment Expense Reserves	$7,255	$6,843

Life & Group Non-Core

The following table summarizes the results of operations for Life & Group Non-Core.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Net earned premiums	$149	$154	$447	$460
Net investment income	169	135	496	376
Net operating income (loss)	46	(32)	3	(62)
Net realized investment gains (losses)	12	(175)	(91)	(188)
Net income (loss)	58	(207)	(88)	(250)

Three Months Ended September 30, 2009 Compared to 2008

Net earned premiums for Life & Group Non-Core decreased $5 million for the three months ended September 30, 2009 as compared with the same period in 2008. Net earned premiums relate primarily to the group and individual long term care businesses.

Net results improved $265 million for the three months ended September 30, 2009 as compared with the same period in 2008. The increase in net income was primarily due to improved net realized investment results and a settlement reached with Willis Limited that resolved litigation related to the placement of personal accident reinsurance. Under the settlement agreement, Willis Limited agreed to pay CNA a total of $130 million, which resulted in an after tax and noncontrolling interest gain of $55 million, net of reinsurance. Also impacting net income was favorable performance on CNA’s remaining pension deposit business. Certain of the separate account investment contracts related to CNA’s pension deposit business guarantee principal and an annual minimum rate of interest, for which CNA had previously recorded an additional pretax liability in Policyholders’ funds. Based on the increase in value of the investments supporting this business, CNA decreased this pretax liability by $18 million during the third quarter of 2009. During the third quarter of 2008 CNA increased this liability by $24 million. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. Partially offsetting these favorable items were unfavorable results in CNA’s long term care business.

Nine Months Ended September 30, 2009 Compared to 2008

Net earned premiums for Life & Group Non-Core decreased $13 million for the nine months ended September 30, 2009 as compared with the same period in 2008.

Net loss decreased $162 million for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease in net loss was due to improved net realized investment results, the favorable Willis Limited settlement discussed above and favorable performance on CNA’s remaining pension deposit business. For the nine months ended September 30, 2009, the pretax liability related to principal and interest guarantees, as discussed above, was decreased by $36 million as compared with a $34 million increase for the nine months ended September 30, 2008. These favorable impacts were partially offset by a $25 million after tax and noncontrolling interest legal accrual recorded in the second quarter of 2009 related to a previously held limited partnership investment and unfavorable results in CNA’s long term care business. The limited partnership investment supported the indexed group annuity portion of CNA’s pension deposit business, which CNA exited during 2008.

Net investment income for the nine months ended September 30, 2008 included trading portfolio losses of $103 million, which were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio. This trading portfolio supported the indexed group annuity portion of CNA’s pension deposit business which was exited during 2008. That business had a net loss of $9 million for the nine months ended September  30, 2008.

Other Insurance

The following table summarizes the results of operations for the Other Insurance segment, including A&E and intrasegment eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Net investment income	$61	$47	$161	$166
Net operating income	13	26	26	44
Net realized investment losses	(10)	(35)	(63)	(49)
Net income (loss)	3	(9)	(37)	(5)

Three Months Ended September 30, 2009 Compared to 2008

Net results increased $12 million for the three months ended September 30, 2009 as compared with the same period in 2008 due primarily to lower net realized investment losses and higher net investment income. See the Investments section of this MD&A for further discussion of net investment income and net realized investment results. In the third quarter of 2008, net results were favorably impacted by a release from the allowance for uncollectible reinsurance receivables of $24 million after tax and noncontrolling interest arising from a change in estimate.

Unfavorable net prior year development of $1 million, reflecting $1 million of unfavorable claim and allocated claim adjustment expense reserve development and no premium development, was recorded for the three months ended September 30, 2009. Unfavorable net prior year development of $11 million, reflecting $14 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the three months ended September 30, 2008. Further information on Other Insurance net prior year development for the three months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Nine Months Ended September 30, 2009 Compared to 2008

Net loss increased $32 million for the nine months ended September 30, 2009 as compared with the same period in 2008. This increase was primarily due to the release in allowance for uncollectible reinsurance receivables in 2008 and higher net realized investment losses in 2009.

Unfavorable net prior year development of $3 million, reflecting $6 million of unfavorable claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2009. Unfavorable net prior year development of $27 million, reflecting $30 million of unfavorable net prior year claim and allocated claim adjustment expense reserve development and $3 million of favorable premium development, was recorded for the nine months ended September 30, 2008. Further information on Other Insurance net prior year development for the nine months ended September 30, 2009 and 2008 is included in Note 8 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

The following table summarizes the gross and net carried reserves for Other Insurance.

	September 30, 2009	December 31, 2008
(In millions)

Gross Case Reserves	$1,596	$1,823
Gross IBNR Reserves	2,168	2,578
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$3,764	$4,401

Net Case Reserves	$1,000	$1,126
Net IBNR Reserves	1,408	1,561
Total Net Carried Claim and Claim Adjustment Expense Reserves	$2,408	$2,687

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

CNA categorizes active asbestos accounts as large or small accounts. CNA defines a large account as an active account with more than $100,000 of cumulative paid losses. CNA has made resolving large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 79.6% and 81.0% of CNA’s total active asbestos accounts are classified as small accounts at September 30, 2009 and December 31, 2008.

CNA also evaluates its asbestos liabilities arising from its assumed reinsurance business and its participation in various pools, including Excess & Casualty Reinsurance Association (“ECRA”).

CNA carries unassigned IBNR reserves for asbestos. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending asbestos accounts and associated reserves:

September 30, 2009	Number of Policyholders	Net Paid Losses	Net Asbestos Reserves	Percent of Asbestos Net Reserves
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	18	$18	$136	12.5%
Wellington	3	1	14	1.3
Coverage in place	38	12	96	8.8
Total with settlement agreements	59	31	246	22.6

Other policyholders with active accounts
Large asbestos accounts	256	59	191	17.5
Small asbestos accounts	997	13	82	7.5
Total other policyholders	1,253	72	273	25.0

Assumed reinsurance and pools		8	107	9.8
Unassigned IBNR			465	42.6
Total	1,312	$111	$1,091	100.0%

December 31, 2008

Policyholders with settlement agreements
Structured settlements	18	$17	$133	11.1%
Wellington	3	1	11	0.9
Coverage in place	36	16	94	7.8
Total with settlement agreements	57	34	238	19.8

Other policyholders with active accounts
Large asbestos accounts	236	62	234	19.4
Small asbestos accounts	1,009	32	91	7.6
Total other policyholders	1,245	94	325	27.0

Assumed reinsurance and pools		19	114	9.5
Unassigned IBNR			525	43.7
Total	1,302	$147	$1,202	100.0%

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

CNA categorizes active accounts as large or small accounts in the pollution area. CNA defines a large account as an active account with more than $100,000 cumulative paid losses. CNA has made closing large accounts a significant management priority. Small accounts are defined as active accounts with $100,000 or less of cumulative paid losses. Approximately 73.8% and 73.4% of CNA’s total active pollution accounts are classified as small accounts as of September 30, 2009 and December 31, 2008.

CNA also evaluates its environmental pollution exposures arising from its assumed reinsurance and its participation in various pools, including ECRA.

CNA carries unassigned IBNR reserves for environmental pollution. These reserves relate to potential development on accounts that have not settled and potential future claims from unidentified policyholders.

The tables below depict CNA’s overall pending environmental pollution accounts and associated reserves:

September 30, 2009	Number of Policyholders	Net Paid Losses	Net Environmental Pollution Reserves	Percent of Environmental Pollution Net Reserve
(In millions of dollars)

Policyholders with settlement agreements
Structured settlements	14	$9	$9	4.0%
Coverage in place	16	1	12	5.3
Total with settlement agreements	30	10	21	9.3

Other policyholders with active accounts
Large pollution accounts	119	14	39	17.3
Small pollution accounts	335	11	44	19.5
Total other policyholders	454	25	83	36.8

Assumed reinsurance and pools		1	27	11.9
Unassigned IBNR			95	42.0
Total	484	$36	$226	100.0%

December 31, 2008

Policyholders with settlement agreements
Structured settlements	16	$5	$9	3.4%
Coverage in place	16	3	13	5.0
Total with settlement agreements	32	8	22	8.4

Other policyholders with active accounts
Large pollution accounts	116	40	48	18.3
Small pollution accounts	320	11	41	15.7
Total other policyholders	436	51	89	34.0

Assumed reinsurance and pools		4	27	10.3
Unassigned IBNR			124	47.3
Total	468	$63	$262	100.0%

Diamond Offshore

Diamond Offshore Drilling, Inc. and subsidiaries (“Diamond Offshore”). Diamond Offshore is a 50.4% owned subsidiary.

The global economic recession continued to weigh on energy demand in the third quarter of 2009. Crude oil prices averaged around $70 per barrel during the period, but remained volatile. Against this background, demand and pricing for all but the highest specification equipment has remained weak compared with the same period in 2008, with some customers actively seeking to sublease out time to other operators on rigs they have under contract. In effect, offering to sublease rigs creates additional supply against which Diamond Offshore must compete. The decline in drilling activity is expected to be further exacerbated by the influx of newbuild rigs over the next several years, particularly in regard to jack-up units. Diamond Offshore expects its extensive contract backlog to help mitigate the impact of the current market conditions at least through the end of 2009 and into 2010; however, Diamond Offshore has experienced negative effects of the current market such as customer credit problems, customers attempting to renegotiate or terminate contracts, one customer seeking bankruptcy protection, a further slowing in the pace of new contracting activity, declines in dayrates for new contracts, declines in utilization and the stacking of idle equipment.

In June of 2009, Diamond Offshore purchased a newbuild, semisubmersible offshore drilling rig, formerly known as PetroRig I, from Jurong Shipyard Pte Ltd. The purchase price for the dynamically positioned rig, which has been renamed Ocean Courage, was $460 million exclusive of final commissioning and initial mobilization costs, drillstring and other necessary capital spares. The rig, which is currently mobilizing from Singapore, is initially scheduled to work in the U.S. Gulf of Mexico with commencement of activity expected in early 2010. Additionally, in September of 2009, Diamond Offshore purchased another newbuild rig, which Diamond Offshore has named the Ocean Valor. The dynamically positioned, high specification unit is undergoing final commissioning, and Diamond Offshore believes there are multiple opportunities to employ the rig on future deepwater projects.

Diamond Offshore currently expects to spend approximately 235 rig days during the remainder of 2009 for 5-year and intermediate surveys, the mobilization of rigs, contractually required modifications for international contracts and extended maintenance projects. Diamond Offshore can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, planned rig mobilizations and other shipyard projects.

Contract Drilling Backlog

The following table reflects Diamond Offshore’s contract drilling backlog as of October 22, 2009 and February 5, 2009 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2008). Contract drilling backlog is calculated by multiplying the contracted operating dayrate by the firm contract period and adding one half of any potential rig performance bonuses. Diamond Offshore’s calculation also assumes full utilization of its drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 95-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including, but not limited to, weather conditions and unscheduled repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in Diamond Offshore’s contract drilling backlog between periods are a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts.

	October 22, 2009 (a)	February 5, 2009
(In millions)

High specification floaters	$4,450	$4,346
Intermediate semisubmersible rigs	4,061	5,567
Jack-ups	249	346
Total	$8,760	$10,259

(a)

Contract drilling backlog as of October 22, 2009 included an aggregate $124 million in contract drilling revenue related to future work for one of Diamond Offshore’s high specification floaters for which a definitive agreement has not yet been executed.

The following table reflects the amount of Diamond Offshore’s contract drilling backlog by year as of October 22, 2009.

Year Ended December 31	Total	2009 (a)	2010	2011	2012 - 2016
(In millions)

High specification floaters (b)	$4,450	$380	$1,522	$1,182	$1,366
Intermediate semisubmersible rigs	4,061	396	1,325	893	1,447
Jack-ups	249	85	136	28
Total	$8,760	$861	$2,983	$2,103	$2,813

(a)	Represents a three month period beginning October 1, 2009.
(b)	Contract drilling backlog includes $119 million and $5 million in contract drilling revenue related to future work in 2010 and 2011 for which a definitive agreement has not yet been executed.

The following table reflects the percentage of rig days committed by year as of October 22, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in Diamond Offshore’s fleet to total available days (number of rigs multiplied by the number of days in a particular year). Total available days have been calculated based on the expected final commissioning date for the Ocean Valor.

Year Ended December 31	2009 (a) (b)	2010 (b)	2011	2012 - 2016

High specification floaters	91.0%	82.0%	54.0%	13.0%
Intermediate semisubmersible rigs	87.0	70.0	48.0	15.0
Jack-ups	60.0	24.0	4.0

(a)	Represents a three month period beginning October 1, 2009.
(b)	Includes approximately 274 and 517 scheduled shipyard, survey and mobilization days for 2009 and 2010.

Results of Operations

The following table summarizes the results of operations for Diamond Offshore for the three and nine months ended September 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Contract drilling	$885	$882	$2,664	$2,589
Net investment income	2	3	4	10
Investment gains		1	1	1
Other revenue	32	(17)	94	31
Total	919	869	2,763	2,631
Expenses:
Contract drilling	307	315	907	873
Other operating	123	104	383	310
Interest	15	3	27	6
Total	445	422	1,317	1,189
Income before income tax	474	447	1,446	1,442
Income tax expense	(124)	(147)	(387)	(462)
Net income	350	300	1,059	980
Amounts attributable to noncontrolling interests	(180)	(155)	(545)	(505)
Net income attributable to Loews Corporation	$170	$145	$514	$475

Revenues increased $50 million and $132 million, or 5.8% and 5.0%, and net income increased $25 million and $39 million, or 17.2% and 8.2%, in the three and nine months ended September 30, 2009, as compared to the corresponding periods of the prior year. During the nine months ended September 30, 2009, Diamond Offshore’s contracted revenue backlog partially mitigated the impact of the global economic recession on its industry. However, Diamond Offshore’s operating results also reflect the negative impact of ready stacking the Ocean Star, Ocean Bounty, and Ocean Scepter and the cold stacking of three mat-supported jack-up rigs in the U.S. Gulf of Mexico. In addition, the international jack-up market, which had been strong throughout the majority of 2008, also reflected softening demand and reduced dayrates during the first nine months of 2009.

Revenues from high specification floaters and intermediate semisubmersible rigs increased $29 million and $85 million in the three and nine months ended September 30, 2009, as compared to the corresponding periods of the prior year. Revenues increased in the third quarter of 2009, primarily due to increased dayrates of $31 million, partially offset by decreased utilization of $4 million. Revenues increased in the nine months ended September 30, 2009, primarily due to increased dayrates of $196 million, partially offset by decreased utilization of $109 million.

Revenues from jack-up rigs decreased $25 million and $9 million in the three and nine months ended September 30, 2009, as compared to the corresponding periods of the prior year, due primarily to decreased utilization of $26 million and $32 million, partially offset by increased dayrates of $18 million for the nine months ended September 30, 2009.

Net income increased in the three and nine months ended September 30, 2009 as compared to the corresponding periods of the prior year, primarily due to the changes in revenues as noted above. Operating costs are inclusive of normal operating costs for the recently upgraded Ocean Monarch and Diamond Offshore’s new jack-ups Ocean Shield and Ocean Scepter, as well as contract preparation, partially offset by lower operating costs resulting from the decline in utilization and overall lower survey and related costs compared to the prior period. Depreciation expense increased $14 million and $45 million during the three and nine months ended September 30, 2009 due to a higher depreciable asset base. Interest expense increased in the three and nine months ended September 30, 2009, by $12 million and $21 million, due to the additional expense related to the issuance of 5.9% senior notes in May of 2009 and the reduction of capitalized interest resulting from completion of construction projects.

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

During the last twelve months, natural gas prices have decreased significantly due largely to increased onshore natural gas production, plentiful levels of working gas in storage and reduced commercial demand. The increase in onshore natural gas production is due largely to increased production from “unconventional” sources of natural gas such as shale gas, coalbed methane and tight sandstones, made possible in recent years by modern technology in creating extensive artificial fractures around well bores and advances in horizontal drilling technology. Other key factors contributing to the softness of natural gas prices likely included a lower level of industrial demand for natural gas as a result of the ongoing economic downturn. In light of these developments, HighMount elected to substantially reduce its 2009 drilling activity earlier in the year and curtail production during the third quarter. Reduced drilling activity and well curtailments negatively impact production volumes. However, as a result of reductions in current costs to drill wells, HighMount has initiated a limited drilling program.

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

As part of the acquisition of exploration and production assets from Dominion Resources, Inc. in July of 2007, HighMount assumed an obligation to deliver specified quantities of natural gas under previously existing Volumetric Production Payment (“VPP”) agreements, which expired in February of 2009. Natural gas sales and production costs related to the VPP agreements were not recognized in HighMount’s results. Upon expiration of the VPP agreements, HighMount recognized additional gas sales volume of 2.3 Bcf and 5.7 Bcf and the related production costs during the three and nine months ended September 30, 2009.

Presented below are production and sales statistics related to HighMount’s operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Gas production (Bcf)	18.8	19.7	58.8	59.3
Gas sales (Bcf)	17.4	18.1	54.1	54.5
Oil production/sales (Mbbls)	81.5	86.6	291.4	259.8
NGL production/sales (Mbbls)	762.3	805.9	2,574.6	2,656.4
Equivalent production (Bcfe)	23.8	25.1	76.0	76.8
Equivalent sales (Bcfe)	22.5	23.4	71.3	72.0

Average realized prices, without hedging results:
Gas (per Mcf)	$3.19	$9.46	$3.55	$9.06
NGL (per Bbl)	29.34	63.86	24.50	60.06
Oil (per Bbl)	63.51	114.38	51.41	109.00
Equivalent (per Mcfe)	3.69	9.92	3.79	9.47

Average realized prices, with hedging results:
Gas (per Mcf)	$6.72	$7.85	$6.93	$7.73
NGL (per Bbl)	27.32	56.41	27.62	49.53
Oil (per Bbl)	63.51	114.38	51.41	109.00
Equivalent (per Mcfe)	6.37	8.42	6.47	8.07

Average cost per Mcfe:
Production expenses	$1.04	$1.20	$1.12	$1.03
Production and ad valorem taxes	0.36	0.81	0.40	0.76
General and administrative expenses	0.49	0.61	0.57	0.67
Depletion expense	0.84	1.65	1.03	1.56

Results of Operations

The following table summarizes the results of operations for HighMount for the three and nine months ended September 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$144	$200	$466	$590
Total	144	200	466	590

Expenses:
Impairment of natural gas and oil properties			1,036
Operating	57	106	264	308
Interest	21	20	60	57
Total	78	126	1,360	365

Income (loss) before income tax	66	74	(894)	225
Income tax (expense) benefit	(26)	(27)	322	(83)
Net income (loss) attributable to Loews Corporation	$40	$47	$(572)	$142

Three Months Ended September 30, 2009 Compared to 2008

HighMount’s revenues decreased by $56 million in the third quarter of 2009, compared to the third quarter of 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $140 million, partially offset by an increase of $95 million due to the effect of HighMount’s hedging activities. HighMount has hedges in place that cover approximately 67% and 54% of HighMount’s total estimated remaining 2009 and 2010 natural gas equivalent production at a weighted average price of $7.18 and $6.51 per Mcfe. HighMount sales volumes were 22.5 Bcfe in the third quarter of 2009 compared to 23.4 Bcfe in the third quarter of 2008. This decrease is due to the reduction in HighMount’s drilling activity beginning in late 2008 and production curtailments during the third quarter of 2009, partially offset by the absence of the VPP agreements in 2009.

Operating expenses primarily consist of production expenses, production and ad valorem taxes, general and administrative costs and DD&A. Operating expenses decreased by $49 million to $57 million for the third quarter of 2009, compared to $106 million for the third quarter of 2008.

Production expenses totaled $24 million during the third quarter of 2009, compared to $28 million in the third quarter of 2008. The decrease in production expenses of $4 million was primarily due to a lower cost environment, offset partially by the absence of the VPP agreements in 2009. Production expenses on a per unit basis were $1.04 in the third quarter of 2009 compared to $1.20 in 2008 due to lower costs and lower sales volumes. Production and ad valorem taxes were $8 million and $19 million for the three months ended September 30, 2009 and 2008. The decrease of $11 million was due primarily to decreased sales volumes and lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.36 per Mcfe in the third quarter of 2009 as compared to $0.81 per Mcfe in 2008. General and administrative expenses declined to $11 million during the third quarter of 2009, compared to $14 million during 2008 primarily due to a decrease in compensation related expenses.

DD&A expenses in the third quarter of 2009 declined to $25 million from $45 million in 2008. DD&A expenses included depletion of natural gas and NGL properties of $20 million and $41 million for the three months ended September 30, 2009 and 2008. HighMount’s depletion rate per Mcfe decreased by $0.81 per Mcfe to $0.84 per Mcfe in 2009, compared to $1.65 per Mcfe in 2008 primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

Nine Months Ended September 30, 2009 Compared to 2008

HighMount’s revenues decreased by $124 million in the nine months ended September 30, 2009, compared to same period of 2008. This decrease was primarily due to lower commodity prices which decreased revenues by $405 million, partially offset by an increase of $291 million due to the effect of HighMount’s hedging activities. HighMount sales volumes were 71.3 Bcfe in the first nine months of 2009 compared to 72.0 Bcfe during the same period of 2008. This decrease reflects the reduction in HighMount’s drilling activity beginning in late 2008 and production curtailments during the third quarter of 2009, offset by the expiration of the VPP agreements in 2009.

In the first quarter of 2009, HighMount recorded a non-cash ceiling test impairment charge of $1,036 million ($660 million after tax) related to the carrying value of its natural gas and oil properties. The write-down was the result of declines in commodity prices. Had the effects of HighMount’s cash flow hedges not been considered in calculating the ceiling limitation, the impairment would have been $1,230 million ($784 million after tax). If natural gas prices decline from their current levels, a future ceiling test impairment is possible.

Operating expenses decreased by $44 million to $264 million in the first nine months of 2009, compared to $308 million in the first nine months of 2008. In the first quarter of 2009, HighMount elected to terminate contracts for five drilling rigs at its Permian Basin properties in the Sonora, Texas area and reduce its 2009 drilling activity which has reduced production volumes. The estimated fee payable to the rig contractor for exercising this early termination right of $23 million was charged to Operating expenses. Operating expenses in the first quarter of 2009 also included a $9 million impairment charge related to a decline in the market value of tubular goods inventory.

Production expenses totaled $80 million during the first nine months of 2009, compared to $74 million in 2008. The increase in production expense of $6 million was primarily due to the additional costs recognized as a result of the expiration of the VPP agreements in February of 2009. Production expenses on a per unit basis were $1.12 in the first nine months of 2009 compared to $1.03 in 2008. Production and ad valorem taxes were $29 million and $55 million for the nine months ended September 30, 2009 and 2008. The decrease of $26 million was due primarily to decreased production taxes as a result of lower natural gas and NGL prices during 2009. Production and ad valorem taxes were $0.40 per Mcfe in the first nine months of 2009 as compared to $0.76 per Mcfe in 2008. General and administrative expenses declined to $41 million during the first nine months of 2009, compared to $48 million during 2008 primarily due to a decrease in compensation related expenses.

DD&A expenses declined to $94 million from $131 million for the first nine months of 2008. DD&A expenses included depletion of natural gas and NGL properties of $78 million and $120 million for the nine months ended September 30, 2009 and 2008. HighMount’s depletion rate per Mcfe decreased by $0.53 per Mcfe to $1.03 per Mcfe in 2009, compared to $1.56 per Mcfe in 2008 primarily due to impairments of natural gas and oil properties recorded in December of 2008 and March of 2009, as well as lower projected future development costs.

Boardwalk Pipeline

Boardwalk Pipeline Partners, LP and subsidiaries (“Boardwalk Pipeline”). Boardwalk Pipeline is a 72% owned subsidiary.

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

During the first quarter of 2009, Boardwalk Pipeline placed in service the remaining pipeline assets and the initial compression assets associated with its major pipeline expansion projects. Each of these projects is now transporting natural gas at normal operating pressures. Additional compression facilities will be constructed in 2010 on the Gulf Crossing Pipeline and the Fayetteville and Greenville Laterals to increase the peak-day delivery capacities of those projects.

As previously reported, Boardwalk Pipeline is seeking authority from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) to operate the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and the

Fayetteville Lateral under special permits that would allow each pipeline to operate at higher than normal operating pressures (up to 0.80 of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to normal operating pressure of up to 0.72 SMYS), thereby increasing each pipeline’s maximum peak-day transmission capacity. PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures. For those expansion pipelines for which Boardwalk Pipeline is seeking special permits, firm transportation contracts have been entered into with shippers which would utilize the maximum capacity available from operating at higher than normal operating pressures. The Greenville Lateral was constructed to operate at normal operating pressures and Boardwalk Pipeline is not seeking the authority to operate that pipeline at higher than normal operating pressures under a special permit.

While completing the requirements to operate at higher than normal operating pressures, Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the expansion projects. Accordingly, operating pressures on each pipeline were reduced below normal operating pressures as Boardwalk Pipeline performed additional testing procedures, remediated the anomalies and sought authority from PHMSA to increase operating pressures, first to normal operating pressures and for those expansion pipelines for which Boardwalk Pipeline is seeking special permits, subsequently to higher than normal operating pressures under the special permits. Boardwalk Pipeline has also shut down pipeline segments for periods of time to remediate anomalies. Boardwalk Pipeline entered into an agreement with PHMSA during the second quarter of 2009, which modified each of the special permits and defined the testing protocol and remediation efforts that Boardwalk Pipeline needs to complete in order to return to normal operating pressures, and for those expansion pipelines for which Boardwalk Pipeline is seeking special permits, to operate at higher than normal operating pressures. The testing protocol and remediation efforts include replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples.

The pressure reductions and shutdowns that were undertaken to remediate anomalies on the expansion pipeline projects have reduced throughput and adversely affected transportation revenues, net income and cash flows. At the same time, operating costs and expenses, particularly depreciation and property taxes, have increased due to costs associated with the expansion project pipelines being placed into service.

With respect to each of the expansion pipelines, until Boardwalk Pipeline has remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to higher than normal levels under special permits for those expansion pipelines for which Boardwalk Pipeline is seeking special permits, Boardwalk Pipeline will not be able to operate that pipeline at its anticipated peak-day transmission capacity, which could have a material adverse affect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows, including its ability to make distributions to unitholders. See Item 1A, Risk Factors – A portion of the expected maximum daily capacity of Boardwalk Pipeline’s pipeline expansion projects is contingent on receiving and maintaining authority from PHMSA to operate at higher than normal operating pressures.

Set forth below is information with respect to the operating pressures and expected transportation revenue based on the projected reservation charges under firm contracts for each of the four pipeline expansion projects.

East Texas Pipeline. Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time the requisite anomaly remediation was completed. Effective July 27, 2009, Boardwalk Pipeline received authority from PHMSA to operate the East Texas pipeline at normal operating pressures. At this level of capacity, Boardwalk Pipeline is able to meet its current contractual obligations of 1.4 billion cubic feet (Bcf) per day. In October of 2009, Boardwalk Pipeline requested that PHMSA grant it the authority to operate at higher than normal operating pressures under a special permit.

Southeast Expansion. Portions of this pipeline were shut down for periods of time in May and July of 2009, during which time the requisite anomaly remediation was completed. Effective July 27, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Southeast Expansion pipeline at normal operating pressures. At this level of capacity, Boardwalk Pipeline is able to meet its current contractual obligations of 1.7 Bcf per day. In October of 2009, Boardwalk Pipeline requested that PHMSA grant it the authority to operate at higher than normal operating pressures under a special permit.

Gulf Crossing Project. The Gulf Crossing Project was shut down the entire month of June of 2009, during which time the requisite anomaly remediation was completed. Effective July 1, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Gulf Crossing Project at normal operating pressures. At this level of capacity, Boardwalk Pipeline is able to meet its current contractual obligations of 1.3 Bcf per day. In October of 2009, Boardwalk Pipeline requested that PHMSA grant it the authority to operate at higher than normal operating pressures under the special permit. Boardwalk Pipeline expects to increase the peak-day transmission capacity of this pipeline to approximately 1.7

Bcf per day, assuming Boardwalk Pipeline receives authority to operate under a special permit, by adding compression in 2010, which has been approved by the Federal Energy Regulatory Commission (“FERC”).

Fayetteville and Greenville Laterals. During the third quarter of 2009, initial testing of the Fayetteville and Greenville Laterals was completed and it was determined that approximately 1.0% of the pipeline joints contained anomalies. In September and October of 2009, portions of the Fayetteville and Greenville Laterals were shut down in order to remediate anomalies. Effective October 8, 2009, Boardwalk Pipeline received authority from PHMSA to operate the Fayetteville and Greenville Laterals at normal operating pressures, which has enabled Boardwalk Pipeline to meet its current contractual obligations of approximately 0.8 Bcf per day for the Fayetteville Lateral and 0.4 Bcf per day for the Greenville Lateral. Boardwalk Pipeline has recently started the testing protocol required by PHMSA for these pipelines. Once that testing has been completed and the results known, Boardwalk Pipeline expects to request from PHMSA the authority to operate the Fayetteville Lateral at higher than normal operating pressures under a special permit. In addition, Boardwalk Pipeline plans to add compression in 2010 that will increase peak-day delivery capacities to approximately 1.0 Bcf per day on the Greenville Lateral, and assuming that the authority is received to operate the Fayetteville Lateral at higher than normal operating pressures, increase peak-day delivery capacities to approximately 1.3 Bcf per day on the Fayetteville Lateral. The compression for the Fayetteville and Greenville Laterals has been approved by FERC.

The expansion pipelines are operating at normal operating pressures and Boardwalk Pipeline is meeting its current contractual obligations for those projects. However, if the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral are not permitted to operate at higher than normal operating pressures, transportation revenues would not grow to the extent expected, beginning in 2010, as the volume commitments under Boardwalk Pipeline’s existing firm contracts increase. Absent authority to operate at higher than normal pressures, Boardwalk Pipeline could also incur additional costs for system upgrades on those projects to increase capacity to meet contracted volume commitments.

In addition to the projects previously described, Boardwalk Pipeline is continuing with efforts to expand the system in the Haynesville production area in Louisiana. This expansion, which Boardwalk Pipeline anticipates will be in service in late 2010, consists of adding compression at an expected cost of approximately $185 million, subject to FERC approval. Customers have contracted for approximately 0.4 Bcf per day of capacity on this project which will be delivered at normal operating pressures. If Boardwalk Pipeline is granted the authority by PHMSA to operate at higher than normal operating pressures on the East Texas Pipeline, then an additional 150 million cubic feet per day of capacity would be available for the Haynesville Project.

Boardwalk Pipeline has completed Phase III of the western Kentucky storage expansion project, which consisted of developing approximately 8.3 Bcf of new storage working gas capacity. Approximately 5.4 Bcf of capacity was placed into service in 2008 and the remaining capacity was placed into service on October 1, 2009. Boardwalk Pipeline expects this project to cost approximately $75 million. Boardwalk Pipeline has spent approximately $65 million as of September 30, 2009.

Results of Operations

The following table summarizes the results of operations for Boardwalk Pipeline for the three and nine months ended September 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included under Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$206	$221	$631	$639
Net investment income		1		2
Total	206	222	631	641
Expenses:
Operating	155	140	451	369
Interest	35	9	95	46
Total	190	149	546	415
Income before income tax	16	73	85	226
Income tax expense	(1)	(20)	(21)	(61)
Net income	15	53	64	165
Amounts attributable to noncontrolling interests	(6)	(22)	(25)	(67)
Net income attributable to Loews Corporation	$9	$31	$39	$98

Three Months Ended September 30, 2009 Compared to 2008

Total revenues decreased $16 million to $206 million for the third quarter of 2009, compared to $222 million for the 2008 period primarily due to a $21 million decrease in fuel revenues due to unfavorable natural gas prices. Revenues in the third quarter of 2008 were favorably impacted by gains of $36 million related to the sale of gas from Boardwalk Pipeline’s western Kentucky storage expansion project and the disposition of coal reserves. Partially offsetting these decreases was a $28 million increase in gas transportation revenues, excluding fuel, due primarily to Boardwalk Pipeline’s expansion projects and an increase in PAL revenues of $7 million due to favorable summer to summer natural gas price spreads and increased parking opportunities.

Operating expenses increased $15 million to $155 million for the third quarter of 2009. This increase was primarily driven by a $28 million increase in depreciation and property taxes due to a larger asset base from the expansion projects. There was a $4 million increase in administrative and general expense primarily due to increases in employee benefits as a result of reductions in trust assets for the pension and post-retirement benefit plans driven by investment losses and increases in unit-based compensation from an increase in the price of Boardwalk Pipeline’s common units and $2 million of pipeline investigation and retirement costs related to the East Texas Pipeline. These increases were partially offset by a decrease in fuel and gas transportation expenses of $21 million primarily as a result of lower natural gas prices. The 2008 period included $6 million of losses from the mark-to-market effect of derivatives associated with the purchase of line pack for the expansion projects. Interest expense increased $26 million in the third quarter of 2009 to $35 million due to higher debt levels in the third quarter of 2009 and lower capitalized interest associated with Boardwalk Pipeline’s expansion projects.

Net income decreased $22 million to $9 million in the third quarter of 2009, compared to $31 million in the third quarter of 2008 due to increased expenses, mainly as a result of increased depreciation and property taxes due to a larger asset base from the expansion projects and decreased revenues. The revenues from the pipeline expansion projects were approximately $47 million lower than expected as a result of operating the expansion pipelines at reduced operating pressures, with portions of the expansion pipelines being shut down for periods of time during the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to 2008

Total revenues decreased $10 million to $631 million for the nine months ended September 30, 2009, compared to $641 million for the 2008 period primarily due to a $53 million decrease in fuel revenues due to unfavorable natural gas prices, partially offset by higher retained volumes. Revenues in the first nine months of 2008 were favorably impacted by gains of $62 million related to the sale of gas from Boardwalk Pipeline’s western Kentucky storage expansion project, the disposition of coal reserves and a contract settlement. Partially offsetting these decreases was an $87 million increase in gas transportation revenues, excluding fuel, due primarily to Boardwalk Pipeline’s expansion projects. PAL revenues increased $13 million as a result of favorable natural gas price spreads and gas storage revenues increased $4 million related to an increase in storage capacity associated with the western Kentucky storage expansion project.

Operating expenses increased $82 million to $451 million for the nine months ended September 30, 2009. This increase was driven by an $85 million increase in depreciation and property taxes due to a larger asset base from the expansion projects, an $11 million increase in operations and maintenance expense due to major maintenance projects and expansion project operations and $6 million of pipeline investigation and retirement costs related to the East Texas Pipeline. There was an $11 million increase in administrative and general expense due to higher outside service costs, unit-based compensation from an increase in the price of Boardwalk Pipeline’s common units and employee benefits as a result of reductions in trust assets for the pension and post-retirement benefit plans driven by investment losses. These increases were partially offset by a decrease in fuel and gas transportation expenses of $42 million primarily as a result of lower natural gas prices. Interest expense increased $49 million in the third quarter of 2009 to $95 million due to higher debt levels in 2009 and lower capitalized interest associated with Boardwalk Pipeline’s expansion projects.

Net income decreased $59 million to $39 million for the nine months ended September 30, 2009, compared to $98 million for the 2008 period due to increased expenses, mainly as a result of increased depreciation and property taxes due to a larger asset base from the expansion projects and decreased revenues. The revenues from the pipeline expansion projects were approximately $117 million lower than expected as a result of operating the pipelines at reduced operating pressures, with portions of the expansion pipelines being shut down for periods of time during 2009.

Loews Hotels

Loews Hotels Holding Corporation and subsidiaries (“Loews Hotels”). Loews Hotels is a wholly owned subsidiary.

The following table summarizes the results of operations for Loews Hotels for the three and nine months ended September 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Other revenue, primarily operating	$67	$90	$213	$291
Net investment income				1
Total	67	90	213	292
Expenses:
Operating	91	81	255	227
Interest	2	2	7	8
Total	93	83	262	235
Income (loss) before income tax	(26)	7	(49)	57
Income tax (expense) benefit	11	(1)	19	(21)
Net income (loss) attributable to Loews Corporation	$(15)	$6	$(30)	$36

Revenues decreased by $23 million and $79 million, or 25.6% and 27.1%, for the three and nine months ended September 30, 2009 as compared to the corresponding periods of 2008. There was a net loss of $15 million and $30 million for the three and nine months ended September 30, 2009, as compared to net income of $6 million and $36 million in the corresponding periods of 2008.

Revenues decreased in the three and nine months ended September 30, 2009, as compared to the corresponding periods of 2008, due to a decrease in revenue per available room to $128.97 and $134.98, compared to $180.59 and $188.92 in 2008. Occupancy rates decreased from 77.5% to 71.5% and from 75.8% to 67.8% for the three and nine months ended September 30, 2009 as compared to the corresponding periods of 2008. Average room rates decreased by $53.58 and $50.26, or 23.0% and 20.2%, for the three and nine months ended September 30, 2009 as compared to the corresponding periods of 2008.

Results at Loews Hotels for the three and nine months ended September 30, 2009 were negatively impacted by the ongoing economic downturn. In the third quarter of 2009, Loews Hotels recorded a pretax charge of $10 million related to a development project commitment and a pretax charge of $10 million for a loan guarantee at a managed hotel. During the nine months ended September 30, 2009, Loews Hotels wrote down its entire investment in the Loews Lake Las Vegas Resort, resulting in a pretax impairment charge of $27 million. Loews Hotels is a 25% owner of that property through a joint venture and continues to manage this hotel. Pretax income for the nine months ended September 30, 2008 reflects an $11 million gain related to an adjustment in the carrying value of a 50% interest in a joint venture investment.

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

The following table summarizes the results of operations for Corporate and Other for the three and nine months ended September 30, 2009 and 2008 as presented in Note 15 of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Report:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Revenues:
Net investment income (loss)	$64	$(88)	$149	$69
Investment gains				2
Other revenue	(2)	18	(1)	17
Total	62	(70)	148	88
Expenses:
Operating	14	19	44	52
Interest	10	15	37	42
Total	24	34	81	94
Income (loss) before income tax	38	(104)	67	(6)
Income tax (expense) benefit	(16)	34	(28)	1
Income (loss) from continuing operations	22	(70)	39	(5)
Discontinued operations, net:
Results of operations		(1)		341
Gain on disposal				4,362
Net income attributable to Loews Corporation	$22	$(71)	$39	$4,698

Revenues increased by $132 million and $60 million and income from continuing operations increased by $92 million and $44 million in the three and nine months ended September 30, 2009, as compared to the corresponding periods of 2008. These increases were due primarily to improved performance of the trading portfolio.

In 2008, the Company completed the sale of Bulova and disposed of its entire ownership interest in Lorillard. Discontinued operations for the nine months included a $4.3 billion gain on the separation of Lorillard and a $75 million after tax gain on the sale of Bulova.

LIQUIDITY AND CAPITAL RESOURCES

CNA Financial

Cash Flow

CNA’s principal operating cash flow sources are premiums and investment income from its insurance subsidiaries. CNA’s primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

For the nine months ended September 30, 2009, net cash provided by operating activities was $275 million as compared with $1,261 million for the same period in 2008. Cash provided by operating activities in 2008 was favorably impacted by increased net sales of trading securities to fund policyholders’ withdrawals of investment contract products issued by CNA, which are reflected as financing cash flows. The primary source of these cash flows was the indexed group annuity portion of CNA’s pension deposit business which CNA exited in 2008. Additionally, during the second quarter of 2009 CNA resumed the use of a trading portfolio for income enhancement purposes. Because cash receipts and cash payments resulting from purchases and sales of trading securities are reported as cash flows related to operating activities, operating cash flows were reduced by $621 million related to net cash outflows which increased the size of the trading portfolio held at September 30, 2009.

For the nine months ended September 30, 2009, net cash used by investing activities was $168 million as compared with $508 million for the same period in 2008. Cash flows used by investing activities related principally to purchases of fixed maturity securities and short term investments. The cash flow from investing activities is impacted by various factors such as the anticipated payment of claims, financing activity, asset/liability management and individual security buy and sell decisions made in the normal course of portfolio management.

For the nine months ended September 30, 2009, net cash used by financing activities was $72 million as compared with $733 million for the same period in 2008. Net cash used by financing activities in 2009 was primarily related to the payment of dividends on the 2008 Senior Preferred stock to Loews.

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

•

As of September 30, 2009, CNA’s holding company held short term investments of $414 million. CNA’s holding company’s ability to meet its debt service and other obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to CNA by its insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Notwithstanding this limitation, CNA believes that it has sufficient liquidity to fund its preferred stock dividend and debt service payments through 2010.

CNA has an effective shelf registration statement under which it may issue $2.0 billion of debt or equity securities.

Diamond Offshore

Cash and investments, net of receivables and payables, totaled $251 million at September 30, 2009 compared to $737 million at December 31, 2008. In the first nine months of 2009, Diamond Offshore paid cash dividends totaling $837 million, consisting of special cash dividends of $785 million and regular quarterly cash dividends of $52 million. In October of 2009, Diamond Offshore declared a special dividend of $1.875 per share and a regular quarterly dividend of $0.125 per share, aggregating approximately $278 million.

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

Cash provided by operating activities was $1,136 million in the nine months ended September 30, 2009, compared to $1,039 million in the same period of 2008. The increase in cash flows from operations in the first nine months of 2009 is primarily the result of higher average dayrates earned by Diamond Offshore’s floater fleet, most notably in the Australia/Asia markets, as well as contributions to earnings by the newly constructed Ocean Scepter and Ocean Shield and the recently upgraded Ocean Monarch.

During 2009, Diamond Offshore acquired two newbuild, dynamically positioned, semisubmersible drilling rigs for an aggregate cost of $950 million, exclusive of final commissioning and initial mobilization costs, drill string and other necessary capital spares. The Ocean Courage is currently en route to the U.S. Gulf of Mexico, where it is expected to commence drilling operations in the first quarter of 2010. Diamond Offshore’s most recent addition to the fleet, the Ocean Valor, is currently undergoing final commissioning in Singapore. Diamond Offshore is actively marketing the Ocean Valor for work commencing in early 2010.

Diamond Offshore expects to spend approximately $140 million during the fourth quarter of 2009 for additional capital expenditures associated with its ongoing rig equipment replacement and enhancement programs, equipment required for its long-term international contracts and other corporate requirements, as well as final commissioning costs and drill string and capital spare purchases for its two newbuild semisubmersibles. During the first nine months of 2009, Diamond Offshore spent approximately $310 million towards these programs. Diamond Offshore expects to finance its 2009 capital expenditures through the use of its existing cash balances or internally generated funds. From time to time, however, Diamond Offshore may also make use of its credit facility to finance capital expenditures.

In May of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.9% senior notes due May 1, 2019. Diamond Offshore used the net proceeds of $496 million from the sale of the notes for general corporate purposes.

In October of 2009, Diamond Offshore issued $500 million aggregate principal amount of 5.7% senior notes due October 15, 2039. Diamond Offshore used the net proceeds of $492 million from the sale of the notes for general corporate purposes.

As of September 30, 2009, there were no loans outstanding under Diamond Offshore’s $285 million credit facility; however, $62 million in letters of credit were issued and outstanding under the credit facility.

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

HighMount

At September 30, 2009 and December 31, 2008, cash and investments amounted to $57 million and $47 million. Net cash flows provided by operating activities were $242 million in the nine months ended September 30, 2009, compared to $391 million in 2008. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

Cash used for investing activities in the nine months ended September 30, 2009 was $152 million compared to $415 million in 2008. The primary driver of cash used in investing activities was capital spent developing HighMount’s natural gas and oil reserves. HighMount spent $98 million and $293 million on capital expenditures for its drilling program in the nine months ended September 30, 2009 and 2008. The decrease in capital expenditures was due to reduced drilling activity in the first nine months of 2009.

HighMount maintains a $400 million revolving credit facility. At September 30, 2009, $35 million in borrowings and a $4 million letter of credit were outstanding under the facility. In addition, a financial institution which has a $30 million funding commitment under the revolving credit facility has not funded its portion of HighMount’s borrowing requests since September of 2008. As a result, the available capacity under the facility is $333 million. All other lenders met their revolving commitments on HighMount’s borrowings.

The agreements governing HighMount’s $1.6 billion term loans and revolving credit facility contain financial covenants typical for these types of agreements, including a maximum debt to capitalization ratio. The credit agreement also contains customary restrictions or limitations on HighMount’s ability to enter or engage in certain transactions, including transactions with affiliates. At September 30, 2009, HighMount was in compliance with all of its covenants under the credit agreement.

Boardwalk Pipeline

At September 30, 2009 and December 31, 2008, cash and investments amounted to $124 million and $315 million. Funds from operations for the nine months ended September 30, 2009 amounted to $266 million, compared to $276 million in 2008. In the nine months ended September 30, 2009 and 2008, Boardwalk Pipeline’s capital expenditures were $657 million and $1.9 billion, respectively.

Boardwalk Pipeline has incurred and will continue to incur costs to remediate the pipeline anomalies previously described. Including the costs incurred to remediate the pipe anomalies, Boardwalk Pipeline expects the total cost to complete the expansion projects to be within the previously announced cost estimates. The following table presents the estimated total capital expenditures and the amounts invested through September 30, 2009, for the remaining pipeline expansion projects, including expenditures for pipe remediation:

	Estimated Total Capital Expenditures (a)	Cash Invested Through September 30, 2009
(In millions)

Southeast Expansion	$755	$752
Gulf Crossing Project	1,765	1,619
Fayetteville and Greenville Laterals	1,215	967
Haynesville Project	185	5
Pipe Remediation (b)	130	35
Total	$4,050	$3,378

(a)

The estimated total capital expenditures are based on internally developed financial models and timelines. Factors in the estimates include, but are not limited to, those related to pipeline costs based on mileage, size and type of pipe, materials and construction and engineering costs.

(b)

This estimate represents the cost of remediating pipe anomalies on the expansion projects, including the East Texas Pipeline, the Southeast Expansion, the Gulf Crossing Project and the Fayetteville and Greenville Laterals.

Boardwalk Pipeline expects to incur additional capital expenditures of approximately $670 million to complete the expansion projects and remediation efforts. The majority of the expenditures relating to the expansion projects, including remediation efforts, are expected to occur by the end of 2010. The cost and timing estimates for these projects are subject to a variety of risks and uncertainties as discussed in Part II, Item 1A, Risk Factors, of this Form 10-Q and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Maintenance capital expenditures for the nine months ended September 30, 2009 and 2008 were $26 million and $24 million. The remaining 2009 maintenance capital expenditures of approximately $34 million are expected to be funded from Boardwalk Pipeline’s operating cash flows.

Boardwalk Pipeline has financed its expansion capital expenditures through the issuance of equity and debt, borrowings under its revolving credit facility and available operating cash flows in excess of its operating needs. During the third quarter of 2009, Boardwalk Pipeline raised approximately $530 million in financing through the issuance of equity and debt and does not anticipate the need to raise further capital in order to complete the expansion projects.

In August of 2009, Boardwalk Pipeline completed a public offering of 8.1 million common units at a price of $23.00 per unit. Boardwalk Pipeline received net cash proceeds of approximately $183 million after deducting underwriting discounts and expenses of $7 million and including a $4 million contribution received from Boardwalk Pipeline’s general partner to maintain its 2% general partner interest. Also in August of 2009, Boardwalk Pipeline received net proceeds of approximately $347 million after deducting initial purchaser discounts and offering expenses of $3 million from the sale of $350 million of 5.8% senior unsecured notes of Boardwalk Pipeline due September 15, 2019.

The proceeds of these offerings were used to directly and indirectly fund the expansion projects through the reduction of borrowings under Boardwalk Pipeline’s revolving credit facility and, in the case of the notes, Boardwalk Pipeline’s subordinated loan agreement with a subsidiary of the Company. As of September 30, 2009, Boardwalk Pipeline had $100 million outstanding under the subordinated loan agreement.

Boardwalk Pipeline maintains a revolving credit facility which has aggregate lending commitments of $1.0 billion. A financial institution which has a $50 million commitment under the revolving credit facility filed for bankruptcy protection in 2008 and has not funded its portion of Boardwalk Pipeline’s borrowing requests since that time. The revolving credit facility matures June 29, 2012. Boardwalk Pipeline has the option to convert the outstanding revolving loans to a term loan maturing June 29, 2013. As of September 30, 2009, borrowings outstanding under the credit facility were $479 million with a weighted-average interest rate of 0.5%. Boardwalk Pipeline was in compliance with all covenant requirements under the credit facility at September 30, 2009.

During the nine months ended September 30, 2009, Boardwalk Pipeline paid cash distributions, including incentive distribution rights of $264 million, of which $195 million was received by the Company. In October of 2009, Boardwalk Pipeline declared a quarterly distribution of $0.495 per common unit.

Loews Hotels

Cash and investments totaled $63 million at September 30, 2009, as compared to $72 million at December 31, 2008. Loews Hotels expects to incur capital expenditures of approximately $25 million during 2009 for the renovation of the Loews Miami Beach hotel, of which approximately $13 million was spent during the nine months ended September 30, 2009. Funds for capital expenditures and working capital requirements are expected to be provided from existing cash balances, operations and advances or capital contributions from us.

Corporate and Other

Parent Company cash and investments, net of receivables and payables, at September 30, 2009 totaled $2.7 billion, as compared to $2.3 billion at December 31, 2008. The increase in net cash and investments is primarily due to the receipt of $714 million in dividends and interest from our subsidiaries, partially offset by the funding of $100 million of subordinated loans to Boardwalk Pipeline, the purchase of $154 million of common units from Boardwalk Pipeline and $81 million of dividends paid to our shareholders.

As of September 30, 2009, there were 430,614,160 shares of our common stock outstanding. During the nine months ended September 30, 2009, we purchased 4,712,100 shares of our common stock at an aggregate cost of $143 million and 329,500 shares of CNA common stock at an aggregate cost of $2 million. From October 1, 2009 through October 28, 2009, we purchased an additional 991,500 shares of our stock at an aggregate cost of $33 million. Depending on market and other conditions, we may purchase shares of our and our subsidiaries’ common stock in the open market or otherwise.

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

For more than a year, capital and credit markets have experienced severe levels of volatility, illiquidity, uncertainty and overall disruption. This broader market disruption significantly subsided in the third quarter of 2009 in most asset sectors. The government has initiated programs intended to stabilize and improve markets and the economy. While the ultimate impact of these programs remains uncertain and economic conditions in the U.S. remain challenging, financial markets have shown improvement in the third quarter. Risk free interest rates approached multi-year lows and corporate credit spreads continued to narrow resulting in improvement in the Company’s unrealized position. However, fair market values in the asset-backed sector continue to be depressed due to continued concerns with underlying residential and commercial collateral.

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

Net Investment Income

The significant components of CNA’s net investment income are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008

Fixed maturity securities	$496	$501	$1,458	$1,495
Short term investments	7	29	28	94
Limited partnerships	145	(77)	240	(70)
Equity securities	11	18	39	62
Trading portfolio	12	(23)	20	(104)
Other	2	3	6	14
Total investment income	673	451	1,791	1,491
Investment expense	(13)	(12)	(36)	(42)
Net investment income	$660	$439	$1,755	$1,449

Net investment income increased $221 million for the three months ended September 30, 2009 compared with the same period in 2008. The increase was primarily driven by improved results from limited partnership investments. This increase was partially offset by the impact of lower risk free and short term interest rates. Limited partnership investments generally present greater volatility, higher illiquidity, and greater risk than fixed income investments.

Net investment income increased $306 million for the nine months ended September 30, 2009 compared with the same period in 2008. Excluding indexed group annuity and other trading portfolio losses of $104 million in 2008, net investment income increased by $202 million driven by the same reasons discussed above in the three month comparison. The indexed group annuity trading portfolio losses were substantially offset by a corresponding decrease in the policyholders’ funds reserves supported by the trading portfolio, which was included in Insurance claims and policyholders’ benefits on the Consolidated Condensed Statements of Operations. CNA exited the indexed group annuity business in 2008.

The fixed maturity investment portfolio and short term investments provided a pretax effective income yield of 5.1% and 5.7% for the nine months ended September 30, 2009 and 2008.

Net Realized Investment Gains (Losses)

The components of CNA’s net realized investment results are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(In millions)

Realized investment gains (losses):
Fixed maturity securities:
U.S. Treasury securities and obligations of government agencies	$(34)	$34	$(61)	$20
Corporate and other taxable bonds	10	(289)	(259)	(328)
States, municipalities and political subdivisions-tax exempt securities	16	1	70	51
Asset-backed securities	(104)	(61)	(603)	(218)
Redeemable preferred stock			(9)
Total fixed maturity securities	(112)	(315)	(862)	(475)
Equity securities	19	(376)	(133)	(405)
Derivative securities	(13)	35	51	47
Short term investments	2	4	10	11
Other	4	1	5	9
Total realized investment losses	(100)	(651)	(929)	(813)
Income tax benefit	34	228	319	286
Net realized investment losses	(66)	(423)	(610)	(527)
Amounts attributable to noncontrolling interests	5	44	61	54
Net realized investment losses attributable to Loews Corporation	$(61)	$(379)	$(549)	$(473)

Net realized investment losses decreased by $318 million for the three months ended September 30, 2009 compared with the same period in 2008 driven by decreased OTTI losses recognized in earnings. Net realized investment losses increased by $76 million for the nine months ended September 30, 2009 compared with the same period in 2008 driven by increased OTTI losses recognized in earnings. Further information on CNA’s realized gains and losses, including OTTI losses and impairment decision process, is set forth in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1. During the second quarter of 2009, the Company adopted updated accounting guidance, which amended the OTTI loss model for fixed maturity securities, as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item 1.

Verisk Analytics Inc. began trading on October 7, 2009 after an initial public offering through which CNA sold its entire position for $370 million. Since CNA’s cost basis in this position was zero, the entire amount will be recognized as a pretax realized investment gain in the fourth quarter of 2009.

CNA’s fixed maturity portfolio consists primarily of high quality bonds, 89.0% and 91.2% of which were rated as investment grade (rated BBB- or higher) at September 30, 2009 and December 31, 2008. The classification between investment grade and non-investment grade is based on a ratings methodology that takes into account ratings from the three major providers, Standard & Poor’s, Moody’s Investor Services, Inc. and Fitch Ratings in that order of preference. If a security is not rated by any of the three, CNA formulates an internal rating. For securities with credit support from third party guarantees, the rating reflects the greater of the underlying rating of the issuer or the insured rating.

The following table summarizes the ratings of CNA’s fixed maturity portfolio at carrying value.

	September 30, 2009		December 31, 2008
(In millions of dollars)

U.S. Government and Agencies	$3,270	9.4%	$4,611	16.0%
AAA rated	6,114	17.6	8,494	29.4
AA and A rated	12,142	35.0	8,166	28.3
BBB rated	9,429	27.2	5,029	17.3
Non-investment grade	3,763	10.8	2,587	9.0
Total	$34,718	100.0%	$28,887	100.0%

Non-investment grade fixed maturity securities, as presented in the table below, include high-yield securities rated below BBB- by rating agencies and other unrated securities that, according to CNA’s analysis, are below investment grade. Non-investment grade securities generally involve a greater degree of risk than investment grade securities. The increase in non-investment grade holdings primarily reflects the downgrade of previously investment grade rated asset-backed securities aggregating $1,226 million of fair value. The remaining change in non-investment grade was attributable to price appreciation and net sales. The amortized cost of CNA’s non-investment grade fixed maturity bond portfolio was $4,199 million and $3,709 million at September 30, 2009 and December 31, 2008. The following table summarizes the ratings of this portfolio at carrying value.

	September 30, 2009		December 31, 2008
(In millions of dollars)

BB	$1,251	33.3%	$1,585	61.3%
B	1,202	31.9	754	29.1
CCC-C	1,228	32.6	232	9.0
D	82	2.2	16	0.6
Total	$3,763	100.0%	$2,587	100.0%

Included within the fixed maturity portfolio are securities that contain credit support from third party guarantees from mono-line insurers. The ratings on these securities reflect the greater of the underlying rating of the issuer or the insured rating. At September 30, 2009, $623 million of the carrying value of the fixed maturity portfolio had a third party guarantee that increased the underlying average rating of those securities from A+ to AA+. Of this amount, 93.0% was within the tax-exempt bond segment. The third party credit support on tax-exempt bonds is provided by five mono-line insurers, the largest exposure based on fair value being Financial Security Assurance Inc. at 68.0%, National Re Corporation at 17.0% and Assured Guarantee Corporation at 10.0%.

At September 30, 2009 and December 31, 2008, approximately 98.0% and 97.0% of the fixed maturity portfolio was issued by U.S. Government and affiliated agencies or was rated by S&P or Moody’s. The remaining bonds were rated by other rating agencies or CNA.

The carrying value of securities that are either subject to trading restrictions or trade in illiquid private placement markets at September 30, 2009 was $151 million, which represents less than 0.4% of CNA’s total investment portfolio. These securities were in a net unrealized gain position of $2 million at September 30, 2009.

The following table provides the composition of available-for-sale fixed maturity securities in a gross unrealized loss position at September 30, 2009 by maturity profile. Securities not due at a single date are allocated based on weighted average life.

	Percent of Market Value	Percent of Unrealized Loss

Due in one year or less	4.0%	3.0%
Due after one year through five years	26.0	24.0
Due after five years through ten years	23.0	29.0
Due after ten years	47.0	44.0
Total	100.0%	100.0%

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

	September 30, 2009		December 31, 2008
	Fair Value	Effective Duration (Years)	Fair Value	Effective Duration (Years)
(In millions of dollars)

Segregated investments	$10,427	11.4	$8,168	9.9
Other interest sensitive investments	28,627	4.3	25,194	4.5
Total	$39,054	6.2	$33,362	5.8

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

Short Term Investments

The carrying value of the components of the general account short term investment portfolio is presented in the following table:

	September 30, 2009	December 31, 2008
(In millions)

Short term investments available-for-sale:
Commercial paper	$730	$563
U.S. Treasury securities	2,279	2,258
Money market funds	251	329
Other	815	384
Total short term investments	$4,075	$3,534

There was no cash collateral held related to securities lending at September 30, 2009 or December 31, 2008.

Asset-backed and Sub-prime Mortgage Exposure

The following table provides detail of the Company’s exposure to asset-backed and sub-prime mortgage related securities:

	Security Type
September 30, 2009	RMBS (a)	CMBS (b)	Other ABS (c)	Total
(In millions)

U.S. government agencies	$2,442			$2,442
AAA	2,088	$378	$516	2,982
AA	285	92	27	404
A	282	65	11	358
BBB	224	47	118	389
Non-investment grade and equity tranches	1,412	17		1,429
Total fair value	$6,733	$599	$672	$8,004
Total amortized cost	$7,523	$760	$701	$8,984

Sub-prime (included above)
Fair value	$711			$711
Amortized cost	950			950

Alt-A (included above)
Fair value	$840			$840
Amortized cost	1,011			1,011

(a)	Residential mortgage-backed securities (“RMBS”)
(b)	Commercial mortgage-backed securities (“CMBS”)
(c)	Other asset-backed securities (“Other ABS”)

The exposure to sub-prime residential mortgage (sub-prime) collateral and Alternative A residential mortgages that have lower than normal standards of loan documentation (Alt-A) collateral is measured by the original deal structure. Of the securities with sub-prime exposure, approximately 61.0% were rated investment grade, while 65.0% of the Alt-A securities were rated investment grade. At September 30, 2009, $10 million of the carrying value of the sub-prime and Alt-A securities carried a third-party guarantee.

Pretax OTTI losses of $348 million for securities with sub-prime and Alt-A exposure were included in the $592 million of pretax OTTI losses related to asset-backed securities recognized in earnings on the Consolidated Condensed Statements of Operations for the nine months ended September 30, 2009. Continued deterioration in these markets beyond our current expectations may cause us to reconsider and incur additional OTTI losses. See Note 2 of the Notes to Consolidated Condensed Financial Statements included under Item  1 for additional information related to unrealized losses on asset-backed securities.

ACCOUNTING STANDARDS UPDATES

For a discussion of recent updated accounting guidance that has been adopted or recently issued guidance not yet adopted, please read Note 1 of the Notes to Consolidated Condensed Financial Statements included under Item  1.

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

•	costs and timing of rig upgrades;

•	market conditions in the offshore oil and gas drilling industry, including utilization levels and dayrates;

•	timing and duration of required regulatory inspections for offshore oil and gas drilling rigs;

•	the risk of physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico;

•	the availability and cost of insurance;

•	regulatory issues affecting natural gas transmission, including ratemaking and other proceedings particularly affecting our gas transmission subsidiaries;

•	the ability of Boardwalk Pipeline to maintain or replace expiring customer contracts on favorable terms;

•	the successful completion, timing, cost, scope and future financial performance of planned expansion projects as well as the financing of such projects;

•	the ability of Boardwalk Pipeline to obtain and maintain authority to operate its expansion project pipelines at higher than normal operating pressures under special permits issued by PHMSA; and

•	the development of additional natural gas reserves and changes in reserve estimates.

Risks and uncertainties affecting us and our subsidiaries generally

•	general economic and business conditions;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our market risk components for the nine months ended September 30, 2009. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 for further information. Additional information related to portfolio duration and market conditions is discussed in the Investments section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.

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

The Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The CEO and CFO have concluded that the Company’s controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2009 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Boardwalk Pipeline is seeking authority from PHMSA to operate the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral under special permits that would allow each pipeline to operate at higher than normal operating pressures (up to 0.80 of the pipe’s Specified Minimum Yield Strength, or SMYS, as opposed to the normal operating pressure of up to 0.72 SMYS). PHMSA retains discretion as to whether to grant, or to maintain in force, authority to operate a pipeline at higher than normal operating pressures. The ability to operate at higher than normal operating pressures increases the transportation capacity of the pipelines, thereby increasing each pipeline’s maximum peak-day transmission capacity. For each of these expansion pipelines, Boardwalk Pipeline has entered into firm transportation contracts with shippers which would utilize the maximum capacity available from operating at higher operating pressures. Therefore, absent such authority, Boardwalk Pipeline will not be able to transport all of the contracted quantities of natural gas on these pipelines.

While completing the requirements to operate at higher than normal operating pressures, Boardwalk Pipeline discovered anomalies in certain pipeline segments on each of the expansion projects. Accordingly, operating pressures on each pipeline were reduced below normal operating pressures as Boardwalk Pipeline performed additional testing procedures, remediated the anomalies and sought authority from PHMSA to increase operating pressures, first to normal operating pressures and for those expansion pipelines for which Boardwalk Pipeline is seeking special permits, subsequently to higher than normal operating pressures under the special permits. Boardwalk Pipeline has also shut down pipeline segments for periods of time to remediate anomalies. Boardwalk Pipeline entered into an agreement with PHMSA during the second quarter of 2009, which modified each of the special permits and defined the testing protocol and remediation efforts that Boardwalk Pipeline needs to complete in order to return to normal operating pressures, and for those expansion pipelines for which Boardwalk Pipeline is seeking special permits, to operate at higher than normal operating pressures. The testing protocol and remediation efforts include replacement of certain pipe joints, performing investigative digs to physically inspect the pipe sections and conducting metallurgical testing and analysis on a variety of pipe samples.

The pressure reductions and shutdowns that have occurred to remediate anomalies on the expansion pipeline projects have reduced throughput and adversely impacted transportation revenues, net income and cash flows. With respect to the East Texas Pipeline, Southeast Expansion, Gulf Crossing Project and Fayetteville Lateral, until Boardwalk Pipeline has remediated the pipe anomalies, performed additional testing required by PHMSA and obtained PHMSA’s consent to increase operating pressures to higher than normal levels under the special permits, Boardwalk Pipeline will not be able to operate that pipeline at its anticipated peak-day transmission capacity which could continue to have a material adverse affect on Boardwalk Pipeline’s business, financial condition, results of operations and cash flows, including the ability to make distributions to unitholders. In addition, Boardwalk Pipeline has incurred and will continue to incur costs, which may be significant, to inspect, test and replace defective pipe segments, complete system upgrades or settle customer claims on each of the expansion pipelines.

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

The cost overruns and construction and commissioning delays experienced by Boardwalk Pipeline have resulted from a variety of factors, including the following:

•

delays in obtaining regulatory approvals, including delays in receiving authorization from PHMSA to operate the East Texas, Southeast Expansion, Gulf Project and Fayetteville Lateral at higher operating pressures under special permits following the discovery of anomalies in portions of its expansion pipelines;

•	difficult construction conditions, including adverse weather conditions, difficult river crossings and higher density rock formations than anticipated;

•	delays in obtaining key materials; and

•	shortages of qualified labor and escalating costs of labor and materials resulting from the high level of construction activity in the pipeline industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

July 1, 2009 - July 31, 2009	1,000,000	$25.62	N/A	N/A

August 1, 2009 - August 31, 2009	327,600	$31.15	N/A	N/A

September 1, 2009 - September 30, 2009	2,188,600	$34.28	N/A	N/A

Item 6. Exhibits.

Description of Exhibit	Exhibit Number

Restated Certificate of Incorporation of Loews Corporation dated August 11, 2009.	3.1*

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1*

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

XBRL Instance Document	101.INS **

XBRL Taxonomy Extension Schema	101.SCH **

XBRL Taxonomy Extension Calculation Linkbase	101.CAL **

XBRL Taxonomy Extension Definition Linkbase	101.DEF **

XBRL Taxonomy Label Linkbase	101.LAB **

XBRL Taxonomy Extension Presentation Linkbase	101.PRE **

*	Filed herewith.
**

The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOEWS CORPORATION
(Registrant)

Dated: November 2, 2009	By:	/S/ PETER W. KEEGAN
PETER W. KEEGAN
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)